Form 10QSB
period 1997-03-31
GOLDEN QUEEN MINING CO LTD
filed 1997-05-13
CIK 1025362

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1997
                                  OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to _________

                      GOLDEN QUEEN MINING CO. LTD.
         (Exact name of registrant as specified in its charter)

Province of British Columbia          0-21777               Not Applicable
(State or other jurisdiction       (Commission              (IRS Employer
    of incorporation)              File Number)           Identification No.)

                     Green Flag Building, Suite 211-A
                             104 South Freya
                       Spokane, Washington 99202
                (Address of principal executive offices)

     Registrant's telephone number, including area code: (509) 535-4022

      Securities registered pursuant to Section 12(b) of the Act:  None

 Securities registered pursuant to section 12(g) of the Act:  Common Stock, without par value


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of outstanding shares of the issuer's common stock at April 30, 1997 was 22,208,400 shares.

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                       GOLDEN QUEEN MINING CO. LTD.
 QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                           TABLE OF CONTENTS


SAFE HARBOR STATEMENT
                                                                      Page
PART I

     Item 1:  Financial Statements                                     1

     Item 2:  Management's Discussion and Analysis or
               Plan of Operation                                       9


PART II

     Item 1:  Legal Proceedings                                       11

     Item 2:  Changes in Securities                                   11

     Item 3:  Defaults Upon Senior Securities                         11

     Item 4:  Submission of Matters to a Vote of Security Holders     11

     Item 5:  Other Information                                       11

     Item 6:  Exhibits and Reports on Form 8-K                        11


SIGNATURES


                                    (i)

                           Safe Harbor Statement


Except for the historical information contained herein, certain of the matters discussed in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. Potential risks and uncertainties include, without limitation, the likelihood of continued losses from operations pending development of the Company's Soledad Mountain Project in Kern County, California, the need to obtain significant additional financing in order to develop the project, risks associated with the mining industry generally, environmental risks associated with mining, fluctuating gold prices, and other factors that may affect future results as described below.

The Company has no revenue from mining operations and has experienced losses from operations for each of the last ten years. This trend is expected to continue for at least the next two years and is expected to reverse only if, as and when gold is produced from the Soledad Mountain Project.

No assurance can be given that the Soledad Mountain Project will be placed into production. Based upon currently available information, the Company estimates that it will need approximately $47,800,000 to begin production, which is expected to come from additional sales of common stock and from bank borrowings or other means. Alternatively, the Company may determine that it is in the best interests of its shareholders to enter into a joint development or similar arrangement with another mining company to develop the Soledad Mountain Project.

The Company does not have a commitment for bank financing or for the underwriting of additional shares of its common stock, and is not a party to any agreement or arrangement providing for the joint development of the Soledad Mountain Project. Whether and to what extent such financing can be obtained will depend on a number of factors, not the least of which is the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of April 30, 1997, world gold prices were approximately $340 per ounce, a reduction of approximately 14% from prices at the end of 1996. If gold prices do not strengthen, it may not be economical for the Company to place the Soledad Mountain Project into production.

The Company is subject to all of the risks inherent in the mining industry, including environmental hazards, industrial accidents, labor disputes, unusual or unexpected geologic formations, cave-ins, flooding and periodic interruptions due to inclement weather. These risks could result in damage to, or destruction of, mineral properties and production facilities, personal injury, environmental damage, delays, monetary losses and legal liability. Although the Company maintains or can be expected to maintain insurance within ranges of coverage consistent with industry practice, no assurance can be given that such insurance will be available at economically feasible premiums. Insurance against environmental risks (including pollution or other hazards resulting from the disposal of waste products generated from exploration and production activities) is not generally available to the Company. Were the Company subjected to environmental liabilities, the payment of such liabilities would reduce the funds available to the Company. Were the Company unable to fund fully the cost of remedying an environmental problem, it might be required to suspend operations or enter into interim compliance measures pending completion of remedial activities.

                                    (ii)

                                   PART I


Item 1.  FINANCIAL STATEMENTS.

The unaudited consolidated financial statements of the Company for the periods covered by this report are set forth at pages 2 through 8.




        [The balance of this page has been intentionally left blank.]

                         GOLDEN QUEEN MINING CO. LTD.
                        (a development stage company)
                         Consolidated Balance Sheets
                              (U.S. dollars)

                                        March 31, 1997    December 31, 1996
                                         (unaudited)          (audited)

Assets

Current Assets
     Cash and cash equivalents          $ 2,750,352         $ 5,436,497
     Accounts receivable                     11,766             133,164
     Prepaid expenses and other
       current assets                        31,316              55,603
                                         ----------          ----------
Total current assets                    $ 2,793,434         $ 5,625,264

Properties and equipment, net             1,146,833             683,310
Mineral properties                        5,139,461           4,941,839
Deferred exploration and development     11,777,912           9,799,839
Other assets                                353,500             353,500
                                         ----------          ----------
Total assets                            $21,211,140         $21,403,752
                                         ==========          ==========

Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable                      $   412,642         $   507,713
  Accrued liabilities                        21,528              69,046
  Current maturities of long-term debt    1,175,415             203,175
                                         ----------          ----------
Total current liabilities                 1,609,585             779,934

Long-term debt, less current maturities     889,859           1,901,520
                                         ----------          ----------
Total liabilities                       $ 2,499,444         $ 2,681,454
                                         ----------          ----------
Shareholders' Equity

  Preferred shares, without par,
  3,000,000 shares authorized;
  0 shares outstanding                            0                   0
  Common shares, without par,
  100,000,000 shares authorized
  22,208,400 and 22,051,400
  shares issued                          21,043,281          20,886,029
  Accumulated deficit                    (2,331,585)         (2,163,731)
                                         ----------          ----------
Total shareholders' equity               18,711,696          18,722,298

Liabilities and shareholders' equity    $21,211,140         $21,403,752
                                         ==========          ==========

                       GOLDEN QUEEN MINING CO. LTD.
                      (a development stage company)
                     Consolidated Statements of Loss
                              (Unaudited)

                        Three Month Period Ended


                                                                      Cumulative Amounts
                                                                         From Date of
                                                                          Inception
                                                                      (November 21, 1985)
                                                                           through
(U.S. Dollars)                March 31, 1997      February 29, 1996     March 31, 1997
--------------------------------------------      -----------------   -------------------
General and administrative
  expenses                    $   198,621         $   111,637         $ 2,340,478
Interest expense                   23,750                  75             230,332
Interest income                   (54,970)            (11,654)           (765,990)
Other (income expense                 453                   0               6,822
Write-off of mineral properties         0                   0             277,251
                               --------------------------------------------------
Net loss                      $   167,854         $   100,058         $ 2,088,893
                               ==================================================
Net loss per share            $      0.01         $      0.01                 N/A
                               --------------------------------------------------
Weighted average shares
 outstanding                   22,187,622          16,215,181                 N/A



                       GOLDEN QUEEN MINING CO. LTD.
                      (a development stage company)
                  Consolidated Statements of Cash Flows
                              (Unaudited)

                         Three Month Period Ended

                                                                      Cumulative Amounts
                                                                         From Date of
                                                                          Inception
                                                                      (November 21, 1985)
                                                                           through
(U.S. Dollars)                March 31, 1997      February 29, 1996     March 31, 1997
--------------------------------------------      -----------------   -------------------

OPERATING ACTIVITIES:
 Net loss                     $   (167,854)       $   (100,058)       $  (2,088,893)
 Adjustments to reconcile
  net loss to cash used
  in operating activities:
 Write-off of mineral properties         0                   0              277,251
  Amortization and depreciation     13,585               2,630               55,495
  Loss on disposition of property
   and equipment                         0                   0               10,949
 Changes in assets and liabilities:
  Accounts receivable              121,398                (671)             (11,766)
  Prepaid expenses and other
   current assets                   24,287              (6,826)             (31,316)
  Accounts payable and accrued
   liabilities                    (142,589)            (86,141)             434,170
                               ----------------------------------------------------
Cash used in
 operating activities             (151,173)           (191,066)          (1,354,110)
                               ----------------------------------------------------
FINANCING ACTIVITIES:
 Borrowing under long-term debt          0               9,000            2,681,669
 Payment of long-term debt         (39,421)             (2,430)            (888,946)
 Issuance of common shares
   for cash                        157,252             214,178           10,647,351
 Share issue costs                       0                   0             (242,692)
 Issuance of special warrants            0                   0            9,453,437
                               ----------------------------------------------------
Cash provided by
  financing activities             117,831             220,748           21,650,819
                               ----------------------------------------------------
INVESTING ACTIVITIES:
 Deferred exploration and
  development expenditures      (1,978,073)           (439,675)         (12,937,100)
 Deposits on mineral properties          0            (250,000)            (353,500)
 Purchase of mineral properties   (197,622)            (99,305)          (3,042,480)
 Purchase of property
  and equipment                   (477,108)            (20,003)          (1,221,769)
 Proceeds from sale of assets            0                   0                8,492
                               ----------------------------------------------------
Cash used in investing
  activities                    (2,652,803)           (808,983)         (17,546,357)
                               ----------------------------------------------------
NET CHANGE IN CASH AND
 CASH EQUIVALENTS               (2,686,145)           (779,301)           2,750,352
CASH AND CASH EQUIVALENTS,
 beginning balance               5,436,497             950,832                    0
                               ----------------------------------------------------
CASH AND CASH EQUIVALENTS,
 ending balance               $  2,750,352        $    171,531        $   2,750,352
                               ====================================================
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
 Cash paid for:



NON-CASH FINANCING AND INVESTING
 ACTIVITIES:
 Exchange of notes for
   common shares                         0                   0        $     682,282
 Exchange of note for future
  royalty payments                       0                   0        $     150,000
 Shares for mineral property             0                   0        $     280,211



                         GOLDEN QUEEN MINING CO. LTD.
                        (a development stage company)
         Consolidated Statements of Changes in Shareholders' Equity

                                        Common Shares                 Accumulated
(U.S. Dollars)                      Shares               Amount         Deficit            Total
--------------------------------------------------------------------------------------------------
November 21, 1985
Issuance of shares for cash         1,425,001          $  141,313     $ (15,032)          $  141,313
Loss for the year                                                                            (15,032)
                                   -----------------------------------------------------------------
Balance, May 31, 1986               1,425,001             141,313       (15,032)             126,281

Issuance of shares
  for cash                            550,000             256,971                            256,971
  for property                         25,000              13,742                             13,742
Loss for the year                                                       (58,907)             (58,907)
                                   -----------------------------------------------------------------
Balance, May 31, 1987                2,000,00            1412,026       (73,939)             338,087

Issuance of shares - for cash       1,858,748           1,753,413                          1,753,413
Earnings for the year                                                    38,739               38,739
                                   -----------------------------------------------------------------
Balance, May 31, 1988               3,858,749           2,165,439       (35,200)           2,130,239

Issuance of shares
  for cash                          1,328,750           1,814,133                          1,814,133
  for property                        100,000             227,819                            227,819
Loss for the year                                                      (202,160)            (202,160)
                                   -----------------------------------------------------------------
Balance, May 31, 1989               5,287,499           4,207,391      (237,360)           3,970,031

Issuance of shares
  for cash                          1,769,767           2,771,815     2,771,815
  for property                          8,875              14,855        14,855
Loss for the year                                                      (115,966)            (115,966)
                                   -----------------------------------------------------------------
Balance, May 31, 1990               7,066,141           6,994,061      (353,326)           6,640,735

Earnings for the year                                                   (28,706)            ( 28,706)
                                   -----------------------------------------------------------------
Balance, May 31, 1991               7,066,141           6,994,061      (324,620)           6,994,441

Loss for the year                                                      (157,931)            (157,931)
                                   -----------------------------------------------------------------
Balance, May 31, 1992               7,066,141           6,994,061      (482,551)           6,511,510

Loss for the year                                                      (285,391)            (285,391)
                                   -----------------------------------------------------------------
Balance, May 31, 1993               7,066,141           6,994,061      (767,942)           6,226,119

Issuance of shares
  for cash                          5,834,491           1,536,260                          1,536,260
  for property                        128,493              23,795                             23,795
Loss for the year                                                      (158,193)            (158,193)
Share issue costs                                                       (18,160)            ( 18,160)
                                   -----------------------------------------------------------------
Balance, May 31, 1994              13,029,125          8,554,116       (944,295)           7,609,821

                                      6

                         GOLDEN QUEEN MINING CO. LTD.
                        (a development stage company)
        Consolidated Statements of Changes in Shareholders' Equity
                                (Continued)

                                        Common Shares                 Accumulated
(U.S. Dollars)                      Shares               Amount         Deficit            Total
--------------------------------------------------------------------------------------------------
Issuance of shares
 for cash                              648,900
 for property                                             182,866                            182,866
Loss for the year                                                        (219,576)          (219,576)
                                    ----------------------------------------------------------------
Balance, May 31, 1986               13,678,025         $8,736,982     $(1,163,871)        $7,573,111

Issuance of common shares
 for cash                            2,349,160          2,023,268               0          2,023,268
Issuance of common shares
 for debt                              506,215            662,282               0            662,282
Issuance of 5,500,000
 special warrants                            0          9,453,437               0          9,453,437
Special warrants issue cost                  0                  0        (100,726)          (100,726)
Net loss for the year                        0                  0        (426,380)          (426,380)
                                    ----------------------------------------------------------------
Balance, May 31, 1996               16,533,400         20,875,969      (1,690,977)        19,184,992

Issuance of common shares
 for cash                               18,000             10,060               0             10,060
Issuance of common shares
 for special warrants                5,500,000                  0               0                  0
Special warrants issue cost                  0                  0        (123,806)          (123,806)
Net loss for the period                      0                  0        (348,948)          (348,948)
                                    ----------------------------------------------------------------
Balance, December 31, 1996          22,051,400         20,886,029      (2,163,731)        18,722,298

Issuance of common shares
 for cash                              157,000            157,252               0            157,252
Net loss for the period                      0                  0        (167,854)          (167,854)
                                    ----------------------------------------------------------------
Balance, March 31, 1997             22,208,400         $21,043,281    $(2,331,585)        $18,711,696


                      GOLDEN QUEEN MINING CO. LTD.
                      (a development stage company)
                 Note to Consolidated Financial Statements
                                (Unaudited)


Note 1:  Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 1996 annual report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

During 1996, the Company elected to change its fiscal year end from May 31 to December 31. Financial information presented in this Form 10-QSB for the preceding fiscal year is for the three month period ended February 29, 1996.
In order to maintain consistency of financial information contained in regulatory filings in both Canada and the United States, management of the Company has elected not to recast its operations from the preceding fiscal year to parallel the 1997 quarterly results. Management of the Company believes there are no seasonal or other factors which would affect the comparability of this information.

Note 2:  Subsequent Event

In May 1997, the Company entered into an agreement with an underwriter pursuant to which the underwriter has agreed to purchase, for resale on a private placement basis, 3,000,000 special warrants at a price of C$2.20
(US $1.58) per special warrant. Each of the special warrants will be exchangeable into one common share of the Company, subject to adjustment in certain circumstances. Through this placement of special warrants, the Company plans to raise proceeds of approximately C$6,600,000 (US $4,740,000). The underwriter also has the option to purchase, for resale, up to an additional 500,000 special warrants at the same price. This option to purchase expires on the closing date of the special warrant issue. The proceeds raised will be used to fund the ongoing capital expenditures at the Soledad Mountain Project and for general corporate purposes. The closing of the issue is scheduled for May 29, 1997 and is subject to certain conditions, including the receipt of approval of The Toronto Stock Exchange and the execution of a definitive underwriting agreement.





         [The balance of this page has been intentionally left blank.]

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS.

OVERVIEW. During the periods indicated in the discussion which follows, the Company has been in the exploration stage of its business and therefore has earned no revenue from its operations. Variations in the level of expenses between periods have been as a result of the nature, timing and cost of the activities undertaken in the various periods. Financing of the continued exploration of the Soledad Mountain Project during such periods has been obtained through the sale of shares of common stock of the Company in predominantly offshore transactions and through borrowings.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED FEBRUARY 29, 1996. General and administrative expenses increased to $198,000 for the three months ended March 31, 1997, from $112,000 for the three month period ended February 29, 1996. The increase is primarily due to additional management staffing added during 1996. Interest expense increased to $23,000 for the three month period ended March 31, 1997, from zero for the three month period ended February 29, 1996, as a result of borrowings made in 1996. Interest income increased to $55,000 for the three months ended March 31, 1997, from $12,000 for the three months ended February 29, 1996, primarily as a result of a significant increase in the average balance of invested funds. As a result of the foregoing factors, the Company incurred a net loss of $167,000 for the three months ended March 31, 1997, versus a net loss of $100,000 for the three month period ended February 29, 1996.

LIQUIDITY AND CAPITAL RESOURCES.

The Company acquired the Soledad Mountain Project in 1986 and since then has been engaged in solidifying its land position and conducting several drilling and sampling programs in order to delineate ore reserves on the project. The Company continues to focus its attention on exploring and developing the project, with a view toward commencing production in the second half of 1998. During the three months ended March 31, 1997, the Company expended approximately $2,653,000 on the Soledad Mountain Project. On a cumulative basis since inception, the Company has expended approximately $17,546,000 on the project.

As of March 31, 1997, the Company held approximately $2,750,000 in cash and $1,184,000 in working capital. Based upon currently available information, the Company estimates that it will need approximately $47,800,000 to begin production at the Soledad Mountain Project. This financing is expected to be derived from additional sales of common stock and from bank borrowings. Alternatively, the Company may determine that it is in the best interests of its shareholders to enter into a joint development or similar arrangement with another mining company to develop the Soledad Mountain Project.

As is disclosed in Note 2 to the financial statements accompanying this report, and in Item 5 of this report, in May, 1997, the Company entered into an agreement with an underwriter pursuant to which the underwriter has agreed to purchase, for resale on a private basis, 3,000,000 special warrants at a price of C$2.20 (US $1.58) per special warrant. Each of the special warrants will be exchangeable into one common share of the Company, subject to adjustment in certain circumstances. Through this placement of special warrants, the Company plans to raise proceeds of approximately $6,600,000
(US $4,740,000). The underwriter also has the option to purchase, for resale, up to an additional 500,000 special warrants at the same price. This option to purchase expires on the closing date of the special warrant issue. The proceeds raised will be used to fund the ongoing capital expenditures at the Soledad Mountain Project and for general corporate purposes. The closing of the issue is scheduled for May 29, 1997 and is subject to certain conditions, including the receipt of approval of The Toronto Stock Exchange and the execution of a definitive underwriting agreement.

The Company does not have any other commitment for bank financing or for the underwriting of additional shares of its common stock, and is not a party to any agreement or arrangement providing for the joint development of the Soledad Mountain Project. Whether and to what extent additional or alternative financing options are pursued by the Company will depend on a number of important factors, including: the results of further development activities at the Soledad Mountain Project, management's assessment of the financial markets, the overall capital requirements for development of the project, and the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of April 30, 1997, world gold prices were approximately $340 per ounce, a reduction of approximately 14% from prices at the end of 1996. If gold prices do not strengthen, it may not be economical for the Company to place the Soledad Mountain Project into production.

PLAN OF OPERATIONS.

The Company has substantially completed its exploration of the Soledad Mountain Project and intends to develop the project as an open pit gold and silver mining and cyanide heap leach recovery operation. The Company's plans include the construction of facilities, mining by open pit methods and processing precious metals ores at a rate of up to 3.6 million tonnes (4 million tons) per year for at least seven years. This will be followed by heap detoxification and reclamation of the project site. The Company expects to begin producing gold and silver from the project in the second half of 1998.

The total capital cost of the Soledad Mountain Project is estimated to be $59,500,000, consisting of an initial capital component and a future component covering deferred and replacement capital, including reclamation. Initial capital costs required to put the project into production are estimated to be $47,800,000. This estimate is based on a 12-month construction period starting immediately after permits are received. The estimate includes purchases of all equipment and facilities, including mobile equipment. Deferred and replacement capital costs required to complete all facilities to accommodate life-of-mine ore production are estimated to be $11,700,000, including continuation of land acquisition payments, leach pad additions, equipment replacement and/or major overhauls and heap rinse down. Reclamation occurring during mine operation will be carried as an operating expense.

Based on a stripping ratio of 2.49 to 1, the Company estimates total operating costs of $5.92 per tonne ($5.36 per ton) of ore processed, comprised of mining costs of $2.79 per tonne ($2.53 per ton), processing costs of $2.59 per tonne ($2.34 per ton) and general and administrative costs of $0.55 per tonne ($0.50 per ton). The feasibility report prepared for the Company by Pincock, Allen & Holt described below concludes that these proposed operating costs have been estimated in accordance with industry practice. The Company estimates that 94,300 ounces per year of gold equivalent can be produced at a direct cash cost of $223 per ounce and a total operating cost, including royalties and local taxes, of $245 per ounce. Total production cost, including capital but excluding sunk cost, is estimated at $334 per ounce of gold equivalent.

In addition, the Company had budgeted $5,400,000 for additional on-going drilling to further delineate ore at the Soledad Mountain Project. These proposed drilling activities include: a $2,200,000 deep drilling program to determine whether substantial minable reserves, estimated on the basis of underground cross-cut assays from the 1930s and 1940s to be approximately 13.6 million tonnes (15.0 million tons), exist at 152 to 366 meters (500 to 1,200 feet) below the surface of the project; a $300,000 drilling program to further delineate ore at the stockworks area of the proposed mine; a $1,400,000 in-fill drilling program to be conducted during the first two years of mine production to facilitate detailed mine planning; and a $1,500,000 program to explore the south-east extension of one identified ore vein to determine whether there is a continuation of the structure.

The following table summarizes the activities proposed to be undertaken by the Company during the twelve-month period commencing January 1, 1997, and the estimated costs of such activities.

          Underground drilling               $2,000,000
          Surface drilling                    1,000,000
          Engineering design                  2,400,000
          Permitting and feasibility study    1,000,000
                                              ---------
                                   Total     $6,400,000
                                              =========

The Company has expended approximately $2,000,000 to complete a final bankable feasibility study prepared by Pincock, Allen & Holt of Lakewood, Colorado in December 1996. This expenditure was necessary to complete the design of the crushing plant, or heap, solution handling systems, haul roads and associated surface infrastructure at the Soledad Mountain Project. The bankable feasibility study is now at a level of accuracy deemed appropriate for project financing purposes. An internal preliminary feasibility study was prepared by the Company and reviewed by Pincock, Allen & Holt in early 1996; that report, however, was a study of the project generated solely for internal purposes, to ascertain the economic viability of the project. It was not prepared for purposes of obtaining bankable feasibility.

                                 PART II

Item 1.  LEGAL PROCEEDINGS.

Neither the Company nor its subsidiary, Golden Queen Mining Company, Inc., is a party to, nor are they threatened by, any material legal proceeding as of the date of this report.

Item 2.  CHANGES IN SECURITIES.

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's shareholders during the first quarter of 1997.

Item 5.  OTHER INFORMATION.

In May 1997, the Company entered into an agreement with an underwriter pursuant to which the underwriter has agreed to purchase, for resale on a private placement basis, 3,000,000 special warrants at a price of C$2.20
(US $1.58) per special warrant. Each of the special warrants will be exchangeable into one common share of the Company, subject to adjustment in certain circumstances. Through this placement of special warrants, the Company plans to raise proceeds of approximately C$6,600,000 (US $4,740,000). The underwriter also has the option to purchase, for resale, up to an additional 500,000 special warrants at the same price. This option to purchase expires on the closing date of the special warrant issue. The proceeds raised will be used to fund the ongoing capital expenditures at the Soledad Mountain Project and for general corporate purposes. The closing of the issue is scheduled for May 29, 1997 and is subject to certain conditions, including the receipt of approval of The Toronto Stock Exchange and the execution of a definitive underwriting agreement.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS. A financial data schedule is filed as Exhibit No. 27 to this report. No other exhibits are filed as part of this report.

FORM 8-K REPORTS. The Company filed no reports on Form 8-K during the first quarter of 1997.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GOLDEN QUEEN MINING CO. LTD.

                                    By:   /s/ Bernard F. Goodson
                                        ---------------------------------
                                          its Vice President of
                                           Administration
                                           and Controller

                                        May 12, 1997