Form 10KSB
period 1996-12-31
GOLDEN QUEEN MINING CO LTD
filed 1997-05-28
CIK 1025362

FORM 10-KSB

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

         [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                 For the fiscal year ended ________________
                                     OR
          [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
       For the transition period from June 1, 1996 to December 31, 1996

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


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year (seven months ended December 31, 1996) were $238,289. The aggregate market value of the voting stock held by non-affiliates at March 31, 1997 was $20,559,838. The number of shares of common stock outstanding at such date was 22,208,400 shares.

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                     GOLDEN QUEEN MINING CO. LTD.
        TRANSITION REPORT ON FORM 10-KSB FOR THE SEVEN MONTH
                    PERIOD ENDED DECEMBER 31, 1996

                         TABLE OF CONTENTS

SAFE HARBOR STATEMENT

GLOSSARY
                                                                      Page
PART I

     Item 1:  Description of Business                                  1

     Item 2:  Description of Property                                  9

     Item 3:  Legal Proceedings                                       13

     Item 4:  Submission of Matters to a Vote of Security Holders     13


PART II

     Item 5:  Market for Common Equity and Related Stockholder
               Matters                                                13

     Item 6:  Management's Discussion and Analysis or Plan
               of Operation                                           14

     Item 7:  Financial Statements                                    17

     Item 8:  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                    17


PART III

     Item 9: Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of
               the Exchange Act                                       18

     Item 10:  Executive Compensation                                 20

     Item 11:  Security Ownership of Certain Beneficial Owners
                and Management                                        25

     Item 12:  Certain Relationships and Related Transactions         26

     Item 13:  Exhibits and Reports on Form 8-K                       28

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

The Company has no revenue from mining operations and has incurred losses from inception through December 31, 1996 of approximately $1,921,000. This trend is expected to continue for at least the next two years and is expected to reverse only if, as and when gold is produced from the Soledad Mountain Project.

No assurance can be given that the Soledad Mountain Project will be placed into production. Based upon currently available information, the Company estimates that it will need approximately $47,800,000 to begin production, which is expected to come from additional sales of common stock, and from bank borrowings or other means. Alternatively, the Company may determine that it is in the best interests of its shareholders to enter into a joint development or similar arrangement with another mining company to develop the Soledad Mountain Project.

The Company does not have a commitment for bank financing or for the underwriting of additional shares of its common stock, and is not a party to any agreement or arrangement providing for the joint development of the Soledad Mountain Project. Whether and to what extent such financing can be obtained will depend on a number of factors, not the least of which is the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of May 1, 1997, world gold prices were approximately $365 per ounce, a reduction of approximately 10% from prices a year ago. If gold prices do not strengthen, it may not be economical for the Company to place the Soledad Mountain Project into production.

The Company is subject to all of the risks inherent in the mining industry, including environmental hazards, industrial accidents, labor disputes, unusual or unexpected geologic formations, cave-ins, flooding and periodic interruptions due to inclement weather. These risks could result in damage to, or destruction of, mineral properties and production facilities, personal injury, environmental damage, delays, monetary losses and legal liability. Although the Company maintains or can be expected to maintain insurance within ranges of coverage consistent with industry practice, no assurance can be given that such insurance will be available at economically feasible premiums. Insurance against environmental risks (including pollution or other hazards resulting from the disposal of waste products generated from exploration and production activities) is not generally available to the Company or other companies in the mining industry. Were the Company subjected to environmental liabilities, the payment of such liabilities would reduce the funds available to the Company. Were the Company unable to fund fully the cost of remedying an environmental problem, it might be required to suspend operations or enter into interim compliance measures pending completion of remedial activities.

                                    (ii)

                                  Glossary

Certain terms used throughout this report are defined below.

     Ag.  silver.

     Au.  gold.

     AuEq. Gold equivalent, being a measurement of gold and silver on a combined basis calculated to reflect the price and recovery differentials between the two metals.

     alluvial. Adjectivally used to identify minerals deposited over time by moving water.

     basement or bedrock.  Solid rock underlying an alluvial deposit.

     Cretaceous Period. A period in geologic time approximately 65 to 141 million years ago.

     deposit. A mineral deposit or mineralized material is a mineralized underground body which has been intersected by sufficient closely-spaced drill holes or underground sampling to support sufficient tonnage and average grade(s) of metal(s) to warrant further exploration or development activities. A deposit does not qualify as a commercially minable ore body (reserves) under standards promulgated by the Securities and Exchange Commission until a final, comprehensive economic, technical and legal feasibility study based upon test results has been concluded.

     development stage. Activities related to the preparation of a commercially minable deposit for extraction.

     exploration stage. Activities such as drilling, bulk sampling, assaying and surveying related to the search for minable deposits.

     fault or faulting. A fracture in the earth's crust accompanied by a displacement of one side of the fracture with respect to the other and in a direction parallel to the fracture.

     floating cone and inverted cone. A computerized methodology used to approximate the shape of a near-optimal economic open pit mine plan based on applied cutoff grade criteria and pit slopes.

     grade. A term used to assign value to reserves, such as ounces per ton or carats per ton.

     HDPE. High density polyethylene, which is a plastic used to create an impervious membrane.

     heap leaching. A gold extraction process involving the percolation of cyanide solution through crushed ore heaped on an impervious pad or base.

     hectare. A metric measurement of area equivalent to 10,000 square meters.
     igneous.  Rocks formed by the cooling and solidifying of magna or lava.

     intrusive. Rock which while molten penetrated into or between other rocks, but solidified before reaching the surface.

     lode mining. The extraction of ore from a deposit occurring in place within definite boundaries separating it from the adjoining rocks linear kriging.  A geostatistical method of resource analysis.

     magnetic surveying. A mineral exploration technique which employs a magnetometer to measure the magnetic intensity of an area to determine possible mineralization.

                                    (iii)

     Merrill-Crowe process. A process used to recover soluble gold and silver from a leaching solution by precipitating with zinc dust after the solution has been clarified and deoxygenated by vacuum treatment.

     Middle Miocene Epoch. A period in geologic time approximately 6 to 22 million years ago.

     mill site claims. A plot of ground suitable for the erection of a mill or reduction works to be used in connection with mining operations.

     mineralization. The presence of minerals in a specific area or geological formation.

     molybdenite. A mineral containing molybdenum disulfide, a source of molybdenum.

     ore. A natural aggregate of one or more minerals which, at a specified time and place, may be mined and sold at a profit or from which some part may be profitably separated.

     overburden. Waste rock and other materials which must be removed from the surface in order to mine underlying mineralization.

     pit phasing analysis. A method used to optimize the mining sequence in an open pit mine design.

     placer mining. The extraction of ore from sediment rich in concentrated mineralization due to the high specific gravity of the mineralization.

     polymetallic. Adjectivally used to describe a deposit or formation containing many minerals.

     production stage. Activities related to the actual exploitation or extraction of a mineral deposit.

     reserves. That part of a mineral deposit which could be economically and legally extracted or produced at the time of determination. Reserves are subcategorized as either PROVEN (MEASURED) RESERVES, for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, and grade and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and geologic character is so well defined that size, shape, depth and mineral content are well-established; or PROBABLE (INDICATED) RESERVES, for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, yet the sites for inspection, sampling and measurement are farther apart.

     shear zone. A tabular zone of rock which has been crushed and fragmented by parallel fractures due to "shearing" along a fault or zone of weakness. Shear zones can be mineralized with ore-forming solutions.

     schists. A strongly foliated crystalline rock which readily splits into sheets or slabs as a result of the planar alignment of the constituent crystals.

     stripping ratio. The tonnage of waste material removed to allow the mining of one ton of ore in an open pit.

     sulfides or sulfide bodies.   Compounds of sulphur with other metallic
elements.

     trend.  The directional line of a rock bed or formation.

     volcanic, volcaniclastic or volcanogenic rock. Rock composed of clasts or pieces that are of volcanic composition.

                                    (iv)

                                   PART I

Item 1.  DESCRIPTION OF BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS. Golden Queen Mining Co. Ltd. (the "Company") is engaged in the development of certain mineral properties located in the Mojave Mining District of Kern County, California known as the Soledad Mountain Project.

The Company was incorporated under the laws of the Province of British Columbia on November 21, 1985. It acquired its initial interest in the Soledad Mountain Project in 1986 through the acquisition of all of the outstanding shares of Golden Queen Mining Company, Inc. (the "Subsidiary"), a California corporation through which the Company conducts all of its business. Since 1986 the Company has been engaged in acquiring additional interests in the project area, and in exploring for gold and other minerals.

A gold deposit was first outlined by the Company at the Soledad Mountain Project in 1988, although the size of the deposit was insufficient to justify further development; consequently, the project remained dormant for several years. Beginning in 1994, the Company renewed its exploration activities on the project using funds obtained in a 1993 private placement of its common stock. This exploration program was completed in October 1994 and outlined 562,000 ounces of gold equivalent. By October 1996, following further exploration, the Company concluded that proven and probable ore reserves had increased to 24.8 million tonnes (27.3 million tons) at an average grade of
0.84 grams per tonne (0.024 ounces per ton) of gold and 14.70 grams per tonne (0.428 ounces per ton) of silver. Total contained ounces are estimated at 666,400 ounces of gold and 11,695,000 ounces of silver, or approximately 791,500 ounces of gold equivalent.

Substantially all exploration activities at the project have been completed. The Company now intends to develop the project as an open pit gold and silver mining and cyanide heap leach recovery operation; the Company's plans include the construction of facilities, mining by open pit methods and processing precious metals ores at a rate of up to 3.6 million tonnes (4 million tons) per year for at least seven years. This will be followed by heap detoxification and reclamation of the project site. The Company expects to begin producing gold and silver from the project in the second half of 1998.

The registered office of the Company is located at 1600 - 925 West Georgia Street, Vancouver, British Columbia V6C 3L2; the executive offices of the Company are located at Suite 211-A, Green Flag Building, 104 South Freya, Spokane, Washington 99202. Unless otherwise indicated, all references to "Golden Queen" mean Golden Queen Mining Co. Ltd. and all references to the "Company" include Golden Queen and the Subsidiary.

PROJECT BACKGROUND. The Soledad Mountain Project is located within the Mojave Mining District, along with the nearby Cactus Gold Mine, Standard Hill Mine and Tropico Mine. Mining in the area dates back into the late 19th century, but the most significant production occurred from the 1930s to 1942, when Gold Fields Mining Company of South Africa operated a 272-ton per day cyanide mill, evidenced by the large piled tailings on the north slope of Soledad Mountain. No historical operators attempted open pit mining in the project area.

The Company was introduced to the Soledad Mountain deposit in the mid-1980s by George Phelps, who held an interest in certain mining properties in the area through the Subsidiary. On reviewing old maps of the underground mining, management of the Company was impressed with the horizontal extent to which the significant precious metals extended into the foot and hanging walls of the major veins. Golden Queen acquired Mr. Phelps' property interests in 1986 by acquiring all of the outstanding shares of the Subsidiary. Shortly thereafter, land consolidation began in earnest and the Company commenced an initial program of 12 diamond drill holes and limited underground check sampling. The next phases of exploration, lasting through 1990, consisted of reverse circulation drilling and more extensive underground check sampling.

By the end of 1995, a total of 587 surface drill holes had probed the numerous structures of the project area for ore reserves. In addition, 7,994 meters (26,220 feet) of underground drilling and cross-cuts were sampled to bolster the understanding of surface drilling results and provide assay data in deeper portions of ore-bearing structures.

EXPLORATION.

GENERAL. Several major drilling campaigns and a program to resample the underground workings have been completed, along with metallurgical testing for process amenability. Aerial survey topographic mapping and collection of baseline data for environmental permitting have also been conducted.

High grade precious metal mineralization is associated with steeply-dipping epithermal fissure veins occupying faults and fracture zones that cross-cut the rock units in a general north-west trend. This is the ore that was mined and processed by the previous mining operation of Gold Fields Mining Company in the 1930s and early 1940s, but a considerable amount of this material remains and is incorporated into the present reserves. Surrounding the veins are siliceous envelopes that contain lower grade, but still ore-grade, material that forms the major portion of the reserve tonnage.

SAMPLING AND BLOCK MODEL CONSTRUCTION. Sampling and block model computer modeling are analytical tools used by the mining industry to test the economic validity of an ore deposit. Gold and silver content data derived from drill hole samples is introduced into a three-dimensional computer model of the project area. Different variables, such as mining costs, ore processing costs and metals prices, are then introduced into the model to determine the economic viability of mining all or a portion of the deposit.

To facilitate the testing of the Soledad Mountain deposit, a block model was constructed and values were ascribed to each 25-foot by 25-foot by 20-foot block of material within the mineralized deposit. These values were derived from the gold and silver content of ore samples taken from diamond and reverse circulation drill holes, surface trenches and underground cross-cuts in the vicinity of each block. The data used in the block model analysis comprises 64,081.7 meters (210,188 feet) of assayed material, taken from fourteen different vein systems in the district. This data is summarized as follows:


     Diamond drilling               2,169.4 meters      ( 7,116 feet)
     Reverse circulation drilling  53,918.2 meters     (176,851 feet)
     Old cross-cuts (1930s)         3,290.2 meters      (10,792 feet)
     Underground drilling (1930s)   3,235.8 meters      (10,614 feet)
     Recent cross-cuts (1980s)      1,468.1 meters      ( 4,815 feet)
                                   ---------------     --------------
                                   64,081.7 meters     (210,188 feet)
                                   ===============     ==============

There are 587 drill holes currently stored in the Company's data files. Of these, 564 were completed by the reverse circulation method, 15 are diamond core and eight are open hole rotary. Also stored in the database are 279 underground cross-cut channels and drill holes, which include a mix of values from Gold Fields Mining Company's production records and those collected more recently by the Company.

The computer model constructed for the Soledad Mountain Project was based on a geological interpretation developed by the Company. Rock types, veins, low-grade disseminated surrounding envelopes, mined-out slopes and zones of internal waste were delineated on cross-sections, transferred to bench plans, digitized and loaded into the model. Plan block maps were plotted from the model to check the block code assignments and corrections were made where necessary. For this study, veins were defined as outlined areas containing grades greater than 3.43 grams per tonne (0.100 ounces per ton) of gold equivalent and lower grade disseminated envelopes enclosed material that ranged from 3.43 to 0.34 grams per tonne (0.100 to 0.010 ounces per ton) of gold equivalent. All the remaining blocks in the model that did not fall into one of the described ore categories were considered waste. Since ore and waste zones were defined in the model blocks but not in the drill hole composites, the code of the block penetrated by the drill hole was assigned back to the composite to ensure a consistent one-to-one match during the grade assignment process.

Linear kriging was used to estimate gold block grades in the model. Grades were estimated for the veins and disseminated areas independently to maintain the integrity of each zone. The separation of vein, disseminated and waste zones was maintained by allowing only composites coded as vein to be used to estimate a block designated as vein and, similarly, only disseminated composites influenced disseminated blocks. Each structural zone was kriged separately. A gold equivalent grade was then calculated based on assumed prices for gold and silver and an expected silver recovery rate. The calculation was done for all blocks containing estimated gold and silver grades and the resulting value was stored back into the block. Minable reserves and all subsequent mine planning work were based on this value.

The mineralized deposit includes all blocks within the model limits, but with no assumptions as to economic viability. The geological resource, based on a cut-off grade of 0.342 grams per tonne (0.010 ounces per ton) of gold equivalent, is comprised of 73,703,000 tonnes (81,261,000 tons) averaging 0.82 grams per tonne (0.024 ounces per ton) of gold and 13.06 grams per tonne (0.381 ounces per ton) of silver, or 0.99 grams per tonne (0.029 ounces per ton) of gold equivalent.

FLOATING CONE RESOURCES. The calculation of the ore reserve portion of the mineralized deposit was made by the application of the following economic cut-off criteria in floating cone analyses for preliminary pit design: gold prices of $375 and $400 per ounce; a development rock mining cost per tonne of waste and ore of $0.77 ($0.70 per ton); internal costs of $3.64 per tonne ($3.30 per ton), comprised of processing and general/administrative costs of $2.98 and $0.66 per tonne, ($2.70 and $0.60 per ton), respectively; a design cost of $4.41 per tonne ($4.00 per ton), comprised of processing, mining and general/administrative costs of $2.98, $0.77 and $0.66 per tonne ($2.70, $0.70 and $0.60 per ton), respectively; a design cut-off grade of 0.404 grams per tonne (0.012 ounces per ton) of gold and an internal cut-off grade of 0.342 grams per tonne (0.010 ounces per ton) of gold; a refining recovery rate of 100%; and process recovery rates of 80% for gold and 70% for silver.

A floating cone represents an inverted cone designed without regard to practical considerations that make ore extraction economically effective. The pit outlines require optimization procedures to adjust pit outlines for mining and final calculation of minable ore reserves. Such optimization procedures include the smoothing of abrupt changes in pit wall configuration for slope stability, the smoothing of intermediate benches and pit floors for efficient equipment utilization and the addition of haul roads.

Once floating cone pits are modified to represent minable pits, pit phasing analyses investigate the sequencing of individual pits and portions of pits in an effort to maximize profitability. Maximizing profitability implies minimizing costs through efficient haul profiles and associated cost-effective load-haul match up of mining equipment and maximizing the ore grade delivered to the crusher. Pit phasing analyses involve an iterative process of comparing one scenario to another.

The result of this optimization process is a report summarizing practical pit shapes, minable reserves and an associated production schedule that reflects pit phasing. The haul profiles developed for the production schedule provide the basis for estimating mine capital and operating costs.

Floating cone reserves for gold prices of $375 per ounce ($12.06 per gram) and $400 per ounce ($12.86 per gram) are as follows:

          $375 opt Au                       $400 opt Au
     --------------------               --------------------

     Tonnes    25,220,000               Tonnes    40,824,000
     Tons      27,800,000               Tons      45,000,000
     AuEq g/t       1.029               AuEq g/t       1.097
     AuEq oz/ton     .030               AuEq oz/ton     .032
     Au g/t         0.857               Au g/t         0.926
     Au oz/ton       .025               Au oz/ton       .027
     Ag g/t        14.572               Ag g/t        13.646
     Ag oz/ton       .427               Ag oz/ton       .400

In the $375 per ounce of gold floating cone reserve, material classified as vein represents 2.5% of the tons and 12% of the contained gold equivalent.

ORE RESERVES. The Soledad Mountain Project contains a current minable ore reserve, classified as proven and probable, totaling 24.8 million tonnes (27.3 million tons) averaging 0.84 grams per tonne (0.024 ounces per ton) of gold and 14.70 grams per tonne (0.428 ounces per ton) of silver. Total contained ounces are 666,400 ounces of gold and 11,695,000 ounces of silver, or approximately 791,500 ounces of gold equivalent.

In addition, the project contains a mineralized deposit estimated to contain 68,000 tonnes (61,773 tons) averaging 0.71 grams per tonne (0.021 ounces per ton) of gold and 13.15 grams per tonne (0.376 ounces per ton) of silver. This mineralized deposit does not qualify as a commercially minable ore body and will not so qualify unless and until additional exploration is undertaken and a final study based on test results is concluded.

The following table sets forth information concerning proven and probable minable ore reserves, based on a cutoff grade of 0.37 grams per tonne (0.011 ounces per ton) of gold equivalent.

                                   Proven and Probable Reserves

                       Ore         AuEq      AuEq       Au         Au       Ag           Ag
     Category         Tonnes       g/mt       oz       g/mt        oz      g/mt          oz
     --------       ----------     ----      -------   ----      -------   -----     ----------

     Proven         22,002,000     1.01      716,500   0.85      604,400   14.82     10,486,200
     Probable        2,753,000     0.85       75,000   0.70       62,000   13.66      1,208,600


The Company estimates that the current minable ore reserve will support ore production at a rate of up to 3.6 million tonnes (4.0 million tons) per year for at least seven years. Considering a possible three-year period of heap detoxification, gold production could extend the life of the project to ten years. Further extension is a possibility if additional drilling provides better definition of minable reserves in those areas that currently have limited drilling intercepts and/or limited underground sampling. The average stripping ratio is projected to be approximately 2.4 to 1. The projected mine life, stripping ratios and ore production rates at the Soledad Mountain Project are believed by the Company to be well within industry standards.

METALLURGY. There are three principal types of ore represented in the Soledad Mountain reserves: quartz latite, rhyolites and pyroclastics. Metallurgical testing has been performed on more than 200 samples of these ore types from the Project Area over a period of eight years.

The following ore processing methods were evaluated in the assessment of the Soledad Mountain Project: slurry cyanide leaching, gravity separation, flotation and heap leaching. The tests confirmed heap leaching as the best processing method for the Project, largely as a result of the relatively low grade of the ore to be processed. The location of the Project and the climate in the Project Area are well adapted to heap leaching and the process has been successfully applied by other mining companies to nearby ore bodies.

Based on the high ratio of silver to gold in the deposits, the Merrill-Crowe process is considered to be the most appropriate process for the recovery of gold and silver from the leaching solution. As a consequence of the presence of trace elements of mercury in the ore, the recovery plant for the project will be required to incorporate a mercury retort to remove mercury from the precipitate.

The test data indicate that crush size is the most important factor affecting metal recovery and that crushing the ore to a size of 10 mesh, about the finest size possible using crushers without milling, will be required to realize optimal recoveries. It is anticipated that the ore will be agglomerated with cement as a binding agent at the rate of 4.5 kilograms of cement per tonne (10 lbs. per ton) of ore. The average cyanide consumption rate for the project is expected to be 0.23 kilograms of cyanide per tonne (0.5 lbs. per ton) of ore processed. The tests indicate average expected ultimate gold and silver recoveries of 75% to 80% and 65% to 75%, respectively.

MINING AND ORE RECOVERY PLAN.

MINING. Mining at the Soledad Mountain Project is proposed to be conducted by conventional open pit techniques. It is anticipated that operations will be carried out by the Company's own employees.

Open pit mining is generally associated with a spiral haulage ramp that is extended as the pit deepens. At Soledad Mountain, the majority of the ore will be excavated by cutting back into canyons or along hillsides. As well, the ore is not in a single pit, but in a network of smaller pits with pit walls frequently overlapping. The current mining plan involves initial low elevation mining for the first two years of production, followed by mining at the higher levels in subsequent years. The road extending from the ore stockpile area at the process plant site up to the highest elevations on Soledad Mountain must be built before any excavation can begin on the highest benches in each pit area. A total of about 6,400 meters (20,992 feet) of road will be required: 2,500 meters (8,200 feet) to facilitate the first two years of mining at low elevations and then further extensions to the highest benches of Soledad Mountain for the remaining mine life.

The Company is planning to mine at a rate of up to 3.6 million tonnes (4.0 million tons) of ore per year on the basis of two 10-hour shifts per day, 355 days per year. This schedule would provide ore to the crusher at a rate of 10,250 tonnes (11,299 tons) per day and an average of 24,490 tonnes (26,995 tons) of waste per day. All waste will be deposited on a series of dump sites east, south and west of the pit areas.

Ground water has been reported only in the deepest gold mine workings below 823 meters (2,699 feet) in elevation. All open pit mining is expected to be dry, except for occasional rains and very occasional winter snow. Old workings from historical underground mining will be encountered. However, based on the experience of other operations, it is not expected that the old mine workings will significantly interfere with mining operations.

CRUSHING, CONVEYING AND STACKING. An 726-tonne (800 tons) per hour, four-stage crushing circuit will be installed at the Soledad Mountain Project. The primary crushing system will be comprised of a vibrating grizzly feeder with 12.7-centimeter (5.0-in.) apertures and a 1.2-meter (48-inch) by 1.5-meter (60-inch) jaw crusher with a closed side setting of 12.7 centimeters (5.0 in.). The grizzly undersize and the jaw crusher product will be combined and conveyed to the secondary crushing circuit. Secondary crushing will be done in a 2.13-meter (7-foot) standard cone crusher. Third and fourth stage crushing will be done in two identical circuits. Abrasion index tests indicate that the ore is fairly abrasive and can be expected to result in higher than average wear rates for crushing equipment.

Crushed ore will be combined on a single belt conveyor for sampling and agglomeration. Cement will be added to the belt conveyor at the rate of five kilograms per tonne of ore by a variable speed screw conveyor. The belt conveyor will discharge directly into an agglomeration drum. Water and barren solution will be added in increments in the agglomerator to bring the ore to an 11% moisture content. A totalizing belt scale on the final product belt will control the cement and water additions and record daily tonnages. The agglomeration drum will discharge onto a conveyor that feeds the heap conveying and stacking system.

In the primary crushing circuit, dust will be controlled by high pressure water sprays. In the secondary, tertiary and quaternary crushing circuits, dust will be controlled by central dry bag dust collectors. Individual dry dust collectors will be used on the cement silo and at outlying conveyor transfers.

The agglomerated ores will be conveyed to a radial stacking system by a series of portable and semi portable conveyors. The conveying system will consist of a series of 0.914-meter (3-foot) wide semi-portable and portable conveyors. The semi-portable conveyors will transport the crushed ore to the central area of the leach pad and the portable conveyors will transport crushed ore to the stacker. The stacking system will consist of a self-propelled bin conveyor and a 39.6-meter (130-foot) long radial stacker with a 6.1-meter (20-foot) long slinger. The radial stacker will be equipped for lifting and hydraulic wheel positioning. The hydraulic drive will be sized for the slopes of the leach pad.

LEACHING. The heap leach pad will be located on the north slope of Soledad Mountain. It will be a side hill pad with a perimeter dike to support the toe of the heap and to create solution storage capacity. The leach pad is designed to minimize impacts on the surrounding environment, wildlife and waters. It is designed as a dedicated pad; that is, ore is stacked, leached, rinsed and left in place for reclamation. The pad will be located downslope of the proposed mine pit along the base of Soledad Mountain and will be divided into four cells to correspond with ore production and pad capacity requirements. The capacity of the pool in each cell is designed to have sufficient storage for up to eight hours of solution application and 12 hours of drain down in the event of a pump or power failure and to store the estimated precipitation from a 100-year 24-hour storm event. Additional storage is currently required for three of the four cells, as presently designed, and is expected to be obtained by subexcavating the leach pad foundation within the solution storage area.

Leach solution will be distributed over the heap by a system of pipes and emitters. Once the solution is applied to the ore and percolates throughout the heap, it will drain along the base of the heap. The solution flow will be intercepted and collected by 10-centimeter (4.0 in.) diameter perforated pipes installed on top of the liner system and routed into one of three solid manifold pipes. The manifold pipe will then route the solution to the solution collection sump. This drainage system is designed to minimize the hydraulic head applied over the composite liner system and increase the rate of solution recovery.

Solution will be recovered from the heap by a submerged sump pump in the low area of the cell. The sump pump will be used to recover solutions to a tank and booster pump station that will then pump solution to the solution storage tanks at the Merrill-Crowe plant. The pipelines will be located within the lined cell for containment in the event of a pipe leak. The pad for the pump will be designed to drain into the leach pad to control leaks from the pump.

The pad liner system will consist of four components: the prepared subgrade, the liner material, a solution collection system on top of the liner and a protective overliner material. The prepared subgrade will be a well-graded material prepared and compacted to a surface for placement of the appropriate liner material. The pad liner will be constructed as a double-liner system with two different sections. The liner within the solution storage area will be double-lined with HDPE material and a leak collection and recovery system, including leak detection monitors and a pipe collection system, between the two liners. The lower liner placed on the subgrade will be 40-mil thick HDPE and the upper liner will be 60-mil thick HDPE. Pad liner placed upslope of the solution storage area will be a composite liner that will consist of low-permeability soil liner directly overlain by a 60-mil thick HDPE liner. The 60-mil thick HDPE liner will be continuous with the 60-mil thick liner in the solution storage area. Protective overliner material will be crushed ore placed in a 0.5 to 1.0-meter (1.6 feet to 3.3 feet) thick lift over the lined area. This protective overliner will serve to secure the solution collection piping and provide direct access in the pad area for lightweight vehicles and the conveyor system. Initial placement of the material will be integrated with pad construction to create a working area of sufficient size for production. Thereafter, laying of the pipes and spreading of the overliner will be done in conjunction with the pad loading plans.

The leach recovery schedule is based on three parameters: the metallurgical characteristics of the ore, physical delays in the handling of ore and solutions and the retention of values in solution within the heap. Once the heap has been under leach for a complete leach cycle and a constant daily tonnage is being stacked, estimated recoveries are as follows:

                   Percentage of 80% Gold, 75% Silver
                   ----------------------------------

                    Days           Au             Ag
                    ----           --             --
                     90             60             40
                    180             15             25
                    270             10             15
                    360            7.5             10
                    450            5.0              5
                    540            2.5              5
                                   ---            ---
                                   100            100
                                   ===            ===

Additional recovery on a 100% recovery basis is expected to be as follows:


                    Days           Au             Ag
                    ----           --             --
                     960           2.0            3.0
                    1320           1.0            2.0

The modification for the first year's production schedule must take into account the load-to-leach delays, delays from the additional lifts and, most importantly, the values retained in heap solutions. The heaps will be detoxified prior to closure by a rinse of a combination of fresh water and peroxide-treated recycled water. The heap will be rinsed by cells. Each cell is estimated to require a two-year period to detoxify to required cyanide levels. The amount of fresh water available is limited by the well source and the other demands of production: agglomeration and dust suppression. During the production years, 18.9 liters (5 gallons) per second will be available. After mining has ceased, 37.9 liters (10 gallons) per second will be available. The addition of fresh water must be matched by the loss of water to evaporation. Production during the detoxification period will come from two sources. Gold and silver will be recovered as a result of extending the leach cycle and from the solutions entrained in the heap that are rinsed during the period.

RECOVERY. The Soledad Mountain Project gold recovery plant will be a conventional Merrill-Crowe circuit because of the high silver content in the ore. The ore body average silver content is 14.78 grams per tonne (.43 oz. per ton) but the silver content of the feed will occasionally exceed 34.3 grams per tonne (1.0 oz. per ton). During heap detoxification, when cyanide levels drop below levels suitable for Merrill-Crowe processing, a small carbon plant will be used.

CLOSURE, RECLAMATION AND BONDING. The reclamation requirement for the Soledad Mountain Project includes removal of all structures, shaping and seeding of the heaps, seeding of portions of the waste dumps and the ripping up or removal of all roads. The mine pits will require little or no reclamation. Reclamation requirements are influenced by the fact that the Soledad Mountain Project is located in a desert climate, with less than 14.5 centimeters (5.7 in.) of annual rainfall. Reclaimed slopes may be as steep as 1:1 and there is no requirement for demonstration of re-vegetation. Growth media (generally, the top 5.0 centimeters [2 in.] of cover) will be removed from the waste dump and heap leach sites and stockpiled for final reclamation. It is expected that the growth media will contain most of the seeds necessary for the reclamation. The waste dumps and heaps will be benched by bulldozer upon the completion of mining and roadways will be ripped up. The growth media will be distributed along the benches and in the roadways.

Several bonds will be required for the Soledad Mountain Project: a Surface Mining and Reclamation Act bond, to be held by Kern County, to cover the general reclamation of the site, including the waste dumps, roads, mine pits and building removal; a detoxification and closure bond, to be held by the Lahontan Regional Water Quality Control Board (the "LRWQCB"), relating to the heap back process areas; and an "unforeseen event bond", to be held by the LRWQCB, which is intended to bond for a catastrophe that would contaminate surface or ground water with processed water. As there are no surface streams at Soledad Mountain, the bond would apply to ground water only. The amounts of these bonds will be determined by the regulatory authorities when permits are granted for the Soledad Mountain Project. The Company expects to meet these bonding requirements by purchasing surety bonds from one or more insurers. Alternatively, the Company may post money market securities, such as certificates of deposit, or bank letters of credit in lieu of, or in addition to, such surety bonds.

Based on currently available information, the Company estimates that the costs of complying with environmental requirements pertaining to the Soledad Mountain Project, including land reclamation, will be approximately $3,000,000 once production at the mine commences, increasing to $5,000,000 by the end of the life of the mine.

PERMITTING PROCESS. A number of permits and approvals are required with respect to all aspects of construction, operations and closure of a mine at the Soledad Mountain Project. While approvals do not constitute a permit as such, they are an integral part of the permit process and have significant importance. The Company expects the permitting process for the Soledad Mountain Project to be relatively straightforward. There is a long mining tradition in the area of the project and the surrounding area and Kern County has designated mining as one of the best uses for land in the area of the project. Two similar projects are located nearby, one in the final phases of operation and the other in closure. The Company is not aware of any sensitive plants or animals in or near the project area.

The Kern County Planning and Development Department has the lead role in the development and review of the environmental documents in accordance with the Memorandum of Understanding between Kern County and the United States Department of the Interior's Bureau of Land Management (the "BLM"). An environmental impact report ("EIR") is required by the California Environmental Quality Act wherever cyanide is used to process precious metal ores and the United States National Environmental Policy Act requires some form of environmental review, with an environmental impact statement ("EIS") being the most comprehensive of these.

In February 1996, the Company submitted a draft combined EIR/EIS report, prepared by an independent contractor, to Kern County and the BLM. The permitting process provides for public comments and two public meetings were held by the BLM in April 1996. There is also opportunity for the public to provide written comments.

The public comment period ended June 30, 1996; the Company received comments directed toward the project's effect on ground water quality and quantity, air quality, the effect of development on native species of plants and animals, the visual impact of the project and the potential hazards associated with transporting supplies and chemicals to the project site. These comments and the results of specific studies undertaken partially in response to the comments will be incorporated in the combined EIR/EIS report, and this document will then be released to the public for three months, after which time the BLM will give its "Record of Decision" and Kern County will provide its decision. The Company expects that it will receive the final decisions on its permitting application by late 1997.

The Company believes that an unfavorable decision by either the BLM or Kern County would become known before the EIR/EIS is complete, since both agencies are expected to express their preferred alternative in the draft EIR/EIS. If the project is viewed disfavorably, the Company will either continue to mitigate the BLM's and Kern County's concerns until approval is granted, or redesign the plan of operation to an acceptable standard. Were the plan of operation to be redesigned, the permitting process could begin anew.

ENVIRONMENTAL ISSUES.

ACID GENERATION. A number of samples representing different rock types from the Project site were tested for acid generation/neutralization potential.
Two methods for evaluating acid generation/neutralization potential were used in the review of each of the samples. Under one method, none of the samples were found to be acid generating or acid toxic as indicated by pH level.
Using a second technique, one sample was found to be marginally acid generating. Because the rock type represented by this one sample would constitute approximately 10% of the waste and will be disbursed throughout the several dumps with overwhelming volumes of rock that have an excess of buffering capacity, the Company is of the view that this waste is unlikely to create an acid generation problem.

To meet closure requirements, all of the processed material will remain on the lined pad following rinsing. The Company believes that this, along with large amounts of cement and other basic compounds used in solution to be used in acidity control, will mean that there will be no material risk of acid generation in the heaps.

HYDROLOGIC DATA. The Soledad Mountain Project is in the northern portion of the Antelope Valley ground water basin and experiences an average annual rainfall of less than 14.5 centimeters (5.7 in.). There are no surface waters of any kind, other than the periodic runoff that follows the rare heavy rains that typically occur during the winter months. Drainage in the area of the project is controlled by a series of deeply incised gullies and channels that ultimately drain to the north-west into the Chaffee hydrologic area. The water that does not evaporate typically percolates into the Antelope Valley ground water. No water quality data are available for surface runoff. Ground water in the bedrock underlying the area is almost certainly very modest in quantity and is restricted to fractures. The alluvial cover on the valley fill are known sources of important amounts of ground water. Water in these cases is typically at 55 to 61 meters (180 to 200 feet) in depth.

Wells in the shallow alluvium are historically low yield in nature, while those in areas with a substantial amount of alluvial fill can be important producers. Water quality data are limited; however, sufficient data are available to confirm that the water is acceptable for the process applications proposed.

WATER QUALITY ISSUES. Once mining at the project has commenced, control of surface water in the area will be achieved through the construction of intercept trenches to preclude the uncontrolled runoff from coming into contact with the leach heaps or other materials that might degrade water quality. Also, the heap leach process that the Company intends to employ does not include direct or indirect waste water discharges.

Ground water protection from leaching solutions will be achieved through the use of a double liner system augmented by a leachate collection and recovery system. A monitoring system below the liner will also be incorporated for leak detection. Additional monitoring wells will be placed down gradient in the direction of probable flow as an additional protective feature.

AIR QUALITY ISSUES. The project lies within the Southeast Desert Air Basin, which is under the jurisdiction of the Kern County Air Pollution Control District. The area is designated as unclassified for PM(10) emissions (that portion of the total suspended particulates less than 10 microns in size) and as a non-attainment area for ozone. The typically windy conditions and very dry nature of the area are probably responsible for the high PM(10) background levels recorded at several nearby monitoring stations. On-site air sampling was conducted for approximately one year with high background PM(10) levels found.

Fugitive dust, when combined with the background dust, may cause unacceptable levels of PM(10) emissions off-site, and may represent the greatest potential environmental issue. A PM(10) level of 44 micrograms per cubic meter is projected by computer modelling utilizing a mining rate of 30 million tons per year of ore and waste. This level is below the California attainment standard of 50 micrograms per cubic meter and the Federal standard of 150 micrograms per cubic meter. However, the Company believes that it will achieve compliance with applicable standards by a greater margin, as a result of the fact that the modelling methodology assumes worst likely case conditions which are considered unlikely to be encountered in actual operations and based on the use by the Company of commonly-accepted dust control techniques in all phases of mining and crushing.

FACILITIES AND EMPLOYEES. The Company's principal executive offices are located in a 1,200-square foot facility at 104 South Freya Street in Spokane, Washington. The Company also leased facilities at Rosamond, California until December, 1996. At March 31, 1997, the Company employed three full-time and zero part-time management, finance and administrative employees at its Spokane office, and 12 full-time and zero part-time employees at its Mojave office.

Item 2.  DESCRIPTION OF PROPERTY.

LOCATION AND ACCESS. The Soledad Mountain Project is located in the Mojave Mining District in Kern County in southern California, approximately
2.4 kilometers (1.5 miles) from Highway 14, a paved, four-lane highway. Los Angeles, California is about 145 kilometers (90 miles) south of the project and the metropolitan area of Lancaster/Palmdale, California is less than 48 kilometers (30 miles) to the south by Highway 14. Secondary paved access roads extend from Highway 14 and encircle Soledad Mountain, providing access to the project site. Major power lines come to within a few hundred meters of the plant electrical substation on the north-east corner of the project.

While there is no source of water naturally occurring on the site in quantities sufficient for the expected needs of the project, an area controlled by the Company to the north of Soledad Mountain is recommended for well development at an estimated depth of 61 to 122 meters (200 to 400 feet). An alternate site, also controlled by the Company, to the west of Soledad Mountain is estimated to require drilling to a depth of 213 meters (699 feet).

The population centers of Mojave, Lancaster, Bakersfield and Los Angeles, all located within a 161-kilometer (100-mile) radius of the project, are sources for the labor, supplies, material and equipment needed for the project. The Santa Fe Railway line runs parallel to, and just east of, Highway 14. The town of Mojave, California provides a convenient railhead for delivery of large pieces of equipment. Other aspects of regional infrastructure already in place and available to support the Soledad Mountain Project include hospitals, ambulance service, fire fighting service, garbage disposal, schools, living accommodations, shopping, airline services and recreational areas.

Local climatic conditions reflect the high desert environment of the Mojave Desert in southern California. Conditions are variable, with temperatures ranging from below freezing in the winter to more than 40.6 degrees Celsius (105 degrees F) in the summer. Wind is a factor with respect to structural stability, as gusts frequently reach 100 to 130 kilometers (62 to 81 miles) per hour. Flora and fauna are sparse in the project area, reflective of the Mojave Desert environment. No perennial streams or springs exist in the project area and the only surface run-off occurs during the heavy rainstorms that are most prevalent from December through March of each year.







         [The balance of this page has been intentionally left blank.]

The Soledad Mountain Project is more particularly identified on the following map.


     The property is located in Kern County, California, to the north of Los Angeles, California. The legal description of the property is included in the section entitled "Land Ownership and Mining Rights."

LAND OWNERSHIP AND MINING RIGHTS. The legal description of the Soledad Mountain Project area includes portions of Sections 5, 6, 7 and 8 in Township 10 North, Range 12 West and Sections 1 and 12 in Township 10 North, Range 13 West, San Bernardino Baseline and Meridian. Most of the mining and processing facilities will be located in Section 6 in Township 10 North, Range 12 West. The project area is a 497-hectare (1,228 acres) contiguous block within an area of approximately 1,012 hectares (2,501 acres) held by the Company. The project property is comprised of 33 patented lode mining claims, 123 unpatented lode mining claims, one unpatented placer mining claim, one patented mill site claim, six unpatented mill site claims and 379 hectares (937 acres) of fee land. One hectare is approximately equal to 2.471 acres.

The project property is held by the Company through the Subsidiary under a variety of agreements with 79 property owners. These agreements include 64 mining leases, two exploration agreements with options to purchase and five purchase agreements that are in various stages of completion. The Company believes that all of the land necessary for the development of the project has either been secured under one of these agreements or is controlled by the Company through ownership of the land in fee or where the Company is the holder of unpatented claims.

The Company commissioned a formal title opinion covering the project property which was rendered in August and September 1996. With such a complicated ownership history as is common in historic mining districts, it is typical for title problems to exist with respect to properties in the area in which the project is located. The title opinion reveals that the few title questions which exist with respect to title to the property do not present a material threat to the project. The Company is attempting to resolve the title issues of which it is currently aware with the assistance of its California counsel, a law firm with experience in title matters relating to properties in the Mojave Mining District.

A comprehensive land survey of the project area has not yet been undertaken. Since 1993, the whole of the project area and much of the immediate surrounding area has been segregated from appropriation under the United States General Mining Law of 1872. The segregation terminates May 8, 2000 and is additional protection to the Company in the event open ground exists in the project area.

The various property purchase agreements to which the Company is a party typically require payment by the Company of the purchase price over an extended period of time. In most cases, a somewhat larger advance payment was made at the time the agreement was entered into and, in some instances, a larger payment is due at the time the purchase is completed. Certain of the property purchase agreements require the payment by the Company of royalties upon the commencement of commercial production from the project. As of the date of this registration statement, approximately $2,800,000 remained to be paid by the Company under these various property purchase agreements. Approximately $1,100,000 of this amount is due within the ensuing twelve months.

The leases to which the Company is a party typically require payment in the form of advance minimum royalties. With one exception, these payments are subject to a credit when production from the project starts. In both the leases and the purchase agreements, applicable royalties are restricted to the property covered by the lease or agreement, as the case may be. Most of the royalties are of the net smelter return ("NSR") type and are based on a sliding scale, with the percentage amount of the royalty being a function of the ore grade on the property to which the royalty relates. Typically, the royalties are 5% NSR or less, with an expected average of 3.1% NSR based on the sliding scale royalty percentage and the modest grade of the deposit.
Many of the leases provide that the royalty payable to the lessor is subject to adjustment in the event that the interest of such lessor in the property leased to the Company is greater or less than represented by the lessor in such lease. A number of the agreements have an additional modest royalty consideration which applies in the event that non-mineral commodities, such as aggregates, from the property are sold.

PROPERTY ACQUISITIONS. In the three years preceding the date of this report, the Subsidiary acquired a number of property interests in the Soledad Mountain Project area, at a total cost of approximately $2,700,000, in the following transactions.

In March 1995, the Subsidiary acquired 1.2 hectares (3 acres) of fee land from William and Dorothy Meier of Valley County, Idaho. In April 1995, the Subsidiary acquired an option to purchase all of the outstanding shares of Karma Wegmann Corp., a California corporation, from Grace W. Meehl, Madge W. Wolff, Stephen G. Wegmann, Michael L. Wegmann, John G. Hodgson, Virginia L. Sigl, Patrick L. Wolff and George P. Wolff, most of whom reside in California. Karma Wegmann Corp. owns an aggregate of six patented lode mining claims, seven unpatented lode mining claims and one patented mill site claim in the project area. In January 1996, the Subsidiary exercised its option to purchase such shares. Pursuant to the terms of the Subsidiary's agreement with the owners of the shares of Karma Wegmann Corp., such shares will be held in escrow and will remain registered in the names of the vendors until the vendors have received the final installment of the purchase price, which is payable on the earlier of July 1, 1999 or whenever the Soledad Mountain Project is brought into sustained production. In September 1995, the Subsidiary entered into an agreement to acquire 16.2 hectares (40 acres) of fee land from the Paveen Gupta Medical Corporate Defined Benefit Pension Plan of Culver City, California. This acquisition was completed in November 1996. In March 1996, the Subsidiary acquired three unpatented mining claims from Eric W. Godfrey, James P. Sigl, the Joseph Meehl Estate, John G. Meehl and the Meehl Family Trust of Venice, California. In June 1996, the Subsidiary acquired two parcels of property aggregating approximately four hectares (10 acres) from the Federal Home Loan Mortgage Corporation of Texas and Rolando and Delia Cruz of Texas. One of such parcels is adjacent to the project area and the other is within the project area. In August 1996, the Subsidiary entered into a purchase agreement with Southwestern Refining Corporation of California to acquire approximately twelve hectares (30 acres) of property within the project area. This transaction closed in September 1996.

The Subsidiary has purchased the following parcels outside of the mine site area. In June, 1996, a home and two hectares (5.0 acres) from Federal Home Loan Mortgage Corporation. In September, 1996, a home and two hectares (5.0 acres) from James and Diane Prentice of California. In September 1996, the Subsidiary purchased approximately two hectares (4.9 acres) of property outside the project area from James and Diane Prentice of California. In December, 1996, a home and two hectares (5.0 acres) from Richard and Kimberly Smith of California. In January, 1997, a home and two hectares (5.0 acres) from Guadalupe and Enriqueta Munoz of California. In January, 1997, one hectare (2.5 acres) from Larry Mettert of California.

The Company does not require additional properties to place the Soledad Mountain Project into production, and has no present plans to acquire any properties within the mine area. The Company continually evaluates other precious metals mining opportunities for possible acquisition or joint venture, and from time-to-time engages in exploratory discussions regarding such opportunities. As of the date of this registration statement, the Company has no agreement, undertaking or other arrangement with any person regarding the acquisition of mining properties outside the Soledad Mountain Project area.

GEOLOGY.

REGIONAL GEOLOGY. The structural history of the western United States is complex, with orogenic events occurring from the Late Cretaceous Period to the Middle Miocene Epoch (approximately 74.5 million to 16 million years ago).
The Sierra Nevada Range and the San Bernardino Mountains, the principal arcs surrounding the Soledad Mountain area, are relatively narrow, with well-defined zones of calc-alkaline volcanic and plutonic activity. Deposits of copper, iron, molybdenum, tungsten, gold and silver are associated with these orogenic events. Miocene volcanic units rest unconformably on Late Cretaceous quartz monzonite (Sierra Nevada Batholith) basement. This suggests that the volcanic center at Soledad Mountain may lie in a domed or tectonically-elevated area, perhaps the topographic margin of a caldera with the central collapsed area represented by the accumulation of tuffaceous sediments south of Soledad Mountain in the Rosamond Hills area.

SITE GEOLOGY. Soledad Mountain is a moderately-eroded silicic volcanic center of Middle-to-Late Miocene Epoch (approximately 21.5 million to 16.9 million years ago) and is interpreted as part of a large caldera. Volcanics consist of felsic flows, tuffs and breccias with rock types ranging from quartz latite to rhyolite. Faults have disrupted all major rock types with the major faults trending N10 degrees E to N40 degrees W. The faults dip from 70 degrees to 90 degrees near the surface and 45 degrees to 60 degrees at depth. On the north-east side of the project area, the faults tend to dip toward the north-east, while the faults on the south-west side tend to dip towards the south-west. From east to west, the principal veins crop out within a north-west-trending belt about 1,219 meters (3,998 feet) wide and about 1,981 meters (6,498 feet) long.

The mountain consists of coalescing and interpenetrating volcanic domes, along with lava flows and pyroclastic ash-fall tuffs and flows. Volcanic compositions range from quartz latite to rhyolites with ages ranging from
21.5 to 16.9 million years. Other past gold producing structures in the district show similar characteristics to Soledad Mountain. Common features are an epithermal hot spring style of mineralization, host rocks consisting of calc-alkaline volcanics and structurally controlled mineralization. The gold mines within the Mojave Mining District appear to line the rim of a collapsed caldera. The center of the caldera is south-east of Soledad Mountain, north of the Tropico Mine and south-east of the Cactus Gold Mine.

The Standard Hill Mine, north-east of Soledad Mountain, consists of faults filled with quartz veins that cross-cut quartz monzonite and quartz latite volcanics. The veins strike north to north-west with shallow dips towards the east and north-east, respectively. This deposit represents a mineralization lower in the system than Soledad Mountain. The Tropico Mine, seven miles to the south, consists of Cretaceous quartz monzonite overlain by volcanics of quartz latite flow-banded rhyolite and rhyolite porphyry similar to those of Soledad Mountain. The veins strike east to west and dip 65 to 70 degrees to the south. Quartz veins fill pre-mineral faults, with movement continuing during and after mineralization. The Cactus Gold Mine, five miles to the west, consists of quartz latite to rhyolite flows, resting unconformably on quartz monzonite. The strikes of the veins vary from north-east to north-west, with the dips varying from the south-east to north-east. Mineralization is associated with quartz-filled faults, fault breccia and zones of silicification and argillization of the wall rock.

The mineralized faults at Soledad Mountain show two distinct dip directions. The faults on the north-east portion of Soledad Mountain dip 60 to 85 degrees to the north-east. Faults on the south-west portion of Soledad Mountain dip 60 to 85 degrees to the south-west. The area between these sets of faults represents a vent axis trending north-west, forming an elevated crest with an underlying competent root system. Upon the collapse of the caldera, block faulting along the slopes was deflected away from the vent axis and its competent root system. Mineralization occurs in a series of epithermal veins, faults and shear zones. Vein widths vary up to fifteen meters and are consistent along strike and down dip. Some of them have been mined to a vertical depth of 305 meters (1,000 feet). Testing has shown that the principal ore minerals are native gold, electrum and a suite of silver minerals consisting of acanthite, native silver, pyrargyrite and polybasite in a gangue of oxidized, brecciated, quartz with minor pyrite. Traces of sphalerite, chalcopyrite and galena are also present.

The lateral extent of mineralization in the different volcanic units at Soledad Mountain varies. Mineralization of the volcanic flow units of quartz latite, flow-banded rhyolite and porphyritic rhyolite is generally confined to faults and fault breccias and shows a weak lateral potential for mineralization into the wall rock. Where mineralized faults and veins cross-cut the middle and upper pyroclastic units, a wider halo of mineralization into the host rock occurs. This indicates penetration of hydrothermal solutions into the more permeable and porous tuffaceous units of the Soledad Mountain complex.

The Company believes the geology of the Soledad Mountain Project area is conducive to its intended operations.

Item 3.  LEGAL PROCEEDINGS.

Neither the Company nor any of its mining properties are subject to any legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1996.


                                PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

PRICE RANGE OF COMMON SHARES. The common stock of the Company is listed and traded on the Toronto Stock Exchange. The following table sets out the price range of the common stock as reported by the Toronto Stock Exchange for the calendar periods indicated.

        Year Ended
     December 31, 1995               High                Low

     First Quarter                 C$1.90              C$1.30
     Second Quarter                  1.95                1.00
     Third Quarter                   1.84                1.26
     Fourth Quarter                  1.65                1.20

        Year Ended
     December 31, 1996

     First Quarter                 C$2.55              C$1.29
     Second Quarter                  3.20                2.09
     Third Quarter                   2.55                1.87
     Fourth Quarter                  2.90                2.27

DIVIDEND POLICY AND RECORD. The Company has never paid dividends on its Common Stock. The Company's present policy is to retain any earnings for use in its business and it does not intend to pay dividends on the common stock in the foreseeable future. Payment of any cash dividends in the future will depend upon the earnings and financial condition of the Company, any covenants in loan documents and other factors the board of directors of the Company may consider to be appropriate.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

INTRODUCTION. On May 21, 1996, the board of directors of the Company approved the adoption of a change in the fiscal year-end of the Company, from May 31st to December 31st. This change took effect with the year ending December 31, 1996. The following is a discussion of the operating results of the Company for the fiscal year ended May 31, 1996 and for the seven-month period ended December 31, 1996. Effective May 21, 1996, the Company changed the currency in which it reports its financial results from the Canadian dollar to the U.S. dollar. All comparative figures in the Company's consolidated financial statements included in this report and the discussion which follows are in U.S. dollars.

STATEMENTS OF OPERATIONS AND DEFICIT AND CHANGES IN FINANCIAL POSITION DATA.

RESULTS OF OPERATIONS.

OVERVIEW. During the periods indicated in the discussion which follows, the Company has been in the exploration and development stage of its business and therefore has earned no revenue from its operations. Variations in the level of expenses between periods have been as a result of the nature, timing and cost of the activities undertaken in the various periods. Financing of the continued exploration and development of the Soledad Mountain Project during such periods has been obtained through the sale of shares of common stock of the Company in predominantly offshore transactions, and through borrowings.

Operating results of the Company are summarized as follows:


                         Annualized Results  Seven Months Ended   Year Ended  *   Cumulative Since
                         December 31, 1996   December 31, 1996   May 31, 1996 *      Inception
                         ------------------  ------------------  ------------ *   ----------------
General and admin-
  istrative expense      $ 917,000           $ 535,131           $ 437,131    *   $2,141,857
Interest expense            97,000              56,472              35,167    *      206,582
Interest income            408,000             238,289              50,539    *      711,020
                          --------            --------            --------    *    ---------
Net loss                 $(598,000)          $(348,948)          $(426,380)       (1,921,039)


For the seven month period ended December 31, 1996, the Company incurred general and administrative expenses of $535,000 ($917,000 on an annualized basis), as compared to $437,000 for the year ended May 31, 1996. The increase is primarily due to increased salaries resulting from the hiring of additional management personnel in December 1995. Interest expense for the seven month period ended December 31, 1996 was $56,000 ($97,000 on an annualized basis), as compared to $35,000 for the year ended May 31, 1996. The increase is due to an increase in the Company's average balance of long term debt, which resulted from the acquisition of certain mining properties. Interest income for the seven month period ended December 31, 1996 was $328,000 ($408,000 on an annualized basis), as compared to $51,000 for the year ended May 31, 1996. The increase was due to a higher average cash balance during the year, as a result of funds raised through the issue of special warrants in the year ended May 31, 1996. As a result of the foregoing factors, the Company incurred a net loss of $349,000 for the seven month period ended December 31, 1996, as compared to a net loss of $426,000 for the year ended May 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES.

GENERAL. The Company acquired the Soledad Mountain Project in 1986 and since then has been engaged in solidifying its land position and conducting several drilling and sampling programs in order to delineate ore reserves on the project. The Company continues to focus its attention on exploring and developing the project, with a view toward commencing production in the second half of 1998.

As previously discussed, the Company has been in the exploration or development stage of its operations since inception, and has no reported revenues from operations to date. From its inception through December 31, 1996, the Company has used $1,203,000 in operating activities, primarily as a result of cumulative losses of $1,921,000. Additionally, the Company has used $15,978,000 in investing activities, primarily consisting of $14,741,000 in expenditures related to the Soledad Mountain Project, and fixed asset purchases of $745,000. Funds used in the Company's operating and investing activities have been provided primarily through funds provided by the Company's financing activities, including $2,900,000 in net borrowings under various long term debt arrangements and $19,700,000 raised through the sale of equity securities.

At December 31, 1996, the Company held $5,400,000 in cash and cash equivalents. As is discussed below, under the heading "Plan of Operations", based upon currently available information the Company estimates that it will need approximately $47,800,000 to begin production at the Soledad Mountain Project. This financing is expected to be derived from additional sales of common stock, and from bank borrowings or other means. Alternatively, the Company may determine that it is in the best interests of its shareholders to enter into a joint development or similar arrangement with another mining company to develop the Soledad Mountain Project.

The Company does not have a commitment for bank financing or for the underwriting of additional shares of its common stock, and is not a party to any agreement or arrangement providing for the joint development of the Soledad Mountain Project. Whether and to what extent additional or alternative financing options are pursued by the Company will depend on a number of important factors, including: the results of further development activities at the Soledad Mountain Project, management's assessment of the financial markets, the overall capital requirements for development of the project, and the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of May 1, 1997, world gold prices were approximately $365 per ounce, a reduction of approximately 8% from prices a year ago. If gold prices do not strengthen, it may not be economical for the Company to place the Soledad Mountain Project into production.

In May 1997, the Company entered into an agreement with an underwriter, pursuant to which the underwriter has agreed to purchase, for resale, on a private placement basis, 3,000,000 special warrants, at a price of $1.58 (C$2.20) per special warrant. Each of the special warrants will be exchangeable into one share of common stock of the Company, subject to adjustment in certain circumstances. Through this placement of special warrants, the Company plans to raise proceeds of approximately $4,740,000 (C$6,600,000). The underwriter also has the option to purchase, for resale, up to an additional 500,000 special warrants at the same price. This option to purchase expires on the closing date of the special warrant issue. The proceeds raised will be used to fund ongoing capital expenditures at the Soledad Mountain Project, and for general corporate purposes. The closing of the issue is scheduled for May 29, 1997 and is subject to certain conditions, including the receipt of approval from the Toronto Stock Exchange and the execution of a definitive underwriting agreement. The special warrants will be sold principally to non-U.S. investors.

SEVEN MONTH PERIOD ENDED DECEMBER 31, 1996. For the seven month period ended December 31, 1996, the Company used $261,000 in its operating activities, primarily as a result of the $349,000 reported net loss. $231,000 of this was used in financing activities, including debt repayment of $117,000 and costs of $124,000 associated with issuing shares. $3,889,000 was used in investing activities, primarily consisting of $2,794,000 in exploration expenditures and $460,000 in property acquisitions both related to the Soledad Mountain Project, and fixed asset purchases of $632,000. As a result of the foregoing, the Company's cash balance decreased by $4,382,000, to $5,436,000, at December 31, 1996.

YEAR ENDED MAY 31, 1996. For the year ended May 31, 1996, the Company used $278,000 in its operating activities, primarily as a result of the reported net loss of $426,000. $12,537,000 was provided by financing activities as a result of $1,100,000 in debt issuance and $11,376,000 raised through the sale of equity securities. $2,582,000 was used in investing activities, primarily consisting of $1,848,000 in exploration expenditures and $422,000 in property acquisitions both related to the Soledad Mountain Project. As a result of the foregoing, the Company's cash balance increased by $9,677,000, to $9,818,000, at May 31, 1996.

PLAN OF OPERATIONS.

PROPOSED ACTIVITIES AND ESTIMATED COSTS.  As is more specifically disclosed in
Item 1 of this report, in the subsection entitled "Mining Ore and Recovery Plan," the Company has substantially completed its exploration of the Soledad Mountain Project and intends to develop the project as an open pit gold and silver mining and cyanide heap leach recovery operation. The Company's plans include the construction of facilities, mining by open pit methods and processing precious metals ores at a rate of up to 3.6 million tonnes (4 million tons) per year for at least seven years. This will be followed by heap detoxification and reclamation of the project site. The Company expects to begin producing gold and silver from the project in the second half of 1998.

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

The Company has expended approximately $2,000,000 to complete a final bankable feasibility study prepared by Pincock, Allen & Holt of Lakewood, Colorado in December 1996. This expenditure was necessary to complete the design of the crushing plant, ore heap, solution handling systems, haul roads and associated surface infrastructure at the Soledad Mountain Project. The bankable feasibility study is now at a level of accuracy deemed appropriate for project financing purposes. An internal preliminary feasibility study was prepared by the Company and reviewed by Pincock, Allen & Holt in early 1996; that report, however, was a study of the project generated solely for internal purposes, to ascertain the economic viability of the project. It was not prepared for purposes of obtaining bankable feasibility.

Item 7.  FINANCIAL STATEMENTS.

The audited consolidated balance sheets of the Company for the seven month transition period ended December 31, 1996 and for the year ended May 31, 1996, and audited consolidated statements of loss, cash flows and changes in stockholders' equity for the seven-month transition period ended December 31, 1996, for the year ended May 31, 1996, and for the period from inception (November 21, 1985) through December 31, 1996, included elsewhere in this report have been audited by BDO Dunwoody, Vancouver, British Columbia, and are included herein in reliance upon the report of such firm as experts in accounting and auditing.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 4, 1996, the audit committee of the board of directors of the Company and the board of directors itself, each acting in accordance with the prior determination of the Company's management, determined to replace Chambers, Phillips & Co., (now Mackay & Partners), the Company's current accountants, with BDO Dunwoody. Such change was approved by the Company's shareholders at the annual general meeting of shareholders held on November 13, 1996.

This change was recommended by management based upon the fact that BDO Dunwoody's United States affiliated firm, BDO Seidman LLP, maintains offices in Spokane, Washington, where the Company's executive offices are located.

During the fiscal years ended May 31, 1996 and 1995, Chambers, Phillips & Co.'s reports on the financial statements of the Company contained no adverse opinion or disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope or accounting principles. During such periods, there were no disagreements with Chambers, Phillips & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of such firm, would have caused them to make reference to the subject matter of such disagreement in their reports on such financial statements.



         [The balance of this page has been intentionally left blank.]

                                 PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages, business experience for at least the past five years and positions of the directors and executive officers of the Company as of March 31, 1997, are as follows. The Company's board of directors consists of six directors. All directors serve until the next annual meeting of the Company's stockholders or until their successors are elected and qualified. Executive officers of the Company are appointed by the board of directors.


Name and Age of                    Position with
Director or Executive Officer      the Company                   Principal Occupation
-----------------------------      --------------                --------------------

Paul A. Bailly (1)            Director and Chairman of the       Chairman of Castle Group, Inc. (a gold
Age: 70                        Board until December 31, 1996     mining investment company)

Steven W. Banning (2)         President, Chief Executive         Officer of the Company
Age: 45                        and Director

Bernard F. Goodson            Vice-President - Administra-       Officer of the Company
Age: 59                        tion and Controller

Richard W. Graeme             Vice-President - Operations        Officer of the Company
Age: 55

Gordon C. Gutrath (2)         Director                           Chairman of Queenstake Resources Ltd.
Age: 59                                                          (a mineral exploration company)

Jerrold W. Schramm (1)        Director                           Partner, Lawson Lundell Lawson & McIntosh
Age: 36                                                          (barristers and solicitors)

Chester Shynkaryk (1)         Secretary and Director             President of Visionary Mining Corporation
Age: 52                                                          (a mineral exploration company)

Edward G. Thompson (2)        Director and Chairman of           President of E.G. Thompson Mining
Age: 60                       the Board as of January 29, 1997   Consultants Inc.

Christopher M.T. Thompson     Director as of January 29, 1997    President of Castle Group, Inc.
Age: 49
____________________

(1)  Member of the compensation committee of the board of directors.

(2)  Member of the audit committee of the board of directors.


BIOGRAPHICAL INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS.

PAUL A. BAILLY was a director of the Company from 1987 through December 31, 1996, last serving as Chairman. He is also chairman of Castle Group, Inc., a position he has held since 1992. From 1984 to 1992, Mr. Bailly served as president of Fulcrum Management, Inc. He graduated from the University of Nance in France in 1948 with a master of sciences degree in geology and mineralogy, and later received a degree in geological engineering from the same institution.

STEVEN W. BANNING has been president and chief executive officer of the Company since 1995. From 1984 through 1995, he was employed by Pegasus Gold Inc., last serving as its vice president of operations. Mr. Banning graduated from Montana College of Mineral Science and Technology in 1974 with a degree in mineral dressing engineering.

BERNARD F. GOODSON has been vice president of administration and controller of the Company since April 1996. From May 1991 to January 1996, he was vice president of finance of Pintlar Corporation, a mining company headquartered in Kellogg, Idaho. Mr. Goodson graduated from Lewis and Clark State College in 1981 with a degree in management technology.

RICHARD W. GRAEME has been executive vice president of operations of the Company since November 1996, and for ten month prior to that was vice president of operations. From January 1994 to February 1996, he was principal mine engineer for Mine Development Associates, and from January 1991 to January 1994, he served as chief executive officer of Mining Remedial Recovery Corp. Mr. Graeme graduated from the University of Arizona in 1972 with a degree in Geological Engineering.

GORDON C. GUTRATH has been a director of the Company since 1987. Since November of 1995, he has also served as chairman of Queenstake Resources, which he founded in 1977; he served as its president from 1977 until November 1995. Mr. Gutrath is a professional geologist and a registered professional engineer in British Columbia. He graduated from the University of British Columbia in 1960 with a degree in Geology.

JERROLD W. SCHRAMM has been a director of the Company since 1996. He is also a partner in the law firm Lawson Lundell Lawson & McIntosh, a position he has held since February 1994, and for approximately six and one-half years prior to that was an associate of the firm. He obtained an undergraduate degree in commerce from the University of British Columbia in 1983 and a law degree from the University of Toronto in 1986.

CHESTER SHYNKARYK has been a director of the Company since 1985, and from 1985 to 1995, served as its president. Since 1996, he has also served as president of Visionary Mining Corporation, a mineral exploration company.

EDWARD G. THOMPSON has been a director of the Company since 1994, and was elected its chairman effective January 29, 1997. Since 1990 he has also served as president of E. G. Thompson Mining Consultants, Inc., which he owns. Mr. Thompson graduated from the University of Toronto in 1959 with a degree in mining geology and in 1960 earned a degree in economic geology.

CHRISTOPHER M. T. THOMPSON has been a director of the Company since January 1997. Since 1992 he has also served as president of Castle Group, Inc., and from January 1984 to October 1992, he was employed by Fulcrum Management, Inc., last serving as its chief financial officer. Mr. Thompson received a degree in law and economics from Rhodes University in South Africa in 1969 and a Master of Science degree from Bradford University in the United Kingdom in 1971.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. The Company was not subject to the provisions of Section 16(a) of the Exchange Act during the year ended December 31, 1996.




         [The balance of this page has been intentionally left blank.]

Item 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE.

The following table discloses compensation received by the Company's former chief executive officer, its president and current chief executive officer, its vice president of administration and controller, and its vice president of operations for the seven month period ended December 31, 1996 and for the prior fiscal years ended May 31 1996 and 1995.

                          Annual Compensation
-----------------------------------------------------------------------------
                                                                    Other
                                                                    Annual
Executive Officer             Year (1)  Salary      Bonus        Compensation
-----------------             --------  ------      -----        ------------

Paul A. Bailly (2)            1996        -           -               -
Chief Executive Officer       1996        -           -               -
 (former)                     1995        -           -               -

Steven W. Banning (3)         1996      $116,667      -          $ 2,100 (4)
President and Chief           1996       100,000      -            1,800
 Executive Officer            1995        -           -               -

Bernard F. Goodson (6)        1996        46,669      -            2,100 (4)
Vice President of             1996         6,667      -              300
 Administration and           1995        -           -                -
 Controller

Richard W. Graeme (7)         1996        64,167      -                -
Vice President of             1996        36,667      -                -
 Operations                   1995        -           -                -
___________________



                                      Long-Term Compensation
-----------------------------------------------------------------------------------------------
                                        Dollar Value    Securities                   All Other
                                        of Restricted   Underlying     LTIP           Compen-
Executive Officer             Year (1)  Stock Awards   Options/SARS   Payouts          ation
-----------------             --------  ------------   ------------   --------       ----------

Paul A. Bailly (2)            1996           -               -           -              -
Chief Executive Officer       1996           -            120,000        -              -
 (former)                     1995           -             50,000        -              -

Steven W. Banning (3)         1996           -            190,000 (5)    -              -
President and Chief           1996           -            810,000        -              -
 Executive Officer            1995           -               -           -              -

Bernard F. Goodson (6)        1996           -            100,000        -              -
Vice President of             1996           -               -           -              -
 Administration and           1995           -               -           -              -
 Controller

Richard W. Graeme (7)         1996           -            200,000        -              -
Vice President of             1996           -               -           -              -
 Operations                   1995           -               -           -              -
___________________


(1) The first year shown in the foregoing table for each of the named executive officers covers the seven month period ended December 31, 1996. The second and third years shown in the table are for the years ended May 31, 1996 and 1995, respectively.

(2) Mr. Bailly was chief executive officer of the Company until December 1, 1995.

(3) Mr. Banning was not employed by the Company until December 1, 1995 and, accordingly, was employed by the Company for six months during the fiscal year ended May 31, 1996.

(4)  Represents automobile allowances paid to Mr. Banning and Mr. Goodson.

(5) Pursuant to Mr. Banning's employment agreement, the Company is obligated to grant Mr. Banning options to purchase an aggregate of 1,000,000 shares of common stock, exercisable at the closing price of the common stock on the Toronto Stock Exchange as of the date of grant. Pursuant to this agreement, Mr. Banning was granted options for the purchase of 680,000 shares on December 1, 1995, which options are exercisable at C$1.35 ($0.99) per share, and was granted options for the purchase of an additional 130,000 shares on February 21, 1996, which options are exercisable at C$1.51 ($1.11) per share. Options to purchase the remaining 190,000 shares were granted to Mr. Banning in November 1996, following shareholder approval of certain amendments to the Company's stock option plan. These options are exercisable at C$2.43 ($1.79) per share.

(6) Mr. Goodson was not employed by the Company until May 1, 1996 and, accordingly, was employed by the Company for one month during the fiscal year ended May 31, 1996.

(7) Mr. Graeme was not employed by the Company until February 1, 1996 and, accordingly, was employed by the Company for four months during the fiscal year ended May 31, 1996.

TABLE OF AGGREGATED OPTIONS EXERCISED DURING THE FISCAL YEAR ENDED DECEMBER 31, 1996 AND FISCAL YEAR-END OPTION VALUES. The following table sets out certain information with respect to options to purchase shares of the common stock of the Company exercised during the seven month period ended December 31, 1996 by the Company's former chief executive officer, its president and current chief executive officer, its vice president of administration and controller, and its vice president of operations, and options held by such persons at the end of such year. Information with respect the value of such options is set forth in Canadian dollars, being the currency in which such options are denominated. At March 31, 1997, each Canadian dollar was approximately equal to $1.3679.

                                                        Unexercised               Value of Unexercised
                         Securities     Aggregate       Options at              in-the-Money Options at
                          Acquired        Value      December 31, 1996             December 31, 1996
                         on Exercise    Realized            (#)                           (C$)
                             (#)          (C$)    Exercisable/Unexercisable   Exercisable/Unexercisable (1)
                         ------------   --------  -------------------------   -----------------------------

Paul A. Bailly           18,000         4,750       102,000 /       0             255,800 /         0
Steven W. Banning             0             0       333,333 / 666,667             833,333 / 1,666,667
Bernard F. Goodson            0             0        33,333 /  66,667              83,333 /   166,667
Richard W. Graeme             0             0        66,666 / 133,334             166,665 /   333,335
____________________


(1) The closing price of the common stock of the Company on The Toronto Stock Exchange on December 31, 1996 was C$2.50 ($1.88).

(2) Of such options, options to purchase an aggregate of 40,000 shares of common stock were exercisable at C$0.592 ($0.44) per share and options to purchase an aggregate of 50,000 shares of common stock were exercisable at C$0.55 ($0.40) per share. All of these options were exercised on July 19, 1995.

TABLE OF OPTIONS GRANTED DURING THE SEVEN MONTH PERIOD ENDED DECEMBER 31, 1996. The following table sets out certain information with respect to options to purchase shares of common stock of the Company granted to the Company's then chief executive officer, its president and current chief executive officer, its vice president of administration and controller, and its vice president of operations during the seven month period ended
December 31, 1996. None of the other named executive officers of the Company were granted options during such year.


                                                                           Market Value of
                         Securities       % of Total                       Shares Underlying
                           Under        Options Granted     Exercise or     Options on the
                          Options       to Employees in     Base Price      Date of Grant
                          Granted        the Financial       (C$-US$/         (C$-US$/        Expiration
Name                        (#)              Year             Share)           Share)            Date
----                     ----------     ---------------     ------------   -------------   ---------------

Steven W. Banning (1)    190,000            58.50            2.43 (1.79)    2.43 (1.79)    October 4, 2001

____________________


(1) Pursuant to Mr. Banning's employment agreement, the Company agreed to grant Mr. Banning options to purchase an aggregate of 1,000,000 shares of common stock of the Company. Options to purchase 810,000 of these shares had been granted to Mr. Banning as of May 31, 1996. Options to purchase the remaining 190,000 shares were granted to Mr. Banning in October 1996, following shareholder approval of certain amendments to the Company's stock option plan. The Company has also agreed to pay to Mr. Banning certain amounts upon the exercise by him of certain of these options, which amounts are equal to the difference between the exercise price of the options as of the date they were granted to Mr. Banning and the market price of the stock on the date the Company agreed to grant him such options. With respect to options to purchase 130,000 shares of common stock expiring on February 21, 2001, such amount is equal to the difference between C$1.51 ($1.11) per share (the exercise price of such options on the date of grant) and C$1.35 ($0.99) per share (the market price of the common stock on the date the Company agreed to grant such options), and with respect to options to purchase 190,000 shares of common stock expiring on October 4, 2001, such amount is equal to the difference between C$2.43 ($1.79) per share (the exercise price of such options on the date of grant) and C$1.35 ($0.99) per share (the market price of the common stock on the date the Company agreed to grant such options).

TERMINATION OF EMPLOYMENT, CHANGE IN RESPONSIBILITIES AND EMPLOYMENT
CONTRACTS.

EMPLOYMENT AGREEMENTS WITH STEVEN W. BANNING, BERNARD F. GOODSON AND RICHARD
W. GRAEME. During the fiscal year ended May 31, 1996, the Company entered into employment agreements with Mr. Banning, its president and chief executive officer; Mr. Goodson, its vice president of administration and controller; and Mr. Graeme, its vice president of operations. Each of such agreements provides for the payment of salary and bonuses, the granting of certain options to purchase shares of common stock to the employee and the provision of certain benefits, including those offered to employees generally. Mr. Banning receives an annual salary of $200,000 pursuant to his employment agreement with the Company. Mr. Goodson and Mr. Graeme receive annual salaries of $80,000 and $110,000, respectively, pursuant to their agreements.

The employment agreements with Mr. Banning, Mr. Goodson and Mr. Graeme also contain provisions relating to their compensation in the event of termination of employment other than for cause. If the Company terminates Mr. Banning's or Mr. Graeme's employment for any reason other than for cause, the Company is required to pay the terminated employee an amount equal to 24 months' salary. In the event Mr. Goodson's employment is terminated for any reason other than for cause, the Company is obligated to pay him an amount equal to 12 months' salary.

Finally, the agreements provide that if there is a "change in control" (as defined in the agreements) of the Company and the employee's employment is subsequently terminated (unless such termination is for cause or by the employee for other than "good reason" as defined in the agreements), the employee is entitled to receive a lump sum severance payment equal to two times the employee's then current annual base salary in the case of Mr. Banning and Mr. Graeme, and one times the employee's then current annual base salary in the case of Mr. Goodson. The agreements provide for the continuation of benefits then provided to the employee for a period of 24 months after termination in the case of Mr. Banning and Mr. Graeme, and 12 months after termination in the case of Mr. Goodson. Any existing stock options then held by the employee will vest immediately and may be exercised by the employee at any time within three months following the date of his termination.

The employment agreements with Mr. Banning and Mr. Graeme are each for a term of two years. The employment agreement with Mr. Goodson is for a term of one year. Each provides, however, that the employee may terminate his employment upon six months' prior written notice to the Company.

CONSULTING AGREEMENT WITH ERIC W. KINNEBERG. Pursuant to the terms of a consulting agreement dated February 1, 1996 between the Subsidiary and Mr. Kinneberg, Mr. Kinneberg has agreed to serve as a consultant to the Subsidiary with respect to financial and related matters, and to perform such other consulting services to the Subsidiary, as the Subsidiary may propose. As consideration for such services, the Subsidiary has agreed to pay Mr. Kinneberg at the rate of $1,000 per day for services rendered and has further agreed to reimburse him for out-of-pocket expenses incurred in the performance of his services. The consulting agreement obligates Mr. Kinneberg to submit invoices to the Subsidiary no less often than monthly, specifying the services rendered during the month, and allows the Company to deduct $325 per month from amounts otherwise payable to Mr. Kinneberg for use of the Company's offices.

The consulting agreement with Mr. Kinneberg was for a term of one month and is thereafter renewable, unless terminated either by the Company or Mr. Kinneberg, on a month-to-month basis. Since February 1, 1996, the Company has paid Mr. Kinneberg approximately $72,000 pursuant to the agreement.

COMPENSATION OF DIRECTORS. The Company does not pay directors' fees. While the Company has no written policy or standard arrangements in this regard, it is currently the policy of the Company to grant options to purchase shares of its common stock to its directors under the stock option plan described below under the heading "Stock Option Plan". Generally, each director is granted options to purchase an aggregate of 90,000 shares of common stock and such additional number of shares of common stock as may be appropriate in particular circumstances given other responsibilities assumed by the director in the Company's affairs and contributions made by such director to the Company.

There were no options to purchase shares of common stock of the Company granted to the directors of the Company during the seven month transition period ended December 31, 1996.

There are no other arrangements under which directors of the Company were compensated by the Company during the seven month transition period ended December 31, 1996 for their services in their capacity as directors and, without limiting the generality of the foregoing, no additional amounts are payable under any standard arrangements for committee participation or special assignments, except that the articles of incorporation of the Company provide that the directors are entitled to be paid reasonable travelling, hotel and other expenses incurred by them in the performance of their duties as directors. The Company's articles of incorporation also provide that if a director is called upon to perform any professional or other services for the Company that, in the opinion of the directors, is outside of the ordinary duties of a director, such director may be paid a remuneration to be fixed by the directors and such remuneration may be either in addition to or in substitution for any other remuneration that such director may be entitled to receive.

STOCK OPTION PLAN. On November 27, 1992, the shareholders of the Company approved the establishment of a stock option plan (the "Stock Option Plan") for directors, officers and employees of the Company and its subsidiaries. The Stock Option Plan is administered by the Compensation Committee of the board of directors of the Company. The Stock Option Plan provides that a maximum of 10% of the number of shares of common stock issued and outstanding from time to time will be reserved, set aside and made available for issuance pursuant to options granted from time to time under such plan, provided that, under the terms of the Stock Option Plan, no person is entitled to be granted options to purchase shares of common stock constituting more than 5% of the number of outstanding shares of common stock.

The Stock Option Plan provides that the exercise price of each option granted shall not be less than the market price of the common stock on the Toronto Stock Exchange as of the date the option is granted. The Stock Option Plan provides that all options granted under such plan will expire not later than five years after the date of grant.

Options granted under the Stock Option Plan are not transferable, other than by will or other testamentary instrument or the laws of succession. In the event that an optionee is dismissed, removed or otherwise ceases to be a director, officer or employee of the Company or its subsidiaries (other than for cause or as a result of his or her death), all unexercised options held by such person terminate on the earlier of 30 days after the optionee ceases to be a director, officer or employee of the Company or its subsidiaries or the normal expiration date of such unexercised options. In the event that an optionee is dismissed as a director, officer or employee of the Company or one of its subsidiaries for cause, all unexercised options held by such person immediately terminate.

On February 21, 1996, the board of directors authorized the amendment of the Stock Option Plan to replace the current "rolling maximum" limitation on the number of shares of common stock issuable pursuant to the exercise of options granted under such plan with a fixed maximum of 3,300,000 shares of common stock. The directors also approved amendments to, among other things, provide that options granted to officers of the Company and its subsidiaries vest as to one-third of the number of shares of common stock issuable upon the exercise of the options granted on the date of grant and as to an additional one-third of such number of shares on each of the next two anniversaries of such date.

The amendments to the Stock Option Plan were approved by the stockholders of the Company at the annual general meeting of stockholders held on November 13, 1996, and were subsequently also approved by the Toronto Stock Exchange.





         [The balance of this page has been intentionally left blank.]

OPTIONS TO PURCHASE SECURITIES. As at December 31, 1996, options to acquire an aggregate of 2,257,000 shares of common stock were outstanding under the Stock Option Plan as follows:


                                                                            Number of
                                                                              Common      Exercise Price
                                                                           Shares Under    Per Common
Class of Optionees                 Date of Grant       Expiry Date         Options (1)    Share (C$-US$)
------------------                 -------------       -----------         ------------   ----------------

Executive officers of Golden       December 1, 1995    December 1, 2000    680,000 (2)    C$1.35    (0.99)
  Queen (four persons)             February 21, 1996   February 21, 2001   450,000 (2)      1.51    (1.11)
                                   May 21, 1996        May 21, 2001        100,000          3.00    (2.18)
                                   October 4, 1996     October 4, 2001     190,000          2.43    (1.79)

Directors of Golden Queen who are  December 21, 1993   December 21, 1998    75,000        C$0.592   (0.44)
  not also executive officers of   August 24, 1994     August 24, 1999     100,000           0.55   (0.40)
  Golden Queen                     September 21, 1994  September 21, 1999   90,000           1.50   (1.10)
  (three persons)                  December 2, 1994    December 2, 1999     70,000           1.45   (1.07)
                                   February 21, 1996   February 21, 2001    20,000           1.51   (1.11)

Executive officers of the          September 21, 1994  September 21, 1999  130,000        C$1.50    (1.10)
  Subsidiary who are not           February 21, 1996   February 21, 2001    90,000          1.51    (1.11)
  also executive officers
  or directors of Golden
  Queen (two persons)

All other employees of the         March 4, 1994       March 4, 1999        30,000        C$0.76    (0.56)
  Subsidiary                       August 24, 1994     August 24, 1999      45,000          0.55    (0.40)
  (eleven persons)                 July 20, 1995       July 20, 2000        70,000          1.35    (0.99)
                                   June 27, 1996       June 27, 1996        50,000          2.30    (1.69)
                                   November 19, 1996   November 19, 2000    85,000          2.60    (1.94)

____________________


(1) Includes all shares of common stock issuable upon the exercise of options granted as at May 31, 1996, including those that had not vested at such date and those that were subject to approval of the Company's stockholders and the Toronto Stock Exchange. As noted above, such approvals were obtained in November 1996.

(2) Certain of these options are held by Steven W. Banning. As noted above in the section of this registration statement entitled "-Termination of Employment, Change in Responsibilities and Employment Contracts," the Company granted Mr. Banning options to acquire an additional 190,000 shares of common stock in November 1996 pursuant to the terms of his employment agreement with the Company.

At the annual general meeting of stockholders of the Company held on November 13, 1996, the shareholders of the Company approved, among other things, the grant to officers and directors of the Company and the Subsidiary of options to purchase an aggregate of 1,340,000 shares of common stock, as follows:

                                              Number of Common
       Optionee                              Shares Under Option
       --------                              -------------------

     Paul A. Bailly                               120,000
     Steven W. Banning                            810,000
     Richard W. Graeme                            200,000
     Raymond E. Grant                              90,000
     Bernard Goodson                              100,000
     Edward G. Thompson                            20,000

Such options were granted pursuant to the Stock Option Plan, as amended at the annual general meeting of stockholders. See the section of this registration statement entitled "-Stock Option Plan" above.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of March 31, 1997, the names of, and number of shares of common stock of the Company beneficially owned by, persons known to the Company to own more than five percent (5%) of the Company's common stock; the names of, and number of shares beneficially owned by each director and executive officer of the Company; and the number of shares beneficially owned by, of all directors and executive officers as a group. At such date, the number of shares of common stock of the Company outstanding or deemed outstanding pursuant to presently exercisable options and warrants was 27,874,500 shares.
                              Amount and Nature of
                              Beneficial Ownership
                              (all direct unless            Percent
Name of Owner                 otherwise noted)              of Class
-------------                 --------------------          --------

Paul A. Bailly (1)                   306,176                 1.10%

Steven W. Banning (2), (3)         1,000,000                 3.58%

Bernard Goodson (4)                  100,000                 0.36%

Richard W. Graeme (5)                200,000                 0.72%

Gordon C. Gutrath (2), (6)           195,000                 0.70%

Jerrold W. Schramm (2), (7)           90,000                 0.32%

Chester Shynkaryk (2), (8)           389,508                 1.40%

Edward G. Thompson (2), (9)          183,200                 0.66%

Christopher M.T. Thompson (10)       462,866                 1.66%

All directors and executive
  officers as a group
  (9 persons) (11)                 2,926,750                10.50%

VenturesTrident II, L.P. (12)      4,758,061                17.07%

Landon T. Clay (13)                6,269,094                22.49%

Minven, Inc. (14)                  4,758,061                17.07%
__________________

(1) Mr. Bailey's tenure as a director of the Company ended on December 31, 1996.
(2)  Currently a director of the Company.
(3) Includes presently exercisable options for the purchase of 333,333 shares of common stock.
(4) Includes presently exercisable options for the purchase of 333,333 shares of common stock.
(5) Includes presently exercisable options for the purchase of 66,666 shares of common stock.
(6) Includes presently exercisable options for the purchase of 90,000 shares of common stock.
(7) Includes presently exercisable options for the purchase of 90,000 shares of common stock.
(8) Includes presently exercisable options for the purchase of 175,000 shares of common stock.
(9) Includes presently exercisable options for the purchase of 130,000 shares of common stock.
(10) Mr. Thompson's tenure as a director of the Company commenced January 29, 1997. Includes presently exercisable options for the purchase of 130,000 shares of common stock.
(11) Excluding Mr. Bailey, who ceased being a director December 31, 1996, the number of shares of common stock held by all directors and executive officers of the Company as a group was 2,620,574 shares or approximately 9.40% of the outstanding common stock. Included in such amount are presently exercisable options for the purchase of 1,361,666 shares.

                  [Footnotes continued on following page.]

(12) VenturesTrident II, L.P. is an investment limited partnership comprised of forty limited partners and one general partner, Fulcrum Management Partners II, L.P., a limited partnership. The general partners of Fulcrum Management Partners II, L.P. are Landon T. Clay and Minven, Inc. Minven, Inc. is a wholly-owned subsidiary of Eaton-Vance, Inc., 25% of whose outstanding common stock is owned by Mr. Clay.
(13) Consists of shares of common stock of the Company held in five trusts to which Mr. Clay is related. As noted in footnote 12, Mr. Clay is also one of two general partners of Fulcrum Management Partners II, L.P., the general partner of VenturesTrident II, L.P. The shares of common stock of the Company held beneficially and of record by VenturesTrident II, L.P. have been attributed to Mr. Clay in the foregoing table. Also includes presently exercisable options for the purchase of 686,100 shares of common stock.
(14) As is noted in footnote 12, Minven, Inc. is one two general partners of Fulcrum Management Partners II, L.P., the general partner of VenturesTrident II, L.P. The shares of common stock of the Company held beneficially and of record by VenturesTrident II, L.P. have been attributed to Minven, Inc. in the foregoing table.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH VENTURESTRIDENT II, L.P. VenturesTrident II, L.P. ("VT II") is a Massachusetts limited partnership which as of March 1, 1997 owns 4,758,061 shares of common stock of the Company, or approximately 19.6% of the outstanding common stock at such date. VT II acquired its shares as follows:


     During December 1993, the Company issued an aggregate of 5,748,491 shares of common stock to various purchasers at the price of C$0.35 ($0.26) per share; 1,500,000 of these shares were issued to VT II.

     During the fiscal year ended May 31, 1994, the Subsidiary entered into a short-term borrowing arrangement with VT II. The Subsidiary borrowed $200,000 from VT II pursuant to this arrangement and agreed to pay VT II interest at the rate of 8% per annum. The loan was repaid during the year through the issuance of 759,714 shares of common stock of the Company to VT II, at the price of C$0.35 ($0.26) per share. Such issuance was as part of a private placement by the Company of 5,748,491 shares of common stock to various purchasers.

     During the fiscal year ended May 31, 1993, the Company entered into two short-term borrowing arrangements with VT II L.P. The Company borrowed $130,000 from VT II and $70,000 from VT I LP pursuant to these arrangements and agreed to pay VT II interest at the rate of 11% per annum. The loans were repaid in October 1995 through the issuance of 137,179 shares of common stock of the Company to VT II and 73,495 shares to VT I LP, at the price of C$1.78 ($1.31) per share.

     During the fiscal year ended May 31, 1994, the Company entered into borrowing arrangements with VenturesTrident I, L.P. ("VT I"), which is affiliated with VT II, and with Tamarack Mining Inc., a corporation related to VT I. The Company borrowed $75,000 from VT II and $25,000 from Tamarack pursuant to these arrangements, and agreed to pay the lenders interest at the rates of 11% and 12% per annum, respectively. The Tamarack note was assigned to VT I in June, 1995. The loans were repaid in October 1995 through the issuance of 73,977 shares and 24,659 shares of common stock of the Company to VT II and VT I respectively, at the price of C$1.78 ($1.31) per share.

     During the fiscal year ended May 31, 1995, the Company entered into a short-term borrowing arrangement with VT II. The Company borrowed $250,000 from VT II pursuant to this arrangement and agreed to pay VT II interest at the rate of 12% per annum. The loan became due on November 1, 1995 and was repaid in October 1995 through the issuance of 196,905 shares of common stock of the Company to VT II, at the price of C$1.78 ($1.31).

     On October 13, 1995, the Company issued 408,061 shares of common stock to VT II and 98,154 shares of common stock to VT I at the price of C$1.78 ($1.31) per share.

TRANSACTIONS WITH LANDON T. CLAY AND AFFILIATED ENTITIES. Landon T. Clay is one of the two general partners of Fulcrum Management Partners II, L.P., a limited partnership which is the general partners of VT II. Accordingly, Mr. Clay may be considered to be affiliated with VT II. The second general partner of Fulcrum Management Partners II, L.P. is Minven, Inc., a wholly owned subsidiary of Eaton-Vance, Inc., 25% of whose outstanding shares of common stock are owned by Mr. Clay. In addition, Mr. Clay is related to five trusts which hold an aggregate of 824,933 shares of common stock of the Company, or approximately 3.7% of the common stock outstanding as of March 31, 1997.

The transactions between the Company or the Subsidiary and VT II described in the preceding subsection may be attributable to Mr. Clay by virtue of his affiliation with Fulcrum Management and VT II. In addition, the Company, Golden Queen and the Subsidiary entered into the following additional transactions with Mr. Clay or his affiliates:

     In December 1993, the Company issued an aggregate of 5,748,491 shares of common stock to various purchasers at the price of C$0.35 ($0.26) per share; 375,939 of such shares were issued to the Landon T. Clay Lead Trust.

     In August 1995, Golden Queen completed a private placement of 1,929,160 shares of common stock at a price of C$1.25 ($0.92) per share. 272,600 of these shares were issued to the Landon T. Clay Charitable Lead Trust and 163,560 shares were issued to the Landon T. Clay Charitable Lead Trust II.

     On March 19, 1996, the Subsidiary issued two debentures in the aggregate principal amount of $1,000,000 to the Landon T. Clay Charitable Lead Trust II and the Landon T. Clay Charitable Lead Trust dated 11/30/83. The principal amounts of the debentures are convertible at the option of their holders into shares of common stock of the Company at a conversion price of C$2.00 ($1.46) per share, subject to customary "anti-dilution" provisions set out in the debenture instruments. The debentures have a two-year term and bear interest at a rate of 9.5% per annum. If the principal amounts of the debentures were converted into shares of common stock, an aggregate of 686,100 shares of common stock would be issued to the holders of the debentures. As of March 31, 1997, the debentures had not been converted.

TRANSACTIONS WITH CHESTER SHYNKARYK. In December 1993, the Company issued an aggregate of 5,748,491 shares of common stock to various purchasers at the price of C$0.35 ($0.26) per share; 375,939 of such shares were issued to Chester Shynkaryk, who at the time was the president and a director of the Company.

During the fiscal years ended May 31, 1996, 1995 and 1994, the Company paid consulting fees of C$50,000 ($37,000), C$30,000 ($22,000) and C$24,000
($18,000) to Mr. Shynkaryk for services rendered by him as the Company's president, pursuant to the terms of a management agreement dated June 30, 1986, as amended January 30, 1990. The agreement obligated Mr. Shynkaryk to perform services for the Company consistent with his title as president, including investigating opportunities for the Company to participate in the exploration and development of resource properties, procuring financing for the Company, when required, and, in general, assisting in the general administration of the Company. These fees were payable to Mr. Shynkaryk at the rate of C$3,500 per month. The agreement was terminated in December 1995, when Mr. Banning replaced Mr. Shynkaryk as president.

TRANSACTIONS WITH CASTLE GROUP, INC. During the year ended May 31, 1996, the Company paid $102,500 to Castle Group, Inc. as reimbursement of amounts paid by Castle Group, Inc. under the terms of Mr. Banning's employment agreement with the Company. Castle Group, Inc. manages VT II, which is affiliated with the Company. In addition, Paul A. Bailly, who was a director and chairman of the Company until December 31, 1996, was also chairman of Castle Group, Inc. It is not expected that Castle Group, Inc. will provide future services to the Company.

TRANSACTIONS WITH LAWSON LUNDELL LAWSON & MCINTOSH. Jerrold W. Schramm, a director of Golden Queen, is a partner of the law firm of Lawson Lundell Lawson & McIntosh, which was retained as counsel to the Company during the fiscal year ended May 31, 1996. During such year, the Company paid Lawson Lundell Lawson & McIntosh $19,384 for legal services rendered on the Company's and the Subsidiary's behalf. No members of the firm of Lawson Lundell Lawson & McIntosh, inclusive of Mr. Schramm, owned any shares of common stock of the Company at March 1, 1997.




         [The balance of this page has been intentionally left blank.]

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS. The following exhibits filed as part of this report. Exhibits previously filed are incorporated by reference, as noted.

   Exhibit
   -------

      3.1 Certificate and Articles of Incorporation of the registrant under the Company Act of British Columbia, as amended. Previously filed as Exhibit 3.1 to the registrant's registration statement on Form 10-SB and incorporated by reference herein.

     10.1 Warrant Indenture dated May 23, 1996 between the registrant and Montreal Trust Company of Canada, as trustee. Previously filed as Exhibit 10.1 to the registrant's registration statement on Form 10-SB and incorporated by reference herein.

     10.2 Employment agreement dated April 2, 1996 among the registrant, Castle Group, Inc. and Steven W. Banning. Previously filed as
               Exhibit 10.2 to the registrant's registration statement on Form 10-SB and incorporated by reference herein.

     10.3 Employment agreement dated May 8, 1996 between the registrant and Richard W. Graeme. Previously filed as Exhibit 10.3 to the registrant's registration statement on Form 10-SB and incorporated by reference herein.

     10.4 Employment agreement dated May 24, 1996 between the registrant and Bernard F. Goodson. Previously filed as Exhibit 10.4 to the registrant's registration statement on Form 10-SB and incorporated by reference herein.

     10.5 Lease dated October 20, 1994 between the Subsidiary and William J. Warner with respect to certain property within the project area. Previously filed as Exhibit 10.5 to the registrant's registration statement on Form 10-SB and incorporated by reference herein.

     10.6 Lease dated September 19, 1994 between the Subsidiary and Western Centennials, Inc. with respect to certain property within the project area. Previously filed as Exhibit 10.6 to the registrant's registration statement on Form 10-SB and incorporated by reference herein.

     10.7 Purchase agreement dated March 8, 1995 between the Subsidiary and William and Dorothy Meier with respect to the acquisition by the Subsidiary of certain property within the project area. Previously filed as Exhibit 10.7 to the registrant's registration statement on Form 10-SB and incorporated by reference herein.

     10.8 Stock option purchase agreement dated April 1, 1995 between the Subsidiary and Grace W. Meehl, Madge W. Wolff, Stephen G. Wegmann, Michael L. Wegmann, John G. Hodgson, Virginia L. Sigl, Patrick L. Wolff and George P. Wolff with respect to the acquisition by the Subsidiary of an option to purchase all of the outstanding shares of KWC. Previously filed as Exhibit
               10.8 to the registrant's registration statement on Form 10-SB and incorporated by reference herein.

     10.9 Purchase agreement dated September 22, 1995 between the Subsidiary and the Paveen Gupta Medical Corporate Defined Benefit Pension Plan with respect to the acquisition by the Subsidiary of certain property within the project area. Previously filed as Exhibit 10.9 to the registrant's registration statement on Form 10-SB and incorporated by reference herein.

     10.10 Purchase agreement dated March 29, 1996 between the Subsidiary and the Meehl Family Trust and others with respect to the acquisition by the Subsidiary of certain property within the project area. Previously filed as Exhibit 10.10 to the registrant's registration statement on Form 10-SB and incorporated by reference herein.

     10.11 Mineral exploration agreement and option to lease or purchase dated January 25, 1996 between the Soledad-Mojave Mining Syndicate and the Subsidiary with respect to the potential acquisition by the Subsidiary of 129.5 hectares of fee land within the project area. Previously filed as Exhibit 10.11 to the registrant's registration statement on Form 10-SB and incorporated by reference herein.

     10.12 Purchase agreement dated August 1, 1996 between the Subsidiary and Southwestern Refining Corporation with respect to the acquisition by the Subsidiary of certain property and mill tailings within the project area. Previously filed as Exhibit
               10.12 to the registrant's registration statement on Form 10-SB and incorporated by reference herein.

     10.13     Stock option plan of the registrant, as amended.  Filed as
               Exhibit 10.13 to the registrant's registration statement on Form 10-SB and incorporated by reference herein.

     10.14 Management agreement dated June 30, 1986, as amended January 30, 1990, between the registrant and Chester Shynkaryk. Filed as Exhibit 10.14 to the registrant's registration statement on Form 10-SB and incorporated by reference herein.

     10.15 Forms of debentures issued by the registrant to Landon T. Clay Charitable Lead Trust II and Landon T. Clay Charitable Lead Trust dated November 30, 1983. Filed as Exhibit 10.15 to the registrant's registration statement on Form 10-SB and incorporated by reference herein.

     10.16 Consulting agreement dated February 1, 1996 between the registrant and Eric E. Kinneberg. Filed as Exhibit 10.16 to the registrant's registration statement on Form 10-SB and incorporated by reference herein.

     21.0      Subsidiaries of the Registrant.  Previously filed as Exhibit
               21.0 to the registrant's registration statement on Form 10-SB and incorporated by reference herein.

     24.0      Power of attorney and consent on Form F-X.  Previously filed as
               Exhibit 24.0 to the registrant's registration statement on Form 10-SB and incorporated by reference herein.

     27.0      Financial Data Schedule.  Filed herewith.

     99.0 Report of Mackay & Partners with respect to May 31, 1996 financial statements of the Registrant. Filed herewith.

FORM 8-K REPORTS. No reports on Form 8-K were filed by the registrant during the fourth quarter of 1996.





       [The balance of this page has been intentionally left blank.]

Report of Independent Auditors

To the Shareholders of
Golden Queen Mining Co. Ltd.
Vancouver, B.C.

We have audited the accompanying consolidated balance sheet of Golden Queen Mining Co. Ltd. and subsidiary (a development stage company) as of December 31, 1996 and the related consolidated statements of loss, changes in stockholders' equity, and cash flows for the seven month period then ended.
We have also audited the statements of loss, stockholders' equity and cash flows for the period from inception (November 21, 1985) through December 31, 1996, except that we did not audit these financial statements for the period from inception (November 21, 1985) through May 31, 1996; those statements were audited by other auditors whose report dated July 12, 1996, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. Our opinion, insofar as it relates to the amounts for the period from inception (November 21, 1985) through May 31, 1996, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Queen Mining Co. Ltd. and subsidiary as of December 31, 1996 and the results of its operations and its cash flows for the seven month period ended December 31, 1996, and the period from inception (November 21, 1985) through December 31, 1996, in conformity with generally accepted accounting principles in the United States.

BDO Dunwoody
Chartered Accountants
(Internationally BDO Binder)

February 19, 1997
Vancouver, British Columbia

                       GOLDEN QUEEN MINING CO. LTD.
                       (a development stage company)
                        Consolidated Balance Sheets
                             (U.S. dollars)


                                   December 31,          May 31,
Assets                                1996                1996
------                             ------------          -------

Current Assets:
 Cash and cash equivalents         $ 5,436,497         $ 9,818,003
 Receivables                           133,164               7,215
 Prepaid expenses and
  other current assets                  55,603              62,774
                                    ----------          ----------

Total current assets                 5,625,264           9,887,992

Property and equipment, net
  (Note 1)                             683,310              70,432
Mineral properties
  (Notes 2, 5 and 9)                14,741,678          10,403,384
Other assets (Note 3)                  353,500             350,000
                                    ----------          ----------
                                   $21,403,752         $20,711,808
                                    ==========          ==========

Liabilities and Shareholders' Equity

Current Liabilities:
 Accounts payable                  $   507,713         $   347,121
 Accrued liabilities                    69,046              42,694
 Current maturities of long-term
  debt (Note 5)                        203,175              91,771
                                    ----------          ----------
Total current liabilities              779,934             481,586
Long-term debt, less current
  maturities (Note 5)                1,901,520           1,045,230
                                    ----------          ----------

Total liabilities                    2,681,454           1,526,816

Commitments and Contingencies
  (Note 9)

Shareholders' Equity (Notes 6 and 7)

Preferred shares, no par, 3,000,000
  shares authorized; 0 shares
  outstanding                                -                   -
  Common shares, without par,
  100,000,000 shares authorized;
  22,051,400 and 16,533,400
  shares issued (Notes 6 and 7)     20,886,029          20,875,969
Deficit accumulated during the
  development stage                 (2,163,731)         (1,690,977)
                                    ----------          ----------

Total shareholders' equity          18,722,298          19,184,992
                                    ----------          ----------
                                   $21,403,752         $20,711,808
                                    ==========          ==========

     See accompanying summary of accounting policies and notes to consolidated financial statements.

                        GOLDEN QUEEN MINING CO. LTD.
                       (a development stage company)
                      Consolidated Statements of Loss
                             (U.S. dollars)


                                                                                       Cumulative Amounts
                                                                                     From Date of Inception
                                                                                      (November 21, 1985)
                                        Seven Months Ended       Year Ended               through
                                        December 31, 1996        May 31, 1996          December 31, 1996
                                        -----------------        ------------        -----------------------

General and administrative expenses     $   535,131              $   437,131              $ 2,141,857
Interest expense                             56,472                   35,167                  206,582
Interest income                            (238,289)                 (50,539)                (711,020)
Abandoned mineral interests                                                                   277,251
Other (income) expense                       (4,366)                   4,621                    6,369
                                         ----------               ----------               ----------

Net loss                                $   348,948              $   426,380              $ 1,921,039
                                         ==========               ==========               ==========

Net loss per share                      $     (0.02)             $     (0.03)
                                         ==========               ==========

Weighted average shares outstanding      19,446,428               15,832,203



         See Accompanying Notes to Consolidated Financial Statements

                       GOLDEN QUEEN MINING CO. LTD.
                      (a development stage company)
        Consolidated Statements of Changes in Stockholders' Equity
                             (U.S. dollars)


From the Date of Inception
  (November 21, 1985)                  Common Stock              Accumulated
through December 31, 1996          Shares         Amount           Deficit      Total
-----------------------------------------------------------------------------------------

November 21, 1985
 Issuance of common shares
   for cash                        1,425,001      $ 141,313      $      -       $141,313
 Net loss for the year                     -              -       (15,032)       (15,032)
                                   ------------------------------------------------------

Balance, May 31, 1986              1,425,001        141,313       (15,032)       126,281
 Issuance of common shares
   for cash                          550,000        256,971             -        256,971
 Issuance of common shares for
   mineral property                   25,000         13,742             -         13,742
 Net loss for the year                     -              -       (58,907)       (58,907)
                                   ------------------------------------------------------

Balance, May 31, 1987              2,000,001        412,026       (73,939)       338,087
 Issuance of common shares
  for cash                         1,858,748      1,753,413             -      1,753,413
 Net income for the year                   -              -        38,739         38,739
                                   ------------------------------------------------------

Balance, May 31, 1988              3,858,749      2,165,439       (35,200)     2,130,239
 Issuance of common shares
   for cash                        1,328,750      1,814,133             -      1,814,133
 Issuance of common shares
   for mineral property              100,000        227,819             -        227,819
 Net loss for the year                     -              -      (202,160)      (202,160)
                                   ------------------------------------------------------

Balance, May 31, 1989              5,287,499      4,207,391      (237,360)     3,970,031
 Issuance of common shares
   for cash                        1,769,767      2,771,815             -      2,771,815
 Issuance of common shares
   for mineral property                8,875         14,855             -         14,855
 Net loss for the year                     -              -      (115,966)      (115,966)
                                   ------------------------------------------------------

Balance, May 31, 1990              7,066,141      6,994,061      (353,326)     6,640,735
 Net income for the year                   -              -        28,706         28,706
                                   ------------------------------------------------------

Balance, May 31, 1991              7,066,141      6,994,061      (324,620)     6,669,441
 Net loss for the year                     -              -      (157,931)      (157,931)
                                   ------------------------------------------------------

Balance, May 31, 1992              7,066,141      6,994,061      (482,551)     6,511,510
 Net loss for the year                     -              -      (285,391)      (285,391)
                                   ------------------------------------------------------

                       GOLDEN QUEEN MINING CO. LTD.
                      (a development stage company)
        Consolidated Statements of Changes in Stockholders' Equity
                             (U.S. dollars)


From the Date of Inception
  (November 21, 1985)                  Common Stock              Accumulated
through December 31, 1996          Shares         Amount           Deficit      Total
-----------------------------------------------------------------------------------------

Balance, May 31, 1993              7,066,141      6,994,061      (767,942)     6,226,119
 Issuance of common shares
   for cash                        5,834,491      1,536,260             -      1,536,260
 Share issue costs                         -              -       (18,160)       (18,160)
 Issuance of common shares
   for mineral property              128,493         23,795             -         23,795
 Loss for the year                         -              -      (158,193)      (158,193)
                                   ------------------------------------------------------

Balance, May 31, 1994              13,029,125     8,554,116      (944,295)     7,609,821
 Issuance of common shares
   for cash                           648,900       182,866             -        182,866
 Loss for the year                                               (219,576)      (219,576)
                                   ------------------------------------------------------

Balance, May 31, 1995              13,678,025     8,736,982    (1,163,871)     7,573,111
 Issuance of common shares
   for cash                         2,349,160     2,023,268             -      2,023,268
 Issuance of common shares
   for debt                           506,215       662,282             -        662,282
 Issuance of 5,500,000 special
   warrants                                 -     9,453,437             -      9,453,437
 Special warrants issue cost                -             -      (100,726)      (100,726)
 Loss for the year                          -             -      (426,380)      (426,380)
                                   ------------------------------------------------------

Balance, May 31, 1996              16,533,400     20,875,969   (1,690,977)    19,184,992
 Issuance of common shares
   for cash                            18,000         10,060            -         10,060
 Issuance of common shares
   for special warrants             5,500,000              -            -              -
 Special warrants issue cost                -              -     (123,806)      (123,806)
 Net loss for the period                    -              -     (348,948)      (348,948)
                                   ------------------------------------------------------

Balance, December 31, 1996         22,051,400    $20,886,029  $(2,163,731)   $18,722,298
                                   ======================================================



   See accompanying summary of accounting policies and notes to consolidated financial statements.

                       GOLDEN QUEEN MINING CO. LTD.
                      (a development stage company)
                  Consolidated Statements of Cash Flows
                            (U.S. dollars)

            Increase (Decrease) in Cash and Cash Equivalents

                                                                                       Cumulative Amounts
                                                                                     From Date of Inception
                                                                                       (November 21, 1985)
                                        Seven Months Ended       Year Ended                 through
                                        December 31, 1996        May 31, 1996          December 31, 1996
                                        ------------------       ------------        -----------------------

Operating Activities:
  Net loss                                   $(348,948)           $(426,380)              $(1,921,039)
  Adjustments to reconcile net loss to
     cash used in operating activities:
          Write-off of mineral properties            -                    -                   277,251
          Amortization and depreciation         19,236               20,982                    41,910
          Loss on disposition of property
            and equipment                          214                4,621                    10,949
  Changes in assets and liabilities:
          Receivables                         (125,949)              11,441                  (133,164)
          Prepaid expenses and other
            current assets                        7,171             (57,381)                  (55,603)
          Accounts payable and accrued
            liabilities                         186,944             168,699                   576,759
                                             ----------          ----------                 ---------

Cash used in operating activities              (261,332)           (278,018)               (1,202,937)
                                             ----------          ----------                 ---------

Investment Activities:
  Deferred exploration and development
      expenditures                           (2,793,637)         (1,848,009)              (10,979,784)
  Deposits on mineral properties                 (3,500)           (250,000)                 (353,500)
  Purchase of mineral properties               (459,824)           (422,703)               (3,908,934)
  Purchase of property and equipment           (632,328)            (61,716)                 (744,661)
  Proceeds from sale of property and
   equipment                                          -                   -                     8,492
                                             ----------          ----------                ----------

Cash used in investment activities           (3,889,289)         (2,582,428)              (15,978,387)
                                             ----------          ----------                ----------
Financing Activities:
     Borrowing under long-term debt                   -           1,173,281                 3,766,502
     Payment of long-term debt                 (117,139)            (11,785)                 (849,525)
     Issuance of common stock for cash           10,060           2,023,268                10,490,099
     Share issue costs                         (123,806)           (100,726)                 (242,692)
     Issuance of special warrants                     -           9,453,437                 9,453,437
                                             ----------          ----------                 ---------

Cash provided by (used in) financing
  activities                                   (230,885)         12,537,475                22,617,821
                                             ----------          ----------                ----------

                       GOLDEN QUEEN MINING CO. LTD.
                      (a development stage company)
                  Consolidated Statements of Cash Flows
                            (U.S. dollars)

            Increase (Decrease) in Cash and Cash Equivalents

                                                                                       Cumulative Amounts
                                                                                     From Date of Inception
                                                                                       (November 21, 1985)
                                        Seven Months Ended       Year Ended                 through
                                        December 31, 1996        May 31, 1996          December 31, 1996
                                        ------------------       ------------        -----------------------

Net change in cash and cash equivalents      (4,381,506)          9,677,029                5,436,497

Cash and cash equivalents, beginning
  balance                                     9,818,003             140,974                        -
                                             ----------          ----------                ---------

Cash and cash equivalents, ending balance    $5,436,497          $9,818,003               $5,436,497
                                              =========           =========                =========

Non-cash financing and investing activities:
  Conversion of long-term debt to common
     shares                                  $        -          $  662,282               $  662,282
  Mineral property acquired through the
     issuance of long-term debt              $1,084,833          $        -               $1,084,833
  Exchange of note for future royalty
     payments                                $        -          $        -               $  150,000
  Shares for mineral property                $        -          $        -               $  280,211

Cash paid during the period for:
  Interest                                   $   88,361          $   15,903               $  349,605
  Income taxes                                        -          $        -               $        -



   See accompanying summary of accounting policies and notes to consolidated financial statements.

                        GOLDEN QUEEN MINING CO. LTD.
                       (a development stage company)
                Notes to Consolidated Financial Statements

NATURE OF BUSINESS AND PRINCIPLES OF CONSOLIDATION. Golden Queen Mining Co. Ltd. ("Golden Queen" or the "Company") is engaged in acquiring and maintaining gold mining properties for exploration, future development and production.
The Company was formed on November 21, 1985. Since its inception, the Company has been in the development stage. Planned activities involve bringing to operation a precious metals mine located in Kern County, California. These consolidated financial statements include the accounts of Golden Queen Mining Co. Ltd. ("Golden Queen") and its wholly-owned subsidiary, Golden Queen Mining Company, Inc. (the "Subsidiary").

The underlying value of the Company's mineral properties and related deferred exploration and development expenditures is dependent on the existence and economic recovery of ore reserves, confirmation of the Company's interest in the underlying mineral claims, the ability to obtain necessary financing to complete the development, and future profitable production or proceeds from the disposition thereof.

GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The consolidated financial statements are special purpose statements prepared for inclusion in the Company's annual filing with the Securities and Exchange Commission.

FISCAL-YEAR CHANGE. The Board of Directors approved a change in the Company's fiscal year end from May 31 to December 31, effective calendar year beginning January 1, 1997. A seven-month fiscal transition period from June 1, 1996 through December 31, 1996 will precede the start of the new calendar-year cycle. Fiscal years presented and referred to in these consolidated financial statements and notes thereto are on a May 31 fiscal-year basis unless otherwise noted.

CASH AND CASH EQUIVALENTS. For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation is provided by the straight-line method with a half-year convention over the estimated service lives of the respective assets, which range from 5 to 29-1/2 years.

MINERAL PROPERTIES. Mineral properties include the cost of advance minimum royalty payments, the cost of capitalized property leases, share payments, and the cost of property acquired either by cash payment or the issuance of term debt. Expenditures for exploration and development on specific proven properties are also capitalized. These costs will be amortized against subsequent revenues, or charged to operations at the time the related property is determined to have an impairment of value.

In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," management of the Company reviews the carrying value of its mineral properties on a regular basis. Estimated discounted future cash flow from the mineral properties is compared with the current carrying value. Reductions to the carrying value are recorded to the extent the net book value of the property exceeds the estimate of future discounted cash flow.

FOREIGN CURRENCY TRANSLATION. Golden Queen has adopted the United States dollar as its reporting currency for its financial statements prepared after May 21, 1996 as the United States dollar is the currency of the primary economic environment in which Golden Queen and the Subsidiary conduct business and is considered the appropriate functional currency for the Company's operations. Accordingly, the financial statements of the Company have been translated by the temporal method with translation gains and losses included in earnings. Under this method, the operations of the Company have been converted into U.S. dollars at the following rates of exchange:

      (i) Monetary assets and monetary liabilities - at a rate of exchange prevailing at the balance sheet date;
     (ii) All other assets - at a rate of exchange prevailing at the time of the transactions;
    (iii) Revenue and expenses - at the average rate of exchange prevailing during the period.

The exchange rate prevailing at both December 31, 1996 and May 31, 1996 was
1.37. The average rates of exchange during the seven month period ended December 31, 1996 and the year ended May 31, 1996 were 1.36 and 1.37, respectively.

NET LOSS PER SHARE. The net loss per common share was computed by dividing the net loss by the weighted average number of common stock shares outstanding for each period presented. Shares issuable upon exercise of outstanding stock options, warrants and convertible debentures have been excluded from the computation as their effect on net loss per share would be antidilutive.

ENVIRONMENTAL AND RECLAMATION COSTS. The Company currently has no active reclamation projects, but expenditures relating to ongoing environmental and reclamation programs would either be expensed as incurred or capitalized and depreciated depending on the status of the related mineral property and their future economic benefits. The recording of provisions generally commences when a reasonably definitive estimate of cost and remaining project life can be determined.

ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivables, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of long-term debt approximates its carrying value as the stated rates of the debt reflect recent market conditions.

RECLASSIFICATIONS. Certain amounts in the May 31, 1996 financial statements have been reclassified to conform to the 1996 presentation.

NEW PRONOUNCEMENTS. Effective June 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include property and equipment, certain identifiable intangible assets and goodwill, should be recognized and how impairment losses should be measured. The adoption of this standard did not have an impact on the Company's financial position or results of operations.

Effective June 1, 1996, the Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 establishes a new, fair value-based method of measuring stock-based compensation, but does not require an entity to adopt the new method for preparing its basic financial statements. For entities not adopting the new method for preparing basic financial statements, SFAS No. 123 requires disclosures in the footnotes of pro forma net earnings and earnings per share information as if the fair value-based method had been adopted. In accordance with the provisions of SFAS No. 123, the Company accounts for transactions with individuals other than employees in which goods or services are the consideration received for the issuance of equity instruments based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") issued by the Financial Accounting Standards Board ("FASB") is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard simplifies guidelines regarding the calculation and presentation of earnings per share. The Company does not expect adoption to have a material effect on the presentation of its results of operations.

1.   PROPERTY AND EQUIPMENT.

Property and equipment consisted of:
                                        December 31,        May 31,
                                            1996             1996

     Furniture and fixtures             $    67,320    $    51,685
     Equipment                               82,916         48,340
     Automobiles                            108,495         21,134
     Rental properties                      262,886              -
     Construction in progress               231,333              -
                                            -------        -------
                                            752,950        121,159
     Less accumulated depreciation           69,640         50,727
                                            -------        -------
     Net property and equipment         $   683,310    $    70,432
                                            =======         ======

2. MINERAL PROPERTIES. The Company has capitalized the amounts which have been paid to acquire property rights and for services rendered in the exploration, drilling, sampling, engineering and other related technical, managerial and professional services toward the evaluation and development of certain mining claims known as the Soledad Property ("Soledad"), Mojave Mining District, Kern County, California.

The Company's investment in mineral properties consisted of the following:

                                            December 31,      May 31,
                                                 1996          1996

     Deferred exploration and
      development expenditures,
      beginning of period                    $ 7,006,202    $ 5,212,878
     Costs capitalized during the year:
      Engineering                                368,160        335,284
      Geology/drilling                         1,279,775        718,895
      Permitting/environmental                   504,915        276,080
      Metallurgical testing                       31,552        202,950
      Administrative and other direct costs      609,235        260,115
     Deferred exploration and
      development expenditures,
      end of period                            9,799,839      7,006,202
     Properties                                4,941,839      3,397,182
                                              ----------     ----------
     Mineral properties                      $14,741,678    $10,403,384
                                              ==========     ==========

In January 1997, the Company acquired two additional properties adjacent to the proposed mine in separate transactions for $150,790.

3. OTHER ASSETS. On April 1, 1995, the Company acquired an option to purchase all of the issued and outstanding shares of a privately held California corporation holding an interest in a previously uncontracted tract of land located near the Soledad site. The option called for an initial non-refundable payment of $100,000 in exchange for access to the property for a period of nine months to evaluate the presence of mineral reserves. At the end of the nine month period, the Company chose to exercise its option to purchase the shares of the corporation by making the initial purchase payment of $250,000. An additional $500,000 is due under the option agreement upon the sooner of commencement of site construction or July 1, 1997. An additional $750,000 is due upon reaching sustained production or July 1, 1999 whichever comes first. The Company has no legal obligation to continue making payment and cannot perfect its rights as a shareholder of the corporation until full payment under the option is made. Upon commencement of commercial production, the Company will pay a royalty of 1% of gross smelter returns for a period of up to 60 years, not to exceed $60,000,000.

4. INCOME TAXES. At December 31, 1996 and May 31, 1996, the Company had deferred tax assets of approximately $127,000 and $301,000 principally arising from net operating carryforwards for income tax purposes, offset by development costs expended for income tax purposes but capitalized for financial reporting purposes. As management of the Company cannot determine if it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established at both December 31, 1996 and May 31, 1996.

As at December 31, 1996, the Company had net operating loss carryforwards available to reduce taxable income in future years as follows:
          Country                  Amount              Expiration Dates

     United States                 $8,450,000             2003-2011
     Canada                        $  580,000             1997-2003

The potential effect on future income taxes which may result from the application of these losses has not been reflected in these financial statements.

5.   LONG-TERM DEBT.

Long-term debt consisted of the following:

                                                                 December 31,               May 31,
                                                                    1996                     1996

Debenture convertible at the option of the holder into
  common shares at a conversion price of C$2.00 ($1.46)
  per common share.  The debenture bears interest at 9.5%,
  due March 19, 1998, unsecured                                  $1,000,000               $1,000,000

Note due to a corporation, payable in monthly installments
  of $9,275, including interest at prime plus 2% (10.25% at
  December 31, 1996) maturing September 2001, collateralized
  by mineral property.                                              850,000                        -

12% note due, payable in monthly installments of $16,659
  including interest, maturing November 1997, collateralized
  by mineral property.                                              157,783                        -

9% note due, payable in monthly installments of $600 including interest, maturing June 2006, collateralized
  by mineral property.                                               45,838                        -

10% note due to a collective group of individuals, payable in monthly installments of $1,500 including interest, maturing at the earlier of April 1999 or commencement of production,
  collateralized by mineral property.                                42,074                   49,858

Non-interest bearing note payable to an individual, due in two installments: $5,000 on July 1, 1997 and $4,000 July 1, 1999,
  secured by a grant deed, collateralized by well and related
  water rights.                                                       9,000                    9,000

10% note due to an individual, payable in monthly installments of $1,500 including interest, repaid in December 1996,
  collateralized by mineral property.                                     -                   78,143


Total long-term debt                                              2,104,695                1,137,001
Current maturities                                                  203,175                   91,771
                                                                  ---------                ---------
Long-term debt, less current maturities                          $1,901,520               $1,045,230
                                                                  =========                =========

Scheduled long-term maturities at December 31,1996 are as follows:

          Year ending December 31,                                                     Amount

          1997                                                                       $  203,175
          1998                                                                        1,047,250
          1999                                                                           51,815
          2000                                                                           38,433
          2001                                                                           42,508
          Thereafter                                                                    721,514
                                                                                      ---------
                                                                                     $2,104,695
                                                                                      =========

6. SHARE CAPITAL. On May 23, 1996 the Company issued 5,500,000 Special Warrants under a Special Warrant indenture in exchange for $9,453,473. All of the special warrants were exercised on September 10, 1996, without additional payment, for one common share and one-half of one warrant. Each full warrant issued upon exercise of the special warrants entitles its holder to purchase one common share at a price of C$2.90 ($2.13 U.S. dollars). All of the 2,750,000 warrants are outstanding at December 31, 1996 and are exercisable through November 28, 1997.

7. STOCK OPTION PLAN. Under its amended 1996 stock option plan, the Company may grant options to purchase up to 3,300,000 shares of common stock to officers, directors and employees. The exercise price for all stock options is the closing price of the Company's common shares (in Canadian dollars) as traded on the Toronto Stock Exchange on the date of grant. Options issued to directors who are not employees vest immediately. For all other options, the right to exercise vests over a two year period in equal increments on the date of grant and on each of the first two anniversaries of such date. All stock options issued and outstanding as of December 31, 1996 expire at a date determined by the Company's Board of Directors, not exceeding five years from the date of grant, or after 39 months from the date of grant if not specified.

The following is a summary of stock option activity:

                         Seven Month Period Ended         Year Ended
                            December 31, 1996            May 31, 1996
                         ------------------------     --------------------
                          Shares / Price Range        Shares / Price Range

Beginning of period      1,950,000 / $0.40-2.18      935,000 / $0.39-1.10
Options granted            325,000 / $1.69-1.9     1,435,000 / $0.99-2.18
Options exercised         (18,000) / $0.56         (420,000) / $0.39-1.07
End of period            2,257,000 / $0.40-2.18    1,950,000 / $0.40-2.18
Options exercisable      1,560,332 / $0.40-2.18    1,210,000 / $0.40-2.18

The following table summarizes information about fixed-price stock options outstanding at December 31, 1996:




                                     Options Outstanding                Options Exercisable
                                   ------------------------           ------------------------
                                   Weighted-      Weighted-                          Weighted-
                                    Average       Average                            Average
     Range of           Number     Contractual    Exercise              Number       Exercise
      Prices         Outstanding     Life           Price             Exercisable     Price
     -----------------------------------------------------------------------------------------

     $0.40 - .44      220,000         2.5          0.41                 220,000       0.41
      0.56             12,000         2.2          0.56                  12,000       0.56
      0.99            750,000         3.9          0.99                 523,333       0.99
      1.07 - 1.11     850,000         3.7          1.10                 630,000       1.10
      1.69 - 1.79     240,000         4.7          1.77                 113,333       1.75
      1.94             85,000         3.2          1.94                  28,333       1.94
      2.18            100,000         4.4          2.18                  33,333       2.18
     -----------------------------------------------------------------------------------------
     $0.40 - 2.18   2,257,000         3.8          1.15               1,560,332       1.05


Subsequent to December 31, 1996, additional stock options were granted for the purchase of up to 130,000 common shares at C$2.70 ($2.01 U.S. dollars) per share exercisable to January 29, 2002.

The Company accounts for stock-based compensation plans by applying APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options approximates the market price of the underlying stock at the date of grant, no compensation cost is recognized.

FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123) requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: no dividend yield for each year; expected volatility of 40 percent; and risk-free interest rates of 5.0 percent.

Under the accounting provisions of FAS 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                              Seven Month Period Ended       Year Ended
                                  December 31, 1996         May 31, 1996
     Net loss:
       As reported                 $(348,948)               $(426,380)
       Pro forma                    (420,348)                (440,880)

     Loss per share:
       As reported                     (0.02)                   (0.03)
       Pro forma                       (0.02)                   (0.03)

8. RELATED PARTY TRANSACTIONS. During the fiscal year ending May 31, 1996, transactions with related parties consisted of consulting fees paid to a director and an affiliate of a director of $138,996 and office and administrative costs paid to the same director of $3,745. Also, until March 1996, office space and secretarial services were provided to the Company at no cost by a company related through common directors.

Notes payable and accrued interest due to related parties were repaid during the year ended May 31, 1996 by the issue of common shares (Notes 5 and 6).

9. COMMITMENTS AND CONTINGENCIES. The Company's investment in mineral properties includes an exclusive lease to explore, develop and mine the Soledad site. The lease is for a minimum twenty year period, continuing on as long as the property remains in production subject to processing a minimum of 12,000 tons of ore per year. The lease is also subject to production royalties of 3% to 7.5% of net smelter returns depending on the quality of ore eventually extracted. All advance minimum royalties paid, amounting to $100,000 per year, are applied against any future production royalties.

The Company has agreed to issue 100,000 common shares upon commencement of commercial production in connection with certain property acquisitions.

The Company has entered into various exploration right, lease option and property acquisition agreements on the above claims. The lease agreements have various terms and require annual payments of approximately $275,000. All are subject to a sliding scale royalty on net smelter returns beginning at 3%.

During the year ended May 31, 1996 the Company entered into employment contracts with three of its executive officers. The agreements provide for the payment of salary and bonus, the granting of options, and certain employee benefits. The agreements also contain provisions for lump-sum payments based on the employee's salary upon termination for reasons other than for cause, up to an aggregate amount of $700,000.

On September 19, 1994 the Company entered into a mining lease agreement granting exclusive exploration and development rights on property adjacent to claims previously described. The term of the agreement is for 20 years and consideration included a cash payment of $30,000 and annual minimum lease payments of $10,000.

On November 8, 1995, the Company signed an option to purchase certain mining claims and millsites for a total purchase price of $65,000. $13,000 has been paid and a note payable for $52,000 at 10% interest with monthly payments of $1,500 is outstanding. All principal will be due in three years or at the start of production, whichever occurs first. The Company will pay a 3% net smelter return royalty not to exceed $500,000.

On December 30, 1994, the Company signed an amendment to a September 25, 1989 agreement of purchase for certain leasehold interests and unpatented claims. Under the terms of the amendment, the outstanding balance on the $150,000 note was canceled and production royalty granted on all products produced from the property up to a maximum payment of $300,000 plus simple interest. The outstanding balance on the canceled note was credited to mineral properties.

10. FINANCIAL RESULTS FOR THE SEVEN MONTH PERIOD ENDED DECEMBER 31, 1995 (UNAUDITED). During the seven month period ended December 31, 1995, the Company had no revenue and a net loss of approximately $201,000 or $.01 per share.

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN QUEEN MINING CO. LTD.

By:   /s/ Steven W. Banning
     ------------------------------
      its President

     Date: May 26, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Gordon C. Gutrath
     ------------------------------
      a Director

     Date: May 26, 1997

By:  /s/ Jerrold W. Schramm
     ------------------------------
      a Director

     Date: May 26, 1997

By:  /s/ Edward G. Thompson
     ------------------------------
      a Director

     Date: May 26, 1997

By:  /s/ Chester Shynkaryk
     ------------------------------
      a Director

     Date: May 26, 1997

By:  /s/ Christopher M.T. Thompson
     ------------------------------
      a Director

     Date: May 26, 1997

By:  /s/ Bernard F. Goodson
     ------------------------------
      its Principal Financial
      and Accounting Officer

     Date: May 26, 1997