Form 10QSB
period 1997-06-30
GOLDEN QUEEN MINING CO LTD
filed 1997-08-07
CIK 1025362

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1997

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of outstanding shares of the issuer's common stock at June 30, 1997 was 22,208,400 shares.

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                        GOLDEN QUEEN MINING CO. LTD.
            QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY
                       PERIOD ENDED JUNE 30, 1997

                            TABLE OF CONTENTS


SAFE HARBOR STATEMENT
                                                                 Page
PART I

     Item 1:  Consolidated Financial Statements                    1

     Item 2:  Management's Discussion and Analysis or Plan
               of Operation                                        9


PART II

     Item 1:  Legal Proceedings                                   11

     Item 2:  Changes in Securities                               11

     Item 3:  Defaults Upon Senior Securities                     11

     Item 4:  Submission of Matters to a Vote of
               Security Holders                                   11

     Item 5:  Other Information                                   11

     Item 6:  Exhibits and Reports on Form 8-K                    12


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

The Company does not have a commitment for bank financing or for the underwriting of additional shares of its common stock, and is not a party to any agreement or arrangement providing for the joint development of the Soledad Mountain Project. Whether and to what extent such financing can be obtained will depend on a number of factors, not the least of which is the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of June 30, 1997, world gold prices were approximately $335 per ounce, a reduction of approximately 15% from prices at the end of 1996. If gold prices do not strengthen, it may not be economical for the Company to place the Soledad Mountain Project into production.

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

                       GOLDEN QUEEN MINING CO. LTD.
                      (a development stage company)
                       Consolidated Balance Sheets
                             (U.S. dollars)

                                   June 30, 1997       December 31, 1996
(U.S. Dollars)                      (unaudited)            (audited)
--------------                     ------------        -----------------

Assets

Current Assets
     Cash and cash equivalents     $  4,639,956         $   5,436,497
     Accounts receivable                 15,956               133,164
     Prepaid expenses and other
       current assets                    78,694                55,603
                                    -----------          ------------
Total current assets                  4,734,606             5,625,264

Properties and equipment, net         1,196,958               683,310
Mineral properties                    5,296,931             4,941,839
Deferred exploration and development 14,674,430             9,799,839
Other assets                            353,500               353,500
                                    -----------           -----------
Total assets                       $ 26,256,425          $ 21,403,752
                                    ===========           ===========

Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable                 $    496,800          $    507,713
  Accrued liabilities                    66,235                69,046
  Current maturities of
     long-term debt                   1,126,339               203,175
                                    -----------           -----------
Total current liabilities             1,689,374               779,934
Long-term debt,
  less current maturities               876,742             1,901,520
                                    -----------           -----------
Total liabilities                     2,566,116             2,681,454
                                    ===========           ===========

Shareholders' Equity

  Preferred shares, without par,
  3,000,000 shares authorized;
  0 shares outstanding                        0                     0
  Common shares, without par,
  100,000,000 shares authorized;
  22,208,400 and 22,051,400 shares
  issued (Note 2)                    26,342,268            20,886,029
  Deficit accumulated during
   the development stage             (2,651,959)           (2,163,731)
                                    -----------           -----------
Total shareholders' equity           23,690,309            18,722,298
                                    -----------           -----------
Liabilities and
  shareholders' equity             $ 26,256,425          $ 21,403,752
                                    ===========           ===========

                     GOLDEN QUEEN MINING CO. LTD.
                    (a development stage company)
                   Consolidated Statements of Loss
                             (Unaudited)


                                                                                Cumulative Amounts
                         Three Month Period Ended      Six Month Period Ended   From Date of Inception
                         June 30,       May 31,        June 30,       May 31,   (November 21, 1985)
(U.S. Dollars)             1997          1996            1997          1996     through June 30, 1997
--------------           ------------------------      ----------------------   ----------------------

General & admin-
 istration expenses      $  336,835     $  263,413     $  503,956     $  375,049     $ 2,645,813
Interest expense             24,014         20,980         47,764         21,055         254,346
Interest income             (36,200)       (16,861)       (91,176)       (28,515)       (802,196)
Other expense                 1,923          5,371          2,376          5,371           8,745
Write-off of mineral
 properties                       0              0              0              0         277,251
                         -----------------------------------------------------------------------------

Net loss                 $  326,572     $  272,903     $  462,920     $  372,960     $ 2,383,959
                         =============================================================================

Net loss per share       $     0.01     $     0.02     $     0.02     $     0.02             N/A
                         -----------------------------------------------------------------------------

Weighted average shares
 outstanding             22,208,400     16,516,280     22,198,468     16,384,193             N/A



                      GOLDEN QUEEN MINING CO. LTD.
                     (a development stage company)
                 Consolidated Statements of Cash Flows
                             (Unaudited)

                                                                                  Cumulative Amounts
                                                                                From Date of Inception
                                                                                  (November 21, 1985)
                                             Six Month Period Ended                     through
(U.S. Dollars)                          June 30, 1997        May 31, 1996            June 30, 1997
--------------                     -------------       --------------      ----------------------
OPERATING ACTIVITIES:
 Net loss                               $ (462,920)         $ (372,960)              $ (2,383,959)
 Adjustments to reconcile net loss to
  cash used in operating activities:
 Write-off of mineral properties                 0                   0                    277,251
  Amortization and depreciation             30,578              15,618                     72,488
  Loss on disposition of property
   and equipment                                 0               4,621                     10,949
 Changes in assets and liabilities:
  Accounts receivable                      117,208              (4,323)                   (15,956)
  Prepaid expenses and other
   current assets                          (23,091)            (47,856)                   (78,694)
  Accounts payable and accrued
   liabilities                             (13,724)            137,574                    563,035
                                        --------------------------------------------------------------
Cash used in operating activities         (351,949)           (267,326)                (1,554,886)
                                        --------------------------------------------------------------
FINANCING ACTIVITIES:
 Borrowing under long-term debt                  0           1,154,962                  2,681,669
 Payment of long-term debt                (101,614)             (7,109)                  (951,139)
 Issuance of common shares for cash        157,050             244,677                 10,647,149
 Share issue costs                         (25,308)           (100,726)                  (268,000)
 Issuance of special warrants            5,299,189           9,453,437                 14,752,626
                                        --------------------------------------------------------------
Cash provided by financing activities    5,329,317          10,745,241                 26,862,305
                                        --------------------------------------------------------------
INVESTING ACTIVITIES:
 Deferred exploration and
  development expenditures              (4,874,591)           (994,948)               (15,833,618)
 Deposits on mineral properties                  0            (250,000)                  (353,500)
 Purchase of mineral properties           (355,092)           (314,779)                (3,199,950)
 Purchase of property and equipment       (544,226)            (51,017)                (1,288,887)
 Proceeds from sale of assets                    0                   0                      8,492
                                        --------------------------------------------------------------
Cash used in investing activities       (5,773,909)         (1,610,744)               (20,667,463)
                                        --------------------------------------------------------------
NET CHANGE IN CASH AND CASH
 EQUIVALENTS                              (796,541)          8,867,171                  4,639,956
CASH AND CASH EQUIVALENTS,
 beginning balance                       5,436,497             950,832                          0
                                        --------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
 ending balance                         $4,639,956          $9,818,003               $  4,639,956
                                        ==============================================================


SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
 Cash paid for:
  Interest                              $   93,952          $    4,891               $    392,899
  Income Taxes                                   0                   0                          0

NON-CASH FINANCING AND INVESTING
 ACTIVITIES:
 Exchange of notes for common shares             0                   0               $    682,282
 Exchange of note for future royalty
  payments                                       0                   0               $    150,000
 Shares for mineral property                     0                   0               $    280,211




















       [The balance of this page has been intentionally left blank.]

                      GOLDEN QUEEN MINING CO. LTD.
                     (a development stage company)
         Consolidated Statements of Changes in Shareholders' Equity
                            (U.S. Dollars)


From the Date of Inception
    (November 21, 1985)                   Common Shares               Accumulated
   Through June 30, 1997            Shares               Amount         Deficit              Total
-----------------------------------------------------------------------------------------------------
November 21, 1985
Issuance of shares for cash        1,425,001           $  141,313     $                   $  141,313
Loss for the year                                                       (15,032)             (15,032)
                                   ------------------------------------------------------------------
Balance, May 31, 1986              1,425,001              141,313       (15,032)             126,281

Issuance of shares
  for cash                           550,000              256,971                            256,971
  for property                        25,000               13,742                             13,742
Loss for the year                                                       (58,907)             (58,907)
                                   ------------------------------------------------------------------
Balance, May 31, 1987              2,000,001              412,026       (73,939)             338,087

Issuance of shares - for cash      1,858,748            1,753,413                          1,753,413
Earnings for the year                                                    38,739               38,739
                                   ------------------------------------------------------------------
Balance, May 31, 1988              3,858,749            2,165,439       (35,200)           2,130,239

Issuance of shares
  for cash                         1,328,750            1,814,133                          1,814,133
  for property                       100,000              227,819                            227,819
Loss for the year                                                      (202,160)            (202,160)
                                   ------------------------------------------------------------------
Balance, May 31, 1989              5,287,499            4,207,391      (237,360)           3,970,031

Issuance of shares
  for cash                         1,769,767            2,771,815                          2,771,815
  for property                         8,875               14,855                             14,855
Loss for the year                                                      (115,966)            (115,966)
                                   ------------------------------------------------------------------
Balance, May 31, 1990              7,066,141            6,994,061      (353,326)           6,640,735

Earnings for the year                                                    28,706               28,706
                                   ------------------------------------------------------------------
Balance, May 31, 1991              7,066,141            6,994,061      (324,620)           6,669,441

Loss for the year                                                      (157,931)            (157,931)
                                   ------------------------------------------------------------------
Balance, May 31, 1992              7,066,141            6,994,061      (482,551)           6,511,510

Loss for the year                                                      (285,391)            (285,391)
                                   ------------------------------------------------------------------
Balance, May 31, 1993              7,066,141            6,994,061      (767,942)           6,226,119

Issuance of shares
  for cash                         5,834,491            1,536,260                          1,536,260
  for property                       128,493               23,795                             23,795
Loss for the year                                                      (158,193)            (158,193)
Share issue costs                                                       (18,160)            ( 18,160)
                                   ------------------------------------------------------------------
Balance, May 31, 1994             13,029,125            8,554,116      (944,295)           7,609,821


                       GOLDEN QUEEN MINING CO. LTD.
                       (a development stage company)
         Consolidated Statements of Changes in Shareholders' Equity
                             (U.S. Dollars)
                               (Continued)


From the Date of Inception
   (November 21, 1985)                    Common Shares               Accumulated
  Through June 30, 1997             Shares               Amount         Deficit              Total
-----------------------------------------------------------------------------------------------------

Issuance of shares
 for cash                             648,900
 for property                                              182,866                            182,866
Loss for the year                                                        (219,576)           (219,576)
                                   ------------------------------------------------------------------
Balance, May 31, 1995              13,678,025          $ 8,736,982    $(1,163,871)        $ 7,573,111

Issuance of common shares
 for cash                           2,349,160            2,023,268              0           2,023,268
Issuance of common shares
 for debt                             506,215              662,282              0             662,282
Issuance of 5,500,000
 special warrants                           0            9,453,437              0           9,453,437
Special warrants issue cost                 0                    0       (100,726)           (100,726)
Net loss for the year                       0                    0       (426,380)           (426,380)
                                   ------------------------------------------------------------------
Balance, May 31, 1996              16,533,400           20,875,969     (1,690,977)         19,184,992

Issuance of common shares
 for cash                              18,000               10,060              0              10,060
Issuance of common shares
 for special warrants               5,500,000                    0              0                   0
Special warrants issue cost                 0                    0       (123,806)           (123,806)
Net loss for the period                     0                    0       (348,948)           (348,948)
                                   ------------------------------------------------------------------
Balance, December 31, 1996         22,051,400           20,886,029     (2,163,731)         18,722,298

Issuance of common shares
 for cash                             157,000              157,050              0             157,050
Issuance of 3,500,000
 special warrants                           0            5,299,189                          5,299,189
Special warrant issue cost                  0                             (25,308)            (25,308)
Net loss for the period                     0                    0       (462,920)           (462,920)
                                   ------------------------------------------------------------------
Balance, June 30, 1997             22,208,400          $26,342,268    $(2,651,959)        $23,690,309


                      GOLDEN QUEEN MINING CO. LTD.
                     (a development stage company)
              Notes to Consolidated Financial Statements
                             (Unaudited)


Note 1:  Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 1996 annual report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

During 1996, the Company elected to change its fiscal year end from May 31 to December 31. Financial information presented in this Form 10-QSB for the preceding fiscal year is for the six month period ended May 31, 1996. In order to maintain consistency of financial information contained in regulatory filings in both Canada and the United States, management of the Company has elected not to recast its operations from the preceding fiscal year to parallel the 1997 quarterly results. Management of the Company believes there are no seasonal or other factors which would affect the comparability of this information.

Note 2:   Share Capital

The Company issued 3,500,000 special warrants under a special warrant indenture dated as of May 29, 1997, at the price of C$2.20 (US$1.59). Each special warrant is exercisable, without additional payment, for one share of common stock of the Company, at any time prior to 4:00 p.m. (Vancouver, British Columbia time) at the Time of Expiry, which is defined in the special warrant indenture to be the earlier of (i) the sixth business day after receipts have been issued by the securities regulatory authorities of the Provinces of British Columbia and Ontario (the "Designated Provinces") for the final version of a prospectus filed by the Company in such provinces and (ii) May 28, 1998. In addition, if receipts for the final version of the prospectus have not been issued by the Designated Provinces by August 27, 1997, each special warrant will be exercisable for 1.035 shares of common stock. Securities regulatory authorities of the special warrants are also subject to customary anti-dilution provisions set out in the special warrant indenture. Any special warrants that have not been exercised immediately prior to the Time of Expiry will be deemed to be exercised, without any further action on behalf of the holders thereof, immediately prior to the Time of Expiry.

Through this placement of special warrants, the Company raised gross proceeds of C$7,700,000 (US$5,570,000). The net proceeds of the offering will be used to fund the ongoing capital expenditures at the Soledad Mountain Project and for general corporate purposes.

The special warrants were issued (and the shares of common stock issuable upon their exercise will be issued) primarily to Canadian investors, in reliance on Regulation S adopted under the Securities Act of 1933, as amended (the "Securities Act"). The issuance of the special warrants to several United States investors was made in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2).

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

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED MAY 31,
1996

General and administrative expenses increased to $337,000 for the three months ended June 30, 1997, from $263,000 for the three month period ended May 31, 1996. The increase is primarily due to costs associated with professional fees and printing. Interest income increased to $36,000 for the three months ended March 31, 1997, from $17,000 for the three months ended May 31, 1996, primarily as a result of an increase in the average balance of invested funds. As a result of the foregoing factors, the Company incurred a net loss of $327,000 for the three months ended June 30, 1997, versus a net loss of $273,000 for the three month period ended May 31, 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED MAY 31, 1996

General and administrative expenses increased to $504,000 for the six months ended June 30, 1997, from $375,000 for the six months ended May 31, 1996. The increase is primarily due to additional management staffing added during 1996 and expenditures for professional fees and printing.

Interest increased to $48,000 for the six month period ended June 30, 1997, from $21,000 for the six month period ended May 31, 1996, as a result of borrowing made in late March, 1996. Interest increased to $91,000 for the six months ended June 30, 1997, from $28,000 for the six months ended May 31, 1996, primarily as a result of a significant increase in the average balance of invested funds. As a result of the foregoing factors, the Company incurred a net loss of $463,000 for the six months ended June 30, 1997, versus a net loss of $373,000 for the six month period ended May 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES.

The Company acquired the Soledad Mountain Project in 1986 and since then has been engaged in solidifying its land position and conducting several drilling and sampling programs in order to delineate ore reserves on the project. The Company continues to focus its attention on exploring and developing the project, with a view toward commencing production in the second half of 1998. During the six months ended June 30, 1997, the Company expended approximately $5,774,000 on the Soledad Mountain Project. On a cumulative basis since inception, the Company has expended approximately $20, 667,000 on the project.

As of June 30, 1997, the Company held approximately $4,640,000 in cash and $3,045,000 in working capital. Based upon currently available information, the Company estimates that it will need approximately $47,800,000 to begin production at the Soledad Mountain Project. This financing is expected to be derived from additional sales of common stock and from bank borrowings. Alternatively, the Company may determine that it is in the best interests of its shareholders to enter into a joint development or similar arrangement with another mining company to develop the Soledad Mountain Project.

As is disclosed in note 2 to the financial statements accompanying this report, and in Item 5 of this report, the Company issued 3,500,000 special warrants under a special warrant indenture dated as of May 29, 1997 at the price of C$2.20 (US$1.59). Through this placement of special warrants, the Company raised proceeds of C$7,700,000 (US$5,570,000). The proceeds of the offering will be used to fund the ongoing capital expenditures at the Soledad Mountain Project and for general corporate purposes.

The Company does not have any commitment for bank financing or for the underwriting of additional shares of its common stock, and is not a party to any agreement or arrangement providing for the joint development of the Soledad Mountain Project. Whether and to what extent additional or alternative financing options are pursued by the Company will depend on a number of important factors, including: the results of further development activities at the Soledad Mountain Project, management's assessment of the financial markets, the overall capital requirements for development of the project, and the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of June 30, 1997, world gold prices were approximately $335 per ounce, a reduction of approximately 15% from prices at the end of 1996. If gold prices do not strengthen, it may not be economical for the Company to place the Soledad Mountain Project into production.

PLAN OF OPERATIONS.

The Company has substantially completed its exploration of the Soledad Mountain Project and intends to develop the project as an open pit gold and silver mining and cyanide heap leach recovery operation. The Company's plans include the construction of facilities, mining by open pit methods and processing precious metals ores at a rate of up to 5.4 million tonnes (6 million tons) per year for at least seven years. This will be followed by heap detoxification and reclamation of the project site. The Company expects to begin producing gold and silver from the project in the second half of 1998.

The Company is presently updating the Soledad Mountain Project feasibility study to reflect an ore mining and processing rate of 5.4 million tonnes per year. This 50% increase in planned production is expected to result in lower operating cost than the previous study. A slight increase in the capital estimate is projected.

The previous bankable feasibility study was completed in January 1997, for a 3.6 million ore tonnes per year facility. The total capital cost of the Project was estimated to be $59,500,000, consisting of an initial capital component and a future component covering deferred and replacement capital, including reclamation. Initial capital costs required to put the project into production are estimated to be $47,800,000. This estimate was based on a 12-month construction period starting immediately after permits are received. The estimate included purchases of all equipment and facilities, including mobile equipment. Deferred and replacement capital costs required to complete all facilities to accommodate life-of-mine ore production were estimated to be $11,700,000, including continuation of land acquisition payments, leach pad additions, equipment replacement and/or major overhauls and heap rinse down. Reclamation occurring during mine operation will be carried as an operating expense.

Based on a stripping ratio of 2.49 to 1, the Company estimates total operating costs of $5.92 per tonne ($5.36 per ton) of ore processed, comprised of mining costs of $2.79 per tonne ($2.53 per ton), processing costs of $2.59 per tonne ($2.34 per ton) and general and administrative costs of $0.55 per tonne ($0.50 per ton). The feasibility report prepared for the Company by Pincock, Allen & Holt described below concludes that these proposed operating costs were estimated in accordance with industry practice. The Company estimates that 94,300 ounces per year of gold equivalent could be produced at a direct cash cost of $223 per ounce and a total operating cost, including royalties and local taxes, of $245 per ounce. Total production cost, including capital but excluding sunk cost, was estimated at $334 per ounce of gold equivalent.

Approximately 25,000 meters of drilling was completed during the past 12 months which doubled the proven and probable ore reserve to 1.64 million ounces. This reserve and accompanying mining schedule has become the basis for the updated feasibility study. Proven and probable reserves, as prepared by Mine Reserves Associates of Denver, Colorado are as follows:

                              RESERVE TABLE
                                                             Mineralized
                                                               Material
Gold Price (U.S.)                  $350           $375         Inventory
-------------------------------------------------------------------------

Tonnes (millions)                   31.6          55.1          100.6
Grade Au (g/t)                      0.86          0.79           0.69
Grade Ag (g/t)                     13.30         11.48          10.97
Grade Au Equivalent (g/t)           1.00          0.93           0.79
Total Ounces Au Equivalent     1,012,000     1,643,000      2,554,000
Cut-Off Grade (Au Equivalent)       0.41          0.34           0.27
Strip Ratio                        2.1:1        3.25:1            N/A

The Company is adequately funded, with $4.6 million in cash, to complete the feasibility study and maintain all other commitments through the end of the year.

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
                                              =========

The Company has expended approximately $371,000 on the current bankable feasibility study being prepared by Bateman Engineering, Inc. of Denver, Colorado, which is scheduled for completion in the fourth quarter of 1997. This expenditure is necessary for the development of the planned operations for the Soledad Mountain Project of 5.4 million tonnes per year, with a gold equivalent production target of 130,000 to 150,000 ounces per year. The new bankable feasibility study will also be used for project financing and basic engineering design purposes.



        [The balance of this page has been intentionally left blank.]

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

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's shareholders during the second quarter of 1997.

Item 5.  OTHER INFORMATION.

The Company issued 3,500,000 special warrants under a special warrant indenture dated as of May 29, 1997, at the price of C$2.20 (US$1.59). Each special warrant is exercisable, without additional payment, for one share of common stock of the Company, at any time prior to 4:00 p.m. (Vancouver, British Columbia time) at the Time of Expiry, which is defined in the special warrant indenture to be the earlier of (i) the sixth business day after receipts have been issued by the securities regulatory authorities of the provinces of British Columbia and Ontario (the "Designated Provinces") for the final version of a prospectus filed by the Company in such provinces and (ii) May 28, 1998. In addition, if receipts for the final version of the prospectus have not been issued by the securities regulatory authorities of the Designated Provinces by August 27, 1997, each special warrant will be exercisable for 1.035 shares of common stock. The special warrants are also subject to customary anti-dilution provisions set out in the special warrant indenture. Any special warrants that have not been exercised immediately prior to the Time of Expiry will be deemed to be exercised, without any further action on behalf of the holders thereof, immediately prior to the Time of Expiry.

Through this placement of special warrants, the Company raised proceeds of C$7,700,000 (US$5,570,000). The proceeds of the offering will be used to fund the ongoing capital expenditures at the Soledad Mountain Project and for general corporate purposes.

The special warrants were issued (and the shares of common stock issuable upon their exercise will be issued) primarily to Canadian investors, in reliance on Regulation S adopted under the Securities Act of 1933, as amended (the "Securities Act"). The issuance of the special warrants to several United States investors was made in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2).

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS. A financial data schedule is filed as exhibit no. 27 to this report. No other exhibits are filed as part of this report.

FORM 8-K REPORTS. The Company filed no reports on Form 8-K during the second quarter of 1997.

                               SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         GOLDEN QUEEN MINING CO. LTD.

                          By:  /s/ Bernard F. Goodson
                               -----------------------------------
                               its Vice President of Administration
                               and Controller

                               August 8, 1997