Form 10QSB
period 1997-09-30
GOLDEN QUEEN MINING CO LTD
filed 1997-11-13
CIK 1025362

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1997
                                   OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of outstanding shares of the issuer's common stock at September 30, 1997 was 25,708,400 shares.

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                       GOLDEN QUEEN MINING CO. LTD.
          QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY
                    PERIOD ENDED SEPTEMBER 30, 1997

                           TABLE OF CONTENTS


SAFE HARBOR STATEMENT
                                                                      Page
PART I

     Item 1:  Consolidated Financial Statements                        1

     Item 2:  Management's Discussion and Analysis or
               Plan of Operation                                       9


PART II

     Item 1:  Legal Proceedings                                       12

     Item 2:  Changes in Securities                                   12

     Item 3:  Defaults Upon Senior Securities                         12

     Item 4:  Submission of Matters to a Vote of Security Holders     12

     Item 5:  Other Information                                       12

     Item 6:  Exhibits and Reports on Form 8-K                        12


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

No assurance can be given that the Soledad Mountain Project will be placed into production. Based upon currently available information, the Company estimates that it will need up to $65,000,000 to begin production, which may come from additional sales of common stock and from bank borrowings or other means. Alternatively, the Company may determine that it is in the best interests of its shareholders to enter into a joint development or similar arrangement with another mining company to develop the Soledad Mountain Project.

The Company does not have a commitment for bank financing or for the underwriting of additional shares of its common stock, and is not a party to any agreement or arrangement providing for the joint development of the Soledad Mountain Project. Whether and to what extent such financing can be obtained will depend on a number of factors, not the least of which is the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of September 30, 1997, world gold prices were approximately $332 per ounce, a reduction of approximately 16% from prices at the end of 1996. Also, on November 6, 1997, the world gold prices were approximately $312 per ounce, a reduction of approximately 21% from prices at the end of 1996. If gold prices do not strengthen, it may not be economical for the Company to place the Soledad Mountain Project into production.

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

                       GOLDEN QUEEN MINING CO. LTD.
                      (a development stage company)
                       Consolidated Balance Sheets

                                September 30, 1997     December 31, 1996
(U.S. Dollars)                      (unaudited)            (audited)
--------------                  ------------------     -----------------

Assets

Current Assets
  Cash and cash equivalents   $    2,274,739           $    5,436,497
     Accounts receivable              21,119                  133,164
     Prepaid expenses and
       other current assets          107,954                   55,603
                                   ---------                ---------
Total current assets               2,403,812                5,625,264

Properties and equipment, net      1,182,729                  683,310
Mineral properties                 5,314,667                4,941,839
Deferred exploration
  and development                 15,722,949                9,799,839
Other assets                         856,622                  353,500
                                  ----------                ---------
Total assets                  $   25,480,779           $   21,403,752
                                  ==========               ==========

Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable            $      219,598           $      507,713
  Accrued liabilities                 53,204                   69,046
  Current maturities of
    long-term debt                 1,075,481                  203,175
                                   ---------                ---------
Total current liabilities          1,348,283                  779,934

Long-term debt,
  less current maturities            869,076                1,901,520
                                   ---------                ---------
Total liabilities                  2,217,359                2,681,454
                                   ---------                ---------
Shareholders' Equity

  Preferred shares, without par,
  3,000,000 shares authorized;
  0 shares outstanding                     -                        -
  Common shares, without par,
  100,000,000 shares authorized;
  25,708,400 and 22,051,400 shares
  issued (Note 2)                 26,412,468               20,886,029
  Deficit accumulated during the
  development stage               (3,149,048)              (2,163,731)
                                  ----------               ----------
Total shareholders' equity        23,263,420               18,722,298
                                  ----------               ----------
Liabilities and
 shareholders' equity         $   25,480,779           $   21,403,752
                                  ==========               ==========

                     GOLDEN QUEEN MINING CO. LTD.
                    (a development stage company)
                   Consolidated Statements of Loss
                             (Unaudited)
                           (U.S. Dollars)

                                                                                Cumulative Amounts
                                                                                From Date of Inception
                    Nine Month Period Ended       Nine Month Period Ended       (November 21, 1985)
                    September 30, August 31,      September 30, August 31,      through September 30,
                     1997          1996            1997          1996                   1997
                    ------------------------      ----------------------        ----------------------

General and
administrative
 expenses           $   364,348    $   208,834    $   906,035    $   583,883    $ 3,047,892
Interest expense         24,278         24,278         72,042         45,333        278,624
Interest income         (43,887)      (126,375)       (13,506)      (154,890)      (846,081)
Other expense             5,763              -          8,139          5,371         14,508
Write-off of mineral
 properties                   -              -              -              -        277,251
                     ----------     ----------     ----------     ----------     ----------
Net loss            $   350,502    $   106,737    $   851,155    $   479,697    $ 2,772,194
                     ==========     ==========     ==========     ==========     ==========

Net loss per share         0.02           0.01           0.04           0.03         N/A
                     ----------     ----------     ----------     ----------     ----------
Weighted average
 shares
 outstanding         23,159,487     16,533,824     22,522,902     16,449,324         N/A



                      GOLDEN QUEEN MINING CO. LTD.
                     (a development stage company)
         Consolidated Statements of Changes in Shareholders' Equity
                            (U.S. Dollars)


From the Date of Inception
   (November 21, 1985)                          Common Shares              Accumulated
Through September 30, 1997               Shares               Amount         Deficit              Total
-------------------------------------------------------------------------------------------------------
November 21, 1985
Issuance of shares for cash        1,425,001           $    141,313   $                   $    141,313
Loss for the year                                                         (15,032)             (15,032)
                                   -------------------------------------------------------------------
Balance, May 31, 1986              1,425,001                141,313       (15,032)             126,281

Issuance of shares
  for cash                           550,000                256,971                            256,971
  for property                        25,000                 13,742                             13,742
Loss for the year                                                         (58,907)             (58,907)
                                   -------------------------------------------------------------------
Balance, May 31, 1987              2,000,001                412,026       (73,939)             338,087

Issuance of shares - for cash      1,858,748              1,753,413                          1,753,413
Earnings for the year                                                      38,739               38,739
                                   -------------------------------------------------------------------
Balance, May 31, 1988              3,858,749              2,165,439       (35,200)           2,130,239

Issuance of shares
  for cash                         1,328,750              1,814,133                          1,814,133
  for property                       100,000                227,819                            227,819
Loss for the year                                                        (202,160)            (202,160)
                                   -------------------------------------------------------------------
Balance, May 31, 1989              5,287,499              4,207,391      (237,360)           3,970,031

Issuance of shares
  for cash                         1,769,767              2,771,815                          2,771,815
  for property                         8,875                 14,855                             14,855
Loss for the year                                                        (115,966)            (115,966)
                                   -------------------------------------------------------------------
Balance, May 31, 1990              7,066,141              6,994,061      (353,326)           6,640,735

Earnings for the year                                                      28,706               28,706
                                   -------------------------------------------------------------------
Balance, May 31, 1991              7,066,141              6,994,061      (324,620)           6,669,441

Loss for the year                                                        (157,931)            (157,931)
                                   -------------------------------------------------------------------
Balance, May 31, 1992              7,066,141              6,994,061      (482,551)           6,511,510

Loss for the year                                                        (285,391)            (285,391)
                                   -------------------------------------------------------------------
Balance, May 31, 1993              7,066,141              6,994,061      (767,942)           6,226,119

Issuance of shares
  for cash                         5,834,491              1,536,260                          1,536,260
  for property                       128,493                 23,795                             23,795
Loss for the year                                                        (158,193)            (158,193)
Share issue costs                                                         (18,160)            ( 18,160)
                                   -------------------------------------------------------------------
Balance, May 31, 1994              13,029,125             8,554,116      (944,295)           7,609,821


                       GOLDEN QUEEN MINING CO. LTD.
                       (a development stage company)
         Consolidated Statements of Changes in Shareholders' Equity
                             (U.S. Dollars)
                               (Continued)


From the Date of Inception
   (November 21, 1985)                    Common Shares               Accumulated
Through September 30, 1997         Shares              Amount           Deficit              Total
-----------------------------------------------------------------------------------------------------

Issuance of shares
 for cash                          648,900
 for property                                              182,866                            182,866
Loss for the year                                                        (219,576)           (219,576)
                                   ------------------------------------------------------------------
Balance, May 31, 1995              13,678,025          $ 8,736,982    $ (1,163,871)       $ 7,573,111

Issuance of common shares
 for cash                           2,349,160            2,023,268               -          2,023,268
Issuance of common shares
 for debt                             506,215              662,282               -            662,282
Issuance of 5,500,000
 special warrants                           -            9,453,437               -          9,453,437
Special warrants issue cost                 -                    -        (100,726)          (100,726)
Net loss for the year                       -                    -        (426,380)          (426,380)
                                   ------------------------------------------------------------------
Balance, May 31, 1996              16,533,400           20,875,969      (1,690,977)        19,184,992

Issuance of common shares
 for cash                              18,000               10,060               -             10,060
Issuance of common shares
 for special warrants               5,500,000                    -               -                  -
Special warrants issue cost                 -                    -        (123,806)          (123,806)
Net loss for the period                     -                    -        (348,948)          (348,948)
                                   ------------------------------------------------------------------
Balance, December 31, 1996         22,051,400           20,886,029      (2,163,731)        18,722,298

Issuance of common shares
 for cash                             157,000              157,050               -            157,050
Issuance of 3,500,000
 Special Warrants                           -            5,299,189               -          5,299,189
Issuance of common shares
 for special warrants               3,500,000                    -               -                  -
Options to non-employee directors           -               70,200               -             70,200
Special Warrant Issue Cost                  -                    -        (134,162)          (134,162)
Net loss for the period                     -                    -        (851,155)          (851,155)
                                   ------------------------------------------------------------------
Balance, September 30, 1997        25,708,400          $26,412,468     $(3,149,048)       $23,263,420
                                   ==================================================================


                      GOLDEN QUEEN MINING CO. LTD.
                     (a development stage company)
                 Consolidated Statements of Cash Flows
                             (Unaudited)

                                                                                  Cumulative Amounts
                                                                                From Date of Inception
                                                                                  (November 21, 1985)
                                             Nine Month Period Ended                  through
                                        September 30, 1997  August 30, 1996     September 30, 1997
                                        ------------------  ---------------     ----------------------
OPERATING ACTIVITIES:
 Net loss                               $  (851,155)        $  (479,697)        $  (2,772,194)
 Adjustments to reconcile net loss to
  cash used in operating activities:
 Write-off of mineral properties                  -                   -               277,251
  Amortization and depreciation              48,586              20,229                90,496
  Loss on disposition of property
   and equipment                                  -               4,621                10,949
 Options to directors                        70,200                   -                70,200
 Changes in assets and liabilities:
  Accounts receivable                       112,045             (22,197)              (21,119)
  Prepaid expenses and other
   current assets                           (52,351)            (83,709)             (107,954)
  Accounts payable and accrued
   liabilities                             (303,957)            183,574               272,802
                                         ----------------------------------------------------
Cash used in operating activities          (976,632)           (377,179)           (2,179,569)
                                         ----------------------------------------------------
FINANCING ACTIVITIES:
 Borrowing under long-term debt                   -           1,202,295             2,681,669
 Payment of long-term debt                 (160,138)            (16,018)           (1,009,663)
 Issuance of common shares for cash         157,050             251,908            10,647,149
 Share issue costs                         (134,162)           (172,286)             (376,854)
 Issuance of special warrants             5,299,189           9,453,437            14,752,626
                                         ----------------------------------------------------
Cash provided by financing activities     5,161,939          10,719,336            26,694,927
                                         ----------------------------------------------------
INVESTING ACTIVITIES:
 Deferred exploration and
  development expenditures               (5,923,110)        ( 1,933,643)          (16,882,137)
 Deposits on mineral properties            (503,122)           (250,000)             (856,622)
 Purchase of mineral properties            (372,828)           (511,628)           (3,217,686)
 Purchase of property and equipment        (548,005)           (149,519)           (1,292,666)
 Proceeds from sale of assets                     -                   -                 8,492
                                         ----------------------------------------------------
Cash used in investing activities        (7,347,065)         (2,844,790)          (22,240,619)
                                         ----------------------------------------------------
NET CHANGE IN CASH AND CASH
 EQUIVALENTS                             (3,161,758)          7,497,367             2,274,739
CASH AND CASH EQUIVALENTS,
 beginning balance                        5,436,497             950,832                     -
                                         ----------------------------------------------------
CASH AND CASH EQUIVALENTS,
 ending balance                         $ 2,274,739         $ 8,448,199         $   2,274,739
                                         ====================================================


SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
 Cash paid for:
  Interest                              $   167,029         $     8,839         $     516,634
  Income taxes                                    -                   -                     -

NON-CASH FINANCING AND INVESTING
 ACTIVITIES:
 Exchange of notes for common shares              -                   -         $     662,282
 Exchange of note for future royalty
  payments                                        -                   -         $     150,000
 Shares for mineral property                      -                   -         $     280,211
 Mineral property acquired through the
  issuance of long-term debt                      -                   -         $   1,084,833







       [The balance of this page has been intentionally left blank.]

                         GOLDEN QUEEN MINING CO. LTD.
                         (a development stage company)
                    Notes to Consolidated Financial Statements
                                 (Unaudited)

Note 1:  Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 1996 annual report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

During 1996, the Company elected to change its fiscal year end from May 31 to December 31. Financial information presented in this Form 10-QSB for the preceding fiscal year is for the nine month period ended August 31, 1996. In order to maintain consistency of financial information contained in regulatory filings in both Canada and the United States, management of the Company has elected not to recast its operations from the preceding fiscal year to parallel the 1997 quarterly results. Management of the Company believes there are no seasonal or other factors which would affect the comparability of this information.

Note 2:   Share Capital

(a) The Company issued 3,5000,000 special warrants, at a price of US$1.59 (C$2.20) per special warrant for gross proceeds of US$5,565,000, under a Special Warrant Indenture dated as of May 29, 1997. Each special warrant was exercisable, without additional payment, for one common share, subject to customary "anti-dilution" provisions set out in the Special Warrant Indenture, provided that if a receipt for the final prospectus relating to the common shares issuable upon exercise of the special warrants was not issued by the securities regulatory authority of each of the Provinces of British Columbia and Ontario by August 27, 1997, each special warrant would have been exercisable for 1.035 common shares. Receipts were obtained from such authorities by such deadline and, on September 6, 1997, 3,500,000 common shares were issued on the exercise of the special warrants.

The net proceeds of the offering have been, and will be, used to fund the ongoing capital expenditures at the Soledad Mountain Project and for general corporate purposes.

The special warrants were issued (and the shares of common stock issued upon their exercise were issued) primarily to Canadian investors, in reliance on Regulation S adopted under the Securities Act of 1933, as amended (the "Securities Act"). The issuance of the special warrants to several United States investors was made in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2).

(b) During the nine month period ended September 30, 1997, the Company issued 130,000 options to purchase common shares to two non-employee directors. These options were valued at US$0.54 (C$0.74) per option, resulting in a total value of US$70,200 (C$96,200). The Company accounts for these options under Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS No. 123"). Under SFAS No. 123, the options were recorded as a charge to directors expense, which is included within general and administrative expenses.

The transaction was recorded at the fair value of the options issued as management believes that amount was more readily determinable. The fair value at the date of grant was estimated using the Black-Scholes option pricing model, utilizing the following weighted average assumptions for grants in 1997: no dividend yield, expected volatility of 40% and a risk-free interest rate approximating 4%.

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

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED AUGUST 31, 1996

General and administrative expenses increased to $364,000 for the three months ended September 30, 1997, from $208,000 for the three month period ended August 31, 1996. The increase is primarily due to costs associated with professional fees and recognizing compensation cost on stock options to directors. Interest income decreased to $44,000 for the three months ended September 30, 1997, from $126,000 for the three months ended August 31, 1996, primarily as a result of a decrease in the average balance of invested funds. As a result of the foregoing factors, the Company incurred a net loss of $351,000 for the three months ended September 30, 1997, versus a net loss of $106,000 for the three month period ended August 31, 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED
AUGUST 31, 1996

General and administrative expenses increased to $906,000 for the nine months ended September 30, 1997, from $584,000 for the nine months ended August 31, 1996. The increase is primarily due to additional management staffing added during 1996 and expenditures for professional fees, printing and recognizing compensation cost on stock options to directors

Interest income decreased to $135,000 for the nine month period ended September 30, 1997, from $155,000 for the nine month period ended August 31, 1996, as a result of a decrease in the average balance of invested funds. Interest expense increased to $72,000 for the nine months ended September 30, 1997, from $45,000 for the nine months ended August 31, 1996. As a result of the foregoing factors, the Company incurred a net loss of $851,000 for the nine months ended September 30, 1997, versus a net loss of $480,000 for the nine month period ended August 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES.

The Company acquired the Soledad Mountain Project in 1986 and since then has been engaged in solidifying its land position and conducting several drilling and sampling programs in order to delineate ore reserves on the project. The Company continues to focus its attention on exploring and developing the project, with a view toward commencing production in the first half of 1999. During the nine months ended September 30, 1997, the Company expended approximately $7,347,000 on the Soledad Mountain Project. On a cumulative basis since inception, the Company has expended approximately $22,241,000 on the project.

As of September 30, 1997, the Company had approximately $2,275,000 in cash and $1,056,000 in working capital. Based upon currently available information, the Company estimates that it will need up to $65,000,000 to begin production at the Soledad Mountain Project subject to the outcome of the feasibility study currently being completed. The Company has expected that this financing would be derived from additional sales of common stock and from bank borrowings. However, recent developments in the project debt and equity markets make it unlikely that the Company would be able to, in the short term, raise all of the funds required to develop the Soledad Mountain Project from these sources. The Company may determine that it is in the best interests of its shareholders to enter into a joint development or similar arrangement with another mining company to develop the Soledad Mountain Project.

As is disclosed in note 2 to the financial statements accompanying this report, and in Item 5 of this report, the Company issued 3,500,000 special warrants under a special warrant indenture dated as of May 29, 1997, at the price of C$2.20 (US$1.59). Through this placement of special warrants, the Company raised proceeds of US$5,565,000 (C$7,700,000). The proceeds of the offering have been, and will be, used to fund the ongoing capital expenditures at the Soledad Mountain Project and for general corporate purposes.

The Company does not have any commitment for bank financing or for the underwriting of additional shares of its common stock, and is not a party to any agreement or arrangement providing for a merger or the joint development of the Soledad Mountain Project. Whether and to what extent additional or alternative financing options are pursued by the Company will depend on a number of important factors, including: the results of further development activities at the Soledad Mountain Project, management's assessment of the financial markets, the overall capital requirements for development of the project, and the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of September 30, 1997, world gold prices were approximately $332 per ounce, a reduction of approximately 16% from prices at the end of 1996. Also, on November 6, 1997, the world gold prices were approximately $312 per ounce, a reduction of approximately 21% from prices at the end of 1996. If gold prices do not strengthen, it may not be economical for the Company to place the Soledad Mountain Project into production.

PLAN OF OPERATIONS.

The Company has substantially completed its exploration of the Soledad Mountain Project and intends to develop the project as an open pit gold and silver mining and cyanide heap leach recovery operation. The Company's plans include the construction of facilities, mining by open pit methods and processing precious metals ores at a rate of up to 5.4 million tonnes (6 million tons) per year for at least seven years. This will be followed by heap detoxification and reclamation of the project site. The Company's plans call for commencement of production of gold and silver from the project in the first half of 1999.

The Company is presently updating the Soledad Mountain Project feasibility study to reflect an ore mining and processing rate of 5.4 million tonnes per year. This 50% increase in planned production is expected to result in lower operating cost than the previous study. An increase in the capital estimate to between $60,000,000 and $65,000,000 is projected.

The previous bankable feasibility study was completed in January 1997, for a 3.6 million ore tonnes per year facility. The total capital cost of the Project was estimated to be $59,500,000, consisting of an initial capital component and a future component covering deferred and replacement capital, including reclamation. Initial capital costs required to put the project into production were estimated to be $47,800,000. This estimate was based on a 12-month construction period starting immediately after receiving permits. The estimate included purchases of all equipment and facilities, including mobile equipment. Deferred and replacement capital costs required to complete all facilities to accommodate life-of-mine ore production were estimated to be $11,700,000, including continuation of land acquisition payments, leach pad additions, equipment replacement and/or major overhauls and heap rinse down. Reclamation occurring during mine operation was carried as an operating expense in this study.

Based on a stripping ratio of 2.49 to 1, the Company estimated in the previous study total operating costs of $5.92 per tonne ($5.36 per ton) of ore processed, comprised of mining costs of $2.79 per tonne ($2.53 per ton), processing costs of $2.59 per tonne ($2.34 per ton) and general and administrative costs of $0.55 per tonne ($0.50 per ton). This previous feasibility report prepared for the Company by Pincock, Allen & Holt concluded that these proposed operating costs were estimated in accordance with industry practice. The Company estimated that 94,300 ounces per year of gold equivalent could be produced at a direct cash cost of $223 per ounce and a total operating cost, including royalties and local taxes, of $245 per ounce. Total production cost, including capital but excluding sunk cost, was estimated at $334 per ounce of gold equivalent.

Approximately 25,000 meters of drilling was completed during the past 12 months which doubled the proven and probable ore reserve to 1.64 million ounces. This reserve and accompanying mining schedule have become the basis for the updated feasibility study. Proven and probable reserves, as prepared by Mine Reserves Associates of Denver, Colorado are as follows:

                              Reserve Table
------------------------------------------------------------------------
                                                            Mineralized
                                                             Material
Gold Price (U.S.)                       $350        $375    Inventory
------------------------------------------------------------------------
Tonnes (millions)                        31.6       55.1        100.6
Grade Au (g/t)                           0.86       0.79         0.69
Grade Ag (g/t)                          13.30      11.48        10.97
Grade Au Equivalent (g/t)                1.00       0.93         0.79
Total Ounces Au Equivalent          1,012,000  1,643,000    2,554,000
Cut-Off Grade (Au Equivalent)            0.41       0.34         0.27
Strip Ratio                             2.1:1     3.25:1         N/A
------------------------------------------------------------------------

The Company is adequately funded, with $2.3 million in cash, to complete the feasibility study and maintain all other commitments through the end of the year.

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
                                         =========

The Company has expended approximately $598,000 on the current bankable feasibility study, which is scheduled for completion in the fourth quarter of 1997. This expenditure is necessary for the development of the planned operations for the Soledad Mountain Project of 5.4 million tonnes per year, with a gold equivalent production target of 130,000 to 150,000 ounces per year. The new bankable feasibility study will also be used for project financing and basic engineering design purposes.

PERMITTING. Permitting began in February 1996 with the submission of permit applications to the Bureau of Land Management and Kern County, California, representing the State of California. State and county approvals were received on September 8, 1997, approximately nineteen months after the permitting process was initiated. Also, on November 3, 1997, the federal record of decision was issued by the Bureau of Land Management, approving the Company's permit. With these milestones complete, the Authority to Construct (ATC) is expected soon by the Kern County Air Pollution Control District. The Company can then begin project construction once project financing has been obtained. A twelve month construction period is projected.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's shareholders during the third quarter of 1997.

ITEM 5.  OTHER INFORMATION.

The Company issued 3,5000,000 special warrants, at a price of US$1.59 (C$2.20) per special warrant for gross proceeds of US$5,565,000, under a Special Warrant Indenture dated as of May 29, 1997. Each special warrant was exercisable, without additional payment, for one common share, subject to customary "anti-dilution" provisions set out in the Special Warrant Indenture, provided that if a receipt for the final prospectus relating to the common shares issuable upon exercise of the special warrants was not issued by the securities regulatory authority of each of the Provinces of British Columbia and Ontario by August 27, 1997, each special warrant would have been exercisable for 1.035 common shares. Receipts were obtained from such authorities by such deadline and, on September 6, 1997, 3,500,000 common shares were issued on the exercise of the special warrants.

The proceeds of the offering have been, and will be, used to fund the ongoing capital expenditures at the Soledad Mountain Project and for general corporate purposes.

The special warrants were issued (and the shares of common stock issued upon their exercise were issued) primarily to Canadian investors, in reliance on Regulation S adopted under the Securities Act of 1933, as amended (the "Securities Act"). The issuance of the special warrants to several United States investors was made in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(2).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS. A financial data schedule is filed as exhibit no. 27 to this report. No other exhibits are filed as part of this report.

FORM 8-K REPORTS. The Company filed no reports on Form 8-K during the third quarter of 1997.

                                SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         GOLDEN QUEEN MINING CO. LTD.

                          By: /s/ Bernard F. Goodson
                              --------------------------------
                              its Vice President of
                              Administration and Controller

                              November 7, 1997