Form 10KSB
period 1997-12-31
GOLDEN QUEEN MINING CO LTD
filed 1998-03-26
CIK 1025362

FORM 10-KSB

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                  For the fiscal year ended December 31, 1997
                                      OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
          For the transition period from ____________ to ____________

                         GOLDEN QUEEN MINING CO. LTD.
            (Exact name of registrant as specified in its charter)

Province of British Columbia       0-21777               Not Applicable
(State or other jurisdiction     (Commission             (IRS Employer
 of incorporation)               File Number)          Identification No.)

                         104 South Freya, Suite 211-A
                               Green Flag Building
                            Spokane, Washington 99202
                    (Address of principal executive offices)

     Registrant's telephone number, including area code: (509) 535-4022

     Securities registered pursuant to Section 12(b) of the Act:  None

   Securities registered pursuant to section 12(g) of the Act: Common Stock, without par value

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $154,704. The aggregate market value of the voting stock held by non-affiliates at March 18, 1998 was $8,815,605. The number of shares of common stock outstanding at such date was 29,560,641 shares.

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                         GOLDEN QUEEN MINING CO. LTD.
                    ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR
                           ENDED DECEMBER 31, 1997

                              TABLE OF CONTENTS

SAFE HARBOR STATEMENT

GLOSSARY
                                                                           Page
PART I

     Item 1:  Description of Business                                       1

     Item 2:  Description of Property                                       8

     Item 3:  Legal Proceedings                                            12

     Item 4:  Submission of Matters to a Vote of Security Holders          12


PART II

     Item 5:  Market for Common Equity and Related Stockholder Matters     12

     Item 6:  Management's Discussion and Analysis or Plan of Operation    12

     Item 7:  Financial Statements                                         15

     Item 8:  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                         15


PART III

     Item 9:  Directors and Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a) of
               the Exchange Act                                            16

     Item 10:  Executive Compensation                                      17

     Item 11:  Security Ownership of Certain Beneficial Owners
                    and Management                                         21

     Item 12:  Certain Relationships and Related Transactions              22

     Item 13:  Exhibits and Reports on Form 8-K                            23

SIGNATURES




                                      (i)

                             Safe Harbor Statement


This report contains both historical and prospective statements concerning the Company and its operations. Historical statements are based on events that have already happened; examples include the reported financial and operating results, descriptions of pending and completed transactions, and management and compensation matters. Prospective statements, on the other hand, are based on events that are reasonably expected to happen in the future; examples include the timing of projected operations, the likely effect or resolution of known contingencies or other foreseeable events, and projected operating results.

Prospective statements (which are known as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995) may or may not prove true with the passage of time because of future risks and uncertainties. The risks and uncertainties associated with prospective statements contained in this report include, among others, the following:

THE LIKELIHOOD OF CONTINUED LOSSES FROM OPERATIONS. The Company has no revenue from mining operations and has incurred losses from inception through December 31, 1997 of approximately $2,970,000. This trend is expected to continue for at least the next two years and is expected to reverse only if, as and when gold is produced from the Soledad Mountain Project.

THE NEED FOR SIGNIFICANT ADDITIONAL FINANCING. The Company needs approximately $77,600,000 in additional financing to put the Soledad Mountain Project into production; $66,300,000 of this will be used for capital expenditures and $11,300,000 will be used as working capital and for start-up expenditures. Although the Company expects to finance development from additional sales of common stock, from bank or other borrowings (or, alternatively, through joint development with another mining company), it has no commitment for bank financing or for the underwriting of additional stock, and it is not a party to any agreement or arrangement providing for joint development. Whether and to what extent financing can be obtained will depend on a number of factors, not the least of which is the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of March 1, 1998, world gold prices were approximately $299 per ounce, a reduction of approximately 18% from prices a year ago. If gold prices do not strengthen, it may not be economical for the Company to put the Soledad Mountain Project into production.

RISKS AND CONTINGENCIES ASSOCIATED WITH THE MINING INDUSTRY GENERALLY. The Company is subject to all of the risks inherent in the mining industry, including environmental risks, fluctuating metals prices, industrial accidents, labor disputes, unusual or unexpected geologic formations, cave-ins, flooding and periodic interruptions due to inclement weather. These risks could result in damage to, or destruction of, mineral properties and production facilities, personal injury, environmental damage, delays, monetary losses and legal liability. Although the Company maintains or can be expected to maintain insurance within ranges of coverage consistent with industry practice, no assurance can be given that such insurance will be available at economically feasible premiums. Insurance against environmental risks (including pollution or other hazards resulting from the disposal of waste products generated from exploration and production activities) is not generally available to the Company or other companies in the mining industry. Were the Company subjected to environmental liabilities, the payment of such liabilities would reduce the funds available to the Company. Were the Company unable to fund fully the cost of remedying an environmental problem, it might be required to suspend operations or enter into interim compliance measures pending completion of remedial activities.



                                     (ii)

                                   Glossary

Certain terms used throughout this report are defined below.

     advanced minimum royalty. Cash royalty payments made in advance of production to hold a mining lease. Advanced minimum royalties are usually but not always credited against production royalties arising after production commences.

     Ag.  The symbol for silver.

     Au.  The symbol for gold.

     AuEq. Gold equivalent, being a measurement of gold and silver on a combined basis calculated to reflect the price and recovery differentials between the two metals.

     caldera. A large diameter crater caused by the collapse or subsidence of the central part of a volcano, or as the result of a violent explosion.

     Company. Golden Queen Mining Co. Ltd., a British Columbia corporation, and its wholly-owned subsidiary, Golden Queen Mining Company, Inc., a California corporation.

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

     metallurgy. The science and technology of extracting metals from their ores.

     Middle Miocene Epoch. A period in geologic time approximately 6 to 22 million years ago.



                                     (iii)
     mineral deposit. A mineral deposit is a mineralized underground body which has been intersected by sufficient closely-spaced drill holes or underground sampling to support sufficient tonnage and average grade(s) of metal(s) to warrant further exploration or development activities. A mineral deposit is sometimes also referred to as mineralized material or as mineralized material inventory. A mineral deposit does not qualify as a commercially minable ore body (reserves) under standards promulgated by the Securities and Exchange Commission until a final, comprehensive economic, technical and legal feasibility study based upon test results has been concluded.

     mineralization. The presence of minerals in a specific area or geological formation.

     ore. A natural aggregate of one or more minerals which, at a specified time and place, may be mined and sold at a profit or from which some part may be profitably separated.

     orogenic. Of or pertaining to an orogen, which is a mountain mass that is a unit with respect to origin or uplift.

     overburden. Waste rock and other materials which must be removed from the surface in order to mine underlying mineralization.

     pit phasing analysis. A method used to optimize the mining sequence in an open pit mine design.

     plutonic.  Originating or situated deep within the Earth.

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

     trend.  The directional line of a rock bed or formation.

     volcanics. Rock composed of clasts or pieces that are of volcanic composition.

         [The balance of this page has been left blank intentionally.]




                                     (iv)

                                    PART I


Item 1.  DESCRIPTION OF BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS. The Company was incorporated under the laws of the Province of British Columbia in November 1985, and is presently engaged in the development of mineral properties located in the Mojave Mining District of Kern County, California known as the Soledad Mountain Project. The Company acquired its initial interest in the project in 1986; since then, it has acquired additional interests in the area and explored for gold and other minerals. These activities are conducted through Golden Queen Mining Company, Inc., a California corporation and wholly-owned subsidiary of the Company.

The Company first outlined a gold deposit at the project in 1988, although the size of the deposit was insufficient to justify further development. Further exploration work was conducted from 1989 through 1991. Thereafter, the project remained dormant, until 1994 when the Company renewed exploration activities with funds derived from several offshore private placements of its common stock. Based on extensive drilling and other exploratory activities conducted through 1997, proven and probable ore reserves at the project are estimated at approximately 47.7 million tonnes (52.5 million tons), at an average grade of
0.86 grams per tonne (0.025 ounces per ton) of gold and 12.7 grams per tonne (0.371 ounces per ton) of silver. Total contained ounces are estimated at 1,314,000 ounces of gold and 19,609,000 ounces of silver, or approximately 1,577,000 ounces of gold equivalent.

Substantially all exploration activities have been completed, and the Company has determined to develop the project using open pit mining methods and a cyanide heap leach recovery process. Development plans include the construction of facilities capable of mining and processing precious metals ores at a rate of up to 5.67 million tonnes (6.25 million tons) per year for at least nine years, followed by heap detoxification and reclamation of the project site. The Company previously reported that it expected to begin producing gold and silver from the project during the second half of 1998, once permitting was completed. Because of the downturn in world gold prices during the second half of 1997, however, the Company was not able to obtain financing for construction. As a consequence, production will be delayed until gold prices improve.

The registered office of the Company is located at 1600 - 925 West Georgia Street, Vancouver, British Columbia V6C 3L2, and its executive offices of the Company are located at 104 South Freya, Suite 211-A, Green Flag Building, Spokane, Washington 99202.

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

The project was brought to the Company's attention in the mid-1980s by George Phelps, who held an interest in mining properties in the area through Golden Queen Mining Company, Inc., a California corporation. Management obtained and reviewed old maps of underground mining activities in the project area and was impressed with the horizontal extent to which significant precious metals extended into the foot and hanging walls of major veins. The Company acquired all of the outstanding shares of Golden Queen Mining Company, Inc. in 1986, thereby obtaining Mr. Phelps' property interests in the project area. Shortly thereafter, the Company began consolidating its land position and commenced an initial program of 12 diamond drill holes and limited underground check sampling. The next phases of exploration, lasting through 1990, consisted of reverse circulation drilling and more extensive underground check sampling.

More extensive exploration activities commenced in 1994, and by the end of 1995 a total of 587 surface drill holes had probed the numerous structures of the project area for ore reserves. In addition, assay information from 7,435 meters (24,394 feet) of underground drilling and cross-cuts was used to bolster the understanding of surface drilling results and provide assay data in deeper portions of ore-bearing structures. This was augmented in 1996 and 1997 by an additional 142 surface drill holes and the sampling of 4,282 meters (14,050 feet) of additional underground drilling and cross-cuts.

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

SAMPLING AND BLOCK MODEL CONSTRUCTION. The economic viability of the mineral deposit at the Soledad Mountain Project is based on industry-accepted sampling and block model computer analysis: the Company constructed a three-dimensional computer model of the project area using simulated "blocks" of mineralized material measuring 25-feet by 25-feet by 20-feet; substantial data derived from drill hole samples, trenches and other exploratory methods was then introduced into the model to determine the gold and silver content and average grades of the simulated blocks; finally, different economic variables, such as metals prices and mining and ore processing costs, were introduced to determine the viability of mining all or a portion of the deposit.

The data employed in the block model analysis was derived from Gold Fields Mining Company's production records and the Company's more recent exploration activities, and consists of 96,112.7 meters (315,329 feet) of assayed material taken from fourteen different vein systems in the district. The sources and extent of this data are summarized as follows:


  Diamond drilling                  8,482.1 meters     (27,828 feet)
  Reverse circulation drilling     80,195.3 meters     (263,107 feet)
  Old cross-cuts (1930s)            3,167.3 meters     (10,392 feet)
  Underground drilling (1930s)      3,235.8 meters     (10,616 feet)
  Recent cross-cuts (1980s)         1,032.2 meters     ( 3,386 feet)
                                   ---------------     -------------
                                   96,112.7 meters     (315,329 feet)
                                   ===============     ==============

The model is based in part on the Company's geological interpretation of this data. Rock types, veins, low-grade disseminated surrounding envelopes, mined-out stopes and zones of internal waste were delineated on cross-sections, transferred to bench plans, digitized and loaded into the model. Plan block maps were plotted from the model to check the block code assignments and corrections were made where necessary. Veins were defined as outlined areas containing grades greater than 3.43 grams per tonne (0.100 ounces per ton) of gold equivalent and lower grade disseminated envelopes enclosed material that ranged from 3.43 to 0.34 grams per tonne (0.100 to 0.010 ounces per ton) of gold equivalent. All the remaining blocks in the model that did not fall into one of the described ore categories were considered waste. Since ore and waste zones were defined in the model blocks but not in the drill hole composites, the code of the block penetrated by the drill hole was assigned back to the composite to ensure a consistent one-to-one match during the grade assignment process.

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

The mineralized deposit includes all blocks within the model limits, but with no assumptions as to economic viability. The geological resource, based on a cut-off grade of 0.342 grams per tonne (0.010 ounces per ton) of gold equivalent, is comprised of 94,380,000 tonnes (104,172,000 tons) averaging 0.79 grams per tonne (0.023 ounces per ton) of gold and 12.44 grams per tonne (0.363 ounces per ton) of silver, or 0.93 grams per tonne (0.027 ounces per ton) of gold equivalent.

FLOATING CONE AND PIT PHASING ANALYSES. A floating cone analysis is a computer-aided means of designing an optimal open pit mine plan. The "floating cone" is an inverted cone model that is first superimposed over the mine area without regard for practical mining or economic considerations. The model is then refined to take into account cutoff grades, pit outlines, final ore reserve calculations, until it resembles a minable pit, following which it is refined further to reflect the smoothing of abrupt changes in pit wall configuration for slope stability, and the smoothing of intermediate benches and pit floors for efficient equipment utilization and the addition of haul roads.

Once these refinements have been made, further analysis is undertaken to determine "pit phasing" or the sequence of mining operations. Among the factors considered in this analysis are haul profiles, load-haul match-ups of mining equipment, and ore grades delivered to the crusher. It is an iterative process involving a comparison of multiple scenarios and having as its goal the maximization of production at the lowest possible cost. The analysis is critical to the development of capital and operating costs.

The ore reserve portion of the mineralized material inventory at the Soledad Mountain Project was calculated by applying the following economic cut-off criteria to the floating cone analyses for preliminary pit design: a gold price of $350 per ounce; a silver price of $5.00 per ounce; a development rock mining cost per tonne of waste and ore of $0.68 per tonne ($0.62 per ton); internal costs of $2.80 per tonne ($2.54 per ton), comprised of processing and general/administrative costs of $2.24 and $0.56 per tonne ($2.03 and $0.51 per ton), respectively; a design cost of $3.48 per tonne ($3.16 per ton), comprised of processing, mining and general/administrative costs of $2.24, $0.68 and $0.56 per tonne ($2.03, $0.62 and $0.51 per ton), respectively; a design cut-off grade of 0.41 grams per tonne (0.012 ounces per ton) of gold equivalent and an internal cut-off grade of 0.34 grams per tonne (0.010 ounces per ton) of gold equivalent; a refining recovery rate of 100%; and process recovery rates of 82% for gold and 70% for silver.

ORE RESERVES. The Soledad Mountain Project contains a current minable ore reserve, classified as proven and probable, totaling 48.6 million tonnes (53.7 million tons) averaging 0.86 grams per tonne (0.025 ounces per ton) of gold and
12.69 grams per tonne (0.370 ounces per ton) of silver. Total contained ounces are 1,340,000 ounces of gold and 19,800,000 ounces of silver, or approximately 1,560,000 ounces of gold equivalent. The following table sets forth information concerning proven and probable minable ore reserves, based on an average cutoff grade of 0.34 grams per tonne (0.010 ounces per ton) of gold equivalent.

                         Proven and Probable Reserves


                            Ore         AuEq        AuEq         Au           Au        Ag        Ag
Category                   Tonnes       g/mt         oz          g/mt         oz       g/mt       oz
--------                 ----------     ----      ---------      ----      ---------   ----    ----------
Proven and probable      48,600,000     1.01      1,560,000      0.86      1,340,000   12.69   19,800,000


The Company estimates that the current minable ore reserve will support ore production at a rate of up to 5.67 million tonnes (6.25 million tons) per year for at least nine years. Considering a possible four-year period of heap detoxification, gold production could extend the life of the project to thirteen years. Further extension is a possibility if additional drilling provides better definition of minable reserves in those areas that currently have limited drilling intercepts and/or limited underground sampling. The average stripping ratio is projected to be approximately 4.08 to 1. The projected mine life, stripping ratios and ore production rates at the project are believed by the Company to be well within industry standards.

METALLURGY. There are three principal types of ore represented in the mineral deposit of the project: quartz latite, rhyolites and pyroclastics. Metallurgical testing has been performed on more than 200 samples of these ore types from the project area over a period of nine years.

Four ore processing methods were evaluated in developing an operating plan for the Soledad Mountain Project: slurry cyanide leaching, gravity separation, flotation and heap leaching. Tests confirmed heap leaching as the best processing method for the project, largely because the ore deposit is of relatively low grade. The location and climate of the project area are well suited to heap leaching, and the process has been successfully applied by other mining companies to nearby ore bodies. Because of the high ratio of silver to gold in the deposits, recovery of these metals from the leaching solution will be accomplished using the Merrill-Crowe process. Trace elements of mercury in the ore will be removed from the precipitate using a mercury retort.

Test data indicate that crush size is the most important factor affecting metal recovery, and that crushing the ore to a size of 8 mesh--which is about the finest size attainable without milling--will be required to realize optimal recoveries. It is anticipated that the ore will be agglomerated with cement as a binding agent at the rate of 5 kilograms of cement per tonne (12.4 pounds per ton) of ore. The average cyanide consumption rate for the project is expected to average 0.2 kilograms of cyanide per tonne (0.44 pounds per ton) of ore processed. The tests indicate average expected ultimate gold and silver recoveries of 82% and 70%, respectively.

MINING AND ORE RECOVERY PLAN.

MINING. Mining at the Soledad Mountain Project will be conducted using conventional open pit techniques. It is anticipated that operations will be carried out by the Company's own employees. Open pit mining is generally associated with a spiral haulage ramp that is extended as the pit deepens. At the project, the majority of the ore will be excavated by cutting back into canyons or along hillsides; the ore is not in a single pit, but in a network of smaller pits, with frequently overlapping pit walls. The current mine plan involves initial low elevation mining for the first two years of production, followed by higher elevation mining in subsequent years. The road extending from the ore stockpile area at the processing plant site up to the highest elevations of the mountain must be built before any excavation can begin on the highest benches in each pit area. A total of about 6,400 meters (20,992 feet) of road will be required: 2,500 meters (8,200 feet) to facilitate the first two years of mining at low elevations, followed by further extensions to the highest benches of the mountain during the remaining mine life.

The Company plans to mine at a rate of up to 5.67 million tonnes (6.25 million tons) of ore per year on the basis of three eight-hour shifts per day, 360 days per year. This schedule would provide ore to the crusher at a rate of 16,200 tonnes (17,881 tons) per day and an average of 64,260 tonnes (70,927 tons) of waste per day. All waste will be deposited on a series of dump sites east, south and west of the pit areas.

Ground water has been reported only in the deepest gold mine workings below 823 meters (2,699 feet) in elevation. All open pit mining is therefore expected to be dry, except for occasional rains and very occasional winter snows. Old workings from historical underground mining will be encountered from time-to-time, but are not expected to interfere significantly with mining operations.

CRUSHING, CONVEYING AND STACKING. A 900 tonne (993 tons) per hour, four-stage crushing circuit will be installed at the Soledad Mountain Project. The primary crushing system will be comprised of a vibrating grizzly feeder with 103 millimeter (4.0 inch) apertures and a 950 millimeter (37 inch) by 1,250 millimeter (49 inch) jaw crusher with a closed side setting of 103 millimeters (4.0 inches). The grizzly undersize and the jaw crusher product will be combined and conveyed to a secondary crushing circuit. Secondary crushing will be done in a 2.13 meter (7 foot) short head cone crusher. Third stage crushing will be done in two 2.13 meter (7 foot) short head cone crushers and fourth stage crushing will be done in seven 990 millimeter (38.5 inch) vertical shaft impact crushers. Third and fourth stage crushing will be done in closed circuit with a double deck screen, producing a final product of 100% minus 2.36 millimeter (8 mesh) crushed ore.

Crushed ore will be combined on a single belt conveyor for sampling and agglomeration. Cement will be added to the belt conveyor by a variable speed screw conveyor. The belt conveyor will discharge directly into an agglomeration drum. Water and barren solution will be added in increments in the agglomerator to bring the ore to an 8% moisture content. A totalizing belt scale on the final product belt will control the cement and water additions and record daily tonnages. The agglomeration drum will discharge onto a conveyor that feeds the heap conveying and stacking system.

In the primary crushing circuit, dust will be controlled by low pressure water sprays. In the secondary, tertiary and quarternary crushing circuits, dust will be controlled by central dry bag dust collectors. Individual dry dust collectors will be used on the cement silo and at outlying conveyor transfers.

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

LEACHING. The initial heap leach pad will be located on the north slope of the mountain, and a second leach pad will be located on the west slope. Each will be a side hill pad with a perimeter dike to support the toe of the heap and create solution storage capacity. In addition, each is designed to minimize its effect on the surrounding environment, wildlife and waters. Both pads are designed as dedicated pads, meaning that the ore will be stacked, leached, rinsed and left in place on the pads for reclamation. The pads will be located downslope of the proposed mine pit along the base of Soledad Mountain and will be divided into cells to correspond to ore production and pad capacity requirements. The capacity of the pool in each cell is designed to have sufficient storage for up to eight hours of solution application and 12 hours of drain down in the event of a pump or power failure and to store the estimated precipitation from a 100-year 24-hour storm event.

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

The pad liner system will consist of four components: the prepared subgrade, the liner material, a solution collection system on top of the liner and a protective overliner material. The prepared subgrade will be a well-graded material prepared and compacted to a permeability of at least 10(-6) centimeters per second. The pad liner will be constructed as a composite system. An 80 millimeter thick geomembrane HDPE material will overlay the prepared soil subgrade, and a leak detection system will be installed under the geomembrane. Protective overliner material consisting of crushed ore or waste will then be placed in a 460 millimeter (18 inch) thick lift over the lined area. This protective overliner will serve to secure the solution collection piping and provide direct access in the pad area for lightweight vehicles and the conveyor system. Initial placement of the material will be integrated with pad construction to create a working area of sufficient size for production. Pipe laying and spreading of the overliner will be done thereafter, in conjunction with the pad loading plans.

The leach recovery schedule is based on three parameters: the metallurgical characteristics of the ore, physical delays in the handling of ore and solutions and the retention of values in solution within the heap. Once the heap has been under leach for a complete leach cycle and a constant daily tonnage is being stacked, estimated recoveries are as follows:


               Percentage of 82% Gold, 70% Silver

                    Days       Au        Ag
                    ----       --        --

                     30       83.5      79.4
                     60        5.8       7.2
                     90        3.2       4.0
                    360        5.7       7.1
                    400        1.8       2.3
                               ---       ---
                               100       100


The modification for each year's production, particularly in the first year, schedule must take into account the load-to-leach delays, delays from the additional lifts and, most importantly, the values retained in heap solutions. The heaps will be detoxified prior to closure by a rinse of a combination of fresh water and peroxide-treated recycled water. The heap will be rinsed by cells. Each cell is estimated to require a two-year period to detoxify to required cyanide levels. The amount of fresh water available is limited by the well source and the other demands of production: agglomeration and dust suppression. During the production years, 18.9 liters (5 gallons) per second will be available. After mining has ceased, 37.9 liters (10 gallons) per second will be available. The addition of fresh water must be matched by the loss of water to evaporation. Production during the detoxification period will come from two sources. Gold and silver will be recovered as a result of extending the leach cycle and from the solutions entrained in the heap that are rinsed during the period.

RECOVERY. The gold recovery plant at the project will be a conventional Merrill-Crowe circuit, due to the high silver content of the ore. The average silver content of the ore body is 12.69 grams per tonne (0.37 ounces per ton), but the silver content of the feed will occasionally exceed 34.3 grams per tonne (1.0 ounces per ton). During heap detoxification, when cyanide levels drop below levels suitable for Merrill-Crowe processing, a small carbon plant will be used.

PERMITTING AND ENVIRONMENTAL ISSUES. The Soledad Mountain Project is located on private and federally-controlled lands in an incorporated area of Kern County, California. Current and proposed mining activities on these lands are thus subject to extensive federal, state and local regulations. These regulations and the Company's compliance efforts are summarized below.

CEQA/NEPA ISSUES. The project is subject to the California Environmental Quality Act ("CEQA") and the National Environmental Policy Act ("NEPA"), each of which requires written analysis of proposed mining activities and their effect on the physical, biological, social and economic resources of the area. This analysis is known under CEQA as an environmental impact report, and under NEPA as an environmental impact statement ("EIR").

The Company submitted its combined EIR/EIS to the Kern County Planning and Development Department in February 1996, in accordance with a memorandum of understanding between Kern County and the Bureau of Land Management ("BLM") which gave the county department primary responsibility for review. The EIR/EIS took the form of a combined conditional use permit application, environmental information statement, surface mining reclamation plan and plan of operation.

Several comments were received in response to the EIR/EIS concerning ground water quality and quantity, air quality, the effect of development on native species of plants and animals, the visual impact of the project and the potential hazards associated with transporting supplies and chemicals to the project site. These comments were incorporated into a revised EIR/EIS released for public comment in June 1997. In September 1997, the Company received a favorable notice of determination regarding the EIR/EIS, as well as approval of its conditional use permit application and surface mining reclamation plan (required by the California Surface Mining and Reclamation Act and applicable Kern County zoning ordinances). This was followed in November 1997 by a record of decision from the BLM approving the Company's plan of operation under NEPA.

AIR QUALITY ISSUES. The project lies within the Southeast Desert Air Basin, which is under the jurisdiction of the Kern County Air Pollution Control District. The district is empowered to regulate stationary sources of air pollution within the basis, pursuant to authority granted under the federal Clean Air Act.

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

Fugitive dust, when combined with the background dust, may cause unacceptable levels of PM(10) emissions off-site, and may represent the greatest potential environmental issue. A PM(10) level of 44 micrograms per cubic meter is projected by computer modelling utilizing a mining rate of 30 million tons per year of ore and waste. This level is below the California attainment standard of 50 micrograms per cubic meter and the Federal standard of 150 micrograms per cubic meter. However, the Company believes that it will achieve compliance with applicable standards by a greater margin, as a result of the fact that the modelling methodology assumes worst likely case conditions which are considered unlikely to be encountered in actual operations and based on the use by the Company of commonly-accepted dust control techniques in all phases of mining and crushing. The Company submitted an application to the Kern County Air Pollution Control District for authority to construct the project, and, based upon the dispersion modeling discussed above, the application was approved in February 1998.

WATER QUALITY ISSUES. The project is in the northern portion of the Antelope Valley ground water basin and experiences an average annual rainfall of less than 14.5 centimeters (5.7 in.). There are no surface waters of any kind, other than the periodic runoff that follows the rare heavy rains that typically occur during the winter months. Drainage in the area of the project is controlled by a series of deeply incised gullies and channels that ultimately drain to the north-west into the Chaffee hydrologic area. The water that does not evaporate typically percolates into the Antelope Valley ground water. No water quality data are available for surface runoff. Ground water in the bedrock underlying the area is almost certainly very modest in quantity and is restricted to fractures. The alluvial cover on the valley fill are known sources of important amounts of ground water. Water in these cases is typically at 55 to 61 meters (180 to 200 feet) in depth.

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

The Lahontan Water Quality Control Board is responsible for ensuring compliance with the federal Clean Water Act and California's Porter-Cologne Water Quality Act. The Company submitted a comprehensive application to the control board in June 1997, detailing waste characteristics of the project, the geology and climate of the area, containment facility design specifications, operating plans, drainage plans, mine closure procedures, and post-closure maintenance of the project site. The application has undergone technical and administrative review, and was approved at the March 1998 meeting of the control board.

CLOSURE, RECLAMATION AND BONDING ISSUES. Reclamation requirements for the project include removal of all structures, shaping and seeding of the heaps, seeding of portions of the waste dumps and the ripping up or removal of all roads. The mine pits will require little or no reclamation. Reclamation requirements are influenced by the fact that the project is located in a desert climate, with less than 14.5 centimeters (5.7 in.) of annual rainfall.

In 1996 the Company commissioned Bamberg Associates to prepare a reclamation plan for the project. This plan was later submitted to the Kern County Planning and Development Department, as part of the Company's conditional use permit application and surface mining reclamation plan. The reclamation plan meets the requirements of California's Surface Mining and Reclamation Act and applicable Kern County zoning ordinances, and federal requirements designed to prevent degradation of federal lands.

The objective of the reclamation plan is to return the project site to its pre-mining status as wildlife habitat and open space. The plan obligates the Company to demolish and remove physical mine structures; neutralize the leach pads and detoxify and dispose of leachate solution; recontour the overburden piles, leach pads, roads and production support facilities; and prepare the surface of the project area for revegetation; and seed and replant the area with native species. Reclaimed slopes must be at an angle that is stable and there is no requirement for demonstration of re-vegetation. Growth media (generally, the top 5.0 centimeters or 2 inches of cover) will be removed from the waste dump and heap leach sites and stockpiled for final reclamation. It is expected that the growth media will contain most of the seeds necessary for the reclamation. The waste dumps and heaps will be benched by bulldozer upon the completion of mining and roadways will be ripped up. The growth media will be distributed along the benches and in the roadways.

Understandably, a key component of the reclamation plan is neutralization of the leach pads and detoxification and disposal of the leachate solution, also known as leach pad closure. The plan provides that closure will begin in the sixth year of mine operation and continue for approximately four years after active mining has ceased. The leach pad closure process involves four steps: first, a fresh water rinse is periodically applied to those portions of the leach pads that have completely leached, furthering the natural degradation of the cyanide solution; next, the leachate solution is sequentially moved from one active pad cell to another, minimizing the amount of solution required by the system; once leaching operations are concluded, the remaining leachate solution is chemically neutralized using hydrogen peroxide, and applied to reclaimed waste rock pile surfaces. The leach pad surfaces are then covered with soil or other medium and revegetated. Because the pad liners remain intact, minor quantities of seepage can be expected to collect in the leach pad sumps; this will be pumped out periodically during the post-closure monitoring period and applied to revegetated areas, either directly or after additional neutralizing has occurred. Depending upon the quality and quantity of this solution, the pad liners eventually may be perforated to allow direct seepage, thereby alleviating the need for further pumping and application.

The Company is required to obtain several bonds for the project: a Surface Mining and Reclamation Act bond, to be held by Kern County, to cover the general reclamation of the site, including the waste dumps, roads, mine pits and building removal; a detoxification and closure bond, to be held by the Lahontan Regional Water Quality Control Board, relating to the heap back process areas; and an "unforeseen event bond", to be held by the water quality board, which is intended to bond for a catastrophe that would contaminate surface or ground water with processed water. Since there are no surface streams at Soledad Mountain, the bond would apply to ground water only. The amounts of these bonds will be determined by the regulatory authorities when permits are granted for the project. The Company expects to meet these bonding requirements by purchasing surety bonds from one or more insurers. Alternatively, the Company may post money market securities, such as certificates of deposit, or bank letters of credit in lieu of, or in addition to, such surety bonds. Based on currently available information, the Company estimates that the costs of complying with environmental requirements, including land reclamation, will be approximately $3,000,000 once production at the mine commences, increasing to $5,410,000 by the end of the life of the mine.

FACILITIES AND EMPLOYEES. The Company's principal executive offices are located in a 1,200-square foot facility at 104 South Freya Street in Spokane, Washington, and its Soledad Mountain field office is located at the mine site in Mojave, California. At March 1, 1998, the Company employed three full-time management, finance and administrative employees at its Spokane office, and 12 full-time employees at its Mojave office.

Item 2.  DESCRIPTION OF PROPERTY.

LOCATION AND ACCESS. The Soledad Mountain Project is located in the Mojave Mining District in Kern County in southern California, approximately
2.4 kilometers (1.5 miles) from Highway 14, a paved, four-lane highway. Los Angeles, California is about 100 kilometers (62 miles) south of the project and the metropolitan area of Lancaster/Palmdale, California is less than 35 kilometers (22 miles) to the south by Highway 14. Secondary paved access roads extend from Highway 14 and encircle Soledad Mountain, providing access to the project site. Major power lines come to within a few hundred meters of the plant electrical substation on the north-east corner of the project.

There is no source of naturally-occurring water on the project site in quantities deemed sufficient for mining operations. The Company controls an area to the north of Soledad Mountain, however, and believes sufficient water can be found at an estimated depth of 61 to 122 meters (200 to 400 feet). The Company also controls an alternate site to the west of the mountain, and believes water can be found there at a depth of approximately 213 meters (699 feet).

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




          [The balance of this page has been left blank intentionally.]

The Soledad Mountain Project is more particularly identified on the following map.





                               [Map to be added]

LAND OWNERSHIP AND MINING RIGHTS. The project area includes portions of Sections 5, 6, 7 and 8 in Township 10 North, Range 12 West and Sections 1 and 12 in Township 10 North, Range 13 West, San Bernardino Baseline and Meridian. Most of the mining and processing facilities will be located in Section 6 in Township 10 North, Range 12 West. The project area is a 497-hectare (1,228 acres) contiguous block within an area of approximately 1,012 hectares (2,501 acres) held by the Company. The project property is comprised of 33 patented lode mining claims, 123 unpatented lode mining claims, one unpatented placer mining claim, one patented mill site claim, six unpatented mill site claims and 379 hectares (937 acres) of fee land. One hectare is approximately equal to
2.471 acres.

The project property is held by the Company (through its United States subsidiary) under a variety of agreements with 79 property owners. These agreements include 64 mining leases, two exploration agreements with options to purchase and five purchase agreements that are in various stages of completion. Most of these agreements were entered into during the four-year period preceding the date of this report, at a total cost to the Company of approximately $3,500,000.

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

The various property purchase agreements to which the Company is a party typically require payment by the Company of the purchase price over an extended period of time. In most cases, a somewhat larger advance payment was made at the time the agreement was entered into and, in some instances, a larger payment is due at the time the purchase is completed. Certain of the property purchase agreements require the payment by the Company of royalties upon the commencement of commercial production from the project. As of December 31, 1997, $1,902,000 remained to be paid by the Company under these various property purchase agreements; $1,045,000 of this amount is due within the ensuing twelve months.

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

In addition to these agreements, the Company is also obligated under the terms of an April 1, 1995 option agreement to purchase all of the issued and outstanding shares of a privately-held California corporation owning a 80.9 hectare (200 acre) tract of land near the Soledad Mountain project site. The Company has paid $850,000 toward the purchase of these shares as of the date of this report, and is obligated to pay an additional $750,000 on July 1, 1999 or upon reaching sustained production, whichever first occurs. Once commercial production begins, the Company is also to pay a royalty equal to 1% of gross smelter returns.

The Company does not require additional properties to put the Soledad Mountain Project into production, and has no present plans to acquire any properties within the mine area. The Company continually evaluates other precious metals mining opportunities for possible acquisition or joint venture, and from time-to-time engages in exploratory discussions regarding such opportunities. As of the date of this registration statement, the Company has no agreement, undertaking or other arrangement with any person regarding the acquisition of mining properties outside the Soledad Mountain Project area.

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

The lateral extent of mineralization in the different volcanic units at Soledad Mountain varies. Mineralization of the volcanic flow units of quartz latite, flow-banded rhyolite and porphryitic rhyolite is generally confined to faults and fault breccias and shows a weak lateral potential for mineralization into the wall rock. Where mineralized faults and veins cross-cut the middle and upper pyroclastic units, a wider halo of mineralization into the host rock occurs. This indicates penetration of hydrothermal solutions into the more permeable and porous tuffaceous units of the Soledad Mountain complex.

The Company believes the geology of the Soledad Mountain Project area is conducive to its intended operations.

Item 3.  LEGAL PROCEEDINGS.

Neither the Company nor any of its mining properties are subject to any legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1997.


                                    PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

PRICE RANGE OF COMMON SHARES. The common stock of the Company is listed and traded on the Toronto Stock Exchange. The following table sets out the price range of the common stock as reported by the Toronto Stock Exchange for the calendar periods indicated. All prices are reported in Canadian dollars.


        Year Ended
     December 31, 1996        High           Low

     First Quarter       C$   2.55      C$   1.29
     Second Quarter           3.20           2.09
     Third Quarter            2.55           1.87
     Fourth Quarter           2.90           2.27


        Year Ended
     December 31, 1997

     First Quarter       C$   3.95      C$   1.90
     Second Quarter           3.02           1.90
     Third Quarter            2.50           1.50
     Fourth Quarter           2.05           0.50


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

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

INTRODUCTION. On May 21, 1996, the board of directors of the Company approved the adoption of a change in the fiscal year-end of the Company, from May 31st to December 31st. This change took effect with the year ending December 31, 1996. The following is a discussion of the operating results of the Company for the fiscal year ended December 31, 1997 and for the seven-month period ended December 31, 1996. Effective May 21, 1996, the Company changed the currency in which it reports its financial results from the Canadian dollar to the U.S. dollar. All comparative figures in the Company's consolidated financial statements included in this report and the discussion which follows are in U.S. dollars.

STATEMENTS OF OPERATIONS AND DEFICIT AND CHANGES IN FINANCIAL POSITION DATA.

RESULTS OF OPERATIONS.

OVERVIEW. During the periods indicated in the discussion which follows, the Company has been in the exploration and development stage of its business and therefore has earned no revenue from its operations. Variations in the level of expenses between periods have been as a result of the nature, timing and cost of the activities undertaken in the various periods. Financing of the continued exploration and development of the Soledad Mountain Project during such periods has been obtained through the sale of shares of common stock of the Company in predominantly offshore transactions, and through borrowings. Please see "Plan of Operations" below.

Operating results of the Company are summarized as follows:



                        Year Ended      Annualized Results  Seven Months Ended  Cumulative Since
                    December 31, 1997   December 31, 1996   December 31, 1996      Inception
                    -----------------   ------------------  ------------------  ----------------

General and
 administrative
 expense            $  1,095,943        $  917,000          $  535,131          $  3,237,800
Interest expense          96,320            97,000              56,472               302,902
Interest income          154,704           408,000             238,289               865,724
Net loss              (1,047,869)         (598,000)           (348,948)           (2,968,908)


For the year ended December 31, 1997, the Company incurred general and administrative expenses of $1,095,943, as compared to $535,131 ($917,000 on an annualized basis) for the seven month period ended December 31, 1996. The increase is primarily due to increased salaries resulting from the hiring of additional management personnel in 1997. Interest income for the year was $154,704, as compared to $238,289 ($408,000 on an annualized basis) for the seven month period. The decrease is due to a decrease in the Company's average cash balance during the year. As a result of the foregoing factors, the Company incurred a net loss of $1,047,869 for the year ended December 31, 1997, as compared to a net loss of $348,948 ($598,000 on an annualized basis) for the seven month period ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES.

GENERAL. The Company acquired the Soledad Mountain Project in 1986. Since then it has solidified its land position, conducted several drilling and sampling programs to delineate ore reserves, and taken steps to secure permits and approvals necessary to production activities. The Company previously reported that it expected to begin producing gold and silver from the project during the second half of 1998, once permitting was completed. Because of the downturn in world gold prices during the second half of 1997, however, the Company was not able to obtain financing for construction. As a consequence, production will be delayed until gold prices improve.

The Company has had no reported revenues from operations since inception, and is in the exploration or development stage. During the period from inception through December 31, 1997, the Company has used $2,140,000 in operating activities, primarily as the result of cumulative losses of $2,970,000. During the same period, the Company has used $24,429,000 in investing activities; these consisted of $23,144,000 in expenditures related to the Soledad Mountain Project and fixed asset purchases of $1,293,000. These operating and investing activities were financed by net borrowings of $2,714,000 under various long-term debt arrangements and from the sale of $24,982,000 of equity securities.

At December 31, 1997, the Company held $1,127,000 in cash and cash equivalents. As is discussed below under the heading "Plan of Operations", significant additional funds will be needed to put the Soledad Mountain Project into production. These funds are expected to come from additional sales of common stock and from bank or other borrowings. Alternatively, the Company may decide to enter into a joint development or other similar arrangement with another mining company to develop the project. The Company does not have a commitment for bank financing or for the underwriting of additional shares of its common stock, and is not a party to any agreement or arrangement providing for the joint development of the Soledad Mountain Project. Whether and to what extent additional or alternative financing options are pursued by the Company will depend on a number of important factors, including the results of further development activities at the Soledad Mountain Project, management's assessment of the financial markets, the overall capital requirements for development of the project, and the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of March 1, 1998, world gold prices were approximately $299 per ounce, a reduction of approximately 18% from prices a year ago. The project is not economical at current world gold prices and will not be economical until prices strengthen.

On May 23, 1996, the Company issued 5,500,000 special warrants, at a price of $1.37 (C$2.50) per warrant, and received aggregate gross proceeds of $10,004,000 (C$13,750,000). Each special warrant was exercisable for one share of common stock of the Company and one-half of a warrant which, under its original terms, entitled the holder to purchase one-half additional share of common stock of the Company at the price of $2.13 (C$2.90) at any time prior to November 28, 1997. On November 18, 1997, the exercise price of these warrants was reduced to $1.07 (C$1.525) and the exercise period extended to February 28, 1998, and on February 19, 1998, the exercise price was further reduced, to $0.49 (C$0.68) per share. Warrants for the purchase of 1,834,000 shares of common stock were thereafter exercised, generating gross proceeds of $879,264 (C$1,247,324) to the Company. These funds will be used to finance the 1998 development program described below, and as working capital.

YEAR ENDED DECEMBER 31, 1997. During the year ended December 31, 1997 the Company used $937,000 in operating activities, primarily as a result of a $1,049,000 net loss during the year. $5,079,000 of this amount was provided by financing activities, and consisted primarily of $5,444,000 raised through the sale of equity securities. $8,450,000 was used in investing activities:
$6,882,000 of this amount was expended on exploration, $1,020,000 was expended on property acquisitions and $548,000 was expended on fixed asset purchases.
As a result of the foregoing, the Company's cash balance decreased by $4,309,000, to $1,127,000, at December 31, 1997.

SEVEN MONTH PERIOD ENDED DECEMBER 31, 1996. The Company used $261,000 in its operating activities during the seven month period ended December 31, 1996, primarily as a result of a $349,000 net loss during the period. $231,000 of this amount was used in financing activities, and included $117,000 of debt repayment and costs of $124,000 associated with issuing shares of common stock. $3,889,000 was used in investing activities: $2,794,000 of this amount was expended on exploration, $463,000 was expended on property acquisitions and $632,000 was expended on fixed asset purchases. As a result of the foregoing, the Company's cash balance decreased by $4,382,000, to $5,436,000, at December 31, 1996.

PLAN OF OPERATIONS.

PROPOSED ACTIVITIES AND ESTIMATED COSTS.  As is more specifically disclosed in
Item 1 of this report, the Company has substantially completed exploration of the Soledad Mountain Project and intends to develop the project as an open pit gold and silver mine employing a cyanide heap leach recovery system. Development plans include the construction of infrastructure and processing facilities, mining by open pit methods and processing precious metals ores at a rate of up to 5.67 million tonnes (6.25 million tons) per year for at least nine years. Concurrent heap detoxification will be employed, followed by reclamation of the project site.

The initial capital costs of bringing the project into production are estimated to be $78,000,000; these include costs associated with the purchase of all necessary facilities and equipment, construction costs, start-up costs, working capital and contingency costs over a projected thirteen-month construction period. The Company presently cannot secure the financing needed to bring the project into production, and will not be able to do so unless gold prices and the conditions in the gold equity markets improve. Based on current project cost information, the Company believes world gold prices would have to achieve sustained levels of $340 per ounce or better before such financing could be obtained. The Company believes it is well-positioned to obtain this financing when market conditions improve.

The Company estimates that total average operating costs will be $5.87 per tonne ($5.32 per ton) of ore processed, based on a stripping ratio of 4.1 to 1. These operating costs consist of mining costs of $3.39 per tonne ($3.07 per ton), processing costs of $1.78 per tonne ($1.61 per ton) and general and administrative costs of $0.70 per tonne ($0.64 per ton). The Company also estimates that average annual production rates of 127,000 ounces of gold and 1,500,000 ounces of silver can be maintained for at least nine years, at an average cash cost (consisting of operating and royalty costs) of $182 per ounce of gold, net of silver credits. With the benefit of these higher production rates, the project is economically viable at a gold price of $340 per ounce and a silver price of $5.00 per ounce.

The Company had budgeted $1,950,000 for a additional development of the Soledad Mountain Project in 1998 to delineate additional ore. The program has three components: a 9,000 meter underground sampling of the major ore-bearing structures now accessible through 22 kilometers of underground workings; approximately 12,000 meters of reverse circulation drilling at five locations on the perimeter of the known proven and probable reserve area; and up to 6,000 meters of core drilling to test several high-priority exploration targets having the potential to improve overall grade or strip ratios. The Company is currently pursuing the additional financing necessary to fund the 1998 program.

The following table summarizes the activities proposed to be undertaken by the Company during the twelve-month period commencing January 1, 1998, and the estimated costs of such activities.

          Underground drilling               $   300,000
          Reverse circulation drilling         1,490,000
          Core drilling                          160,000
                                               ---------
                    Total                    $ 1,950,000
                                               =========

These development plans are based on a February 1998 feasibility study prepared for the Company by M3 Engineering and Technology Corporation incorporating the results of the Company's 1997 drilling program. The study was commissioned by the Company to obtain project financing, and to provide basic project engineering information. Ore reserve estimates and mine design features incorporated into the study were prepared by Mine Reserve Associates, in collaboration with the Company; basis engineering information was prepared by Bateman Engineering, Inc., and supplemented by M3 Engineering and Technology. The total cost of the feasibility study was $1,036,000.

The M3 Engineering and Technology study modifies and supersedes an earlier feasibility study completed in January 1997 by Pincock, Allen & Holt of Lakewood, Colorado, based on the Company's estimate of ore reserves prior to the 1997 drilling program and a different throughput design. The Pincock study included initial designs of the crushing plant, ore heap, solution handling systems, haul roads and associated surface infrastructure at the Soledad Mountain Project, and was prepared at a cost of $2,000,000.

The Company is currently evaluating the production and sale of aggregates from the Soledad Mountain Project. The Company believes waste rock and leached ore have several construction-related applications, and that the project's proximity to major north-south and east-west railroad lines enhances the potential of such a business. Neither the feasibility studies referred to above not any other revenue and cost figures contained in this report take such business into account.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") and Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources. SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not materially effect the Company's financial position, results of operations or cash flows; any effect will be limited to the form of its disclosures. Both statements are effective for years beginning after December 15, 1997, although they may be applied earlier.

THE YEAR 2000 ISSUE. The Company has conducted a comprehensive review of its computer systems to identify those that could be affected by the "Year 2000" issue. The Company believes its existing software is programmed to handle the Year 2000 issue. Further, any software purchased by the Company in the future will also be programmed to handle the issue.

Item 7.  FINANCIAL STATEMENTS.


See the Consolidated Financial Statements of the Company and the notes thereto at pages 26 through 39 of this report.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 4, 1996, the audit committee of the board of directors of the Company and the board of directors itself, each acting in accordance with the prior determination of the Company's management, determined to replace Chambers, Phillips & Co., (now Mackay & Partners), the Company's then current accountants, with BDO Dunwoody. Such change was approved by the Company's shareholders at the annual general meeting of shareholders held on November 13, 1996.

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




         [The balance of this page has been left blank intentionally.]

                                   PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The names, ages, business experience for at least the past five years and positions of the directors and executive officers of the Company as of March 1, 1998, are as follows. The Company's board of directors consists of six directors. All directors serve until the next annual meeting of the Company's stockholders or until their successors are elected and qualified. Executive officers of the Company are appointed by the board of directors.


Name and Age of                         Position with
Director or Executive Officer           the Company                   Principal Occupation
-----------------------------           -------------                 --------------------
Steven W. Banning (1)              President, Chief Executive         Officer of the Company
Age: 46                            Officer and Director

Bernard F. Goodson                 Vice-President - Administration    Officer of the Company
Age: 60                            and Controller

Richard W. Graeme                  Vice-President - Operations        Officer of the Company
Age: 56

Gordon C. Gutrath (1)              Director                           Geological Consultant
Age: 60

Jerrold W. Schramm (2)             Director                           Partner, Lawson Lundell
Age: 37                                                               Lawson & McIntosh (barristers
                                                                      and solicitors)

Chester Shynkaryk (2)              Secretary and Director             President of Visionary Mining
Age: 53                                                               Corporation (a mineral exploration
                                                                      company)

Edward G. Thompson (2)             Director and Chairman              President of E.G. Thompson
Age: 61                                 of the Board                  Mining Consultants Inc.

Christopher M.T. Thompson (1)      Director                           President of Castle Group, Inc.
Age: 50
____________________

     (1)  Member of the audit of the board of directors.
     (2)  Member of the compensation committee of the board of directors.


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

Item 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE.

The following table discloses compensation received by the Company's president and chief executive officer, its vice president of administration and controller, and its vice president of operations for the year ended December 31, 1997, the seven month period ended December 31, 1996 and the prior fiscal year ended May 31 1996. The Company had no other executive officers during 1997.


                          Annual Compensation
-----------------------------------------------------------------------------
                                                                    Other
                                                                    Annual
Executive Officer             Year (1)  Salary      Bonus        Compensation
-----------------             --------  ------      -----        ------------

Steven W. Banning (2)         1997      $220,000      -          $ 3,600 (3)
President and Chief           1996       116,667      -            2,100
 Executive Officer            1996       100,000      -            1,800

Bernard F. Goodson (5)        1997        86,000      -            3,600 (3)
Vice President of             1996        46,669      -            2,100
 Administration and           1996         6,667      -              300
 Controller

Richard W. Graeme (7)         1997       125,000      -                -
Vice President of             1996        64,167      -                -
 Operations                   1996        36,667      -                -
___________________



                                      Long-Term Compensation
-----------------------------------------------------------------------------------------------
                                        Dollar Value    Securities                   All Other
                                        of Restricted   Underlying     LTIP           Compen-
Executive Officer             Year (1)  Stock Awards   Options/SARS   Payouts          ation
-----------------             --------  ------------   ------------   --------       ----------

Steven W. Banning (2)         1997           -                  -        -              -
President and Chief           1996           -            190,000 (4)    -              -
 Executive Officer            1996           -            810,000        -              -

Bernard F. Goodson (5)        1997           -                  -        -              -
Vice President of             1996           -                  -        -              -
 Administration and           1996           -            100,000 (6)    -              -
 Controller

Richard W. Graeme (7)         1997           -                  -        -              -
Vice President of             1996           -                  -        -              -
 Operations                   1996           -            200,000 (8)    -              -
___________________


(1) The first year shown in the foregoing table for each of the named executive officers covers the year ended December 31, 1997. The second and third years shown in the table are for the seven month period ended December 31, 1996 and the year ended May 31, 1996, respectively.

                    [Footnotes continued on following page.]

(2) Mr. Banning was employed by the Company for six months during the fiscal year ended May 31, 1996.

(3)  Represents automobile allowances paid to Mr. Banning and Mr. Goodson.

(4) These options were granted pursuant to the terms of Mr. Banning's employment agreement: options for the purchase of 680,000 shares, exercisable at C$1.35 ($0.99) per share, were granted on December 1, 1995; options for the purchase of an additional 130,000 shares, exercisable at C$1.51 ($1.11) per share, were granted on February 21, 1996; and options to purchase the remaining 190,000 shares, exercisable at C$2.43 ($1.79) per share, were granted in November 1996 following shareholder of certain amendments to the Company's stock option plan.

(5) Mr. Goodson was employed by the Company for one month during the fiscal year ended May 31, 1996.

(6) These options were granted on May 21, 1996 and are exercisable at C$3.00 ($2.18) per share.

(7) Mr. Graeme was not employed by the Company until February 1, 1996 and, accordingly, was employed by the Company for four months during the fiscal year ended May 31, 1996.

(8) These options were granted on February 21, 1996 and are exercisable at C$1.51 ($1.10) per share.

TABLE OF AGGREGATE OPTIONS EXERCISED DURING THE FISCAL YEAR ENDED DECEMBER 31, 1996 AND FISCAL YEAR-END OPTION VALUES. The following table sets out certain information with respect to options to purchase shares of the common stock of the Company exercised during the year ended December 31, 1997 by the Company's named executive officers, and options held by such persons at the end of such year. Values are set forth in Canadian dollars, which is the currency in which the options are denominated. At March 1, 1998, each Canadian dollar was approximately equal to $1.4237.

                                                        Unexercised               Value of Unexercised
                         Securities     Aggregate       Options at              in-the-Money Options at
                          Acquired        Value      December 31, 1997             December 31, 1997
                         on Exercise    Realized            (#)                           (C$)
                             (#)          (C$)    Exercisable/Unexercisable   Exercisable/Unexercisable (1)
                         ------------   --------  -------------------------   -----------------------------

Steven W. Banning             0             0       893,334 / 106,666                     (See note 1)
Bernard F. Goodson            0             0        66,667 /  33,333                     (See note 1)
Richard W. Graeme             0             0       133,334 /  66,666                     (See note 1)
____________________


(1) The closing price of the common stock of the Company on The Toronto Stock Exchange on December 31, 1997 was C$0.90 ($0.63). None of the options were in-the-money at such date and, consequently, none had any value.

TABLE OF OPTIONS GRANTED DURING THE YEAR ENDED DECEMBER 31, 1997. No options were granted to the named executive officers during the year ended December 31, 1997.

TERMINATION OF EMPLOYMENT, CHANGE IN RESPONSIBILITIES AND EMPLOYMENT CONTRACTS.

EMPLOYMENT AGREEMENTS WITH STEVEN W. BANNING, BERNARD F. GOODSON AND RICHARD W. GRAEME. The Company has entered into employment agreements with Mr. Banning, its president and chief executive officer, Mr. Goodson, its vice president of administration and controller, and Mr. Graeme, its vice president of operations in May 1996. The agreements with Mr. Goodson and Mr. Graeme were amended in March 1997.

Each agreement provides for the payment of salary and bonuses, the grant of options to purchase shares of common stock, and the provision of certain other benefits, including those offered to employees generally. Mr. Banning receives an annual salary of $220,000 pursuant to his employment agreement with the Company. Mr. Goodson and Mr. Graeme receive annual salaries of $86,000 and $125,000, respectively, pursuant to their agreements.

The employment agreements also provide for compensation in the event the employee is terminated other than for cause; should this occur, the Company is required to pay the terminated employee an amount equal to 24 months' salary. The agreements provide that if there is a "change in control" (as defined in the agreements) of the Company and the employee's employment is subsequently terminated (unless such termination is for cause or by the employee for other than "good reason" as defined in the agreements), the employee is entitled to receive a lump sum severance payment equal to two times the employee's then current annual base salary, plus continued benefits for a period of 24 months. The agreements also provide that any existing stock options held by the terminated employee vest immediately upon termination and may be exercised by the employee for three months thereafter. The employment agreement with Mr. Banning is for a term of three years and the agreements with Mr. Goodson and Mr. Graeme are for an unspecified period. Each provides that the employee may terminate his employment upon six months' prior written notice to the Company.

CONSULTING AGREEMENT WITH ERIC W. KINNEBERG. Pursuant to the terms of a consulting agreement dated February 1, 1996 between the Subsidiary and Mr. Kinneberg, Mr. Kinneberg has agreed to serve as a consultant to the Subsidiary with respect to financial and related matters, and to perform such other consulting services to the Subsidiary, as the Subsidiary may propose. As consideration for such services, the Subsidiary has agreed to pay Mr. Kinneberg at the rate of $1,000 per day for services rendered and has further agreed to reimburse him for out-of-pocket expenses incurred in the performance of his services. The consulting agreement obligates Mr. Kinneberg to submit invoices to the Subsidiary no less often than monthly, specifying the services rendered during the month, and allows the Company to deduct $325 per month from amounts otherwise payable to Mr. Kinneberg for use of the Company's offices. The consulting agreement with Mr. Kinneberg is for a term of one month and is thereafter renewable, unless terminated either by the Company or Mr. Kinneberg, on a month-to-month basis. Since February 1, 1996, the Company has paid Mr. Kinneberg approximately $126,000 pursuant to the agreement.

REPORT ON REPRICING OF OPTIONS. The Company did not adjust or amend the exercise price of options previously awarded to any of the named executive officers during the year ended December 31, 1997. However, on January 28, 1998 the board of directors approved a resolution reducing, to $0.69 (C$1.00) per share, the exercise price of all outstanding options held by directors and employees of the Company or its subsidiaries having a greater exercise price. The resolution was proposed and adopted by the board in recognition of historically low gold prices and their effect on the market price of the Company's common stock, and out of concern that the Company could lose key employees during a critical stage of its development in the absence of such an incentive. The repricing provision will not take effect unless and until it is approved by the Company's stockholders and the Toronto Stock Exchange. The Company expects to submit the proposal to its stockholders at the annual general meeting of stockholders to be held later this year.

COMPENSATION OF DIRECTORS. The Company's articles of incorporation provide that the directors are entitled to be paid reasonable travelling, hotel and other expenses incurred by them in the performance of their duties as directors. The articles also provide that if a director is called upon to perform any professional or other services for the Company that are outside of the ordinary duties of a director, the director may be paid remuneration to be fixed by the directors, and such remuneration may be in addition to or in substitution for any other remuneration the director may be entitled to receive.

The Company does not pay directors' fees, and while it has no written policy or standard arrangement in this regard, its current policy is to grant options to its directors pursuant to the stock option plan described below. Generally, each director has been granted options to purchase an aggregate of 90,000 shares of common stock, and such additional options as the plan's compensation committee deems appropriate, taking into account the responsibilities and contributions of the directors. During the year ended December 31, 1997 the Company granted options to purchase 90,000 shares of its common stock to Mr. Schramm and options to purchase 40,000 shares to Edward G. Thompson, each of whom is a director. The options are exercisable on or before January 29, 2002, at an exercise price of C$2.70 ($2.01) per share. No other compensation was paid or given during the year for services rendered by the directors in such capacity, and no additional amounts were payable at year-end under any standard arrangements for committee participation or special assignments.

STOCK OPTION PLAN. The shareholders of the Company approved the establishment of a stock option plan for directors, officers and employees of the Company and its subsidiaries in November 1992. A maximum of 10% of the number of shares of common stock issued and outstanding from time to time are reserved for issuance pursuant to options granted under the plan, and no person is entitled to be granted options constituting more than 5% of the number of then outstanding shares.

The exercise price of each option granted under the plan is not be less than the market price of the common stock on the Toronto Stock Exchange as of the date of grant. All options granted under the plan expire not later than five years after the date of grant. The options are not transferable, other than by will or other testamentary instrument or pursuant to the laws of succession.
If an optionee is dismissed, removed or otherwise ceases to be a director, officer or employee of the Company or its subsidiaries (other than for cause or as a result of his or her death), then his or her unexercised options terminate; termination is effective on the normal expiration date of the unexercised options or 30 days after the person's relationship with the Company or its subsidiaries has ended, whichever is earlier. In the event an optionee is dismissed as a director, officer or employee of the Company or one of its subsidiaries for cause, all unexercised options terminate immediately.

In February 1996 the board of directors approved an amendment to the plan, replacing the current "rolling maximum" limitation on the number of shares of common stock issuable pursuant to options granted under the plan with a fixed maximum of 3,300,000 shares of common stock. The directors also approved a "vesting" amendment to the plan which provided that one-third of the options granted to officers of the Company and its subsidiaries would vest, or become exercisable, on the date of grant and that an additional one-third would vest on each of the next two anniversaries of the date of grant. These amendments were approved by the stockholders of the Company at the annual general meeting held on November 13, 1996, and were also subsequently approved by the Toronto Stock Exchange.

The plan is administered by the compensation committee of the board of directors, currently comprised of directors Schramm, Shynkaryk and director Edward G. Thompson.

OPTIONS TO PURCHASE SECURITIES. As at December 31, 1997, options to acquire an aggregate of 2,300,000 shares of common stock were outstanding under the Company's stock option plan, as follows:

                                                                            Number of
                                                                              Common      Exercise Price
                                                                           Shares Under    Per Common
Class of Optionees                 Date of Grant       Expiry Date         Options (1)    Share (C$-US$)
------------------                 -------------       -----------         ------------   ----------------

Executive officers of Golden       December 1, 1995    December 1, 2000    680,000        C$1.35    (0.99)
  Queen (three persons)            February 21, 1996   February 21, 2001   330,000          1.51    (1.11)
                                   May 21, 1996        May 21, 2001        100,000          3.00    (2.18)
                                   October 4, 1996     October 4, 2001     190,000          2.43    (1.79)

Directors of Golden Queen who are  December 21, 1993   December 21, 1998    75,000        C$0.592   (0.44)
  not also executive officers of   August 24, 1994     August 24, 1999     100,000           0.55   (0.40)
  Golden Queen                     September 21, 1994  September 21, 1999   90,000           1.50   (1.10)
  (five persons)                   December 2, 1994    December 2, 1999     70,000           1.45   (1.07)
                                   February 21, 1996   February 21, 2001    20,000           1.51   (1.11)
                                   January 29, 1997    January 29, 2002    130,000           2.70   (2.01)

Executive officers of the          February 21, 1996   February 21, 2001    90,000        C$1.51    (1.11)
  Subsidiary who are not
  also executive officers
  or directors of Golden
  Queen (one person)

All other employees of the         August 24, 1994     August 24, 1999      30,000        C$0.55    (0.40)
  Subsidiary                       July 20, 1995       July 20, 2000        60,000          1.35    (0.99)
  (nine persons)                   June 27, 1996       June 27, 2001        50,000          2.30    (1.69)
                                   November 19, 1996   November 19, 2000    85,000          2.60    (1.94)
                                   March 25, 1997      June 25, 2000        70,000          3.20    (2.32)
____________________


(1) Consists of all shares of common stock issuable upon the exercise of options granted as at December 31, 1997, including those that had not vested at such date.


         [The balance of this page has been left blank intentionally.]

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of March 18, 1998, the names of, and number of shares of common stock of the Company beneficially owned by, persons known to the Company to own more than five percent (5%) of the Company's common stock; the names of, and number of shares beneficially owned by each director and executive officer of the Company; and the number of shares beneficially owned by, of all directors and executive officers as a group. At such date, the number of shares of common stock of the Company outstanding or deemed outstanding pursuant to presently exercisable options, warrants and conversion privileges was 31,813,975 shares.

                              Amount and Nature of
                              Beneficial Ownership
                              (all direct unless            Percent
Name of Owner                 otherwise noted)              of Class
-------------                 --------------------          --------

Steven W. Banning (1), (2)         1,062,000                3.34 %

Bernard Goodson (3)                  100,000                0.31 %

Richard W. Graeme (4)                200,000                0.63 %

Gordon C. Gutrath (1), (5)           220,000                0.69 %

Jerrold W. Schramm (1), (6)          115,000                0.36 %

Chester Shynkaryk (1), (7)           414,508                1.30 %

Edward G. Thompson (1), (8)          213,300                0.67 %

Christopher M.T. Thompson (9)        310,300                0.98 %

All directors and executive officers
  as a group (8 persons) (10)      2,635,108                8.28 %

Harris Clay (11)                   2,469,639                7.76 %
Landon T. Clay (12)                1,702,622                5.35 %

Goodman and Company (13)           4,585,800                14.41%
__________________

(1)  A director of the Company.
(2)  Includes presently exercisable options for the purchase of 893,334 shares.
(3)  Includes presently exercisable options for the purchase of 66,667 shares.
(4)  Includes presently exercisable options for the purchase of 133,333 shares.
(5)  Includes presently exercisable options for the purchase of 115,000 shares.
(6)  Includes presently exercisable options for the purchase of 115,000 shares.
(7)  Includes presently exercisable options for the purchase of 200,000 shares.
(8)  Includes presently exercisable options for the purchase of 155,000 shares.
(9)  Includes presently exercisable options for the purchase of 155,000 shares.
(10) See notes 2 through 9 above.
(11) Consists of: 1,094,172 shares held directly by Mr. Clay; 577,250 shares held by Arctic Coast Petroleum Ltd, with which Mr. Clay is affiliated; and 798,217 shares held by the estate of an individual of which Mr. Clay is the executor. Harris Clay and Landon T. Clay are brothers.
(12) Consists of: 1,094,595 shares held directly by Mr. Landon T. Clay; 4,663 shares held by the LTC Corp. Profit Sharing and Retirement Plan, of which Mr. Clay is a trustee; 26,114 shares held by LTC Corp., with which Mr. Clay is affiliated; and 577,250 shares held by Arctic Coast Petroleum Ltd., with which Mr. Clay is affiliated. In addition, Mr. Clay is related to two charitable trusts, The Landon T. Clay Charitable Lead Trust Dated 11/30/83 and The Landon T. Clay Charitable Lead Trust II, which hold an aggregate 3,039,842 shares. Mr. Clay has no beneficial interest in the trusts, and does not directly or indirectly exercise control over the direction of either of the trusts, and therefore disclaims beneficial ownership of these shares. Landon T. Clay and Harris Clay are brothers.
(13) Goodman and Company is a Canadian investment dealer. The shares noted in this table are held by various funds that are managed by Goodman and Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Based solely upon its review of Forms 3 and 4, as amended, furnished to it during its most recent fiscal year, and Forms 5, as amended, furnished to it with respect to such year, the Company believes all directors and executive officers timely filed all reports required to be filed pursuant to section 16(a) of the Securities Exchange Act of 1934.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH LANDON T. CLAY AFFILIATES. In August 1995, the Company completed a private placement of 1,929,160 shares of common stock at a price of C$1.25 ($0.92) per share. 272,600 of these shares were issued to the Landon T. Clay Charitable Lead Trust and 163,560 shares were issued to the Landon T. Clay Charitable Lead Trust II.

On March 19, 1996, the Subsidiary issued two debentures in the aggregate principal amount of $1,000,000 to the Landon T. Clay Charitable Lead Trust II and the Landon T. Clay Charitable Lead Trust dated 11/30/83. The debentures bear interest at a rate of 9.5% per annum and mature March 19, 1998. Each is convertible into shares of common stock of the Company, at the option of the holder, at a conversion price of C$2.00 ($1.46) per share, subject to customary "anti-dilution" provisions set out in the debenture instruments.

Mr. Clay has agreed to convert the debentures into shares of common stock provided the conversion price is reduced to C$0.68 ($0.49) to reflect the current price of the stock. If the debentures were converted into shares of common stock at the reduced conversion price, an aggregate of 2,017,941 shares of common stock would be issued, compared to 686,100 shares at the current conversion price. On January 28, 1998, the board of directors approved a resolution reducing the conversion price, which was approved by the Toronto Stock Exchange. On March 18, 1998 the debentures were converted to common shares.

TRANSACTIONS WITH CHESTER SHYNKARYK. During the fiscal year ended May 31, 1996, the Company paid consulting fees of C$50,000 ($37,000) to Mr. Shynkaryk for services rendered by him as the Company's president, pursuant to the terms of a management agreement dated June 30, 1986, as amended January 30, 1990. The agreement obligated Mr. Shynkaryk to perform services for the Company consistent with his title as president, including investigating opportunities for the Company to participate in the exploration and development of resource properties, procuring financing for the Company, when required, and, in general, assisting in the general administration of the Company. These fees were payable to Mr. Shynkaryk at the rate of C$3,500 per month. The agreement was terminated in December 1995, when Mr. Banning replaced Mr. Shynkaryk as president.

TRANSACTIONS WITH LAWSON LUNDELL LAWSON & MCINTOSH. Jerrold W. Schramm, a director of Golden Queen, is a partner of the law firm of Lawson Lundell Lawson & McIntosh, counsel to the Company. During the year ended December 31, 1997, the seven month period ended December 31, 1996 and the fiscal year ended May 31, 1996, the Company paid Lawson Lundell Lawson & McIntosh $104,749, $133,841 and $15,506 for legal services rendered on behalf of the Company and its subsidiary. No members of the firm of Lawson Lundell Lawson & McIntosh other than Mr. Schramm owned any shares of common stock of the Company, or rights or options to purchase such stock, at December 31, 1997.



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

     10.17 Amendment to employment agreement dated March 28, 1997 between the registrant and Richard W. Graeme. Filed herewith.

     10.18 Amendment to employment agreement dated March 28, 1997 between the registrant and Bernard F. Goodson. Filed herewith.

     1.0            Subsidiaries of the Registrant.  Previously filed as
                    Exhibit 21.0 to the registrant's registration statement on Form 10-SB and incorporated by reference herein.

     2.40 Power of attorney and consent on Form F-X. Previously filed as Exhibit 24.0 to the registrant's registration statement on Form 10-SB and incorporated by reference herein.

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

Report of Independent Auditors

To the Shareholders of
Golden Queen Mining Co. Ltd.
Vancouver, B.C.

We have audited the accompanying consolidated balance sheets of Golden Queen Mining Co. Ltd. and Subsidiary (a development stage company) as of December 31, 1997 and 1996, and the related consolidated statements of loss, changes in shareholders' equity, and cash flows for the year and seven month period then ended. We have also audited the statements of loss, shareholders' equity and cash flows for the period from inception (November 21, 1985) through December 31, 1997, except that we did not audit these financial statements for the period from inception (November 21, 1985) through May 31, 1996; those statements were audited by other auditors whose report dated July 12, 1996, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. Our opinion, insofar as it relates to the amounts for the period from inception (November 21, 1985) through May 31, 1996, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Queen Mining Co. Ltd. and Subsidiary as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year and seven month period then ended and the period from inception (November 21, 1985) through December 31, 1997, in conformity with generally accepted accounting principles in the United States.

BDO Dunwoody
Chartered Accountants
(Internationally BDO Binder)

March 18, 1998
Vancouver, British Columbia

                         GOLDEN QUEEN MINING CO. LTD.
                        (a development stage company)
                         Consolidated Balance Sheets
                                (U.S. dollars)




                                   December 31,             December 31,
                                      1997                     1996
                                   ------------             ------------
Assets

Current Assets:
 Cash and cash equivalents         $    1,127,234           $    5,436,497
 Receivables                               14,798                  133,164
 Prepaid expenses and
     other current assets                  77,773                   55,603
                                    -------------            -------------
Total current assets                    1,219,805                5,625,264

Property and equipment, net (Note 1)    1,164,651                  683,310
Mineral properties (Notes 2, 5 and 8)  22,104,335               14,741,678
Other assets (Note 3)                     892,928                  353,500
                                    -------------            -------------
                                   $   25,381,719           $   21,403,752
                                    =============            =============

Liabilities and Shareholders' Equity

Current Liabilities:
 Accounts payable                  $      384,388           $      507,713
 Accrued liabilities                       69,427                   69,046
 Current maturities of long-term
     debt (Note 5)                         45,034                  203,175
                                    -------------            -------------
Total current liabilities                 498,849                  779,934

Long-term debt, less current
     maturities (Note 5)                1,857,189                1,901,520
                                    -------------            -------------
Total liabilities                       2,356,038                2,681,454
                                    -------------            -------------

Commitments and Contingencies
     (Notes 3 and 8)

Shareholders' Equity:

Preferred shares, no par,
     3,000,000 shares authorized;
     no shares outstanding                      -                        -
     Common shares, without par,
     100,000,000 shares authorized;
     25,708,400 and 22,051,400
     shares issued (Notes 6 and 7)     26,400,594               20,886,029
Deficit accumulated during
     the development stage             (3,374,913)              (2,163,731)
                                        ---------                ---------
Total shareholders' equity             23,025,681               18,722,298
                                       ----------               ----------
                                   $   25,381,719           $   21,403,752
                                       ==========               ==========


         See Accompanying Summary of Accounting Policies and Notes to
                      Consolidated Financial Statements.

                         GOLDEN QUEEN MINING CO. LTD.
                        (a development stage company)
                       Consolidated Statements of Loss
                               (U.S. dollars)

                                                                                       Cumulative Amounts
                                                                                     From Date of Inception
                                                                                      (November 21, 1985)
                                           Year Ended            Seven Months Ended         through
                                        December 31, 1997        December 31, 1996     December 31, 1997
                                        -----------------        ------------------  -----------------------

General and administrative expenses     $    1,095,943           $    535,131        $    3,237,800
Interest expense                                96,320                 56,472               302,902
Interest income                               (154,704)              (238,289)             (865,724)
Abandoned mineral interests                          -                      -               277,251
Other (income) expense                          10,310                 (4,366)               16,679
                                         -------------            -----------         -------------

Net loss                                $   (1,047,869)          $   (348,948)       $   (2,968,908)
                                         =============            ===========         =============

Net loss per share                      $        (0.04)          $      (0.02)
                                         =============            ===========

Weighted average shares outstanding         23,325,823             19,446,428
                                            ==========             ==========










             See Accompanying Summary of Accounting Policies and
                  Notes to Consolidated Financial Statements

                         GOLDEN QUEEN MINING CO. LTD.
                        (a development stage company)
          Consolidated Statements of Changes in Shareholders' Equity
                               (U.S. dollars)


                                                                   Deficit
                                                                 Accumulated
From the Date of Inception                                       During the
  (November 21, 1985)                  Common Shares             Development
through December 31, 1997          Shares            Amount         Stage       Total Equity
--------------------------------------------------------------------------------------------

November 21, 1985
 Issuance of common shares
     for cash                      1,425,001      $    141,313   $         -    $    141,313
 Net loss for the year                     -                 -       (15,032)        (15,032)
                                   ---------------------------------------------------------

Balance, May 31, 1986              1,425,001           141,313       (15,032)        126,281
 Issuance of common shares
     for cash                        550,000           256,971             -         256,971
 Issuance of common shares for
   mineral property                   25,000            13,742             -          13,742
 Net loss for the year                     -                 -       (58,907)        (58,907)
                                   ---------------------------------------------------------


Balance, May 31, 1987              2,000,001           412,026       (73,939)        338,087
 Issuance of common shares
     for cash                      1,858,748         1,753,413             -       1,753,413
 Net income for the year                   -                 -        38,739          38,739
                                   ---------------------------------------------------------

Balance, May 31, 1988              3,858,749         2,165,439       (35,200)      2,130,239
 Issuance of common shares
     for cash                      1,328,750         1,814,133             -       1,814,133
 Issuance of common shares for
   mineral property                  100,000           227,819             -         227,819
 Net loss for the year                     -                 -      (202,160)       (202,160)
                                   ---------------------------------------------------------

Balance, May 31, 1989              5,287,499         4,207,391      (237,360)      3,970,031
 Issuance of common shares
     for cash                      1,769,767         2,771,815             -       2,771,815
 Issuance of common shares for
   mineral property                    8,875            14,855             -          14,855
 Net loss for the year                     -                 -      (115,966)       (115,966)
                                   ---------------------------------------------------------

Balance, May 31, 1990              7,066,141         6,994,061      (353,326)      6,640,735
 Net income for the year                   -                 -        28,706          28,706
                                   ---------------------------------------------------------

Balance, May 31, 1991              7,066,141         6,994,061      (324,620)      6,669,441
 Net loss for the year                     -                 -      (157,931)       (157,931)
                                   ---------------------------------------------------------

Balance, May 31, 1992              7,066,141         6,994,061      (482,551)      6,511,510
 Net loss for the year                     -                 -      (285,391)       (285,391)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.


                         GOLDEN QUEEN MINING CO. LTD.
                        (a development stage company)
          Consolidated Statements of Changes in Shareholders' Equity
                              (U.S. dollars)

                                                                   Deficit
                                                                 Accumulated
From the Date of Inception                                       During the
  (November 21, 1985)                  Common Shares             Development
through December 31, 1997          Shares            Amount         Stage          Total Equity
-----------------------------------------------------------------------------------------------

Balance, May 31, 1993              7,066,141         6,994,061      (767,942)      6,226,119
 Issuance of common shares
     for cash                      5,834,491         1,536,260             -       1,536,260
 Share issue costs                         -                 -       (18,160)        (18,160)
 Issuance of common shares for
   mineral property                  128,493            23,795             -          23,795
 Loss for the year                         -                 -      (158,193)       (158,193)
                                   ---------------------------------------------------------

Balance, May 31, 1994             13,029,125         8,554,116      (944,295)      7,609,821
 Issuance of common shares
     for cash                        648,900           182,866             -         182,866
 Loss for the year                                                  (219,576)       (219,576)
                                   ---------------------------------------------------------

Balance, May 31, 1995             13,678,025         8,736,982    (1,163,871)      7,573,111
 Issuance of common shares
     for cash                      2,349,160         2,023,268             -       2,023,268
 Issuance of common shares
     for debt                        506,215           662,282             -         662,282
 Issuance of 5,500,000 special
   warrants                                -         9,453,437             -       9,453,437
 Special warrants issue cost               -                 -      (100,726)       (100,726)
 Loss for the year                         -                 -      (426,380)       (426,380)
                                   ---------------------------------------------------------

Balance, May 31, 1996             16,533,400        20,875,969    (1,690,977)     19,184,992
 Issuance of common shares
     for cash                         18,000            10,060             -          10,060
 Issuance of common shares for
   special warrants                5,500,000                 -             -               -
 Special warrants issue cost               -                 -      (123,806)       (123,806)
 Net loss for the period                   -                 -      (348,948)       (348,948)
                                   ---------------------------------------------------------

Balance, December 31, 1996        22,051,400        20,886,029    (2,163,731)     18,722,298
 Issuance of common shares
     for cash                        157,000           157,050             -         157,050
 Issuance of 3,500,000 special
   warrants                                -         5,287,315             -       5,287,315
 Issuance of common shares for
   special warrants                3,500,000                 -             -               -
 Options to non-employee directors         -            70,200             -          70,200
 Special warrants issue cost               -                 -      (163,313)       (163,313)
 Loss for the year                         -                 -    (1,047,869)     (1,047,869)
                                   ---------------------------------------------------------

Balance, December 31, 1997        25,708,400      $ 26,400,594   $(3,374,913)   $ 23,025,681
                                  ==========================================================




             See Accompanying Summary of Accounting Policies and
                  Notes to Consolidated Financial Statements.

                         GOLDEN QUEEN MINING CO. LTD.
                         (a development stage company)
                       Consolidated Statements of Cash Flows
                                 (U.S. dollars)

                 Increase (Decrease) in Cash and Cash Equivalents

                                                                                       Cumulative Amounts
                                                                                     From Date of Inception
                                                                                      (November 21, 1985)
                                           Year Ended            Seven Months Ended         through
                                        December 31, 1997        December 31, 1996     December 31, 1997
                                        -----------------        ------------------  -----------------------

Operating Activities:
  Net loss                              $    (1,047,869)         $    (348,948)      $    (2,968,908)
  Adjustments to reconcile net loss to
     cash used in operating activities:
       Write-off of mineral properties                -                      -               277,251
       Amortization and depreciation             66,962                 19,236               108,872
       Loss on disposition of property
            and equipment                             -                    214                10,949
  Options to directors                           70,200                      -                70,200
  Changes in assets and liabilities:
       Receivables                              118,366               (125,949)              (14,798)
       Prepaid expenses and other
            current assets                      (22,170)                 7,171               (77,773)
       Accounts payable and accrued
            liabilities                        (122,944)               186,944               453,815
                                         --------------           ------------        --------------
Cash used in operating activities              (937,455)              (261,332)           (2,140,392)
                                         --------------           ------------        --------------

Investment Activities:
  Deferred exploration and development
      expenditures                           (6,881,711)            (2,793,637)          (17,861,495)
  Deposits on mineral properties               (539,428)                (3,500)             (892,928)
  Purchase of mineral properties               (480,946)              (459,824)           (4,389,880)
  Purchase of property and equipment           (548,303)              (632,328)           (1,292,964)
  Proceeds from sale of property and
   equipment                                          -                      -                 8,492
                                         --------------           ------------        --------------

Cash used in investment activities           (8,450,388)            (3,889,289)          (24,428,775)
                                         --------------           ------------        --------------

Financing Activities:
     Borrowing under long-term debt                   -                      -             3,766,502
     Payment of long-term debt                 (202,472)              (117,139)           (1,051,997)
     Issuance of common stock for cash          157,050                 10,060            10,647,149
     Share issue costs                         (163,313)              (123,806)             (406,005)
     Issuance of special warrants             5,287,315                      -            14,740,752
                                         --------------           ------------        --------------
Cash provided by (used in) financing
  activities                                  5,078,580               (230,885)           27,696,401


             See Accompanying Summary of Accounting Policies and
                  Notes to Consolidated Financial Statements.

                         GOLDEN QUEEN MINING CO. LTD.
                         (a development stage company)
                    Consolidated Statements of Cash Flows
                               (U.S. dollars)

               Increase (Decrease) in Cash and Cash Equivalents

                                                                                       Cumulative Amounts
                                                                                     From Date of Inception
                                                                                      (November 21, 1985)
                                           Year Ended            Seven Months Ended         through
                                        December 31, 1997        December 31, 1996     December 31, 1997
                                        -----------------        ------------------  -----------------------

Net change in cash and cash equivalents      (4,309,263)              (4,381,506)           1,127,234

Cash and cash equivalents, beginning
  balance                                     5,436,497                9,818,003                    -
                                           ------------             ------------           ----------

Cash and cash equivalents,
  ending balance                        $     1,127,234          $     5,436,497     $      1,127,234
                                           ============             ============         ============

Non-cash financing and investing activities:
  Conversion of long-term debt to
     common shares                      $             -          $             -     $        662,282
  Mineral property acquired through
     the issuance of long-term debt     $             -          $     1,084,833     $      1,084,833
  Exchange of note for future royalty
     payments                           $             -          $             -     $        150,000
  Shares for mineral property           $             -          $             -     $        280,211

Cash paid during the period for:
  Interest                              $       199,114          $        88,361     $        548,719
  Income taxes                          $             -          $             -     $              -










             See Accompanying Summary of Accounting Policies and
                  Notes to Consolidated Financial Statements.

                         GOLDEN QUEEN MINING CO. LTD.
                        (a development stage company)
                        Summary of Accounting Policies

NATURE OF BUSINESS AND PRINCIPLES OF CONSOLIDATION. Golden Queen Mining Co. Ltd. ("Golden Queen" or the "Company") is engaged in acquiring and maintaining gold mining properties for exploration, future development and production. The Company was formed on November 21, 1985. Since its inception the Company has been in the development stage. Planned activities involve bringing to operation a precious metals mine located in Kern County, California. These consolidated financial statements include the accounts of Golden Queen Mining Co. Ltd. ("Golden Queen"), a British Columbia corporation, and its wholly-owned subsidiary, Golden Queen Mining Company, Inc. (the "Subsidiary"), a United States, (State of California) corporation.

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

FISCAL-YEAR CHANGE. The board of directors approved a change in the Company's fiscal year end from May 31 to December 31, effective calendar year beginning January 1, 1997. A seven-month fiscal transition period from June 1, 1996 through December 31, 1996 preceded the start of the new calendar-year cycle. Fiscal years presented and referred to in these consolidated financial statements and notes thereto are on a December 31 fiscal-year basis unless otherwise noted.

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

In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", management of the Company reviews the carrying value of its mineral properties on a regular basis. Estimated undiscounted future cash flow from the mineral properties is compared with the current carrying value. Reductions to the carrying value, if necessary, are recorded to the extent the net book value of the property exceeds the estimate of future undiscounted cash flow.

FOREIGN CURRENCY TRANSLATION. Golden Queen has adopted the United States dollar as its reporting currency for its financial statements prepared after May 21, 1996 as the United States dollar is the currency of the primary economic environment in which Golden Queen and the Subsidiary conduct business and is considered the appropriate functional currency for the Company's operations. Balances held in Canadian dollars are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," ("SFAS 52"). Assets and liabilities in foreign currencies are translated into dollars at the rates ruling at the balance sheet date. Revenues and expenses are translated at average rates for the year. The net exchange differences resulting from these transactions are dealt with as shareholder's equity. Where amounts denominated in a foreign currency are converted into dollars by remittance or repayment, the realized exchange differences are included in other income.

The exchange rates prevailing at both December 31, 1997 and December 31, 1996 were 1.43 and 1.37, respectively. The average rates of exchange during the year ended December 31, 1997 and the seven month period ended December 31, 1996 were 1.39 and 1.36, respectively.

NET LOSS PER SHARE. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS 128"), which requires dual presentation of basic earnings per share and diluted earnings per share on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Adoption of this statement did not materially effect the Company's financial position, results of operations or cash flows. Basic earnings per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debt. Since the Company's stock options, warrants and convertible debt are anti-dilutive for all periods presented, only basic earnings per share is presented. A total of 5,735,000 common shares were issuable pursuant to such stock options, warrants and convertible debt at December 31, 1997.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivables, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of long-term debt approximates its carrying value because the stated rates of the debt reflect recent market conditions or because the rates are variable in nature.

NEW ACCOUNTING PRONOUNCEMENTS. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") and Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources. SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not materially effect the Company's financial position, results of operations or cash flows; any effect will be limited to the form of its disclosures. Both statements are effective for years beginning after December 15, 1997, although they may be applied earlier.

RECLASSIFICATIONS. Certain amounts in the December 31, 1996 financial statements have been reclassified to conform to the December 31, 1997 presentation.

                         GOLDEN QUEEN MINING CO. LTD.
                        (a development stage company)
                 Notes to Consolidated Financial Statements


1.   PROPERTY AND EQUIPMENT.

Property and equipment consists of:

                              December 31,        December 31,
                                 1997                1996
                              ------------        ------------
     Building                 $    145,948        $         -
     Furniture and fixtures         74,186             67,320
     Equipment                     243,533             82,916
     Automobiles                   129,986            108,495
     Rental properties             707,600            262,886
     Construction in progress            -            231,333
                                 ---------          ---------
                                 1,301,253            752,950
     Less accumulated
       depreciation                136,602             69,640
                                 ---------          ---------
     Property and equipment,
       net                    $  1,164,651        $   683,310
                                ==========          =========

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

The Company's investment in mineral properties consists of the following:

                                        December 31,             December 31,
                                           1997                     1996
                                        ------------             ------------
     Deferred exploration and
      development expenditures,
      beginning of period               $ 9,799,839              $ 7,006,202
     Costs capitalized during the year:
      Engineering                         1,226,118                  368,160
      Geology/drilling                    3,739,064                1,279,775
      Permitting/environmental              671,362                  504,915
      Metallurgical testing                  96,582                   31,552
      Other direct costs                  1,148,585                  609,235
                                         ----------               ----------
     Deferred exploration and
      development expenditures,
      end of period                      16,681,550                9,799,839
     Properties                           3,813,270                3,619,364
     Advance minimum royalties            1,609,515                1,322,475
                                         ----------               ----------
     Mineral properties                 $22,104,335              $14,741,678
                                         ==========               ==========

3. OTHER ASSETS. On April 1, 1995, the Company acquired an option to purchase all of the issued and outstanding shares of a privately held California corporation holding an interest in a previously uncontracted tract of land located near the Soledad site. The option called for an initial non-refundable payment of $100,000 in exchange for access to the property for a period of nine months to evaluate the presence of mineral reserves. At the end of the nine month period, the Company chose to exercise its option to purchase the shares of the corporation by making the initial purchase payment of $250,000. This was followed by a second payment of $500,000 on July 1, 1997. An additional $750,000 is due upon reaching sustained production or July 1, 1999 whichever comes first. The Company has no legal obligation to continue making payment and cannot perfect its rights as a shareholder of the corporation until full payment under the option is made. Upon commencement of commercial production, the Company will pay a royalty of 1% of gross smelter returns for a period of up to 60 years, not to exceed $60,000,000.

4. INCOME TAXES. At December 31, 1997 and December 31, 1996, the Company had deferred tax assets of approximately $364,000 and $127,000, respectively, principally arising from net operating carryforwards for income tax purposes, offset by development costs expended for income tax purposes but capitalized for financial reporting purposes. As management of the Company cannot determine if it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established at both December 31, 1997 and December 31, 1996.

As at December 31, 1997, the Company had net operating loss carryforwards available to reduce taxable income in future years as follows:

               Country                  Amount         Expiration Dates

          United States                 $14,500,000    2002 - 2012
          Canada                        $ 1,000,000    1998 - 2004


The potential effect on future income taxes which may result from the application of these losses has not been reflected in these financial statements.






     [The balance of this page has been left blank intentionally.]

5.   LONG-TERM DEBT.

Long-term debt consists of the following:

                                                                 December 31,             December 31,
                                                                    1997                     1996

Debenture convertible at the option of the holder into
  common shares at a conversion price of C$2.00 ($1.46)
  per common share.  The debenture bears interest at 9.5%,
  due March 19, 1998, unsecured, subsequently converted.         $  1,000,000             $  1,000,000

Note due to a corporation, payable in monthly installments
  of $9,275, including interest at prime plus 2% (10.5% at
  December 31, 1997), estimated to mature in June 2012 and
  collateralized by mineral property.                                 826,694                  850,000

9% note due, payable in monthly installments of $600
  including interest, maturing June 2006,
  collateralized by mineral property.                                  42,638                   45,838

10% note due to a collective group of individuals, payable in monthly installments of $1,500 including interest, maturing at the earlier of April 1999 or commencement of production,
  collateralized by mineral property.                                  28,891                   42,074

Non-interest bearing note payable to an individual, due on
  July 1, 1999, secured by a grant deed, collateralized by
  well and related water rights.                                        4,000                    9,000

12% note due, payable in monthly installments of $16,659
  including interest, maturing November 1997, collateralized
  by mineral property.                                                      -                  157,783
                                                                   ----------               ----------

Total long-term debt                                                1,902,223                2,104,695
Current maturities                                                     45,034                  203,175
                                                                   ----------               ----------
Long-term debt, less current maturities                          $  1,857,189             $  1,901,520
                                                                   ==========               ==========


Scheduled long-term debt maturities at December 31,1997 are as follows:

          Year ending December 31,         Amount

          1998                          $    45,034
          1999                               49,440
          2000                               35,877
          2001                               39,763
          2002                               44,070
          Thereafter                        688,039
                                         ----------
                                        $   902,223
          Conversion of debentures
            into common shares            1,000,000
                                          ---------
                                        $ 1,902,223
                                         ==========

On March 18, 1997, the convertible debentures were retired through the issuance of 2,017,941 shares of the Company's common stock. Accordingly, the convertible debentures are reported as a non-current liability at December 31, 1997.

6. SHARE CAPITAL. On May 23, 1996 the Company issued 5,500,000 Special Warrants under a Special Warrant indenture in exchange for $9,453,437. All of the special warrants were exercised on September 10, 1996, without additional payment, for one common share and one-half of one warrant. Each full warrant issued upon exercise of the special warrants entitles its holder to purchase one common share at a price of C$1.525 ($1.07 U.S. dollars). All of the 2,750,000 warrants are outstanding at December 31, 1997 and were exercisable through February 28, 1998 (subject to the application of certain "accelerated" expiry provisions).

On May 29, 1997 the Company issued 3,500,000 special warrants in exchange for $5,287,315. All of the special warrants were exercised on September 6, 1997, without any additional payment for one common share.

7. STOCK OPTION PLAN. Under its amended 1996 stock option plan, the Company may grant options to purchase up to 3,300,000 shares of common stock to officers, directors and employees. The exercise price for all stock options is the closing price of the Company's common shares (in Canadian dollars) as traded on the Toronto Stock Exchange on the date of grant. Options issued to directors who are not employees vest immediately. For all other options, the right to exercise vests over a two year period in equal increments on the date of grant and on each of the first two anniversaries of such date. All stock options issued and outstanding as of December 31, 1997 expire at a date determined by the Company's Board of Directors, not exceeding five years from the date of grant, or after 39 months from the date of grant if not specified.

The following is a summary of stock option activity:

                              Year Ended               Seven Month Period Ended
                          December 31, 1997                December 31, 1996
                         --------------------          ------------------------
                         Shares / Price Range            Shares / Price Range

Options outstanding,
  beginning of period    2,257,000 / $0.40-2.18        1,950,000 / $0.40-2.18
Options granted            200,000 / $2.01-2.32          325,000 / $1.69-1.90
Options exercised        (157,000) / $0.40-1.11         (18,000) / $0.56
                         ----------------------        ----------------------
Options outstanding,
  end of period          2,300,000 / $0.40-2.32        2,257,000 / $0.40-2.18

Options exercisable      2,018,334 / $0.40-2.32        1,560,332 / $0.40-2.18


The following table summarizes information about fixed-price stock options outstanding at December 31, 1997:




                                     Options Outstanding                Options Exercisable
                                   ------------------------           ------------------------
                                    Weighted-     Weighted-                          Weighted-
                                     Average      Average                            Average
     Range of           Number     Contractual    Exercise              Number       Exercise
      Prices         Outstanding      Life         Price              Exercisable     Price
     -----------------------------------------------------------------------------------------
     $0.40 -$ .44     205,000      1.5            $ 0.41              205,000        $ 0.41
     $0.99            740,000      2.9            $ 0.99              740,000        $ 0.99
     $1.07 -$1.11     730,000      2.7            $ 1.10              620,000        $ 1.10
     $1.69 -$1.79     240,000      3.7            $ 1.77              176,667        $ 1.76
     $1.94             85,000      2.2            $ 1.94               56,666        $ 1.94
     $2.01            130,000      4.1            $ 2.01              130,000        $ 2.01
     $2.18            100,000      3.4            $ 2.18               66,667        $ 2.18
     $2.32             70,000      2.5            $ 2.32               23,334        $ 2.32
     -----------------------------------------------------------------------------------------
     $0.40 -$2.32   2,300,000      2.9            $ 1.24            2,018,334        $ 1.17


The Company accounts for stock-based compensation plans by applying APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options approximates the market price of the underlying stock at the date of grant, no compensation cost is recognized. The weighted average fair value at date of grant for options granted to employees in 1997 and 1996 was $2.32 and $1.81 per option.

FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123) requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively:
no dividend yield for each year; expected volatility of 40 percent; and risk-free interest rates of 5.0 percent.

Under the accounting provisions of FAS 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                            Year Ended                 Seven Months Ended
                         December 31, 1997             December 31, 1996

Net loss:
 As reported             $(1,047,869)                  $ (348,948)
 Pro forma                (1,085,669)                    (420,348)

Loss per share:
 As reported                   (0.04)                       (0.02)
 Pro forma                     (0.05)                       (0.02)


8. COMMITMENTS AND CONTINGENCIES. The Company's investment in mineral properties includes an exclusive lease to explore, develop and mine the Soledad site. The lease is for a minimum twenty year period, continuing on as long as the property remains in production subject to processing a minimum of 12,000 tons of ore per year. The lease is also subject to production royalties of 3% to 7.5% of net smelter returns depending on the quality of ore eventually extracted. All advance minimum royalties paid, amounting to $100,000 per year, are applied against any future production royalties.
The Company has agreed to issue 100,000 common shares upon commencement of commercial production in connection with certain property acquisitions.

The Company has entered into various exploration right, lease option and property acquisition agreements on the above claims. The lease agreements have various terms and expiration dates, and require annual payments of approximately $275,000. All are subject to a sliding scale royalty on net smelter returns beginning at 3%.

During the year ended May 31, 1996 the Company entered into employment contracts with three of its executive officers. The agreements provide for the payment of salary and bonus, the granting of options, and certain employee benefits. The agreements also contain provisions for lump-sum payments based on the employee's salary upon termination for reasons other than for cause, up to an aggregate amount of $862,000.

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

9. RELATED PARTY TRANSACTIONS. Jerrold W. Schramm, a director of Golden Queen, is a partner of the law firm of Lawson Lundell Lawson & McIntosh, counsel to the Company. During the year ended December 31, 1997, the seven month period ended December 31, 1996 and the fiscal year ended May 31, 1996, the Company paid Lawson Lundell Lawson & McIntosh $104,749, $133,841 and $15,506 for legal services rendered on behalf of the Company and its subsidiary. No members of the firm of Lawson Lundell Lawson & McIntosh other than Mr. Schramm owned any shares of common stock of the Company, or rights or options to purchase such stock, at December 31, 1997.

10.  SUBSEQUENT EVENTS.

(a) On January 28, 1998, additional stock options to purchase up to 25,000 shares of common stock were granted to each of the Company's five non-employee directors. The options are exercisable at the price of C$1.00 ($0.69) per share and expire on January 28, 2003.

(b) Also, on January 28, 1998 the exercise price of all outstanding options held by directors and employees of the Company and its subsidiary with an exercise price of more than C$1.00 ($0.69) per share was reduced to C$1.00 ($0.69) per share, subject to the approval of the Toronto Stock Exchange and the Company's shareholders. The Toronto Stock Exchange approved the repricing of the options, subject to the satisfaction of customary conditions. Shareholder approval will be sought at the next annual general meeting of shareholders of the Company.

(c) Also, on January 28, 1998, the conversion price of the debentures in the principal amount of US $1,000,000, referred to in Note 5, was reduced from C$2.00 ($1.46) per share to C$0.68 ($0.50) per share. The conversion price reduction was subsequently approved by the Toronto Stock Exchange and on March 18, 1998, the convertible debentures were converted to 2,017,941 common shares.

(d) Effective February 19, 1998, the exercise price of the common share purchase warrants issued by the Company pursuant to a special warrant offering completed in May 1996, was reduced to C$ 0.68 ($0.49) per share from C$1.525 ($1.07) per share. The exercise price reduction was subsequently approved by the Toronto Stock Exchange. 1,834,000 warrants were exercised at C$0.68 ($0.49) for 1,834,000 common shares. The Company received gross proceeds of C$1,247,324 ($879,264).









         [The balance of this page has been left blank intentionally.]

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN QUEEN MINING CO. LTD.

By:   /s/ Steven W. Banning
     ------------------------------
     its President

     Date: March 25, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Gordon C. Gutrath
     ------------------------------
     a Director

     Date: March 25, 1998

By:  /s/ Jerrold W. Schramm
     ------------------------------
     a Director

     Date: March 25, 1998

By:  /s/ Edward G. Thompson
     ------------------------------
     a Director

     Date: March 25, 1998

By:  /s/ Chester Shynkaryk
     ------------------------------
     a Director

     Date: March 25, 1998

By:  /s/ Christopher M.T. Thompson
     ------------------------------
     a Director

     Date: March 25, 1998

By:  /s/ Bernard F. Goodson
     ------------------------------
     its Principal Financial and
      Accounting Officer

     Date: March 25, 1998