Form 10QSB
period 1998-03-31
GOLDEN QUEEN MINING CO LTD
filed 1998-05-13
CIK 1025362

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 1998
                                   OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of outstanding shares of the issuer's common stock at March 31, 1998 was 29,560,641 shares.

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                       GOLDEN QUEEN MINING CO. LTD.
             QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY
                        PERIOD ENDED MARCH 31, 1998

                             TABLE OF CONTENTS

SAFE HARBOR STATEMENT


                                                                      Page
PART I

     Item 1:  Consolidated Financial Statements                        1

     Item 2:  Management's Discussion and Analysis or
               Plan of Operations                                      9


PART II

     Item 1:  Legal Proceedings                                       12

     Item 2:  Changes in Securities                                   12

     Item 3:  Defaults Upon Senior Securities                         12

     Item 4:  Submission of Matters to a Vote of Security Holders     12

     Item 5:  Other Information                                       12

     Item 6:  Exhibits and Reports on Form 8-K                        12



SIGNATURES                                                            13
















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

THE LIKELIHOOD OF CONTINUED LOSSES FROM OPERATIONS. The Company has no revenue from mining operations and has incurred losses from inception through March 31, 1998 of approximately $3,201,000. This trend is expected to continue for at least the next two years and is expected to reverse only if, as and when gold is produced from the Soledad Mountain Project.

THE NEED FOR SIGNIFICANT ADDITIONAL FINANCING. The Company needs approximately $77,600,000 in additional financing to put the Soledad Mountain Project into production; $66,300,000 of this will be used for capital expenditures and $11,300,000 will be used as working capital and for start-up expenditures. Although the Company expects to finance development from additional sales of common stock, from bank or other borrowings (or, alternatively, through joint development with another mining company), it has no commitment for bank financing or for the underwriting of additional stock, and it is not a party to any agreement or arrangement providing for joint development. Whether and to what extent financing can be obtained will depend on a number of factors, not the least of which is the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of March 31, 1998, world gold prices were approximately $299 per ounce, a reduction of approximately 12% from prices a year ago. If gold prices do not strengthen, it may not be economical for the Company to put the Soledad Mountain Project into production.

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

                                  PART 1


Item 1.  FINANCIAL STATEMENTS


The unaudited consolidated financial statements of the Company for the periods covered by this report are set forth at pages 2 through 8.

























       [The balance of this page has been intentionally left blank.]

                       GOLDEN QUEEN MINING CO. LTD.
                      (a development stage company)
                       Consolidated Balance Sheets
                              (U.S. dollars)

                              March 31, 1998      December 31, 1996
                                (unaudited)          (audited)
                              ------------------  -----------------
Assets
 Current Assets:
 Cash and cash equivalents    $    933,368        $   1,127,234
 Receivables                         4,968               14,798
 Prepaid expenses and
  other current assets              42,181               77,773
                               -----------         ------------
 Total current assets              980,517            1,219,805

 Property and equipment, net     1,146,635            1,164,651
 Mineral properties             22,652,354           22,104,335
 Other assets                      898,362              892,928
                               -----------         ------------
                              $ 25,677,868        $  25,381,719
                               ===========         ============

Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable             $     93,976        $     384,388
 Accrued liabilities                31,017               69,427
 Current maturities of
   long-term debt                   46,192               45,034
                               -----------         ------------
Total current liabilities          171,185              498,849
Long-term debt, less current
  maturities (Note 2)              845,197            1,857,189
                               -----------         ------------
Total liabilities                1,016,382            2,356,038
                               -----------         ------------

Commitments and Contingencies

Shareholders' equity:

Preferred shares, no par,
 3,000,000 shares authorized;
 no shares outstanding                   -                    -
Common shares, without par,
 100,000,000 shares authorized;
 29,560,641 and 25,708,400
 shares issued (Note 2)         28,268,777           26,400,594
Deficit accumulated during
 the development stage          (3,607,291)          (3,374,913)
                               -----------         ------------

Total shareholders' equity      24,661,486           23,025,681
                               -----------         ------------
Liabilities and shareholders'
 equity                       $ 25,677,868        $  25,381,719
                               ===========         ============

                       GOLDEN QUEEN MINING CO. LTD.
                      (a development stage company)
                     Consolidated Statements of Loss
                             (Unaudited)
                            (U.S. dollars)



                                                                      Cumulative Amounts
                         Three Month              Three Month         From Date of Inception
                         Period Ended             Period Ended        (November 21, 1985)
                         March 31, 1998           March 31, 1997      through March 31, 1998
                         --------------           --------------      ----------------------

General and admin-
  instrative expense     $   216,754              $   198,621         $ 3,454,554
Interest expense              20,583                   23,750             323,485
Interest income               (9,047)                 (54,970)           (874,771)
Other expense, net             3,636                      453              20,315
Write-off of mineral
 properties                        -                        -             277,251
                          ----------               ----------          ----------

Net loss                 $  (231,926)             $  (167,854)        $(3,200,834)
                          ==========               ==========          ==========
Net loss per share       $     (0.01)             $     (0.01)
                          ==========               ==========
Weighted average shares
  outstanding             25,821,455               22,187,622
                          ==========               ==========


                       GOLDEN QUEEN MINING CO. LTD.
                      (a development stage company)
        Consolidated Statements of Changes in Shareholders' Equity
                              (U.S. dollars)

                                                                           Deficit
                                                                           Accumulated
From the Date of Inception                                                 During the
(November 21, 1985)                          Common Shares                 Development
Through March 31, 1998                  Shares              Amount         Stage          Total Equity
---------------------------------------------------------------------------------------------------------

November 21, 1985
Issuance of common shares for cash      1,425,001           $    141,313   $              $    141,313
Net loss for the year                                                         (15,032)         (15,032)
                                        --------------------------------------------------------------
Balance, May 31, 1986                   1,425,001                141,313      (15,032)         126,281

Issuance of common shares for cash        550,000                256,971                       256,971
Issuance of common shares for
   mineral property                        25,000                 13,742                        13,742
Net loss for the year                                                         (58,907)         (58,907)
                                        --------------------------------------------------------------
Balance, May 31, 1987                   2,000,001                412,026      (73,939)         338,087

Issuance of common shares for cash      1,858,748              1,753,413                     1,753,413
Net income for the year                                                        38,739           38,739
                                        --------------------------------------------------------------
Balance, May 31, 1988                   3,858,749              2,165,439      (35,200)       2,130,239

Issuance of common shares for cash      1,328,750              1,814,133                     1,814,133
Issuance of common shares for
   mineral property                       100,000                227,819                       227,819
Net loss for the year                                                        (202,160)        (202,160)
                                        --------------------------------------------------------------
Balance, May 31, 1989                   5,287,499              4,207,391     (237,360)       3,970,031

Issuance of common shares for cash      1,769,767              2,771,815                     2,771,815
Issuance of common shares for
     mineral property                       8,875                 14,855                        14,855
     Net loss for the year                                                   (115,966)        (115,966)
                                        --------------------------------------------------------------
Balance, May 31, 1990                   7,066,141              6,994,061     (353,326)       6,640,735

Net income for the year                                                       28,706            28,706
                                        --------------------------------------------------------------
Balance, May 31, 1991                   7,066,141              6,994,061    (324,620)        6,669,441

Net loss for the year                                                       (157,931)         (157,931)
                                        --------------------------------------------------------------
Balance, May 31, 1992                   7,066,141              6,994,061    (482,551)        6,511,510

Net loss for the year                                                       (285,391)         (285,391)
                                        --------------------------------------------------------------
Balance, May 31, 1993                   7,066,141              6,994,061    (767,942)        6,226,119

Issuance of common shares for cash      5,834,491              1,536,260                     1,536,260
Share issue costs                                                            (18,160)          (18,160)
Issuance of common shares for
     mineral property                     128,493                 23,795                        23,795
Net Loss for the year                                                       (158,193)         (158,193)
                                        --------------------------------------------------------------
Balance, May 31, 1994                  13,029,125              8,554,116    (944,295)        7,609,821


                       GOLDEN QUEEN MINING CO. LTD.
                       (a development stage company)
        Consolidated Statements of Changes in Shareholders' Equity
                              (U.S. dollars)

                                                                           Deficit
                                                                           Accumulated
From the Date of Inception                                                 During the
(November 21, 1985)                          Common Shares                 Development
Through March 31, 1998                  Shares              Amount         Stage          Total Equity
---------------------------------------------------------------------------------------------------------

Issuance of common shares for cash        648,900                182,866                       182,866
Net Loss for the year                                                       (219,576)         (219,576)
                                        --------------------------------------------------------------
Balance, May 31, 1995                   13,678,025             8,736,982  (1,163,871)        7,573,111

Issuance of common shares for cash       2,349,160             2,023,268                     2,023,268
Issuance of common shares for debt         506,215               662,282                       662,282
Issuance of 5,500,000 special
     warrants                                                  9,453,437                     9,453,437
Special warrants issue cost                                                 (100,726)         (100,726)
Net Loss for the year                                                       (426,380)         (426,380)
                                        --------------------------------------------------------------
Balance, May 31, 1996                   16,533,400            20,875,969  (1,690,977)       19,184,992

Issuance of common shares for cash          18,000                10,060                        10,060
Issuance of common shares for
     special warrants                    5,500,000
Special warrants issue cost                                                 (123,806)         (123,806)
Net loss for the period                                                     (348,948)         (348,948)
                                        --------------------------------------------------------------
Balance, December 31, 1996              22,051,400            20,886,029  (2,163,731)       18,722,298

Issuance of common shares for cash         157,000               157,050                       157,050
Issuance of 3,500,000 special
     warrants                                                  5,287,315                     5,287,315
Issuance of common shares for
     special warrants                    3,500,000
Options to non-employee directors                -                70,200                        70,200
Special warrants issue cost                      -                          (163,313)         (163,313)
Net loss for the year                            -                        (1,047,869)       (1,047,869)
                                        --------------------------------------------------------------
Balance, December 31, 1997              25,708,400            26,400,594  (3,374,913)       23,025,681

Issuance of common shares for
     warrants                            1,834,300               857,283                       857,283
Issuance of common shares through
     conversion of debt                  2,017,941             1,000,000                     1,000,000
Share issuance costs                                                            (452)             (452)
Net loss for the period                                                     (221,026)         (221,026)
                                        --------------------------------------------------------------
Balance, March 31, 1998 (unaudited)     29,560,641           $28,257,877  (3,596,391)       24,661,486
                                        --------------------------------------------------------------



                       GOLDEN QUEEN MINING CO. LTD.
                      (a development stage company)
                   Consolidated Statements of Cash Flows
                                (Unaudited)
                              (U.S. dollars)

             Increase (Decrease) in Cash and Cash Equivalents



                                                                                Cumulative Amounts
                                   Three Month              Three Month         From Date of Inception
                                   Period Ended             Period Ended        (November 21, 1985)
Operating Activities               March 31, 1998           March 31, 1997      through March 31, 1998
--------------------               --------------           --------------      ----------------------

Net loss                            $   (231,926)            $   (167,854)      $    (3,200,834)
Adjustments to reconcile net loss to
  cash used in operating activities:
  Write-off of mineral properties              -                        -               277,251
  Amortization and depreciation           21,476                   13,585               130,348
  Loss on disposition of property
   and equipment                               -                        -                10,949
Options to directors                      10,900                        -                81,100
Changes in assets and liabilities:
  Receivables                              9,830                  121,398                (4,968)
  Prepaid expenses and other
   current assets                         35,592                   24,287               (42,181)
  Accounts payable and accrued
   liabilities                          (328,822)                (142,598)              124,993
                                    ------------             ------------        --------------
Cash used in operating activities       (482,950)                (151,173)           (2,623,342)
                                    ------------             ------------        --------------
Investment Activities:
  Deferred exploration and development
  expenditures                          (473,696)              (1,978,073)          (18,335,191)
  Deposits on mineral properties          (5,434)                       -              (898,362)
  Purchase of mineral properties         (74,323)                (197,622)           (4,464,203)
  Purchase of property and equipment      (3,460)                (477,108)           (1,296,424)
  Proceeds from sale of property and
    equipment                                  -                        -                 8,492
                                    ------------             ------------        --------------
Cash used in investment activities      (556,913)              (2,652,803)          (24,985,688)
                                    ------------             ------------        --------------
Financing Activities:
Borrowing under long-term debt                 -                        -             3,766,502
Payment of long-term debt                (10,834)                 (39,421)           (1,062,831)
Issuance of common stock for cash              -                  157,252            10,647,149
Share issuance costs                        (452)                       -              (406,457)
Issuance of common shares for
   warrants                              857,283                        -            15,598,035
                                    ------------             ------------        --------------
Cash provided by financing
 activities                              845,997                  117,831            28,542,398
                                    ------------             ------------        --------------


                       GOLDEN QUEEN MINING CO. LTD.
                      (a development stage company)
                   Consolidated Statements of Cash Flows
                              (U.S. dollars)

             Increase (Decrease) in Cash and Cash Equivalents


                                                                                Cumulative Amounts
                                     Three Month            Three Month         From Date of Inception
                                     Period Ended           Period Ended        (November 21, 1985)
                                     March 31, 1998         March 31, 1997      through March 31, 1998
                                     --------------         --------------      ----------------------

Net change in cash and
 cash equivalents                       (193,866)             (2,686,145)             933,368

Cash and cash equivalents, beginning
  balance                              1,127,234               5,436,497                    -
                                       ---------             -----------          -----------
Cash and cash equivalents, ending
  balance                             $  933,368            $  2,750,352         $    933,368
                                       =========             ===========          ===========

Supplemental disclosures of cash
  flow information:
Cash paid during period for:
  Interest                            $   73,398            $     67,043         $    622,117
  Income taxes                        $        -            $          -         $          -

Non-cash financing and investing
activities:
 Exchange of notes for common shares  $1,000,000            $          -         $  1,662,282
 Exchange of note for future royalty
   payments                           $        -            $          -         $    150,000
 Shares for mineral property          $        -            $          -         $    280,211
 Mineral property acquired through
   the issuance of long-term debt     $        -            $          -         $  1,084,833



                       GOLDEN QUEEN MINING CO. LTD.
                      (a development stage company)
                Notes to Consolidated Financial Statements
                                (Unaudited)


Note 1:  Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 1997 annual report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


Note 2:  Share Capital

(a) On January 28, 1998, the conversion price of the Company's debentures in the principal amount of US $1,000,000 was reduced from C$2.00 ($1.46) per share to C$0.68 ($0.50) per share. The conversion price reduction was subsequently approved by the Toronto Stock Exchange, and on March 18, 1998 the convertible debentures were converted to 2,017,941 common shares.

(b) On February 19, 1998, the exercise price of the common share purchase warrants issued by the Company pursuant to a special warrant offering completed in May 1996 was reduced to C$0.68 ($0.49) per share from C$1.525 ($1.07) per share. The exercise price reduction was subsequently approved by the Toronto Stock Exchange. 1,834,300 warrants were exercised at C$0.68 ($0.49) for 1,834,300 common shares. The Company received net proceeds of C$1,216,142 ($857,283).

(c) On January 28, 1998, stock options to purchase up to 25,000 shares of common stock were granted to each of the Company's five non-employee directors. The options are exercisable at the price of C$1.00 ($0.69) and expire on January 28, 2003. The resulting charge to directors' expense during the three month period ending March 31, 1998 was $10,900.

(d) Also, on January 28, 1998, the exercise price of all outstanding options held by directors and employees of the Company and its subsidiary with an exercise price of more than C$1.00 ($0.69) per share was reduced to C$1.00 ($0.69) per share, subject to the approval of the Toronto Stock Exchange and the Company's shareholders. The Toronto Stock Exchange approved the repricing of the options, subject to the satisfaction of customary conditions. Shareholder approval will be sought at the next annual general meeting of shareholders of the Company.

(e) Subsequent to the balance sheet date, the Company initiated a private placement of 5,236,000 common shares at an issue price of C$0.68 for aggregate proceeds of C$3,560,480 (approximately $2,483,940). The transaction is expected to close on or about May 13, 1998, subject to certain conditions, including the receipt of regulatory approvals.

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

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31,
1997

General and administrative expenses increased to $217,000 for the three months ended March 31, 1998, from $199,000 for the three month period ended March 31, 1997 primarily as a result of options issued to directors of $11,000. Interest income decreased to $9,000 for the three months ended March 31, 1998, from $55,000 for the three months ended March 31, 1997, primarily as a result of a decrease in the average balance of invested funds. As a result of the foregoing factors, the Company incurred a net loss of $232,000 for the three months ended March 31, 1998, versus a net loss of $168,000 for the three month period ended March 31, 1997.

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

The Company has had no reported revenues from operations since inception, and is in the exploration or development stage. During the period from inception through March 31, 1998, the Company has used $2,600,000 in operating activities, primarily as the result of cumulative losses of $3,200,000 for the same period. During the same period, the Company has used $24,986,000 in investing activities; these consisted of $23,697,756 in expenditures related to the Soledad Mountain Project and fixed asset purchases of $1,296,000. These operating and investing activities were financed by net borrowings of $2,073,671 under various long-term debt arrangements and from the sale of $25,838,727 of equity securities.

At March 31, 1998, the Company held $933,368 in cash and cash equivalents. As is discussed below under the heading "Plan of Operations", significant additional funds will be needed to put the Soledad Mountain Project into production. These funds are expected to come from additional sales of common stock and from bank or other borrowings. Alternatively, the Company may decide to enter into a joint development or other similar arrangement with another mining company to develop the project. The Company does not have a commitment for bank financing or for the underwriting of additional shares of its common stock, and is not a party to any agreement or arrangement providing for the joint development of the Soledad Mountain Project. Whether and to what extent additional or alternative financing options are pursued by the Company will depend on a number of important factors, including the results of further development activities at the Soledad Mountain Project, management's assessment of the financial markets, the overall capital requirements for development of the project, and the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of March 31, 1998, world gold prices were approximately $299 per ounce, a reduction of approximately 12% from prices a year ago. The project is not economical at current world gold prices and will not be economical until prices strengthen.

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

The initial capital costs of bringing the project into production are estimated to be $77,600,000; these include costs associated with the purchase of all necessary facilities and equipment, construction costs, start-up costs, working capital and contingency costs over a projected thirteen-month construction period. The Company presently cannot secure the financing needed to bring the project into production, and will not be able to do so unless gold prices and the conditions in the gold equity markets improve. Based on current project cost information, the Company believes world gold prices would have to achieve sustained levels of $340 per ounce or better before such financing could be obtained. The Company believes it is well-positioned to obtain this financing when market conditions improve.

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

The Company has budgeted $1,950,000 for a additional development of the Soledad Mountain Project in 1998 to delineate additional ore. The program has three components: a 9,000 meter underground sampling of the major ore-bearing structures now accessible through 22 kilometers of underground workings; approximately 12,000 meters of reverse circulation drilling at five locations on the perimeter of the known proven and probable reserve area; and up to 6,000 meters of core drilling to test several high-priority exploration targets having the potential to improve overall grade or strip ratios. The Company is currently pursuing the additional financing necessary to fund the 1998 program.

The following table summarizes the activities proposed to be undertaken by the Company during the twelve-month period commencing January 1, 1998, and the estimated costs of such activities.

     Underground drilling               $   300,000
     Reverse circulation drilling         1,490,000
     Core drilling                          160,000
                                         ----------
          Total                         $ 1,950,000
                                         ==========

These development plans are based on a February 1998 feasibility study prepared for the Company by M3 Engineering and Technology Corporation incorporating the results of the Company's 1997 drilling program. The study was commissioned by the Company to obtain project financing, and to provide basic project engineering information. Ore reserve estimates and mine design features incorporated into the study were prepared by Mine Reserve Associates, in collaboration with the Company; basic engineering information was prepared by Bateman Engineering, Inc., and supplemented by M3 Engineering and Technology. The total cost of the feasibility study was $1,036,000.

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

PERMITTING.

All major permitting requirements were concluded late in 1997 in a hearing of the Kern County Board of Supervisors and the subsequent positive Record of Decision rendered by the Bureau of Land Management. In addition, Kern County recently issued the Authority to Construct Permit and the Lahontan Water Quality Control Board recently issued the Report of Waste Discharge Permit. These permits are the final clearances required to construct and operate the project.

Now that the project is fully permitted and a favorable bankable-level feasibility study is in hand, all that remains to put the project into production is a slight improvement in market conditions. Project financing can then be obtained and, following a 13-month surface facility construction period, production will commence.

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

None.


Item 3.  DEFAULTS UPON SENIOR SECURITIES.

None.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's shareholders during the first quarter of 1998.


Item 5.  OTHER INFORMATION.

Subsequent to the balance sheet date, the Company initiated private placement of 5,236,000 common shares at an issue price of C$0.68 for aggregate proceeds of C$3,560,480 (approximately $2,483,940). The transaction is expected to close on or about May 13, 1998, subject to certain conditions, including the receipt of regulatory approvals.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS. A financial data schedule is filed as exhibit no. 27 to this report. No other exhibits are filed as part of this report.

FORM 8-K REPORTS. The Company filed no reports on Form 8-K during the first quarter of 1998.

                                SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Golden Queen Mining Co. Ltd.

                         By:  /s/ Bernard F. Goodson
                              ------------------------------------
                              its Vice President of Administration
                                and Controller