Form 10QSB
period 1998-06-30
GOLDEN QUEEN MINING CO LTD
filed 1998-08-07
CIK 1025362

FORM 10-QSB


                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998
                                      OR
           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of outstanding shares of the issuer's common stock at June 30, 1998 was 34,796,641 shares.

Transitional Small Business Disclosure Format:   Yes [ ]    No [X]

                         GOLDEN QUEEN MINING CO. LTD.
               QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY
                          PERIOD ENDED JUNE 30, 1998


                             TABLE OF CONTENTS


SAFE HARBOR STATEMENT


PART I                                                           Page

     Item 1:  Consolidated Financial Statements                   1

     Item 2:  Management's Discussion and Analysis
               or Plan of Operations                             10


Part II

     Item 1:  Legal Proceedings                                  14

     Item 2:  Changes in Securities                              14

     Item 3:  Defaults Upon Senior Securities                    14

     Item 4:  Submission of Matters to a Vote of
               Security Holders                                  14

     Item 5:  Other Information                                  14

     Item 6:  Exhibits and Reports on Form 8-K                   14

SIGNATURES                                                       15

EXHIBIT NO. 27                                                   16
















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

THE LIKELIHOOD OF CONTINUED LOSSES FROM OPERATIONS. The Company has no revenue from mining operations and has incurred losses from inception through June 30, 1998 of approximately $3,462,000. This trend is expected to continue for at least the next two years and is expected to reverse only if, as and when gold is produced from the Soledad Mountain Project.

THE NEED FOR SIGNIFICANT ADDITIONAL FINANCING. The Company needs approximately $77,600,000 in additional financing to put the Soledad Mountain Project into production; $66,300,000 of this will be used for capital expenditures and $11,300,000 will be used as working capital and for start-up expenditures. Although the Company expects to finance development from additional sales of common stock, from bank or other borrowings (or, alternatively, through joint development with another mining company), it has no commitment for bank financing or for the underwriting of additional stock, and it is not a party to any agreement or arrangement providing for joint development. Whether and to what extent financing can be obtained will depend on a number of factors, not the least of which is the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of June 30, 1998, world gold prices were approximately $296 per ounce, a reduction of approximately 12% from prices a year ago, and a reduction of approximately 25% from prices two years ago. If gold prices do not strengthen, it may not be economical for the Company to put the Soledad Mountain Project into production.

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




                                   (ii)

                                  PART 1



Item 1.  FINANCIAL STATEMENTS

The unaudited consolidated financial statements of the Company for the periods covered by this report are set forth at pages 2 through 9.
























          [The balance of this page has been intentionally left blank.]

                       GOLDEN QUEEN MINING CO. LTD.
                      (a development stage company)
                       Consolidated Balance Sheets
                              (U.S. dollars)

                                  June 30, 1998        December 31, 1997
                                   (unaudited)            (audited)
                                ------------------     -----------------
Assets
  Current Assets:
   Cash and cash equivalents       $    2,425,427      $    1,127,234
   Receivables                             15,806              14,798
   Prepaid expenses and
     other current assets                  55,075              77,773
                                       ----------          ----------
   Total current assets                 2,496,308           1,219,805

   Property and equipment, net          1,128,114           1,164,651
   Mineral properties                  23,291,105          22,104,335
   Other assets                           898,362             892,928
                                       ----------          ----------
                                   $   27,813,889      $   25,381,719
                                       ==========          ==========

Liabilities and Shareholders' Equity

  Current liabilities
   Accounts payable                $       47,363      $      384,388
   Accrued liabilities                     32,866              69,427
   Current maturities of
     long-term debt                        51,927              45,034
                                       ----------          ----------
   Total current liabilities              132,156             498,849
   Long-term debt, less current
     maturities (Note 2a)                 828,351           1,857,189
                                       ----------          ----------
   Total liabilities                      960,507           2,356,038
                                       ----------          ----------
   Commitments and Contingencies

   Shareholders' equity

   Preferred shares, no par,
    3,000,000 shares authorized;
    no shares outstanding
   Common shares, without par,
    1,000,000 shares authorized;
    34,796,641 and 25,708,400
    shares issued (Note 2)             30,725,064          26,400,594
   Deficit accumulated during the
    development stage                  (3,871,682)         (3,374,913)
                                       ----------          ----------
   Total shareholders' equity          26,853,382          23,025,681
                                       ----------          ----------
   Liabilities and shareholders'
     equity                        $   27,813,889      $   25,381,719
                                       ==========          ==========

                       GOLDEN QUEEN MINING CO. LTD.
                      (a development stage company)
                     Consolidated Statements of Loss
                            (U.S. dollars)

                             (Unaudited)



                                                                                                 Cumulative
                                                                                               Amounts From
                                                                                          Date of Inception
                                                                                              (November 21,
                         Three Month Period Ended              Six Month Period Ended         1985) through
                    June 30, 1998       June 30, 1997       June 30, 1998  June 30, 1997      June 30, 1996
                    ---------------------------------------------------------------------------------------
General and
 administrative
 expense            $    264,904        $    336,835        $    488,707   $    503,956   $    3,726,507
Interest
 expense                       -              24,014              20,583         47,764          323,485
Interest
 income                  (15,400)            (36,200)            (24,447)       (91,176)        (890,171)
Other (income)
 expense                   4,770               1,923               8,407          2,376           25,086
Write-off of
 mineral
 properties                    -                   -                   -              -          277,251
                     -----------         -----------         -----------    -----------    -------------
Net loss            $   (254,274)       $   (326,572)       $   (493,250)  $   (462,920)  $   (3,462,158)
                     ===========         ===========         ===========    ===========    =============
Net loss per
 share              $      (0.01)       $      (0.01)       $      (0.02)  $      (0.02)
                     ===========         ===========         ===========    ===========
Weighted
 average shares
 outstanding          32,388,816          22,208,400          29,484,985     22,198,468
                     ===========         ===========         ===========    ===========


                       GOLDEN QUEEN MINING CO. LTD.
                      (a development stage company)
        Consolidated Statements of Changes in Shareholders' Equity
                              (U.S. dollars)

                               (Unaudited)

                                                                           Deficit
                                                                           Accumulated
From the Date of Inception                                                 During the
(November 21, 1985)                          Common Shares                 Development
Through June 30, 1998                   Shares              Amount         Stage          Total Equity
---------------------------------------------------------------------------------------------------------

November 21, 1985
Issuance of common
  shares for cash                       1,425,001           $  141,313     $       -      $  141,313
Net loss for the year                                                        (15,032)        (15,032)
                                        ------------------------------------------------------------
Balance, May 31, 1986                   1,425,001              141,313       (15,032)        126,281

Issuance of common
  shares for cash                         550,000              256,971             -         256,971
Issuance of common
  shares for mineral
  property                                 25,000               13,742             -          13,742
Net loss for the year                           -                    -       (58,907)        (58,907)
                                        ------------------------------------------------------------
Balance, May 31, 1987                   2,000,001              412,026       (73,939)        338,087

Issuance of common
  shares for cash                       1,858,748            1,753,413             -       1,753,413
Net income for the year                         -                    -        38,739          38,739
                                        ------------------------------------------------------------
Balance, May 31, 1988                   3,858,749            2,165,439       (35,200)      2,130,239

Issuance of common
  shares for cash                       1,328,750            1,814,133             -       1,814,133
Issuance of common
  shares for mineral
  property                                100,000              227,819             -         227,819
Net loss for the year                           -                    -      (202,160)       (202,160)
                                        ------------------------------------------------------------
Balance, May 31, 1989                   5,287,499            4,207,391      (237,360)      3,970,031

Issuance of common
  shares for cash                       1,769,767            2,771,815             -       2,771,815
Issuance of common
  shares for mineral
  property                                  8,875               14,855             -          14,855
Net loss for the year                           -                    -      (115,966)       (115,966)
                                        ------------------------------------------------------------
Balance, May 31, 1990                   7,066,141            6,994,061      (353,326)      6,640,735

Net income for the year                         -                    -        28,706          28,706
                                        ------------------------------------------------------------
Balance, May 31, 1991                   7,066,141            6,994,061      (324,620)      6,669,441

Net loss for the year                           -                    -      (157,931)       (157,931)
                                        ------------------------------------------------------------
Balance, May 31, 1992                   7,066,141            6,994,061      (482,551)      6,511,510


                       GOLDEN QUEEN MINING CO. LTD.
                       (a development stage company)
        Consolidated Statements of Changes in Shareholders' Equity
                              (U.S. dollars)

                               (Unaudited)

                                                                           Deficit
                                                                           Accumulated
From the Date of Inception                                                 During the
(November 21, 1985)                          Common Shares                 Development
Through June 30, 1998                   Shares              Amount         Stage          Total Equity
---------------------------------------------------------------------------------------------------------

Net loss for the year                           -                    -      (285,391)       (285,391)
                                        ------------------------------------------------------------
Balance, May 31, 1993                    7,066,141           6,994,061      (767,942)      6,226,119

Issuance of common
  shares for cash                        5,834,491           1,536,260             -       1,536,620
Share issue costs                                -                   -       (18,160)        (18,160)
Issuance of common
  shares for mineral
  property                                 128,493              23,795             -          23,795
Net loss for the year                            -                   -      (158,193)       (158,193)
                                        ------------------------------------------------------------
Balance, May 31, 1994                   13,029,125           8,554,116      (944,295)      7,609,821

Issuance of common
  shares for cash                          648,900             182,866             -         182,866
Net loss for the year                            -                   -      (219,576)       (219,576)
                                        ------------------------------------------------------------
Balance, May 31, 1995                   13,678,025           8,736,982    (1,163,871)      7,573,111

Issuance of common
  shares for cash                        2,349,160           2,023,268             -       2,023,268
Issuance of common
  shares for debt                          506,215             662,282             -         662,282
Issuance of 5,500,000
  special warrants                               -           9,453,437             -       9,453,437
Special warrants issue
  cost                                           -                   -      (100,726)       (100,726)
Net loss for the year                            -                   -      (426,380)       (426,380)
                                        ------------------------------------------------------------
Balance, May 31, 1996                   16,533,400          20,875,969    (1,690,977)     19,184,992

Issuance of common
  shares for cash                           18,000              10,060             -          10,060
Issuance of common
  shares for special
  warrants                               5,500,000                   -             -               -
Special warrants issue
  cost                                           -                   -      (123,806)       (123,806)
Net loss for the period                          -                   -      (348,948)       (348,948)
                                        ------------------------------------------------------------
Balance, December 31, 1996              22,051,400          20,886,029    (2,163,731)     18,722,298


                       GOLDEN QUEEN MINING CO. LTD.
                       (a development stage company)
        Consolidated Statements of Changes in Shareholders' Equity
                              (U.S. dollars)

                               (Unaudited)

                                                                           Deficit
                                                                           Accumulated
From the Date of Inception                                                 During the
(November 21, 1985)                          Common Shares                 Development
Through June 30, 1998                   Shares              Amount         Stage          Total Equity
---------------------------------------------------------------------------------------------------------

Issuance of common
  shares for cash                          157,000             157,050             -         157,050
Issuance of 3,500,000
  special warrants                               -           5,287,315             -       5,287,315
Issuance of common
  shares for special
  warrants                               3,500,000                   -             -               -
Options to non-
  employee directors                             -              70,200             -          70,200
Special warrants issue
  cost                                           -                   -      (163,313)       (163,313)
Net loss for the year                            -                   -    (1,047,869)     (1,047,869)
                                        ------------------------------------------------------------
Balance, December 31, 1997              25,708,400          26,400,594    (3,374,913)     23,025,681

Issuance of common
  shares for warrants                    1,834,300             857,283             -         857,283
Issuance of common
  shares through
  conversion of debt                     2,017,941           1,000,000             -       1,000,000
Share issuance cost                              -                   -        (3,519)         (3,519)
Issuance of common
  shares for cash                        5,236,000           2,439,753             -       2,439,753
Options and re-priced
  options to non-
  employee directors                             -              27,434             -          27,434
Net loss for the period                          -                   -      (493,250)       (493,250)
                                        -------------------------------------------------------------
Balance, June 30, 1998                  34,796,641          $30,725,064   $(3,871,682)    $26,853,382
                                        ==========           ==========     =========      ==========
                                        -------------------------------------------------------------


                       GOLDEN QUEEN MINING CO. LTD.
                      (a development stage company)
                   Consolidated Statements of Cash Flows
                              (U.S. dollars)

                                (Unaudited)


             Increase (Decrease) in Cash and Cash Equivalents



                                                                                Cumulative Amounts
                                   Six Month                Six Month           From Date of Inception
                                   Period Ended             Period Ended        (November 21, 1985)
                                   June 30, 1998            June 30, 1997       through June 30, 1998
                                   --------------           --------------      ----------------------

Operating Activities
Net loss                           $    (493,250)           $    (462,920)      $    (3,462,158)
Adjustments to reconcile net
  loss to cash used in operating
  activities:
     Write-off of mineral properties           -                        -               277,251
     Amortization and depreciation        42,954                   30,578               151,826
     Loss on disposition of property
      and equipment                            -                        -                10,949

Options to directors                      27,434                        -                97,634

Changes in assets and liabilities:
  Receivables                             (1,008)                 117,208               (15,806)
  Prepaid expenses and other
   current assets                         22,697                  (23,091)              (55,076)
  Accounts payable and accrued
   liabilities                          (373,586)                 (13,724)               80,229
                                    ------------             ------------             ---------
Cash used in operating activities       (774,759)                (351,949)           (2,915,151)
                                    ------------             ------------             ---------
Investment Activities:
  Deferred exploration and
   development expenditures             (992,026)              (4,874,591)          (18,853,521)
  Deposits on mineral properties          (5,434)                       -              (898,362)
  Purchase of mineral properties        (194,744)                (355,092)           (4,584,624)
  Purchase of property and
   equipment                              (6,416)                (544,226)           (1,299,380)
  Proceeds from sale of property
   and equipment                               -                        -                 8,492
                                    ------------             ------------             ---------
Cash used in investment
  activities                          (1,198,620)              (5,773,909)          (25,627,395)
                                    ------------             ------------             ---------
Financing Activities:
Borrowing under long-term debt                 -                        -             3,766,502
Payment of long-term debt                (21,945)                (101,614)           (1,073,942)
Issuance of common stock for
  cash                                 2,439,753                  157,050            13,086,902
Share issuance costs                      (3,519)                 (25,308)             (409,524)


                       GOLDEN QUEEN MINING CO. LTD.
                      (a development stage company)
                   Consolidated Statements of Cash Flows
                              (U.S. dollars)

                                (Unaudited)


             Increase (Decrease) in Cash and Cash Equivalents



                                                                                Cumulative Amounts
                                   Six Month                Six Month           From Date of Inception
                                   Period Ended             Period Ended        (November 21, 1985)
                                   June 30, 1998            June 30, 1997       through June 30, 1998
                                   --------------           --------------      ----------------------

Issuance of special warrants                                    5,299,189                     -
Issuance of common shares for
  warrants                               857,283                        -            15,598,035
Cash provided by (used in)
  financing activities                 3,271,572                5,329,317            30,967,973

Net change in cash and cash
  equivalents                          1,298,193                 (796,541)            2,425,427

Cash and cash equivalents,
  beginning balance                    1,127,234                5,436,497                     -

Cash and cash equivalents,
  ending balance                   $   2,425,427            $   4,639,956       $     2,425,427

Supplemental disclosures of cash
  flow information:
   Cash paid during period for:
     Interest                      $     88,967             $     93,952        $       637,686
     Income taxes                  $          -             $          -        $             -

Non-cash financing and
  investing activities:
   Exchange of notes for common
    shares                         $  1,000,000             $          -        $     1,662,282
   Exchange of note for future
    royalty payments               $          -             $          -        $       150,000
   Shares for mineral property     $          -             $          -        $       280,211
   Mineral property acquired
    through the issuance of long-
    term debt                      $          -             $          -        $     1,084,833



                       GOLDEN QUEEN MINING CO. LTD.
                      (a development stage company)
                Notes to Consolidated Financial Statements

                                (Unaudited)


Note 1:  Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 1997 annual report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


Note 2:  Share Capital

a) On January 28, 1998, the conversion price of the Company's debentures in the principal amount of US $1,000,000 was reduced from C$2.00 ($1.46) per share to C$0.68 ($0.50) per share. The conversion price reduction was approved by The Toronto Stock Exchange, and on March 18, 1998 the convertible debentures were converted to 2,017,941 common shares.

b) On February 19, 1998, the exercise price of the common share purchase warrants issued by the Company pursuant to a special warrant offering completed in May 1996 was reduced to C$0.68 ($0.49) per share from C$1.525 ($1.07) per share. The exercise price reduction was approved by The Toronto Stock Exchange. 1,834,300 warrants were exercised at C$0.68 ($0.49) for 1,834,300 common shares. The Company received net proceeds of C$1,216,142 ($857,283).

 c) On January 28, 1998, additional stock options to purchase up to 25,000 shares of common stock were granted to each of the Company's five non-employee directors. The options are exercisable at the price of C$1.00 ($0.69) and expire on January 28, 2003. The resulting charge to directors expense during the three month period ending March 31, 1998 was $10,900.

 d) On January 28, 1998, the exercise price of all outstanding options held by directors and employees of the Company and its subsidiary with an exercise price of more than C$1.00 ($0.69) per share was reduced to C$1.00 ($0.69) per share, subject to the approval of the Toronto Stock Exchange and the Company's shareholders. The Toronto Stock Exchange approved the repricing of the options, and at the Annual General Meeting of shareholders, held on June 2, 1998, the shareholders approved the repricing.

 e) On May 14, 1998 the Company completed a private placement of 5,236,000 common shares at an issue price of C$0.68 ($0.47) per share for aggregate net proceeds of C$3,560,480 ($2,439,753). The net proceeds of the private placement will be used to fund ongoing capital expenditures at the Company's Soledad Mountain Project and for general corporate purposes.

                       GOLDEN QUEEN MINING CO. LTD.
                      (a development stage company)
                Notes to Consolidated Financial Statements

                                (Unaudited)


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997.

General and administrative expenses decreased to $265,000 for the three months ended June 30, 1998, from $337,000 for the three-month period ended June 30, 1997. The decrease in general and administrative expenses is the result of a reduction in professional fees during the period. This was offset to some extent by the recognition of compensation cost on repriced stock options issued to non-employee directors of the Company.

No interest expense was recognized for the three months ended June 30, 1998 compared to interest expense of $24,000 for the three-month period ended June 30, 1997, as a result of the conversion of convertible debentures into common shares in March 1998. Interest incurred on debt relating to the Company's investment in the Soledad Mountain Project is capitalized as part of mineral properties.

Interest income decreased to $15,000 for the three months ended June 30, 1998, from $36,000 for the three month period ended June 30, 1997, primarily as a result of a decrease in the average balance of invested funds. As a result of the foregoing factors, the Company incurred a net loss of $254,000 for the three months ended June 30, 1998, versus a net loss of $327,000 for the three-month period ended June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997.

General and administrative expenses decreased to $489,000 for the six months ended June 30, 1998, from $504,000 for the six-month period ended June 30, 1997. The decrease in general and administrative expenses is the result of the recognition of compensation cost on stock options and repriced stock options issued to non-employee directors of the Company.

Interest expense decreased to $21,000 for the six months ended June 30, 1998, from $48,000 for the six-month period ended June 30, 1997, as a result of the conversion of convertible debentures into common shares in March 1998.

Interest income decreased to $24,000 for the six months ended June 30, 1998 from $91,000 for the six-month period ended June 30, 1997, primarily as a result of a decrease in the average balance of invested funds. As a result of the foregoing factors, the Company incurred a net loss of $493,000 for the six months ended June 30, 1998, versus a net loss of $463,000 for the six-month period ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES.

      General. The Company acquired the Soledad Mountain Project in 1986. Since then it has solidified its land position, conducted several drilling and sampling programs to delineate ore reserves, and taken steps to secure permits and approvals needed for production activities. The Company previously reported that it expected to begin producing gold and silver from the project during the second half of 1998, once permitting was completed. Because of the downturn in world gold prices during the second half of 1997, however, the Company has not been able to obtain financing for construction. As a consequence, production will be delayed until construction financing can be raised.

The Company has had no reported revenues from operations since inception, and is in the exploration or development stage. During the period from inception through June 30, 1998, the Company used $2,915,000 in operating activities, primarily as the result of cumulative losses of $3,462,000 for the same period. During the same period, the Company used $25,627,000 in investing activities; these consisted of $24,337,000 in expenditures related to the Soledad Mountain Project and fixed asset purchases of $1,299,000. These operating and investing activities were financed by net borrowings of $2,693,000 under various long-term debt arrangements, and from the sale of $28,275,000 of equity securities.

At June 30, 1998, the Company held $2,425,000 in cash and cash equivalents. As is discussed below under the heading "Plan of Operations", significant additional funds will be needed to put the Soledad Mountain Project into production. These funds are expected to come from additional sales of common stock and from bank or other borrowings. Alternatively, the Company may decide to enter into a joint development or other similar arrangement with another mining company to develop the project. The Company does not have a commitment for bank financing or for the underwriting of additional shares of its common stock, and is not a party to any agreement or arrangement providing for the joint development of the Soledad Mountain Project. Whether and to what extent additional or alternative financing options are pursued by the Company will depend on a number of important factors, including the results of further development activities at the Soledad Mountain Project, management's assessment of the financial markets, the overall capital requirements for development of the project, and the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of June 30, 1998, world gold prices were approximately $296 per ounce, a reduction of approximately 12% from prices a year ago, and a reduction of approximately 25% from prices two years ago.

PLAN OF OPERATIONS.

PROPOSED ACTIVITIES AND ESTIMATED COSTS. The Company has substantially completed exploration of the Soledad Mountain Project and intends to develop the project as an open pit gold and silver mine employing a cyanide heap leach recovery system. Development plans include the construction of infrastructure and processing facilities, mining by open pit methods, and the processing of precious metals ores at a rate of up to 5.67 million tonnes (6.25 million tons) per year for at least nine years. Concurrent heap detoxification will be employed, followed by reclamation of the project site.

The initial capital costs of bringing the project into production are estimated to be $77,600,000; these include costs associated with the purchase of all necessary facilities and equipment, construction costs, start-up costs, working capital and contingency costs over a projected thirteen-month construction period.

Based on a feasibility study prepared by M3 Engineering and Technology, the Company estimates that total average operating costs will be $5.87 per tonne ($5.32 per ton) of ore processed, based on a stripping ratio of 4.1 to 1.
These operating costs consist of mining costs of $3.39 per tonne ($3.07 per ton), processing costs of $1.78 per tonne ($1.61 per ton) and general and administrative costs of $0.70 per tonne ($0.64 per ton). The Company also estimates that average annual production rates of 127,000 ounces of gold and 1,500,000 ounces of silver can be maintained for at least nine years, at an average cash cost (consisting of operating and royalty costs) of $182 per ounce of gold, net of silver credits. The Soledad Mountain ore reserve will be upgraded during the third quarter following the completion of an extensive underground sampling program carried out during the first half of the year. Both the size and the grade of the deposit are expected to increase as a result of this program. An increase in the ore reserve grade of at least 15% is expected. The ensuing projected positive impact on project economics is expected to enhance the Company's ability to obtain project financing.

The Company has budgeted $1,950,000 for additional development of the Soledad Mountain Project in 1998 to delineate additional ore. The program has three components: a 9,000 meter underground sampling of the major ore-bearing structures now accessible through 22 kilometers of underground workings; approximately 12,000 meters of reverse circulation drilling at five locations on the perimeter of the known proven and probable reserve area; and up to 6,000 meters of core drilling to test several high-priority exploration targets having the potential to improve overall grade or strip ratios. Adequate financing was raised in May of this year to complete the underground sampling portion of the program. Additional financing will be required to complete the remainder of the program.

The following table summarizes the activities proposed to be undertaken by the Company during the twelve-month period commencing January 1, 1998, and the estimated costs of such activities.

     Underground sampling               $   300,000
     Reverse circulation drilling         1,490,000
     Core drilling                          160,000
                                         ----------
          Total                         $ 1,950,000
                                         ==========

These development plans are based on a February 1998 feasibility study prepared for the Company by M3 Engineering and Technology Corporation, which incorporates the results of the Company's 1997 drilling program. The study was commissioned by the Company to obtain project financing and to provide basic project engineering information. Ore reserve estimates and mine design features incorporated into the study were prepared by Mine Reserve Associates, in collaboration with the Company, and basic engineering information was prepared by Bateman Engineering, Inc. and supplemented by M3 Engineering and Technology. The total cost of the feasibility study was $1,036,000.

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

The work program for 1998 has consisted of intense geological examination and interpretation within the 22 kilometers of now-accessible underground workings comprising the Soledad Mountain Project area. As a result of this work, areas likely to host high-grade mineralization were identified and a sampling program was implemented to provide definition of the high-grade zones. As a result, considerable additional high-grade vein material is being added to the ore reserve, and the overall ore reserve grade is expected to increase significantly. This larger, higher-grade reserve is expected to facilitate development of the Soledad Mountain Project and result in significantly improved project economics.

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

PERMITTING.

All permitting requirements for the Soledad Mountain Project were completed in late 1997. Pending the improvement of world gold prices and the procurement of project financing, the Company can commence construction of surface infrastructure and processing facilities, and, following that, can begin commercial production of gold and silver from the project.



















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

None.


Item 3.  DEFAULTS UPON SENIOR SECURITIES.

None.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual General Meeting of Shareholders held on June 2, 1998, the shareholders approved the repricing of the exercise price of all outstanding options held by directors and employees of the Company and its subsidiary with an exercise price of more than C$1.00 ($0.69) per share to C$1.00 ($0.69) per share.


Item 5.  OTHER INFORMATION.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS. A financial data schedule is filed as exhibit no. 27 to this report. No other exhibits are filed as part of this report.

FORM 8-K REPORTS. The Company filed no reports on Form 8-K during the second quarter of 1998.

                                  SIGNATURES


In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Golden Queen Mining Co. Ltd.

                         By:  /s/ Bernard F. Goodson
                              ---------------------------------------
                              its Vice President of
                              Administration and Controller