Form 10QSB
period 1998-09-30
GOLDEN QUEEN MINING CO LTD
filed 1998-11-03
CIK 1025362

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________


                          GOLDEN QUEEN MINING CO. LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  Province of British Columbia       0-21777               Not Applicable
-------------------------------  ----------------        -------------------
(State or other jurisdiction of  (Commission File         (IRS Employer
         incorporation)              Number)             Identification No.)


                          104 South Freya, Suite 211-A
                               Green Flag Building
                            Spokane, Washington 99202
                    ----------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (509) 535-4022
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

 Securities registered pursuant to section 12(g) of the Act: Common Stock, without par value

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the issuer's common stock at October 30, 1998 was 34,796,641 shares.

Transitional Small Business Disclosure Format:   Yes [ ]    No [X]

                          GOLDEN QUEEN MINING CO. LTD.
                QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1998


                                TABLE OF CONTENTS


SAFE HARBOR STATEMENT


PART I:  Financial Information                                              Page

       Item 1:  Consolidated Financial Statements  ..........................  1
       Item 2:  Management's Discussion and Analysis or Plan of Operations .. 10


Part II:  Other Information

       Item 1:  Legal Proceedings  .......................................... 14
       Item 2:  Changes in Securities ....................................... 14
       Item 3:  Defaults Upon Senior Securities ............................. 14
       Item 4:  Submission of Matters to a Vote of Security Holders ......... 14
       Item 5:  Other Information ........................................... 14
       Item 6:  Exhibits and Reports on Form 8-K ............................ 14

SIGNATURES .................................................................. 15

EXHIBIT NO. 27 .............................................................. 16

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

THE LIKELIHOOD OF CONTINUED LOSSES FROM OPERATIONS. The Company has no revenue from mining operations and has incurred losses from inception through September 30, 1998 of approximately $3,660,000. This trend is expected to continue for at least the next two years and is expected to reverse only if, as and when gold is produced from the Soledad Mountain Project.

THE NEED FOR SIGNIFICANT ADDITIONAL FINANCING. The Company anticipates that it will need approximately $77,600,000 in additional financing to put the Soledad Mountain Project into production; an anticipated $66,300,000 will be used for capital expenditures and $11,300,000 will be used as working capital and for start-up expenditures. The Company expects to finance development from additional sales of common stock, from bank or other borrowings or, alternatively, through joint development with another mining company. However, it has no commitment for bank financing or for the underwriting of additional stock, and it is not a party to any agreement or arrangement providing for joint development. Whether and to what extent financing can be obtained will depend on a number of factors, not the least of which is the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of September 30, 1998, world gold prices were approximately $294 per ounce, a reduction of approximately 11% from prices a year ago, and a reduction of approximately 26% from prices two years ago. If gold prices do not strengthen, it may not be economical for the Company to put the Soledad Mountain Project into production.

RISKS AND  CONTINGENCIES  ASSOCIATED  WITH THE MINING  INDUSTRY  GENERALLY.  The
Company is subject to all of the risks inherent in the mining industry, including environmental risks, fluctuating metals prices, industrial accidents, labor disputes, unusual or unexpected geologic formations, cave-ins, flooding and periodic interruptions due to inclement weather. These risks could result in damage to, or destruction of, mineral properties and production facilities, personal injury, environmental damage, delays, monetary losses and legal liability. The Company is also subject to the uncertainty about its ability to identify and address all Year 2000 issues. Although the Company maintains or can be expected to maintain insurance within ranges of coverage consistent with industry practice, no assurance can be given that such insurance will be available at economically feasible premiums. Insurance against environmental risks (including pollution or other hazards resulting from the disposal of waste products generated from exploration and production activities) is not generally available to the Company or other companies in the mining industry. Were the Company subjected to environmental liabilities, the payment of such liabilities would reduce the funds available to the Company. Were the Company unable to fund fully the cost of remedying an environmental problem, it might be required to suspend operations or enter into interim compliance measures pending completion of remedial activities.

                                     PART I



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

                                  GOLDEN QUEEN MINING CO. LTD.
                                 (a development stage company)
                                  Consolidated Balance Sheets
                                         (U.S. dollars)



                                                   September 30, 1998        December 31, 1997
                                                       (unaudited)               (audited)
                                                 --------------------      -------------------
Assets
  Current assets:
   Cash and cash equivalents                          $  1,794,723              $  1,127,234
   Receivables                                               7,250                    14,798
   Prepaid expenses and other current assets                69,192                    77,773
                                                      ------------              ------------
   Total current assets                                  1,871,165                 1,219,805

   Property and equipment, net                           1,106,435                 1,164,651
   Mineral properties                                   23,741,578                22,104,335
   Other assets                                            907,733                   892,928
                                                      ------------              ------------
                                                      $ 27,626,911              $ 25,381,719
                                                      ============              ============

Liabilities and Shareholders' Equity

  Current liabilities:
   Accounts payable                                   $     59,141              $    384,388
   Accrued liabilities                                      46,253                    69,427
   Current maturities of long-term debt                     52,723                    45,034
                                                      ------------              ------------
  Total current liabilities                                158,117                   498,849

  Long-term debt, less current maturities (Note 2a)        816,157                 1,857,189
                                                      ------------              ------------

  Total liabilities                                        974,274                 2,356,038
                                                      ------------              ------------

  Commitments and Contingencies

Shareholders' equity:
  Preferred shares, no par, 3,000,000 shares
   authorized; no shares outstanding
  Common shares, no par, 100,000,000 shares
   authorized; 34,796,641 and 25,708,400
   shares issued (Note 2)                               30,725,064                26,400,594
  Deficit accumulated during the development
   stage                                                (4,072,427)               (3,374,913)
                                                      ------------              ------------

  Total shareholders' equity                            26,652,637                23,025,681
                                                      ------------              ------------

  Liabilities and shareholders' equity                $ 27,626,911              $ 25,381,719
                                                      ============              ============

                                   GOLDEN QUEEN MINING CO. LTD.
                                   (a development stage company)
                                  Consolidated Statements of Loss
                                          (U.S. dollars)

                                            (Unaudited)


                                                                                        Cumulative
                                                                                      Amounts From
                                                                                 Date of Inception
                  Three Month Period Ended           Nine Month Period Ended         (November 21,
                -----------------------------     -------------------------------    1985) through
                September 30,   September 30,     September 30,      September 30,   September 30,
                   1998            1997              1998               1997              1998
--------------------------------------------------------------------------------------------------
General and
 administrative
 expense           $  170,258    $     364,348   $      705,777    $     906,035    $   3,943,577
Interest expense           --           24,278           20,583           72,042          323,485
Interest income       (29,202)         (43,887)         (52,660)        (135,061)        (918,384)
Other expense, net     10,241            5,763           17,673            8,139           34,352
Write-off of
 mineral
 properties                --               --               --               --          277,251
                   ----------    -------------    -------------    -------------    -------------

Net loss           $ (151,297)   $    (350,502)   $    (691,373)   $    (851,155)   $  (3,660,281)
                   ==========    =============    =============    =============    =============

Net loss per
 share             $    (0.01)   $       (0.02)   $       (0.02)   $       (0.04)
                   ==========    =============    =============    =============

Weighted average
 shares
 outstanding       34,796,641       23,159,487       31,297,104       22,522,902
                   ==========    =============    =============    =============

                        GOLDEN QUEEN MINING CO. LTD.
                        (a development stage company)
         Consolidated Statements of Changes in Shareholders' Equity
                               (U.S. dollars)

                                 (Unaudited)

From the Date of                                      Deficit
Inception                                         Accumulated
(November 21, 1985)                                During the
Through                        Common Shares      Development
September 30, 1998         Shares       Amount          Stage  Total Equity
---------------------------------------------------------------------------

November 21, 1985
Issuance of common
  shares for cash         1,425,001   $  141,313   $      --    $   141,313
Net loss for the year            --           --     (15,032)       (15,032)
                          ---------   ----------   ---------    -----------
Balance, May 31, 1986     1,425,001      141,313     (15,032)       126,281

Issuance of common
  shares for cash           550,000      256,971          --        256,971
Issuance of common
  shares for mineral
  property                   25,000       13,742          --         13,742
Net loss for the year            --           --     (58,907)       (58,907)
                          ---------   ----------   ---------    -----------
Balance, May 31, 1987     2,000,001      412,026     (73,939)       338,087

Issuance of common
  shares for cash         1,858,748    1,753,413          --      1,753,413
Net income for the year          --           --      38,739         38,739
                          ---------   ----------   ---------    -----------
Balance, May 31, 1988     3,858,749    2,165,439     (35,200)     2,130,239

Issuance of common
  shares for cash         1,328,750    1,814,133          --      1,814,133
Issuance of common
  shares for mineral
  property                  100,000      227,819          --        227,819
Net loss for the year            --           --    (202,160)      (202,160)
                          ---------   ----------   ---------    -----------
Balance, May 31, 1989     5,287,499    4,207,391    (237,360)     3,970,031

Issuance of common
  shares for cash         1,769,767    2,771,815          --      2,771,815
Issuance of common
  shares for mineral
  property                    8,875       14,855          --         14,855
Net loss for the year            --           --    (115,966)      (115,966)
                          ---------   ----------   ---------    -----------
Balance, May 31, 1990     7,066,141    6,994,061    (353,326)     6,640,735

Net income for the year          --           --      28,706         28,706
                          ---------   ----------   ---------    -----------
Balance, May 31, 1991     7,066,141    6,994,061    (324,620)     6,669,441

Net loss for the year            --           --    (157,931)      (157,931)
                          ---------   ----------   ---------    -----------
Balance, May 31, 1992     7,066,141    6,994,061    (482,551)     6,511,510

                            GOLDEN QUEEN MINING CO. LTD.
                            (a development stage company)
             Consolidated Statements of Changes in Shareholders' Equity
                                   (U.S. dollars)

                                     (Unaudited)


From the Date of                                            Deficit
Inception                                               Accumulated
(November 21, 1985)                                      During the
Through                           Common Shares         Development
September 30, 1998             Shares       Amount             Stage   Total Equity
-----------------------------------------------------------------------------------

Net loss for the year                --            --       (285,391)      (285,391)
                             ----------   -----------    -----------    -----------
Balance, May 31, 1993         7,066,141     6,994,061       (767,942)     6,226,119

Issuance of common
  shares for cash             5,834,491     1,536,260             --      1,536,620
Share issue costs                    --            --        (18,160)       (18,160)
Issuance of common
  shares for mineral
  property                      128,493        23,795             --         23,795
Net loss for the year                --            --       (158,193)      (158,193)
                             ----------   -----------    -----------    -----------
Balance, May 31, 1994        13,029,125     8,554,116       (944,295)     7,609,821

Issuance of common
  shares for cash               648,900       182,866             --        182,866
Net loss for the year                --            --       (219,576)      (219,576)
                             ----------   -----------    -----------    -----------
Balance, May 31, 1995        13,678,025     8,736,982     (1,163,871)     7,573,111

Issuance of common
  shares for cash             2,349,160     2,023,268             --      2,023,268
Issuance of common
  shares for debt               506,215       662,282             --        662,282
Issuance of 5,500,000
  special warrants                   --     9,453,437             --      9,453,437
Special warrants issue
  cost                               --            --       (100,726)      (100,726)
Net loss for the year                --            --       (426,380)      (426,380)
                             ----------   -----------    -----------    -----------
Balance, May 31, 1996        16,533,400    20,875,969     (1,690,977)    19,184,992

Issuance of common
  shares for cash                18,000        10,060             --         10,060
Issuance of common
  shares for special
  warrants                    5,500,000            --             --             --
Special warrants issue
  cost                               --            --       (123,806)      (123,806)
Net loss for the period              --            --       (348,948)      (348,948
                             ----------   -----------    -----------    -----------
Balance, December 31, 1996   22,051,400    20,886,029     (2,163,731)    18,722,298

                          GOLDEN QUEEN MINING CO. LTD.
                          (a development stage company)
           Consolidated Statements of Changes in Shareholders' Equity
                                 (U.S. dollars)

                                   (Unaudited)


From the Date of                                         Deficit
Inception                                            Accumulated
(November 21, 1985)                                   During the
Through                          Common Shares       Development
September 30, 1998            Shares      Amount           Stage   Total Equity
-------------------------------------------------------------------------------

Issuance of common
  shares for cash            157,000       157,050            --        157,050
Issuance of 3,500,000
  special warrants                --     5,287,315            --      5,287,315
Issuance of common
  shares for special
  warrants                 3,500,000            --            --             --
Options to non-
  employee directors              --        70,200            --         70,200
Special warrants issue
  cost                            --            --      (163,313)      (163,313)
Net loss for the year             --            --    (1,047,869)    (1,047,869)
                          -----------------------------------------------------
Balance, December 31,
  1997                    25,708,400    26,400,594    (3,374,913)    23,025,681

Issuance of common
  shares for warrants      1,834,300       857,283            --        857,283
Issuance of common
  shares through
  conversion of debt       2,017,941     1,000,000            --      1,000,000
Share issuance cost               --            --        (6,141)        (6,141)
Issuance of common
  shares for cash          5,236,000     2,439,753            --      2,439,753
Options and re-priced
  options to non-
  employee directors              --        27,434            --         27,434
Net loss for the period           --            --      (691,373)      (691,373)
                          -----------------------------------------------------
Balance, September 30,
  1998                    34,796,641   $30,725,064   $(4,072,427)  $ 26,652,637
                          ==========   ===========   ===========   ============

                                               GOLDEN QUEEN MINING CO. LTD.
                                              (a development stage company)
                                           Consolidated Statements of Cash Flow
                                                      (U.S. dollars)

                                                       (Unaudited)


                                     Increase (Decrease) in Cash and Cash Equivalents

                                                                                                Cumulative Amounts
                                                                                                      From Date of
                                                Nine Month Period       Nine Month Period      Inception (November
                                                     Ended                    Ended              21, 1985) through
                                               September 30, 1998      September 30, 1997       September 30, 1998
                                              --------------------   ---------------------   ---------------------
Operating Activities
     Net loss                                       $  (691,373)           $  (851,155)            $ (3,660,281)
     Adjustments to reconcile net
       loss to cash used in operating
       activities:
       Write-off of mineral properties                       --                     --                  277,251
       Amortization and depreciation                     64,632                 48,586                  173,504
       Loss on disposition of property
        and equipment                                        --                     --                   10,949

     Options to directors                                27,434                 70,200                   97,634

     Changes in assets and liabilities:
       Receivables                                        7,548                112,045                   (7,250)
       Prepaid expenses and other
        current assets                                    8,581                (52,351)                 (69,192)
       Accounts payable and accrued
        liabilities                                    (348,421)              (303,957)                 105,394
                                                    -----------            -----------             ------------

     Cash used in operating activities                 (931,599)              (976,632)              (3,071,991)
                                                    -----------            -----------             ------------

Investment Activities:
  Deferred exploration and
   development expenditures                          (1,413,917)            (5,923,110)             (19,275,412)
  Deposits on mineral properties                        (14,805)              (503,122)                (907,733)
  Purchase of mineral properties                       (223,326)              (372,828)              (4,613,206)
  Purchase of property and
   equipment                                             (6,416)              (548,005)              (1,299,380)
  Proceeds from sale of property
   and equipment                                             --                     --                    8,492
                                                    -----------            -----------             ------------

Cash used in investment
  activities                                         (1,658,464)            (7,347,065)             (26,087,239)
                                                    -----------            -----------             ------------

Financing Activities:
Borrowing under long-term debt                               --                     --                3,766,502
Payment of long-term debt                               (33,343)              (160,138)              (1,085,340)

                                          GOLDEN QUEEN MINING CO. LTD.
                                          (a development stage company)
                                      Consolidated Statements of Cash Flow
                                                 (U.S. dollars)

                                                   (Unaudited)


                                Increase (Decrease) in Cash and Cash Equivalents

                                                                                             Cumulative Amounts
                                                                                                   From Date of
                                             Nine Month Period       Nine Month Period      Inception (November
                                                  Ended                    Ended              21, 1985) through
                                            September 30, 1998      September 30, 1997       September 30, 1998
                                           --------------------    --------------------    --------------------
Issuance of common stock for
 cash                                          2,439,753                  157,050               13,086,902
Share issuance costs                              (6,141)                (134,162)                (412,146)
Issuance of special warrants                          --                5,299,189                       --
Issuance of common shares for
  warrants                                       857,283                       --               15,598,035
                                             -----------              -----------             ------------
Cash provided by (used in)
  financing activities                         3,257,552                5,161,939               30,953,953
                                             -----------              -----------             ------------

Net change in cash and cash
  equivalents                                    667,489               (3,161,758)               1,794,723

Cash and cash equivalents,
  beginning balance                            1,127,234                5,436,497                       --
                                             -----------              -----------             ------------

Cash and cash equivalents,
  ending balance                             $ 1,794,723              $ 2,274,739             $  1,794,723
                                             ===========              ===========             ============

Supplemental disclosures of cash
flow information:
Cash paid during period for:
  Interest                                   $   111,692              $   167,029             $    660,411
  Income taxes                               $        --              $        --             $         --

Non-cash financing and
  investing activities:
  Exchange of notes for common
   shares                                    $ 1,000,000              $        --             $  1,662,282
  Exchange of note for future
   royalty payments                          $        --              $        --             $    150,000
  Shares for mineral property                $        --              $        --             $    280,211
  Mineral property acquired
   through the issuance of long-
   term debt                                 $        --              $        --             $  1,084,833

                          GOLDEN QUEEN MINING CO. LTD.
                          (a development stage company)
                   Notes to Consolidated Financial Statements


                                   (Unaudited)


Note 1:  Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 1997 annual report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


Note 2:  Share Capital

a) On January 28, 1998, the conversion price of the Company's debentures in the principal amount of US$1,000,000 was reduced from C$2.00 ($1.46) per share to C$0.68 ($0.50) per share. The conversion price reduction was approved by The Toronto Stock Exchange, and on March 18, 1998 the convertible debentures were converted to 2,017,941 common shares.

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

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997.

General and administrative expenses decreased to $170,000 for the three months ended September 30, 1998, from $364,000 for the three-month period ended September 30, 1997. The decrease is primarily due to a reduction in marketing expenditures during the period, and the recognition of compensation cost on repriced stock options issued to non-employee directors of the Company.

No interest expense was recognized for the three months ended September 30, 1998 compared to interest expense of $24,000 for the three-month period ended September 30, 1997, as a result of the conversion of convertible debentures into common shares in March 1998. Interest incurred on debt relating to the Company's investment in the Soledad Mountain Project is capitalized as part of mineral properties.

Interest income decreased to $29,000 for the three months ended September 30, 1998, from $44,000 for the three month period ended September 30, 1997, primarily as a result of a decrease in the average balance of invested funds. As a result of the foregoing factors, the Company incurred a net loss of $151,000 for the three months ended September 30, 1998, versus a net loss of $351,000 for the three-month period ended September 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997.

General and administrative expenses decreased to $706,000 for the nine months ended September 30, 1998, from $906,000 for the nine-month period ended September 30, 1997. The decrease is primarily due to recognizing compensation cost of stock options and repriced options to non-employee directors, and marketing expenditures.

Interest expense decreased to $21,000 for the nine months ended September 30, 1998, from $72,000 for the nine-month period ended September 30, 1997, as a result of the conversion of convertible debentures that were exchanged for common shares in March 1998.

Interest income decreased to $53,000 for the nine months ended September 30, 1998, from $135,000 for the nine-month period ended September 30, 1997, primarily as a result of a decrease in the average balance of invested funds. As a result of the foregoing factors, the Company incurred a net loss of $691,000 for the nine months ended September 30, 1998, versus a net loss of $851,000 for the nine-month period ended September 30, 1997.

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

The Company has had no reported revenues from operations since inception, and is in the exploration or development stage. During the period from inception through September 30, 1998, the Company used $3,072,000 in operating activities, primarily as the result of cumulative losses of $3,660,000 for the same period. During the same period, the Company used $26,087,000 in investing activities; these consisted of $24,796,000 in expenditures related to the Soledad Mountain Project and fixed asset purchases of $1,299,000. These operating and investing activities were financed by net borrowings of $2,681,000 under various long-term debt arrangements, and from the sale of $28,273,000 of equity securities.

At September 30, 1998, the Company held $1,795,000 in cash and cash equivalents. As is discussed below under the heading "Plan of Operations", significant additional funds will be needed to put the Soledad Mountain Project into production. These funds are expected to come from additional sales of common stock and from bank or other borrowings. Alternatively, the Company may decide to enter into a joint development or other similar arrangement with another mining company to develop the project. The Company does not have a commitment for bank financing or for the underwriting of additional shares of its common stock, and is not a party to any agreement or arrangement providing for the joint development of the Soledad Mountain Project. Whether and to what extent additional or alternative financing options are pursued by the Company will depend on a number of important factors, including the results of further development activities at the Soledad Mountain Project, management's assessment of the financial markets, the overall capital requirements for development of the project, and the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of September 30, 1998, world gold prices were approximately $294 per ounce, a reduction of approximately 11% from prices a year ago, and a reduction of approximately 26% from prices two years ago. The project may not be economical at current world gold prices and may not be economical until prices strengthen.


PLAN OF OPERATIONS.

The work program for 1998 has consisted of intense geological examination and interpretation within the 22 kilometers of now-accessible underground workings comprising the Soledad Mountain Project area. As a result of this work, the new ore reserve upgrade reflects an increase in the estimated mineable reserve grade at the Soledad Mountain open-pit, heap-leach project to 1.0 grams of gold per tonne and 14.4 grams of silver per tonne contained in 44.6 million tonnes of ore, representing increases of approximately 16% for gold and 13% for silver. This ore reserve update includes new information generated from ten months of geologic mapping and sampling of large portions of the 22 kilometers of underground workings existing on the property, much of which were re-opened in 1997 and 1998. Mine Reserves Associates (MRA) of Wheatridge, Colorado are in the process of reviewing the ore reserve model and mineable reserve estimate for the project.

The ore reserve update reflects the results of the 1998 sampling program as well as factoring in a lower gold price. Approximately 6,100 meters of new sampling within the deposit was added to the data base, bringing the total to over 100,000 meters of sample data. This additional sampling provided definition of the mineralized structures further along strike and down dip as well as improved continuity along the high grade veins within the mineralized envelopes. Furthermore, the cut off grade was increased to reflect a decrease in the gold price used in the reserve estimate ($350/oz) to $325 per ounce. The net effect of the changes is an 11% increase in estimated mineable gold equivalent ounces from 1.56 million to 1.74 million. At a gold-equivalent cut off grade of 0.4 grams per tonne, the estimated mineralized material inventory now totals 86.5 million tonnes and contains 2.43 million ounces of gold and 39.6 million ounces of silver.



                            SOLEDAD MOUNTAIN PROJECT
                         ESTIMATED MINEABLE ORE RESERVE

                                                                         UPDATED
                                     PREVIOUS ORE RESERVE            ORE RESERVE
                                   (M3 FEASIBILITY STUDY)               ESTIMATE
(US DOLLARS)                                  @$350/OZ AU            @$325/OZ AU
--------------------------------------------------------------------------------
Ore tonnes, millions                                 48.6                   44.6
Gold grade, g/t                                      0.86                    1.0
Silver grade, g/t                                   12.69                   14.4
Contained gold ounces                           1,344,000              1,426,000
Contained silver ounces                        19,828,000             20,658,000
Contained gold equivalent ounces                1,560,000              1,736,000
Waste-to-ore strip ratio                              4.1                    4.5

The bankable-level feasibility study by M3 Engineering and Technology Corporation, released earlier this year, is currently being amended to reflect the updated ore reserve estimate. This improved grade and size of the ore reserve is expected to enhance the Company's ability to finance the project. The estimated total cash costs are expected to be below the $182 per-ounce level projected in the M3 feasibility study.

Assuming project finance can be obtained and in place within the next eight months, the current plan is to commence construction of the project during the first half of 1999 and be in production during the first half of 2000. The Company intends to finance the project with a combination of debt and equity and will begin the process of raising the project debt financing immediately.

The Company is exploring the potential for the Soledad Mountain Project to provide aggregates to the Southern California market. Soledad's heap residue is ideally suited for the manufactured sands component of superpave mix - a component that is in very short supply in Southern California and will be required in order to meet federal superpave specifications. Because the cost of beneficiation will already be applied to extract the gold/silver values and due to the project's location next to major north/south and east/west rail lines, the tailings material is anticipated to be competitive in the surrounding markets. It is expected that there will be a market for a majority of the manufactured sand produced each year. Neither the feasibility studies referred to above nor any other revenue and cost figures contained in this report take such business into account.


PERMITTING.

All permitting requirements for the Soledad Mountain Project were completed in late 1997. Pending the procurement of project financing, the Company can commence construction of surface infrastructure and processing facilities, and, following that, can begin commercial production of gold and silver from the project.


YEAR 2000.

The "Year 2000" issue is the result of computer systems that were programmed in prior years using a two digit representation for the year. Consequently, in the Year 2000, date sensitive computer programs may interpret the date "00" as 1900 rather than 2000 causing varied and uncertain results. The Company is in the process of reviewing its business and processing systems and believes that the majority of its systems are already year 2000 compliant. At this time, the internal exposure of the Company to the year 2000 problem, due to the nature of its development stage activities is limited to the use of computers for accounting, computer aided design, and general office and clerical applications. As of September 30, 1998, the Company has incurred less than $5,000 of costs related to year 2000 issues. Management believes that the cost of completing its investigation and remediation activities in regard to the year 2000 issue will not exceed $25,000.

The Company has initiated formal communications with all of its significant suppliers and vendors, including site utility providers and project contractors to determine the extent to which the Company's systems and activities are vulnerable to those third parties' failure to remediate their own Year 2000 issues. While the Company believes that the Year 2000 issue will not have a material adverse effect on the Company's financial position, liquidity or results of operations, there is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.







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

FORM 8-K REPORTS. The Company filed no reports on Form 8-K during the third quarter of 1998.

                                   SIGNATURES


In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      Golden Queen Mining Co. Ltd.

                                       By: /s/ BERNARD F. GOODSON
                                          ---------------------------------
                                               Bernard F. Goodson, its Vice
                                               President of Administration
                                               and Controller