Form 10KSB
period 1998-12-31
GOLDEN QUEEN MINING CO LTD
filed 1999-03-22
CIK 1025362

FORM 10-KSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from _______________ to _______________


                          GOLDEN QUEEN MINING CO. LTD.
              (Exact name of small business issuer in its charter)

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

           Securities registered pursuant to section 12(g) of the Act:
                         Common Stock without par value


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $74,646. The aggregate market value of the voting stock held by non-affiliates at March 2, 1999 was $9,161,822. The number of shares of common stock outstanding at such date was 34,796,641.

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                          GOLDEN QUEEN MINING CO. LTD.
                    ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR
                             ENDED DECEMBER 31, 1998


                                TABLE OF CONTENTS


SAFE HARBOR STATEMENT

GLOSSARY

                                                                                        Page

PART I

   Item 1: Description of Business........................................................1
   Item 2: Description of Property........................................................9
   Item 3: Legal Proceedings.............................................................12
   Item 4: Submission of Matters to a Vote of Security Holders...........................12


PART II

   Item 5: Market for Common Equity and Related Stockholder Matters......................12
   Item 6: Management's Discussion and Analysis or Plan of Operation.....................13
   Item 7: Financial Statements..........................................................17
   Item 8: Changes in and Disagreements with Accountants and Financial Disclosure........17


PART III

   Item 9: Directors and Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act........................17
   Item 10:Executive Compensation........................................................19
   Item 11:Security Ownership of Certain Beneficial Owners and Management................22
   Item 12:Certain Relationships and Related Transactions................................24
   Item 13:Exhibits and Reports on Form 8-K..............................................25


SIGNATURES

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

THE LIKELIHOOD OF CONTINUED LOSSES FROM OPERATIONS. The Company has no revenue from mining operations and has incurred losses from inception through December 31, 1998 of approximately $3,941,000. This trend is expected to continue for at least the next two years and is expected to reverse only if, as and when gold is produced from the Soledad Mountain Project.

THE NEED FOR SIGNIFICANT ADDITIONAL FINANCING. The Company anticipates that it will need approximately $77,600,000 in additional financing to put the Soledad Mountain Project into production; an anticipated $66,300,000 will be used for capital expenditures and $11,300,000 will be used as working capital and for start-up expenditures. The Company expects to finance development from additional sales of common stock, from bank or other borrowings or, alternatively, through joint development with another mining company. However, it has no commitment for bank financing or for the underwriting of additional stock, and it is not a party to any agreement or arrangement providing for joint development. Whether and to what extent financing can be obtained will depend on a number of factors, not the least of which is the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of December 31, 1998, world gold prices were approximately $287 per ounce, a reduction of approximately 2% from prices a year ago, and a reduction of approximately 22% from prices two years ago. If gold prices remain weak, it may not be economical for the Company to put the Soledad Mountain Project into production.

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

AU.  The symbol for gold

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

DEVELOPMENT STAGE. Activities related to the preparation of a commercially mineable deposit for extraction.

EXPLORATION STAGE. Activities such as drilling, bulk sampling, assaying and surveying related to the search for mineable deposits.

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

MINERAL DEPOSIT. A mineral deposit is a mineralized underground body which has been intersected by sufficient closely-spaced drill holes or underground sampling to support sufficient tonnage and average grade(s) of metal(s) to warrant further exploration or development activities. A mineral deposit is sometimes also referred to as MINERALIZED MATERIAL or as MINERALIZED MATERIAL inventory. A mineral deposit does not qualify as a commercially mineable ore body (reserves) under standards promulgated by the Securities and Exchange Commission until a final, comprehensive economic, technical and legal feasibility study based upon test results has been concluded.

MINERALIZATION. The presence of minerals in a specific area or geological formation.

ORE. A natural aggregate of one or more minerals which at a specified time and place, may be mined and sold at a profit or from which some part may be profitably separated.

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

The Company first outlined a gold deposit at the project in 1988, although the size of the deposit was insufficient to justify further development. Further exploration work was conducted from 1989 through 1991. Thereafter, the project remained dormant, until 1994 when the Company renewed exploration activities with funds derived from several offshore private placements of its common stock. A mineable ore reserve was generated as part of a feasibility study completed by M3 Engineering and Technology of Tucson, Arizona in early 1998. This study estimated the mineable ore reserves, based on a gold price of $350 per ounce and a silver price of $5.00 per ounce, at 48.6 million tonnes (53.6 million tons) averaging 0.86 grams of gold per tonne (0.025 ounces per ton) and 12.7 grams of silver per tonne (0.371 ounces per ton) for a gold equivalent grade of 1.04 grams per tonne (0.030ounces per ton), or a total of 1.585 million ounces of gold equivalent. Based on extensive sampling and other exploratory activities conducted through 1998, an update of proven and probable mineable ore reserves at the project was estimated internally at a gold price of $325 per ounce and a silver price of $6.00 per ounce. This reserve update totals 45.0 million tonnes (49.6 million tons), at an average grade of 0.99 grams per tonne (0.029 ounces per ton) of gold and 14.34 grams per tonne (0.42 ounces per ton) of silver for a gold equivalent grade of 1.21 grams per tonne (0.035 ounces per ton). Total contained ounces are estimated at 1,437,000 ounces of gold and 20,757,000 ounces of silver, or approximately 1,748,000 ounces of gold equivalent.

The Company has determined to develop the project using open pit mining methods and a cyanide heap leach recovery process. Development plans include the construction of facilities capable of mining and processing precious metals ores at a rate of up to 5.76 million tonnes (6.35 million tons) per year for at least nine years, followed by heap detoxification and reclamation of the project site. The Company previously reported that it expected to begin producing gold and silver from the project during the second half of 1998, once permitting was completed. Because of the downturn in world gold prices during the second half of 1997, however, the Company was not able to obtain financing for construction. As a consequence, production will be delayed until gold prices improve.

The registered office of the Company is located at 1600 - 925 West Georgia Street, Vancouver, British Columbia V6C 3L2, and its executive offices are located at 104 S Freya Street, Suite 211-A, Green Flag Building, Spokane, Washington 99202.

PROJECT BACKGROUND. The Soledad Mountain Project is located within the Mojave Mining District along with the nearby Cactus Gold Mine, Standard Hill Mine and Tropico Mine. Mining in the area dates back into the late 19th century, but the most significant production occurred from the 1930s to 1942 when Gold Fields Mining Company of South Africa operated a 272-ton per day cyanide mill, evidenced by the large piled tailings on the north slope of Soledad Mountain. No historical operators attempted open pit mining in the project area.

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

SAMPLING AND BLOCK MODEL CONSTRUCTION. The economic viability of the mineral deposit at the Soledad Mountain Project is based on industry-accepted and block model computer analysis. The Company constructed a three dimensional computer model of the project area using simulated "blocks" of mineralized material measuring 7.6 meters (25 feet) by 7.6 meters (25 feet) by 6.1 meters (20 feet); substantial data derived from drill hole samples, underground crosscuts, and other exploratory methods was then introduced into the model to determine the gold and silver content and average grades of the simulated blocks. Finally, different economic variables, such as metals prices and mining and ore processing costs, were introduced to determine the viability of mining all or a portion of the deposit.

The data employed in the block model analysis was derived from Gold Fields Mining Company's production records and the Company's more recent exploration activities, and consists of 103,068.4 meters (338,148 feet) of assayed material taken from more than fourteen different vein systems in the district. The sources and extent of this data are summarized below:

           Diamond drilling                    9,403.3 meters      (30,848 feet)
           Reverse circulation drilling       80,603.4 meters     (264,447 feet)
           Old cross-cuts (1930s)              6,813.0 meters      (22,352 feet)
           Underground drilling (1930s)        4,909.7 meters      (16,108 feet)
           Recent cross-cuts (1980s)           1,339.0 meters       (4,393 feet)
                                             ----------------     -------------
                                             103,068.4 meters     (338,148 feet)
                                             ================     =============

The model is based in part on the Company's geological interpretation of this data. Rock types, high grade zones, low grade zones, mined-out stopes and zones of internal waste were delineated on cross sections, transferred to bench plans, digitized, and loaded into the model. Plan maps were plotted from the block model to check the block code assignments and corrections were made where necessary. High grade zones were defined as outlined areas containing grades greater than 3.43 grams per tonne (0.100 ounces per ton) of gold equivalent and low grade zones enclosing areas that ranged from 3.43 to 0.41 grams per tonne (0.100 to 0.012 ounces per ton) of gold equivalent. Each mineralized block was then assigned a percentage for their volume of high grade, low grade, and stope material. All the remaining blocks in the model that did not fall into one of the described ore categories were considered waste. Since ore and waste zones were defined in the model blocks but not in the drill hole composites, the code of the block penetrated by the drill hole was assigned back to the composite to ensure a consistent one-to-one match during the grade interpolation process.

Linear kriging was used to estimate gold and silver grades in the model. Grades were interpolated for the high grade and low grade zones independently, to maintain the integrity of each zone. The separation of high grade, low grade and waste zones was maintained by allowing only composites coded as high grade to be used to interpolate high grade zones and similarly, only low grade composites were used to interpolate low grade zones. Gold equivalent grade for each block was calculated based on the following equation:

        AuEq = AuKrg + [(AgKrg/54.17)*(60%Ag recovery/78% Au recovery)].

This calculation was done for all blocks containing interpolated gold and silver grades and the resulting value was stored back into the block. Mineable reserves and all subsequent mine planning work were based on kriged gold and kriged silver values.

Mineralized material includes all blocks within the model limits, but with no assumptions as to economic viability. Based on a cut-off grade of 0.41 grams per tonne (0.012 ounces per ton) of gold equivalent, the mineralized material is estimated to be 86,552,964 tonnes (95,408,810 tons) averaging 0.871 grams per tonne (0.025 ounces per ton) of gold and 14.198 grams per tonne (0.4156 ounces per ton) of silver, or 1.073 grams per tonne (0.031 ounces per ton) of gold equivalent.

An independent manual estimate of mineralized material (cross section polygonal resource estimate) was also completed and validates the Company's block model mineralized material. The data employed in the manual estimate was also derived from Gold Fields Mining Company's production records and the Company's more recent exploration activities.

The manual mineralized material estimation is based, in part, on an independent geological interpretation of this data. Rock types, mineralized zones, mined-out stopes and zones of internal waste were delineated on cross sections.
Mineralized polygonal shapes were defined as areas of at least 6.1 meters (20 feet) width and containing grades equal to or greater than 0.34 grams per tonne (0.010 ounces per ton) of gold equivalent. A polygonal shape was drawn (along dip) around each mineralized portion of a drill hole or cross cut to mid-distance to the nearest intercept or up to 400 feet, which ever was less. Average gold and silver grades, along with volume of mineralization were then calculated for each polygon.

The manual estimate of mineralized material includes all mineralized polygons within the project area, but with no assumptions as to economic viability. Based on a cut-off grade of 0.34 grams per tonne (0.010 ounces per ton) of gold equivalent, the manual estimate of mineralized material is 82,037,406 tonnes (90,431,233 tons) averaging 1.013 grams per tonne (0.030 ounces per ton) of gold and 14.850 grams per tonne (0.433 ounces per ton) of silver, or 1.224 grams per tonne (0.036 ounces per ton) of gold equivalent.

FLOATING CONE AND PIT PHASING ANALYSES. A floating cone analysis is a computer-aided means of designing an optimal open pit mine plan. The "floating cone" is an inverted cone model that is first superimposed over the mine area without regard for practical mining or economic considerations. The model is then refined to take into account cut-off grades, pit outlines, final ore reserve calculations, until it resembles a mineable pit, following which it is refined further to reflect the smoothing of abrupt changes in pit wall configuration for slope stability, and the smoothing of intermediate benches and pit floors for efficient equipment utilization and the addition of haul roads.

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

The internally-generated ore reserve portion of the recently updated mineralized material inventory at the Soledad Mountain Project was calculated by applying the following economic cut-off criteria to the floating cone analyses for preliminary pit design: a gold price of $325 per ounce; a silver price of $6.00 per ounce; mining costs for waste and ore of $0.68 per tonne ($0.62 per ton); processing costs of $2.24 per tonne ($2.03 per ton); general/administrative costs of $0.56 per tonne ($0.51 per ton); process recovery rates of 78% for gold and 60% for silver; a refining recovery rate of 100%; a design cut-off grade of
0.41 grams per tonne (0.012 ounces per ton) of gold equivalent.

An internal cut-off grade of 0.31 grams per tonne (0.009 ounces per ton) of gold equivalent was calculated by deleting mining costs from the above on the premise that material within the pit that must be removed needs only to support the incremental costs for processing to be considered ore.

ORE RESERVES. The Soledad Mountain Project internally-generated mineable ore reserve estimate, classified as proven and probable, is 45.0 million tonnes (49.6 million tons) averaging 0.99 grams per tonne (0.029 ounces per ton) of gold and 14.34 grams per tonne (0.42 ounces per ton) of silver. Total contained ounces are 1,437,000 ounces of gold and 20,757,000 ounces of silver, or approximately 1,748,000 ounces of gold equivalent. This estimate updates the previous estimate that was a basis for the M3 Engineering and Technology (M3) feasibility study completed in early 1998. In the M3 study, the development of the computer model for the Soledad Mountain deposit was completed as a cooperative effort between Golden Queen staff and Mine Reserves Associates of Wheatridge, Colorado. The following table sets forth information concerning proven and probable mineable ore reserves based on an average cut-off grade of
0.41 grams per tonne (0.012 ounces per ton) of gold equivalent.

                      PROVEN AND PROBABLE RESERVE ESTIMATE

CATEGORY    ORE TONNES  AUEQ G/MT  AUEQ OZ  AU G/MT  AU OZ   AG G/MT    AG OZ
--------    ----------  ---------  -------  -------  -----   -------    -----
Proven and
probable    45,019,000    1.21    1,748,000  0.99 1,437,000   14.34  20,757,000


The Company estimates that the current mineable ore reserve will support ore production at a rate of up to 5.76 million tonnes (6.35 million tons) per year for at least nine years. Considering a possible four-year period of heap detoxification, gold production could extend the life of the project to thirteen years. Further extension is a possibility if additional drilling provides better definition of mineable reserves in those areas that currently have limited drilling intercepts and/or limited underground sampling. The average stripping ratio is projected to be approximately 4.57 to 1. The projected mine life, stripping ratios and ore production rates at the project are believed by the Company to be well within industry standards.

METALLURGY. There are three principal types of ore represented in the mineral deposit of the project: quartz latite, rhyolites and pyroclastics. Metallurgical testing has been performed on more than 200 samples of these ore types from the project area over a period of ten years.

Four ore processing methods were evaluated in developing an operating plan for the Soledad Mountain Project: slurry cyanide leaching, gravity separation, flotation and heap leaching. Tests confirmed heap leaching as the best processing method for the project, largely because the ore deposit is of relatively low grade. The location and climate of the project area are well suited to heap leaching, and the process has been successfully applied by other mining companies to nearby ore bodies. Because of the high ratio of silver to gold in the deposits, recovery of these metals from the leaching solution will be accomplished using the Merrill-Crowe process. Trace elements of mercury in the ore will be removed from the precipitate using a mercury retort. Test data indicate that crush size is the most important factor affecting metal recovery, and that crushing the ore to a size of 8 mesh (which is about the finest size attainable without milling) will be required to realize optimal recoveries. It is anticipated that the ore will be agglomerated with cement as a binding agent at the rate of 4.5 kilograms of cement per tonne (10.0 pounds per ton) of ore processed. The tests indicate average expected ultimate gold and silver recoveries of 80% and 65% respectively.

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

The Company plans to mine at a rate of up to 5.76 million tonnes (6.35 million tons) of ore per year on the basis of three eight-hour shifts per day, 360 days per year. This schedule would provide ore to the crusher at a rate of 16,200 tonnes (17,881 tons) per day and an average of 74,034 tonnes (81,715 tons) of waste per day. All waste will be deposited on a series of dump sites east, south and west of the pit areas.

Ground water has been reported only in the deepest gold mine workings below 823 meters (2,699 feet) in elevation. All open pit mining is therefore expected to be dry, except for occasional rains and very occasional winter snows. Old workings from historical underground mining will be encountered from time-to-time, but are not expected to interfere significantly with mining operations.

CRUSHING, CONVEYING AND STACKING. A 900 tonne (993 tons) per hour four-stage crushing circuit will be installed at the Soledad Mountain Project. The primary crushing system will be comprised of a vibrating grizzly feeder with 103 millimeter (4.0 inch) apertures and a 950 millimeter (37 inch) by 1,250 millimeter (49 inch) jaw crusher with a closed side setting of 103 millimeters (4.0 inches). The grizzly undersize and the jaw crusher product will be combined and conveyed to a secondary crushing circuit. Secondary crushing will be done in a 2.13 meter (7 foot) short head cone crusher. Third stage crushing will be done in two 2.13 meter (7 foot) short head cone crushers and fourth stage crushing will be done in seven 990 millimeter (38.5 inch) vertical shaft impact crushers. Third and fourth stage crushing will be done in closed circuit with a double deck screen producing a final product of 100% minus 2.36 millimeter (8 mesh) crushed ore.

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

The agglomerated ores will be conveyed to a radial stacking system by a series of portable and semi-portable conveyors. The conveying system will consist of a series of 0.914 meter (3 foot) wide semi-portable and portable conveyors. The semi-portable conveyors will transport the crushed ore to the central area of the leach pad and the portable conveyors will transport crushed ore to the stacker. The stacking system will consist of a self-propelled bin conveyor and a
39.6 meter (130 foot) long radial stacker with a 6.1 meter (20 foot) long slinger. The radial stacker will be equipped for lifting and hydraulic wheel positioning. The hydraulic drive will be sized for the slopes of the leach pad.

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

Leach solution will be distributed over the heap by a system of pipes and emitters. Once the solution is applied to the ore and percolates throughout the heap, it will drain along the base of the heap. The solution flow will be intercepted and collected by 10 centimeter (4.0 inch) diameter perforated pipes installed on top of the liner system and routed into one of three solid manifold pipes. The manifold pipe will then route the solution to the solution collection sump. This drainage system is designed to minimize the hydraulic head applied over the composite liner system and increase the rate of solution recovery.

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

The pad liner system will consist of four components: the prepared subgrade, the liner material, a solution collection system on top of the liner and a protective overliner material. The prepared subgrade will be a well-graded material prepared and compacted to a permeability of at least 10-6 centimeters per second. The pad liner will be constructed as a composite system. An 80 millimeter thick geomembrane HDPE material will overlay the prepared soil subgrade, and a leak detection system will be installed under the geomembrane. Protective overliner material consisting of crushed ore or waste will then be placed in a 460 millimeter (18 inch) thick lift over the lined area. This protective overliner will serve to secure the solution collection piping and provide direct access in the pad area for lightweight vehicles and the conveyor system. Initial placement of the material will be integrated with pad construction to create a working area of sufficient size for production. Pipe laying and spreading of the overliner will be done thereafter, in conjunction with the pad loading plans.

The leach recovery schedule is based on three parameters: the metallurgical characteristics of the ore, physical delays in the handling of ore and solutions and the retention of values in solution within the heap. Once the heap has been under leach for a complete leach cycle and a constant daily tonnage is being stacked, estimated recoveries are as follows:

                       PERCENTAGE OF 80% GOLD, 65% SILVER

                      Days             Au               Ag
                      ----          -------          -------

                       30              83.5             79.4
                       60               5.8              7.2
                       90               3.2              4.0
                      275               5.7              7.1
                      400               1.8              2.3
                                    -------          -------
                                      100.0            100.0

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

RECOVERY. The gold recovery plant at the project will be a conventional Merrill-Crowe circuit, due to the high silver content of the ore. The average silver content of the ore body is 14.34 grams per tonne (0.42 ounces per ton), but the silver content of the feed will occasionally exceed 34.3 grams per tonne (1.0 ounces per ton). During heap detoxification, when cyanide levels drop below levels suitable for Merrill-Crowe processing, a small carbon plant will be used.

RAW MATERIALS. Electricity will be delivered to the project site using a dedicated line by the utility company which currently supplies power in the vicinity. A process water well has been developed from underground sources on land controlled by the Company. Other materials necessary for mining and processing, such as sodium cyanide, cement, diesel fuel and ammonium nitrate, are available for purchase from more than one supplier and management believes that there will not be a problem in securing these materials.

PERMITTING AND ENVIRONMENTAL ISSUES. The Soledad Mountain Project is located on private and federally-controlled lands in an incorporated area of Kern County, California. Current and proposed mining activities on these lands are thus subject to extensive federal, state and local regulations. These regulations and the Company's compliance efforts are summarized below.

CEQA/NEPA ISSUES. The project is subject to the California Environmental Quality Act ("CEQA") and the National Environmental Policy Act ("NEPA"), each of which requires written analysis of proposed mining activities and their effect on the physical, biological, social and economic resources of the area. This analysis is known under CEQA as an environmental impact report ("EIR"), and under NEPA as an environmental impact statement ("EIS").

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

AIR QUALITY ISSUES. The project lies within the Southeast Desert Air Basin, which is under the jurisdiction of the Kern County Air Pollution Control District. The district is empowered to regulate stationary sources of air pollution within the basin, pursuant to authority granted under the federal Clean Air Act.

The Area is designated as unclassified for PM10 emissions (that portion of the total suspended particulates less than 10 microns in size) and as a non-attainment area for ozone. The typically windy conditions and very dry nature of the area are probably responsible for the high PM10 background levels recorded at several nearby monitoring stations. On-site air sampling was conducted for approximately one year with high background PM10 levels found.

Fugitive dust, when combined with the background dust may cause unacceptable levels of PM10 emissions off-site, and may represent the greatest potential environmental issue. A PM10 level of 44 micrograms per cubic meter is projected by computer modeling utilizing a mining rate of 30 million tons per year of ore and waste. This level is below the California attainment standard of 50 micrograms per cubic meter and the Federal standard of 150 micrograms per cubic meter. However, the Company believes that it will achieve compliance with applicable standards by a greater margin, as a result of the fact that the modeling methodology assumes worst likely case conditions which are considered unlikely to be encountered in actual operations and based on the use by the Company of commonly-accepted dust control techniques in all phases of mining and crushing. The Company submitted an application to the Kern County Air Pollution Control District for authority to construct the project, and based upon the dispersion modeling discussed above, the application was approved in February 1998.

WATER QUALITY ISSUES. The project is in the northern portion of the Antelope Valley ground water basin and experiences an average annual rainfall of less than 14.5 centimeters (5.7 in.). There are no surface waters of any kind, other than the periodic runoff that follows the rare heavy rains that typically occur during the winter months.

Drainage in the area of the project is controlled by a series of deeply incised gullies and channels that ultimately drain to the north-west into the Chaffee hydrologic area. The water that does not evaporate typically percolates in the Antelope Valley ground water. No water quality data is available for surface runoff. Ground water in the bedrock underlying the area is almost certainly very modest in quantity and is restricted to fractures. The alluvial cover on the valley fill are known sources of important amounts of ground water. Water in these cases is typically at 55 to 61 meters (180 to 200 feet) in depth.

Wells in the shallow alluvium are historically low yield in nature, while those in areas with a substantial amount of alluvial fill can be important producers. Water quality data is limited; however, sufficient data is available to confirm that the water is acceptable for the process applications proposed.

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

The Company is required to obtain several bonds for the project: a Surface Mining and Reclamation Act bond, to be held by Kern County, to cover the general reclamation of the site, including the waste dumps, roads, mine pits and building removal; a detoxification and closure bond, to be held by the Lahontan Regional Water Quality Control Board, relating to the heap back process areas; and an "unforeseen event bond", to be held by the water quality board, which is intended to bond for a catastrophe that would contaminate surface or ground water with processed water. Since there are no surface streams at Soledad Mountain, the bond would apply to ground water only. The amounts of these bonds will be determined by the regulatory authorities when permits are granted for the project. The Company expects to meet these bonding requirements by purchasing surety bonds from one or more insurers. Alternatively, the Company may post money market securities, such as certificates of deposit, or bank letters of credit in lieu of, or in addition to, such surety bonds. Based on currently available information, the Company estimates that the costs of complying with environmental requirements, including land reclamation, will be approximately $3,000,000 at the time production at the mine commences, increasing to a total of $5,410,000 by the end of the life of the mine.

FACILITIES AND EMPLOYEES. The Company's principal executive offices are located in a 1,200-square foot facility at 104 South Freya Street in Spokane, Washington, and its Soledad Mountain field office is located at the mine site in Mojave, California. At December 31, 1998, the Company employed three full-time management, finance and administrative employees at its Spokane office, and 12 full-time employees at its Mojave office.

MISCELLANEOUS. Four of the Company's directors, Edward G. Thompson, Gordon C. Gutrath, Chester Shynkaryk and Jerrold Schramm, are residents of Canada. Consequently, it may be difficult for United States investors to effect service of process within the United States upon those directors, or to realize in the United States upon judgments of United States courts predicated upon civil liabilities under the United States securities laws. A judgment of a U.S. court predicated solely upon such civil liabilities would probably be enforceable in Canada by a Canadian court if the U.S. court in which the judgment was obtained had jurisdiction, as determined by the Canadian court, in the matter. There is substantial doubt whether an original action could be brought successfully in Canada against any of such directors predicated solely upon such civil liabilities.


ITEM 2.  DESCRIPTION OF PROPERTY.

LOCATION AND ACCESS. The Soledad Mountain Project is located in the Mojave Mining District in Kern County in southern California, approximately 2.4 kilometers (1.5 miles) from Highway 14, a paved, four-lane highway. Los Angeles, California is about 100 kilometers (62 miles) south of the project and the metropolitan area of Lancaster/Palmdale, California is less than 35 kilometers (22 miles) to the south by Highway 14. Secondary paved access roads extend from Highway 14 and encircle Soledad Mountain, providing access to the project site. Major power lines come to within a few hundred meters of the proposed plant electrical substation on the north-east corner of the project.

There is no source of naturally-occurring water on the project site in quantities deemed sufficient for mining operations. However, the Company controls an area to the north of Soledad Mountain and because of previous testing, believes sufficient water can be found at an estimated depth of 61 to 122 meters (200 to 400 feet). The Company also controls an alternate site to the west of the mountain, and believes water can be found there at a depth of approximately 213 meters (699 feet).

The population centers of Mojave, Lancaster, Bakersfield and Los Angeles, all located within a 161-kilometer (100 mile) radius of the project, are sources for the labor, supplies, material and equipment needed for the project. The Santa Fe Railway line runs parallel to, and just east of, Highway 14. The town of Mojave, California provides a convenient railhead for delivery of large pieces of equipment. Other aspects of regional infrastructure already in place and available to support the Soledad Mountain Project include hospitals, ambulance service, fire fighting service, garbage disposal, schools, living accommodations, shopping, airline services and recreational areas.

Local climatic conditions reflect the high desert environment of the Mojave Desert in southern California. Conditions are variable, with temperatures ranging from below freezing in the winter to more than 40.6o Celsius (105oF) in the summer. Wind is a factor with respect to structural stability, as gusts frequently reach 100 to 130 kilometers (62 to 81 miles) per hour. Flora and fauna are sparse in the project area, reflective of the Mojave Desert environment. No perennial streams or springs exist in the project area and the only surface run-off occurs during the heavy rainstorms that are most prevalent from December through March of each year

LAND OWNERSHIP AND MINING RIGHTS. Golden Queen's property is west of California State Highway 14 and largely south of Silver Queen Road in Kern County, California covering all of section 6 and portions of sections 5, 7 and 8 in Township 10 North, Range 12 West; portions of sections 1 and 12 in Township 10 North, Range 13 West; portions of section 18 in Township 9 North, Range 12 West and portions of section 32 in Township 11 North, Range 12 West, all from the San Bernardino Baseline and Meridian. Most of the mining processing facilities will be located in Section 6 in Township 10 North, Range 12 West. The project area is a 497-hectare (1,228 acres) contiguous block within an area of approximately 1,012 hectares (2,501 acres) held by the Company. The project property is comprised of 33 patented lode mining claims, 123 unpatented lode mining claims, one unpatented placer mining claim, one patented mill site claim, six unpatented mill site claims and 379 hectares (937 acres) of fee land. One hectare is approximately 2.471 acres.

The project property is held by the Company (through its United States subsidiary) under a variety of agreements with 65 property owners. These agreements include 56 mining leases, two exploration agreements with options to purchase and seven purchase agreements that are in various stages of completion. Most of these agreements were entered into during the five-year period preceding the date of this report, at a total cost to the Company of approximately $3,800,000.

The Company commissioned a formal title summary covering the project property which was rendered in August and September 1996. It was updated in February 1998 and again in March 1999. With such a complicated ownership history as is common in historic mining districts, it is typical for title problems to exist with respect to properties in the area in which the project is located. The few title questions which exist with respect to the property have been determined by the Company to not present a material threat to the project. The Company is attempting to resolve the title issues of which it is currently aware with the assistance of its California counsel, a law firm with experience in title matters relating to properties in the Mojave Mining District.

A comprehensive land survey of the project area has not yet been undertaken. Since 1993, the whole of the project area and much of the immediate surrounding area has been segregated from appropriation under the United States General Mining Law of 1872. The segregation terminates May 8, 2000 and is additional protection to the Company in the event open ground exists in the project area.

The various property purchase agreements to which the Company is a party typically require payment by the Company of the purchase price over an extended period of time. In most cases, a somewhat larger advance payment was made at the time the agreement was entered into and, in some instances, a larger payment is due at the time the purchase is completed. Certain of the property purchase agreements require the payment by the Company of royalties upon the commencement of commercial production from the project. As of December 31, 1998, $859,000 remained to be paid by the Company under these various property purchase agreements; $52,000 of this amount is due within the ensuing twelve months.

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

In addition to these agreements, the Company is also obligated under the terms of an April 1, 1995 option agreement to purchase all of the issued and outstanding shares of a privately-held California corporation owning a 80.9 hectare (200 acre) tract of land near the Soledad Mountain project site. The Company has paid $850,000 toward the purchase of these shares as of the date of this report, and is obligated to pay an additional $750,000 on or before July 1, 1999. Once commercial production begins, the Company is also to pay a royalty equal to 1% of gross smelter returns.

The Company does not require additional properties to put the Soledad Mountain Project into production, and has no present plans to acquire any properties within the mine area. The Company continually evaluates other precious metals mining opportunities for possible acquisition or joint venture, and from time-to-time engages in exploratory discussions regarding such opportunities. As of the date of this report, the Company has no agreement, undertaking or other arrangement with any person regarding the acquisition of mining properties outside the Soledad Mountain Project area.


GEOLOGY.

REGIONAL GEOLOGY. The structural history of the western United States is complex, with orogenic events occurring from the Late Cretaceous Period to the Middle Miocene Epoch (approximately 74.5 to 16 million years ago). The Sierra Nevada Range and the San Bernardino Mountains, the principal arcs surrounding the Soledad Mountain area, are relatively narrow, with well-defined zones of calc-alkaline volcanic and plutonic activity. Deposits of copper, iron, molybdenum, tungsten, gold and silver are associated with these orogenic events. Miocene volcanic units rest unconformably on Late Cretaceous quartz monzonite (Sierra Nevada Batholith) basement. This suggests that the volcanic center at Soledad Mountain may lie in a domed or tectonically-elevated area, perhaps the topographic margin of a caldera with the central collapsed area represented by the accumulation of tuffaceous sediments south of Soledad Mountain in the Rosamond Hills area.

SITE GEOLOGY. Soledad Mountain is a moderately-eroded silicic volcanic center of Middle-to-Late Miocene epoch (approximately 21.5 million to 16.9 million years ago) and is interpreted as part of a large caldera. Volcanics consist of felsic flows, tuffs and breccias with rock types ranging from quartz latite to rhyolite. Faults have disrupted all major rock types with the major faults trending N10oE to N40oW. The faults dip from 70o to 99o near the surface and 45o to 60o at depth. On the north-east side of the project area, the faults tend to dip toward the north-east, while the faults on the south-west side tend to dip towards the south-west. From east to west, the principal veins crop out within a north-west trending belt about 1,219 meters (3,998 feet) wide and about 1,981 meters (6,498 feet) long.

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

The  Standard  Hill Mine,  north-east  of Soledad  Mountain,  consists of faults filled with quartz veins that cross-cut quartz monzonite and quartz latite volcanics. The veins strike north to north-west with shallow dips towards the east and north-east, respectively. This deposit represents a mineralization lower in the system than Soledad Mountain. The Tropico Mine, seven miles to the south, consists of Cretaceous quartz monzonite overlain by volcanics of quartz latite flow-banded rhyolite and rhyolite porphyry similar to those of Soledad Mountain. The veins strike east to west and dip 65 to 70 degrees to the south. Quartz veins fill pre-mineral faults, with movement continuing during and after mineralization. The Cactus Gold Mine, five miles to the west, consists of quartz latite to rhyolite flows, resting unconformably on quartz monzonite. The strikes of the veins vary from north-east to north-west with the dips varying from the south-east to north-east. Mineralization is associated with quartz-filled faults, fault breccia and zones of silicification and argillization of the wall rock.

The mineralized faults at Soledad Mountain show two distinct dip directions. The faults on the north-east portion of Soledad Mountain dip 60 to 80 degrees to the north-east. Faults on the south-west portion of Soledad Mountain dip 60 to 85 degrees to the south-west. The area between these sets of faults represents a vent axis trending north-west, forming an elevated crest with an underlying competent root system. Upon the collapse of the caldera, block faulting along the slopes was deflected away from the vent axis and its competent root system. Mineralization occurs in a series of epithermal veins, faults and shear zones. Vein widths vary up to fifteen meters and are consistent along strike and down dip. Some of them have been mined to a vertical depth of 305 meters (1,000 feet). Testing has shown that the principal ore minerals are native gold, electrum and a suite of silver minerals consisting of acanthite, native silver, pyrargyrite and polybasite in a gangue of oxidized, brecciated, quartz with minor pyrite. Traces of sphalerite, chalcopyrite and galena are also present.

The lateral extent of mineralization in the different volcanic units at Soledad Mountain varies. Mineralization of the volcanic flow units of quartz latite, flow-banded rhyolite and porphyitic rhyolite is generally confined to faults and fault breccias and shows a weak lateral potential for mineralization into the wall rock. Where mineralized faults and veins cross-cut the middle and upper pyroclastic units, a wider halo of mineralization into the host rock occurs. This indicates penetration of hydrothermal solutions into the more permeable and porous tuffaceous units of the Soledad Mountain complex.

The Company believes the geology of the Soledad Mountain Project area is conducive to its intended operations.


ITEM 3.  LEGAL PROCEEDINGS.

A wholly-owned subsidiary of the Company has been named in a complaint filed on December 9, 1997 (although the Company did not become aware of the complaint until September of 1998) in the Superior Court of the state of California for the county of Kern. The principal parties in the complaint are George Creque, Jr (plaintiff) and Cactus Gold Mines Company, Inc. (defendant). The complaint contains a claim for unspecified compensatory and punitive damages associated with the introduction of various toxic substances into the general environment by a mining property located approximately five miles from the Soledad Mountain project and unrelated to the Company. The Company believes that the complaint is without merit; and, furthermore, is not applicable to the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1998.


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

     Year Ended December 31, 1997                       High              Low

     First Quarter                     C$               3.95             1.90
     Second Quarter                                     3.02             1.90
     Third Quarter                                      2.50             1.50
     Fourth Quarter                                     2.05             0.50

     Year Ended December 31, 1998                       High              Low

     First Quarter                     C$                .90              .54
     Second Quarter                                      .89              .39
     Third Quarter                                       .92              .36
     Fourth Quarter                                      .69              .36

DIVIDEND POLICY AND RECORD. The Company has never paid dividends on its common stock. The Company's present policy is to retain any earnings for use in its business and it does not intend to pay dividends on the common stock in the foreseeable future. Payment of any cash dividends in the future will depend upon the earnings and financial condition of the Company, any covenants in loan documents and other factors the board of directors of the Company may consider to be appropriate. As of December 31, 1998 there were 287 holders of record of the Company's common stock.

SALES OF UNREGISTERED SECURITIES. Sales of securities by the Company in 1998 which were not registered under the Securities Act were as follows:

(a) On February 28, 1998, 1,834,300 of unregistered common shares of the Company were issued upon the exercise of warrants, which were issued on May 23, 1996, at a price of C$0.68 per share for gross proceeds of $879,264 (C$1,247,324). The shares were issued to a small group of sophisticated investors with exemptions granted under Section 4(2) and Regulation S of the Securities Act.

(b) On May 14, 1998, 5,236,000 of unregistered common shares of the Company were issued at a price of C$0.68 per share for aggregate proceeds of $2,437,753 (C$3,525,256). The shares were issued to a small group of investors with exemptions granted under Section 4(2) and Regulation S of the Securities Act.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.


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

Operating results of the Company are summarized as follows:


                            Year Ended          Year Ended   Cumulative Since
                     December 31, 1998   December 31, 1997          Inception
                     --------------------------------------------------------
General and
  administrative
  expense                  $ 1,001,062         $ 1,095,943        $ 4,238,862
Interest expense                20,583              96,320            323,485
Interest income                 74,646             154,704            940,370
Net loss                      (971,595)         (1,047,869)        (3,940,503)

For the year ended December 31, 1998, the Company incurred general and administrative expenses of $1,001,062, as compared to $1,095,943 for the year ended December 31, 1997. The decrease is primarily due to decreased expenditures for marketing and professional fees. Interest expense for the year was $20,583, as compared to $96,320 for the year ended December 31, 1997. The decrease is due to the interest bearing convertible debentures being converted to 2,017,941 common shares on March 18, 1998. Interest income for the year was $74,646, as compared to $154,704 for the year ended December 31, 1997. The decrease is due to a decrease in the Company's average cash balance during the year. As a result of the foregoing factors, the Company incurred a net loss of $971,595 for the year ended December 31, 1998, as compared to a net loss of $1,047,869 for the year ended December 31, 1997.

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

The Company has had no reported revenues from operations since inception, and is in the exploration or development stage. During the period from inception through December 31, 1998, the Company has used $3,233,000 in operating activities, primarily as a result of cumulative losses of $3,941,000. During the same period, the Company has used $26,514,000 in investing activities; these consisted of $25,217,000 in expenditures related to the Soledad Mountain Project and fixed asset purchases of $1,306,000. These operating and investing activities were financed by net borrowings of $2,672,000 under various long-term debt arrangements and from the sale of $28,273,000 of equity securities.

At December 31, 1998, the Company held $1,197,000 in cash and cash equivalents. As is discussed below under the heading "Plan of Operations", significant additional funds will be needed to put the Soledad Mountain Project into production. These funds are expected to come from additional sales of common stock and from bank or other borrowings. Alternatively, the Company may decide to enter into a joint development or other similar arrangement with another mining company to develop the project. The Company does not have a commitment for bank financing or for the underwriting of additional shares of its common stock, and is not party to any agreement or arrangement providing for the joint development of the Soledad Mountain Project. Whether and to what extent additional or alternative financing options are pursued by the Company will depend on a number of important factors, including the results of further development activities at the Soledad Mountain Project, management's assessment of the financial markets, the overall capital requirements for development of the project, and the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of December 31, 1998, world gold prices were approximately $287 per ounce. The project is not economical at current world gold prices and will not be economical until prices strengthen.

On May 23, 1996, the Company issued 5,500,000 special warrants, at a price of $1.37 (C$2.50) per warrant, and received aggregate gross proceeds of $10,004,000 (C$13,750,000). Each special warrant was exercisable for one share of common stock of the Company and one-half of a warrant which, under its original terms, entitled the holder to purchase one-half additional share of common stock of the Company at the price of C$2.90 at any time prior to November 28, 1997. On November 18, 1997, the exercise price of these warrants was reduced to C$1.525 and the exercise period extended to February 28, 1998, and on February 19, 1998, the exercise price was further reduced to, C$0.68 per share. Warrants for the purchase of 1,834,300 shares of common stock were thereafter exercised, generating gross proceeds of $879,264 (C$1,247,324) to the Company.

On May 14, 1998, the Company completed a private placement of 5,236,000 common shares at an issue price of $0.47 (C$0.68) per share for aggregate proceeds of $2,439,753 (C$3,525,256).

YEAR ENDED DECEMBER 31, 1998. During the year ended December 31, 1998, the Company used $1,093,000 in operating activities, primarily as a result of a $972,000 net loss during the year. $3,248,000 of this amount was provided by financing activities, and consisted primarily of $3,297,000 raised through the sale of equity securities. $2,085,000 was used in investing activities:
$1,770,000 of this amount was expended on exploration, $303,000 was expended on property acquisitions and $13,000 was expended on fixed asset purchases. As a result of the foregoing, the Company's cash balance increased by $70,000, to $1,197,000, at December 31, 1998.

YEAR ENDED DECEMBER 31, 1997. During the year ended December 31, 1997, the Company used $937,000 in operating activities, primarily as a result of a $1,048,000 net loss during the year. $5,079,000 of this amount was provided by financing activities, and consisted primarily of $5,444,000 raised through the sale of equity securities. $8,450,000 was used in investing activities:
$6,882,000 of this amount was expended on exploration, $1,020,000 was expended on property acquisitions and $548,000 was expended on fixed asset purchases. As a result of the foregoing, the Company's cash balance decreased by $4,309,000, to $1,127,000, at December 31, 1997.


PLAN OF OPERATIONS.

PROPOSED  ACTIVITIES AND ESTIMATED COSTS. As is more  specifically  disclosed in
Item 1 of this report, the Company has substantially completed exploration of the Soledad Mountain Project and intends to develop the project as an open pit gold and silver mine employing a cyanide heap leach recovery system. Development plans include the construction of infrastructure and processing facilities, mining by open pit methods and processing precious metals ores at a rate of up to 5.76 million tonnes (6.35 million tons) per year for at least nine years. Concurrent heap detoxification will be employed by reclamation of the project site.

The initial capital costs of bringing the project into production are estimated to be $78,000,000; these include costs associated with the purchase of all necessary facilities and equipment, construction costs, start-up costs, working capital and contingency costs over a projected thirteen-month construction period. The Company presently cannot secure the financing needed to bring the project into production, and will not be able to do so unless gold prices and the conditions in the gold equity markets improve. Based on the current project cost information, the Company believes world gold prices would have to achieve sustained levels of $325 per ounce or better before such financing could be obtained. The Company believes it is well-positioned to obtain this financing when market conditions improve.

The Company estimates that total average operating costs will be $6.03 per tonne ($5.47 per ton) of ore processed, based on a stripping ratio of 4.57 to 1. These operating costs consist of mining costs of $3.74 per tonne ($3.39 per ton), processing costs of $1.73 per tonne ($1.57 per ton) and general and administrative costs of $0.56 per tonne ($0.51 per ton). The Company also estimates that average annual production rates of 130,000 ounces of gold and 1,500,000 ounces of silver can be maintained for at least nine years, at an average cash cost (consisting of operating and royalty costs) of $176 per ounce of gold, net of silver credits.

These development plans are based on a February 1998 feasibility study that was updated by the Company in December 1998, The early 1998 study was prepared for the Company by M3 Engineering and Technology Corporation incorporating the results of the Company's 1997 drilling program. The updated study included the results of the 1998 program. The study was commissioned by the Company to obtain project financing, and to provide basic project engineering information. Ore reserve estimates and mine design features incorporated into the study were prepared by Mine Reserves Associates, in collaboration with the Company; basic engineering information was prepared by Batemen Engineering, Inc., and supplemented by M3 Engineering and Technology. The total cost of the feasibility study and update was $1,549,618.

The M3 Engineering and Technology study modifies and supersedes an earlier feasibility study completed in January 1997 by Pincock, Allen and Holt of Lakewood, Colorado, based on the Company's estimate of ore reserves prior to the 1997 drilling program and a different throughput design. The Pincock study included initial designs of the crushing plant, ore heap, solution handling systems, haul roads and associated surface infrastructure at the Soledad Mountain Project, and was prepared at a cost of $2,000,000.

Pending successful completion of a US$3.5 million financing during the first half of 1999, a work program is planned that includes up to 25,000 meters (82,020 feet) of exploration drilling and studies relative to exploring the development of an aggregates business. Following completion of the 1999 work program, the mineralized material inventory and ensuing ore reserve estimation is planned to be fully audited by an independent consultant.

At December 31, 1998, the Company had a deferred tax asset of $582,000, from which the Company has provided a 100% valuation allowance as management cannot determine that it is more likely than not that the Company will receive the benefit of the asset.

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

NEW ACCOUNTING PRONOUNCEMENTS. In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 is effective for all fiscal quarters and fiscal years beginning after June 15, 1999. Based on its current and planned future activities relative to derivative instruments, the Company believes that the adoption of SFAS No. 133 on January 1, 2000 will not have a significant effect on its financial statements.

In June 1998 the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98, Reporting on the Costs of Start-up Activities ("SOP 98-5"). SOP 98-5 requires all start-up and organizational costs to be expensed as incurred. It also requires all remaining historically capitalized amounts of these costs existing at the date of adoption to be expensed and reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective for all fiscal years beginning after December 31, 1998. The Company believes that the adoption of SOP 98-5 on January 1, 2000 will not have a significant effect on its financial statements.

In February 1999 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 135, Rescission of Financial Accounting Standards Board No. 75 and Technical Corrections ("SFAS 135"). SFAS 135 rescinds SFAS 75 and amends Statement of Financial Accounting Standards Board No. 35. SFAS 135 also amends other existing authoritative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS 135 is effective for financial statements issued for fiscal years ending after February 15, 1999. The Company believes that the adoption of SFAS 135 will not have a significant effect on its financial statements.

THE YEAR 2000 ISSUE. An issue exists for all companies that rely on computers as the year 2000 approaches. The year 2000 problem is the result of the past practice in the computer industry of using two digits rather than four to identify the applicable year. This practice can result in incorrect results when computers perform arithmetic operations, comparisons or data field sorting involving years later than 1999. The Company has reviewed its business and processing systems and determined that the majority of the systems, consisting mostly of microcomputers and financial and computer aided design applications, are already year 2000 compliant. The Company continues to work with internal staff and outside consultants to address the scope of the year 2000 issue and implement necessary solutions.

The Company is also making inquiries of its suppliers on which the current development activities and potential operations of the business are critically dependent to determine their year 2000 readiness. An analysis of the responses from suppliers and vendors received so far indicates substantial compliance with year 2000 issues, so that any effect of a third party's non-compliance is expected to be immaterial to the Company as a whole.

In the last year, the Company has expended approximately $2,000 on its year 2000 review, included with general and administrative expense. It has budgeted $2,000 over the next year to upgrade, gather information, and further integrate its business systems in order to avoid disruption of its operations, liquidity, and financial condition due to the year 2000 problem.


ITEM 7.  FINANCIAL STATEMENTS.

See the Consolidated Financial Statements of the Company and the notes thereto at pages 28 through 43 of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The names, ages, business experience for at least the past five years and positions of the directors and executive officers of the Company as of January 31, 1999 are as follows. The Company's board of directors consists of five directors. All directors serve until the next annual meeting of the Company's stockholders or until their successors are elected and qualified. Executive officers of the Company are appointed by the board of directors.

NAME AND AGE OF DIRECTOR OR
EXECUTIVE OFFICER              POSITION WITH THE COMPANY              PRINCIPAL OCCUPATION
-------------------------------------------------------------------------------------------------------
Steven W. Banning (1)       President, Chief Executive Officer     Officer of the Company.
Age:  47                    and Director

Bernard F. Goodson          Vice President -  Administration  and  Officer of the Company
Age:  61                    Controller

Richard W. Graeme           Vice President - Operations            Officer of the Company
Age:  57

Gordon C. Gutrath (1)       Director                               President of Atled Exploration
Age:  61                                                           Management Ltd.

Jerrold W. Schramm (2)      Director                               Partner, Lawson Lundell Lawson &
Age:  38                                                           McIntosh (barristers and solicitors)

Chester Shynkaryk (2)       Secretary and Director                 President of Visionary Mining
Age   54                                                           Corporation  (a mineral exploration
                                                                   company)

Edward G. Thompson (2)      Director and Chairman of the Board     President of E.G. Thompson Mining
Age:  62                                                           Consultants Inc.

(1)      Member of the audit committee of the board of directors.
(2)      Member of the compensation committee of the board of directors.

BIOGRAPHICAL INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS.

STEVEN W. BANNING has been president and chief executive officer of the Company since 1995. From 1986 through 1995, he was employed by Pegasus Gold Inc., last serving as its vice president of operations. Mr. Banning graduated from Montana College of Mineral Science and Technology in 1974 with a degree in mineral dressing engineering. He is also a director of Emgold Mining Corporation.

BERNARD F. GOODSON has been vice president of administration and controller of the Company since April 1996. From May 1991 to January 1996, he was vice president of finance of Pintlar Corporation, a mining company headquartered in Kellogg, Idaho. Mr. Goodson graduated from Lewis and Clark State College in 1981 with a degree in management technology.

RICHARD W. GRAEME has been vice president of operations of the Company since February 1996. From January 1994 to February 1996, he was principal mine engineer for Mine Development Associates, and from January 1991 to January 1994, he served as chief executive officer of Mining Remedial Recovery Corp. Mr. Graeme graduated from the University of Arizona in 1972 with a degree in geological engineering. He is also a director of Nevada Star Resources.

GORDON C. GUTRATH has been a director of the Company since 1987. Since November 1995, he has also served as chairman of Queenstake Resources, which he founded in 1977; he served as its president from 1977 until November 1995. Mr. Gutrath is a professional geologist and a registered professional engineer in British Columbia. He graduated from the University of British Columbia in 1960 with a degree in geology. Mr. Gutrath is President of Atled Exploration Management Ltd. and serves on the board of directors of AME Resource Capital Corp., Americana Gold & Diamond Holdings, Inc. and Visionary Mining Corporation.

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

CHESTER SHYNKARYK has been a director of the Company since 1985, and from 1985 to 1995, served as its president. In 1996 he was elected Secretary. Also, since 1996, he has served as president of Visionary Mining Corporation, a mineral exploration company. He also serves as a Director of Pacific Star Resources Corporation and Markatech Industries Corporation.

EDWARD G. THOMPSON has been a director of the Company since 1994, and was elected its chairman effective January 29, 1997. Since 1990 he has also served as president of E.G. Thompson Mining Consultants, Inc., which he owns. Mr. Thompson graduated from the University of Toronto in 1959 with a degree in mining geology and in 1960 earned a degree in economic geology. He is also president of Consolidated Thompson-Lundmark Gold Mines Ltd., and Sparton Resources, Inc. He also serves on the Board of Directors of Adrian Resources Ltd., Aurogin Resources, Dakota Mining, Freewest Resources (Canada), Geomaque Explorations Ltd., Laminco Resources, Inc., Western Troy Capital Resources, Inc., Orvana Minerals Corporation, Visionary Mining Corporation and Windy Mountain Exploration, Ltd.

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


          [The balance of this page has been left blank intentionally.]

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE.

The following table discloses compensation received by the Company's president and chief executive officer, its vice president of administration and controller, and its vice president of operations for the year ended December 31, 1998, the year ended December 31, 1997, the seven-month period ended December 31, 1996 and the prior fiscal year ended May 31, 1996. The Company had no other executive officers during 1998.


ANNUAL COMPENSATION                                           LONG-TERM COMPENSATION

                                                               OTHER      SECURITIES
                                                               ANNUAL     UNDERLYING
          EXECUTIVE                                            COMPEN-     OPTIONS/
           OFFICER                      YEAR      SALARY       SATION        SARS
---------------------------------------------------------------------------------------
Steven W. Banning (2)                   1998    $ 220,000     $  3,600(3)
President &Chief Executive Officer      1997      220,000        3,600            -
                                        1996      116,667        2,100      190,000(4,9)
                                        1996      100,000        1,800      810,000

Bernard F. Goodson(5)                   1998       86,000        3,600(3)         -
Vice President Administration &         1997       86,000        3,600            -
Controller                              1996       46,669        2,100            -
                                        1996        6,667          300      100,000(6,9)

Richard W. Graeme (7)                   1998      125,000            -            -
Vice President of Operations            1997      125,000            -            -
                                        1996       64,167            -            -
                                        1996       36,667            -      200,000(8,9)

(1) The first two years shown in the foregoing table for each of the named executive officers covers the year ended December 31, 1998 and December 31, 1997 respectively. The third and fourth years shown in the table are for the seven-month period ended December 31, 1996 and the year ended May 31, 1996, respectively.
(2) Mr. Banning was employed by the Company for six months during the fiscal year ended May 31, 1996.
(3)  Represents automobile allowances paid to Mr. Banning and Mr. Goodson.
(4) These options were granted pursuant to the terms of Mr. Banning's employment agreement: options for the purchase of 680,000 shares, exercisable at C$1.35 per share were granted on December 1, 1995; options for the purchase of an additional 130,000 shares, exercisable at C$1.51 per share were granted on February 21, 1996; and options to purchase the remaining 190,000 shares, exercisable at C$2.43 per share, were granted in November 1996 following shareholder approval to certain amendments to the Company's stock option plan.
(5) Mr. Goodson was employed by the Company for one month during the fiscal year ended May 31, 1996.
(6) These options were granted on May 21, 1996 and were exercisable at C$3.00 per share.
(7) Mr. Graeme was not employed by the Company until February 1, 1996 and, accordingly, was employed by the Company for four months during the fiscal year ended May 31, 1996.
(8) These options were granted on February 21, 1996 and were exercisable at C$1.51 per share.
(9) On June 2, 1998, the exercise price on all options priced greater than C$1.00 was changed to C$1.00.

TABLE OF AGGREGATE OPTIONS EXERCISED DURING THE FISCAL YEAR ENDED DECEMBER 31, 1998 AND FISCAL YEAR-END OPTION VALUES. The following table sets out certain information with respect to options to purchase shares of the common stock of the Company exercised during the year ended December 31, 1998 by the Company's named executive officers, and options held by such persons at the end of such year. Values are set forth in Canadian dollars, which is the currency in which the options are denominated. At December 31, 1998, each Canadian dollar was approximately equal to $1.5333.

                                                                         VALUE OF UNEXERCISED IN-THE
                                                UNEXERCISED OPTIONS AT         MONEY OPTIONS AT
                                                  DECEMBER 31, 1998           DECEMBER 31, 1998
                                                         (#)                         (C$)
-----------------------------------------------------------------------------------------------------
                      SECURITIES  AGGREGATE
                     ACQUIRED ON    VALUE
                       EXERCISE   REALIZED
NAME                     (#)        (C$)      EXERCISABLE   UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
-----------------------------------------------------------------------------------------------------
Steven W. Banning         0           0        1,000,000           0               (See Note 1)
Bernard F. Goodson        0           0          100,000           0               (See Note 1)
Richard W. Graeme         0           0          200,000           0               (See Note 1)

(1) The closing price of the common stock of the Company on The Toronto Stock Exchange on December 31, 1998 was C$0.52 ($0.34). None of the options were in-the-money at such date, and consequently, none had any value.

TABLE OF OPTIONS GRANTED DURING THE YEAR ENDED DECEMBER 31, 1998. No options were granted to the named executive officers during the year ended December 31, 1998.


TERMINATION OF EMPLOYMENT, CHANGE IN RESPONSIBILITIES AND EMPLOYMENT CONTRACTS.

EMPLOYMENT AGREEMENTS WITH STEVEN W. BANNING, BERNARD F. GOODSON AND RICHARD W. GRAEME. The Company has entered into employment agreements with Mr. Banning, its president and chief executive officer, Mr. Goodson, its vice president of administration and controller, and Mr. Graeme, its vice president of operations in May 1996. The agreements with Mr. Goodson and Mr. Graeme were amended in March 1997 and the agreement with Mr. Banning was amended effective in December 1998.

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

The employment agreements also provide for compensation in the event the employee is terminated other than for cause; should this occur, the Company is required to pay the terminated employee an amount equal to 24 months' salary. The agreements provide that if there is a "change in control" (as defined in the agreements) of the Company and the employee's employment is subsequently terminated (unless such termination is for cause or by the employee for other than "good reason" as defined in the agreements), the employee is entitled to receive a lump sum severance payment equal to two times the employee's then current annual base salary, plus continued benefits for a period of 24 months. The agreements also provide that any existing stock options held by the terminated employee vest immediately upon termination and may be exercised by the employee for three months thereafter. The employment agreements are for an unspecified period. Each provides that the employee may terminate his employment upon six months' prior notice to the Company.

CONSULTING AGREEMENT WITH ERIC E. KINNEBERG. Pursuant to the terms of a consulting agreement dated February 1, 1996 between the Subsidiary and Mr. Kinneberg, Mr. Kinneberg has agreed to serve as a consultant to the Subsidiary with respect to financial and related matters, and to perform such other consulting services to the Subsidiary, as the Subsidiary may propose. As consideration for such services, the Subsidiary has agreed to pay Mr. Kinneberg at the rate of $1,000 per day for services rendered and has further agreed to reimburse him for out-of-pocket expenses incurred in the performance of his services. The consulting agreement obligates Mr. Kinneberg to submit invoices to the Subsidiary no less often than monthly, specifying the services rendered during the month, and allows the Company to deduct $325 per month from amounts otherwise payable to Mr. Kinneberg for use of the Company's offices. The consulting agreement with Mr. Kinneberg is for a term of one month and is thereafter renewable, unless terminated either by the Company or Mr. Kinneberg, on a month-to-month basis. Since February 1, 1996, the Company has paid Mr. Kinneberg approximately $190,560 pursuant to the agreement.

REPORT ON REPRICING OF OPTIONS. On January 28, 1998, the board of directors approved a resolution reducing, to C$1.00 per share, the exercise price of all outstanding options held by directors and employees of the Company or its subsidiaries having a greater exercise price. The resolution was proposed and adopted by the board in recognition of historically low gold prices and their effect on the market price of the Company's common stock, and out of concern that the Company could lose key employees during a critical stage of its development in the absence of such an incentive. The repricing provision was approved by the Company's stockholders and The Toronto Stock Exchange.

COMPENSATION OF DIRECTORS. The Company's articles of incorporation provide that the directors are entitled to be paid reasonable travel, hotel and other expenses incurred by them in the performance of their duties as directors. The articles also provide that if a director is called upon to perform any professional or other services for the Company that are outside of the ordinary duties of a director, the director may be paid remuneration to be fixed by the directors, and such remuneration may be in addition to or in substitution for any other remuneration the director may be entitled to receive.

The Company does not pay directors' fees, and while it has no written policy or standard arrangement in this regard, its current policy is to grant options to its directors pursuant to the stock option plan described below. Generally, each director has been granted options to purchase an aggregate of 115,000 shares of common stock, and such additional options as the plan's compensation committee deems appropriate, taking into account the responsibilities and contributions of the directors. During the year ended December 31, 1998, the Company granted options to purchase 25,000 shares of its common stock to each of its non-employee directors. The options are exercisable on or before January 28, 2003, at an exercise price of C$1.00 per share. Furthermore, on June 2, 1998, the previously granted options were repriced to C$1.00 per share for all options with an exercise price which exceeded C$1.00 per share. No other compensation was paid or given during the year for services rendered by the directors in such capacity, and no additional amounts were payable at year-end under any standard arrangements for committee participation or special assignments.

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

The exercise price of each option granted under the plan is not to be less than the market price of the common stock on The Toronto Stock Exchange as of the date of grant. All options granted under the plan expire not later than five years after the date of grant. The options are not transferable, other than by will or other testamentary instrument or pursuant to the laws of succession. If an optionee is dismissed, removed or otherwise ceases to be a director, officer or employee of the Company or its subsidiaries (other than for cause or as a result of his or her death), then his or her unexercised options terminate; termination is effective on the normal expiration date of the unexercised options or 30 days after the person's relationship with the Company or its subsidiaries has ended, whichever is earlier. In the event an optionee is dismissed as a director, officer or employee of the Company or one of its subsidiaries for cause, all unexercised options terminate immediately.

In February 1996 the board of directors approved an amendment to the plan, replacing the current "rolling maximum" limitation on the number of shares of common stock issuable pursuant to options granted under the plan with a fixed maximum of 3,300,000 shares of common stock. The directors also approved a "vesting" amendment to the plan which provided that one-third of the options granted to officers and employees of the Company and its subsidiaries would vest, or become exercisable, on the date of grant and that an additional one-third would vest on each of the next two anniversaries of the date of grant. These amendments were approved by the stockholders of the Company at the annual general meeting held on November 13, 1996, and were also subsequently approved by The Toronto Stock Exchange.

The plan is administered by the compensation committee of the board of directors, currently comprised of directors Schramm, Shynkaryk and Thompson.

Options to Purchase Securities. As at December 31, 1998, options to acquire an aggregate of 2,195,000 shares of common stock were outstanding under the Company's stock option plan, as follows:


                                                                           NUMBER OF   EXERCISE PRICE
                                                                            COMMON      PER COMMON
                                                                          SHARES UNDER     SHARE
     CLASS OF OPTIONEES             DATE OF GRANT       EXPIRY DATE        OPTION (1)        C$
-----------------------------------------------------------------------------------------------------
Executive officers of Golden       December 1, 1995   December 1, 2000       680,000       $1.00
  Queen (three persons)            February 21, 1996  February 21, 2001      330,000       $1.00
                                   May 21, 1996       May 21, 2001           100,000       $1.00
                                   October 4, 1996    October 4, 2001        190,000       $1.00

Directors of Golden Queen who      August 24, 1994    August 24, 1999        100,000       $0.55
  are not also executive officers  September 21, 1994 September 21, 1999      90,000       $1.00
  of Golden Queen (four persons)   December 2, 1994   December 2, 1999        70,000       $1.00
                                   February 21, 1996  February 21, 2001       20,000       $1.00
                                   January 29, 1997   January 29,2002        130,000       $1.00
                                   January 28, 1998   January 28, 2003       100,000       $1.00

Executive officers of the          February 21, 1996  February 21, 2001       90,000       $1.00
  Subsidiary who are not also
  executive officers or directors
  of Golden Queen (one person)

All other employees of the         August 24, 1994    August 24, 1999         30,000       $0.55
  Subsidiary (nine persons)        July 20, 1995      July 20, 2000           60,000       $1.00
                                   June 27, 1996      June 27, 2001           50,000       $1.00
                                   November 19, 1996  February 19, 2000       85,000       $1.00
                                   March 25, 1997     June 25, 2000           70,000       $1.00

(1) Consists of all shares of common stock issuable upon the exercise of options granted as at December 31, 1998. including those that had not vested at such date.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of January 31, 1999, the names of, and number of shares of common stock of the Company beneficially owned by, persons known to the Company to own more than five percent (5%) of the Company's common stock; the names of, and number of shares beneficially owned by each director and executive officer of the Company; and the number of shares beneficially owned by all directors and executive officers as a group. At such date, the number of shares of common stock of the Company's outstanding or deemed outstanding pursuant to presently exercisable options, warrants and conversion privileges was 37,043,309 shares.

                                      AMOUNT AND NATURE OF BENEFICIAL
                                        OWNERSHIP (ALL DIRECT UNLESS
       NAME OF OWNER                           OTHERWISE NOTED)        PERCENT OF CLASS
---------------------------------------------------------------------------------------
Steven W. Banning (1), (2)                        1,062,000                  2.97%
  104 S Freya, Suite 211-A
  Spokane, WA 99202
Bernard F. Goodson (3)                              100,000                  0.29%
  104 S Freya, Suite 211-A
  Spokane, WA 99202
Richard W. Graeme (4)                               200,000                  0.57%
  11847 Gempen Street
  Mojave, CA 93501
Gordon C. Gutrath (1), (5)                          220,000                  0.63%
  1111 Melville Street, Suite 250
  Vancouver, B.C. V6E 3V6
Jerrold W. Schramm (1), (6)                         115,000                  0.33%
  925 W Georgia Street, Suite 1600
  Vancouver, B.C. V6C 3L2
Chester Shynkaryk (1), (7)                          414,508                  1.18%
  900 W Hastings Street, Suite 700
  Vancouver, B.C. V6C 1E5
Edward G. Thompson (1), (8)                         213,300                  0.61%
  55 University Ave., Suite 1210
  Toronto, ON M5J 2H7
All directors and executive officers
  as a group (7 persons)                          2,324,808                  6.34%

Harris Clay (10)                                  2,554,139                  7.34%
Landon T. Clay (11)                               3,279,122                  9.42%
Goodman and Company (12)                          5,621,800                 16.16%

(1)  A director of the Company.
(2)  Includes presently exercisable options for the purchase of 1,000,000 shares
(3)  Includes presently exercisable options for the purchase of 100,000 shares.
(4)  Includes presently exercisable options for the purchase of 200,000 shares.
(5)  Includes presently exercisable options for the purchase of 115,000 shares
(6)  Includes presently exercisable options for the purchase of 115,000 shares.
(7)  Includes presently exercisable options for the purchase of 200,000 shares.
(8)  Includes presently exercisable options for the purchase of 155,000 shares.
(9)  See notes 2 through 8 above.
(10) Consists of: 1,178,672 shares held directly by Mr. Clay; 577,250 shares held by Arctic Coast Petroleum Ltd., with which Mr. Clay is affiliated; and 798,217 shares held by the estate of an individual of which Mr. Clay is the executor. Harris Clay and Landon T. Clay are brothers.
(11) Consists of: 2,671,095 shares held directly by Mr. Landon T. Clay; 4,663 shares held by the LTC Corp. Profit Sharing and Retirement Plan, of which Mr. Clay is a trustee; 26,114 shares held by LTC Corp., with which Mr. Clay is affiliated; and 577,250 shares held by Arctic Coast Petroleum Ltd., with which Mr. Clay is affiliated. In addition, Mr. Clay is related to three charitable trusts, The Landon T. Clay Charitable Lead Trust Dated 11/30/83, The Landon T. Clay Charitable Lead Trust II and the Monadnock Charitable Lead Annuity Trust which hold an aggregate of 6,439,842 shares. Mr. Clay has no beneficial interest in the trusts, and does not directly or indirectly exercise control over the direction of the trusts, and therefore disclaims beneficial ownership of these shares.
(12) Goodman and Company is a Canadian investment dealer. The shares noted in this table are held by various funds that are managed by Goodman and Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH LANDON T. CLAY AFFILIATES. On March 19, 1996, the Subsidiary issued two debentures in the aggregate principal amount of $1,000,000 to the Landon T. Clay Charitable Lead Trust II and the Landon T. Clay Charitable Lead Trust dated 11/30/83. The debentures accrued interest at a rate of 9.5% per annum and matured March 19, 1998. Each was convertible into shares of common stock of the Company, at the option of the holder, at a conversion price of C$2.00 ($1.46) per share, subject to customary "anti-dilution" provisions set out in the debenture instruments.

Mr. Clay agreed to convert the debentures into shares of common stock provided the conversion price was reduced to C$0.68 ($0.49) to reflect the current price of the stock. If the debentures were converted into shares of common stock at the reduced conversion price, an aggregate of 2,017,941 shares of common stock would be issued, compared to 686,100 shares at the stated conversion price. On January 28, 1998, the board of directors approved a resolution reducing the conversion price, which was subsequently approved by The Toronto Stock Exchange. On March 18, 1998 the debentures were converted to common shares.

In May 1998, the Company completed a private placement of 5,236,000 shares of common stock at a price of C$0.68 ($0.47) per share. Of these shares, 800,000 were issued to The Landon T. Clay Charitable Lead Trust, 600,000 were issued to The Landon T. Clay Charitable Lead Trust II, 2,000,000 shares were issued to the Monadnock Charitable Lead Annuity Trust and 800,000 shares were issued directly to Landon T. Clay.

TRANSACTIONS WITH LAWSON LUNDELL LAWSON & MCINTOSH. Jerrold W. Schramm, a director of Golden Queen is a partner of the law firm of Lawson Lundell Lawson & McIntosh, counsel to the Company. During the year ended December 31, 1998, the year ended December 31, 1997 and the seven-month period ended December 31, 1996, the Company paid Lawson Lundell Lawson & McIntosh $46,649, $104,749 and $133,841 for legal services rendered on behalf of the Company and its subsidiary. No members of the firm of Lawson Lundell Lawson & McIntosh other than Mr. Schramm owned any shares of common stock of the Company, or rights or options to purchase such stock, at December 31, 1998.








          [The balance of this page has been left blank intentionally.]

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.


EXHIBITS. The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference, as noted.

     EXHIBIT

       3.1 Certificate and Articles of Incorporation of the registrant under the Company Act of British Columbia, as amended. Previously filed as Exhibit 3.1 to the registrant's registration statement on Form 10-SB and incorporated by reference herein.

      10.1 Warrant Indenture dated May 23, 1996 between the registrant and Montreal Trust Company of Canada as trustee. Previously filed as Exhibit 10.1 to the registrant's registration statement on Form 10-SB and incorporated by reference herein.

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

      10.6 Lease dated September 19, 1994 between the Subsidiary and Western Centennials, Inc., with respect to certain property within the project area. Previously filed as Exhibit 10.6 to the registrant's registration statement on Form 10-SB and incorporated by reference herein.

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

      10.17 Amendment to employment agreement dated March 28, 1997 between the registrant and Richard W. Graeme filed as Exhibit 10.17 to the registrant's registration statement on Form 10KSB for the year ended December 31, 1997 and incorporated by reference herein.

      10.18 Amendment to employment agreement dated March 28, 1997 between the registrant and Bernard F. Goodson filed as Exhibit 10.18 to the registrant's registration statement on Form 10KSB for the year ended December 31, 1997 and incorporated by reference herein.

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

      27.0        Financial Data Schedule. Filed herewith.

      99.0 Report of MacKay & Partners with respect to May 31, 1996 financial statements of the registrant filed as Exhibit 99.0 to the registrant's registration statement on Form 10KSB and incorporated by reference herein.


FORM 8-K REPORTS. No reports on Form 8-K were filed by the registrant during the fourth quarter of 1998.

Report of Independent Auditors


To the Shareholders of
Golden Queen Mining Co. Ltd.
Vancouver, B.C.


We have audited the accompanying consolidated balance sheets of Golden Queen Mining Co. Ltd. (a development stage company) as of December 31, 1998 and 1997, and the consolidated statements of loss, changes in shareholders' equity, and cash flows for the years then ended. We have also audited the statements of loss, shareholders' equity and cash flows for the period from inception
(November 21, 1985) through December 31, 1998, except that we did not audit these financial statements for the period from inception (November 21, 1985) through May 31, 1996; those statements were audited by other auditors whose report dated July 12, 1996, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. Our opinion, insofar as it relates to the amounts for the period from inception (November 21, 1985) through May 31, 1996, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Golden Queen Mining Co. Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended and the period from inception (November 21, 1985) through December 31, 1998, in conformity with generally accepted accounting principles in the United States.





BDO Dunwoody LLP
Chartered Accountants


February 8, 1999
(Except for Note 10, March 12, 1999)
Vancouver, British Columbia

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                 (U.S. DOLLARS)



                                                             December 31,    December 31,
                                                                1998            1997
                                                            ------------    ------------
Assets
  Current assets:
   Cash and cash equivalents                                $  1,197,029    $  1,127,234
   Receivables                                                    12,692          14,798
   Prepaid expenses and other current assets                      72,942          77,773
                                                            ------------    ------------

   Total current assets                                        1,282,663       1,219,805

   Property and equipment, net (Note 1)                        1,090,536       1,164,651
   Mineral properties (Notes 2, 5 and 8)                      24,148,316      22,104,335
   Other assets (Note 3)                                         921,576         892,928
                                                            ------------    ------------

                                                            $ 27,443,091    $ 25,381,719
                                                            ============    ============


Liabilities and Shareholders' Equity

  Current liabilities:
   Accounts payable                                         $     87,201    $    384,388
   Accrued liabilities                                            43,948          69,427
   Current maturities of long-term debt (Note 5)                  51,686          45,034
                                                            ------------    ------------
  Total current liabilities                                      182,835         498,849

  Long-term debt, less current maturities (Notes 5 and 6)        807,750       1,857,189
                                                            ------------    ------------

  Total liabilities                                              990,585       2,356,038
                                                            ------------    ------------

  Commitments and contingencies (Notes 3 and 8)

Shareholders' equity:
  Preferred shares, no par, 3,000,000 shares
   authorized; no shares outstanding                                  --              --
  Common shares, no par, 100,000,000 shares
   authorized; 34,796,641 and 25,708,400
   shares issued (Notes 6 and 7)                              30,805,074      26,400,594
  Deficit accumulated during the development stage            (4,352,568)     (3,374,913)
                                                            ------------    ------------

  Total shareholders' equity                                  26,452,506      23,025,681
                                                            ------------    ------------

                                                            $ 27,443,091    $ 25,381,719
                                                            ============    ============


 See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.


                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENTS OF LOSS
                                 (U.S. DOLLARS)



                                                                                    Cumulative
                                                                             Amounts From Date
                                                                                  of Inception
                                       Year Ended                                (November 21,
                                      December 31,        Year Ended             1985) through
                                          1998        December 31, 1997      December 31, 1998
                                      ------------    ------------------     -----------------
General and administrative expense    $  1,001,062    $        1,095,943     $       4,238,862
Interest expense                            20,583                96,320               323,485
Interest income                            (74,646)             (154,704)             (940,370)
Other expense, net                          24,596                10,310                41,275
Abandoned mineral interests                     --                    --               277,251
                                      ------------    ------------------     -----------------

Net loss                              $   (971,595)   $       (1,047,869)    $      (3,940,503)
                                      ============    ==================

Net loss per share                    $      (0.03)   $            (0.04)
                                      ============    ==================

Weighted average shares outstanding     32,179,179            23,325,823
                                      ============    ==================


                 See Accompanying Summary of Accounting Policies
                and Notes to Consolidated Financial Statements.


                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (U.S. DOLLARS)




  From the Date of                                           Deficit
     Inception                                             Accumulated
(November 21, 1985)                                         During the      Total
      through                 Common                       Development   Shareholders'
 December 31, 1998            Shares            Amount        Stage         Equity
--------------------------------------------------------------------------------------
November 21, 1985
Issuance of common
  shares for cash            1,425,001      $  141,313   $      --     $  141,313
Net loss for the year               --              --     (15,032)       (15,032)
                          -------------------------------------------------------
Balance, May 31, 1986        1,425,001         141,313     (15,032)       126,281

Issuance of common
  shares for cash              550,000         256,971          --        256,971
Issuance of common
  shares for mineral
  property                      25,000          13,742          --         13,742
Net loss for the year               --              --     (58,907)       (58,907)
                          -------------------------------------------------------
Balance, May 31, 1987        2,000,001         412,026     (73,939)       338,087

Issuance of common
  shares for cash            1,858,748       1,753,413          --      1,753,413
Net income for the year             --              --      38,739         38,739
                          -------------------------------------------------------
Balance, May 31, 1988        3,858,749       2,165,439     (35,200)     2,130,239

Issuance of common
  shares for cash            1,328,750       1,814,133          --      1,814,133
Issuance of common
  shares for mineral
  property                     100,000         227,819          --        227,819
Net loss for the year               --              --    (202,160)      (202,160)
                          -------------------------------------------------------
Balance, May 31, 1989        5,287,499       4,207,391    (237,360)     3,970,031

Issuance of common
  shares for cash            1,769,767       2,771,815          --      2,771,815
Issuance of common
  shares for mineral
  property                       8,875          14,855          --         14,855
Net loss for the year               --              --    (115,966)      (115,966)
                          ------------   ------------------------- --------------
Balance, May 31, 1990        7,066,141       6,994,061    (353,326)     6,640,735

Net income for the year             --              --      28,706         28,706
                          ------------   ------------------------- --------------
Balance, May 31, 1991        7,066,141       6,994,061    (324,620)     6,669,441

Net loss for the year               --              --    (157,931)      (157,931)
                          ------------   ------------------------- --------------
Balance, May 31, 1992        7,066,141       6,994,061    (482,551)     6,511,510

                 See Accompanying Summary of Accounting Policies
                and Notes to Consolidated Financial Statements.


                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (U.S. DOLLARS)



 From the Date of                                            Deficit
    Inception                                              Accumulated
(November 21, 1985)                                         During the      Total
     through                   Common                      Development   Shareholders'
 December 31, 1998             Shares        Amount           Stage         Equity
------------------------------------------------------------------------------------
Net loss for the year                --            --       (285,391)      (285,391)
                             ------------------------------------------------------
Balance, May 31, 1993         7,066,141     6,994,061       (767,942)     6,226,119

Issuance of common
  shares for cash             5,834,491     1,536,260             --      1,536,620
Share issue costs                    --            --        (18,160)       (18,160)
Issuance of common
  shares for mineral
  property                      128,493        23,795             --         23,795
Net loss for the year                --            --       (158,193)      (158,193)
                             ------------------------------------------------------
Balance, May 31, 1994        13,029,125     8,554,116       (944,295)     7,609,821

Issuance of common
  shares for cash               648,900       182,866             --        182,866
Net loss for the year                --            --       (219,576)      (219,576)
                             ------------------------------------------------------
Balance, May 31, 1995        13,678,025     8,736,982     (1,163,871)     7,573,111

Issuance of common
  shares for cash             2,349,160     2,023,268             --      2,023,268
Issuance of common
  shares for debt               506,215       662,282             --        662,282
Issuance of 5,500,000
  special warrants                   --     9,453,437             --      9,453,437
Special warrants issue
  cost                               --            --       (100,726)      (100,726)
Net loss for the year                --            --       (426,380)      (426,380)
                             ------------------------------------------------------
Balance, May 31, 1996        16,533,400    20,875,969     (1,690,977)    19,184,992

Issuance of common
  shares for cash                18,000        10,060             --         10,060
Issuance of common
  shares for special
  warrants                    5,500,000            --             --             --
Special warrants issue
  cost                               --            --       (123,806)      (123,806)
Net loss for the period              --            --       (348,948)      (348,948)
                             ------------------------------------------------------
Balance, December 31, 1996   22,051,400    20,886,029     (2,163,731)    18,722,298

                  See Accompanying Summary of Accounting Policies
                 and Notes to Consolidated Financial Statements.

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (U.S. DOLLARS)



  From the Date of                                     Deficit
     Inception                                       Accumulated
 (November 21, 1985)                                  During the      Total
      through                Common                   Development  Shareholders'
  December 31, 1998          Shares         Amount      Stage         Equity
--------------------------------------------------------------------------------
Issuance of common
  shares for cash            157,000       157,050            --         157,050
Issuance of 3,500,000
  special warrants                --     5,287,315            --       5,287,315
Issuance of common
  shares for special
  warrants                 3,500,000            --            --              --
Options to non-
  employee directors              --        70,200            --          70,200
Special warrants issue
  cost                            --            --      (163,313)       (163,313)
Net loss for the year             --            --    (1,047,869)     (1,047,869)
                          ------------------------------------------------------
Balance, December 31,
1997                      25,708,400    26,400,594    (3,374,913)     23,025,681

Issuance of common
  shares upon exercise
  of warrants              1,834,300       857,283            --         857,283
Issuance of common
  shares through
  conversion of debt       2,017,941     1,000,000            --       1,000,000
Share issuance cost               --            --        (6,060)         (6,060)
Issuance of common
  shares for cash          5,236,000     2,439,753            --       2,439,753
Options and re-priced
  options to non-
  employee directors              --       107,444            --         107,444
Net loss for the period           --            --      (971,595)       (971,595)
                          ------------------------------------------------------
Balance, December 31,     34,796,641   $30,805,074   $(4,352,568)   $ 26,452,506
  1998                    ======================================================


                   See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (U.S. DOLLARS)


                Increase (Decrease) in Cash and Cash Equivalents


                                                                    Cumulative Amounts
                                                                        From Date of
                                      Year Ended     Year Ended     Inception (November
                                      December 31,   December 31,    21, 1985) through
                                         1998            1997        December 31,1998
                                      -----------    -----------    ------------------
Operating activities
 Net loss                             $  (971,595)   $(1,047,869)   $ (3,940,503)
 Adjustments to reconcile net
  loss to cash used in operating
  activities:
    Abandoned mineral interests                --             --         277,251
    Amortization and depreciation          86,969         66,962         195,841
    Loss on disposition of property
     and equipment                             --             --          10,949
 Options to directors                     107,444         70,200         177,644
 Changes in assets and liabilities:
    Receivables                             2,106        118,366         (12,692)
    Prepaid expenses and other
     current assets                         4,831        (22,170)        (72,942)
    Accounts payable and accrued
     liabilities                         (322,666)      (122,944)        131,149
                                      -----------    -----------    ------------

Cash used in operating activities      (1,092,911)      (937,455)     (3,233,303)
                                      -----------    -----------    ------------

Investment activities:
 Deferred exploration and
  development expenditures             (1,769,780)    (6,881,711)    (19,631,275)
 Purchase of mineral properties          (274,201)      (480,946)     (4,664,081)
 Deposits on mineral properties           (28,648)      (539,428)       (921,576)
 Purchase of property and
  equipment                               (12,854)      (548,303)     (1,305,818)
 Proceeds from sale of property
  and equipment                                --             --           8,492
                                      -----------    -----------    ------------

Cash used in investment
  activities                           (2,085,483)    (8,450,388)    (26,514,258)
                                      -----------    -----------    ------------

 Financing activities:
 Borrowing under long-term debt                --             --       3,766,502
 Payment of long-term debt                (42,787)      (202,472)     (1,094,784)

                      See Accompanying Summary of Accounting
             Policies and Notes to Consolidated Financial Statements.

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (U.S. DOLLARS)


                Increase (Decrease) in Cash and Cash Equivalents


                                                                                  Cumulative Amounts
                                                                                     From Date of
                                                      Year Ended     Year Ended  Inception (November
                                                     December 31,   December 31,  21, 1985) through
                                                         1998           1997      December 31, 1998
                                                     -----------    -----------   ------------------

  Issuance of common shares for cash                   2,439,753        157,050      13,086,902
  Share issuance costs                                    (6,060)      (163,313)       (412,065)
  Issuance of special warrants                                --      5,287,315      14,740,752
  Issuance of common shares upon
   exercise of warrants                                  857,283             --         857,283
                                                     -----------    -----------    ------------
Cash provided by financing activities                  3,248,189      5,078,580      30,944,590
                                                     -----------    -----------    ------------

Net change in cash and cash
  equivalents                                             69,795     (4,039,263)      1,197,029

Cash and cash equivalents,
  beginning balance                                    1,127,234      5,436,497              --
                                                     -----------    -----------    ------------

Cash and cash equivalents,
  ending balance                                     $ 1,197,029    $ 1,127,234    $  1,197,029
                                                     ===========    ===========    ============

Supplemental disclosures of cash flow information:

Cash paid during period for:
  Interest                                           $   126,458    $   199,114    $    675,177
  Income taxes                                       $        --    $        --    $         --

Non-cash financing and investing activities:
  Exchange of notes for common
   shares                                            $ 1,000,000    $        --    $  1,662,282
  Exchange of note for future
   royalty payments                                  $        --    $        --    $    150,000
  Common shares for mineral property                 $        --    $        --    $    280,211
  Mineral property acquired
   through the issuance of long-
   term debt                                         $        --    $        --    $  1,084,833


 See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.


                           GOLDEN QUEEN MINING CO. LTD
                          (A DEVELOPMENT STAGE COMPANY)
                         SUMMARY OF ACCOUNTING POLICIES


NATURE OF BUSINESS AND PRINCIPLES OF CONSOLIDATION. Golden Queen Mining Co. Ltd. ("Golden Queen" or the "Company") is engaged in acquiring and maintaining gold mining properties for exploration, future development and production. The Company was formed on November 21, 1985. Since its inception, the Company has been in the development stage. Planned activities involve bringing to operation a precious metals mine located in Kern County, California. These consolidated financial statements include the accounts of Golden Queen, a British Columbia corporation, and its wholly-owned subsidiary, Golden Queen Mining Company, Inc. (the "Subsidiary"), a United States (State of California) corporation.

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

FISCAL-YEAR CHANGE. The board of directors approved a change in the Company's fiscal year-end from May 31 to December 31, effective calendar year beginning January 1, 1997. A seven-month fiscal transition period from June 1, 1996 through December 31, 1996 preceded the start of the new calendar-year cycle. Fiscal years presented and referred to in these consolidated financial statements and notes thereto are on a December 31 fiscal-year basis unless otherwise noted.

CASH AND CASH EQUIVALENTS. For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation is provided by the straight-line method with a half-year convention over the estimated service lives of the respective assets, which range from 5 to 29 1/2 years.

MINERAL PROPERTIES. Mineral properties include the cost of advance minimum royalty payments, the cost of capitalized property leases, share payments, and the cost of property acquired either by cash payment or the issuance of term debt. Expenditures for exploration and development on specific proven properties are also capitalized. These costs will be amortized against subsequent revenues or charged to operations at the time the related property is determined to have an impairment of value.

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

FOREIGN CURRENCY TRANSLATION. Golden Queen has adopted the United States dollar as its reporting currency for its financial statements prepared after May 21, 1996 as the United States dollar is the currency of the primary economic environment in which Golden Queen and the Subsidiary conduct business and is considered the appropriate functional currency for the Company's operations. Balances held in Canadian dollars are remeasured into the functional currency in accordance with SFAS No. 52, "Foreign Currency Translation," ("SFAS 52"). Assets and liabilities in foreign currencies are generally translated into dollars at the rates ruling at the balance sheet date. Revenues and expenses are translated at average rates for the year. Where amounts denominated in a foreign currency are converted into dollars by remittance or repayment, the realized exchange differences are included in other income. The exchange rates prevailing at both December 31, 1998 and December 31, 1997 were 1.53 and 1.43 respectively. The average rates of exchange during the year ended December 31, 1998 and the year ended December 31, 1997 were 1.48 and 1.39 respectively.

NET LOSS PER SHARE. The Company computes and discloses earnings and loss per share in accordance with SFAS No. 128, "Earnings per Share" ("SFAS 128"), which requires dual presentation of basic earnings per share and diluted earnings per share on the face of all income statements presented for all entities with complete capital structures. Basic earnings per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debt. Since the Company's stock options, warrants and convertible debt are anti-dilutive for all periods presented, only basic earnings per share is presented. A total of 2,195,000 common shares were issuable pursuant to such stock options at December 31, 1998 and a total of 2,300,000 common shares were issuable pursuant to such stock options at December 31, 1997.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of long-term debt approximates its carrying value because the stated rates of the debt reflect recent market conditions or because the rates are variable in nature.

NEW ACCOUNTING PRONOUNCEMENTS. In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 is effective for all fiscal quarters and fiscal years beginning after June 15, 1999. Based on its current and planned future activities relative to derivative instruments, the Company believes that the adoption of SFAS No. 133 on January 1, 2000 will not have a significant effect on its financial statements.

In June 1998 the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98, Reporting on the Costs of Start-up Activities ("SOP 98-5"). SOP 98-5 requires all start-up and organizational costs to be expensed as incurred. It also requires all remaining historically capitalized amounts of these costs existing at the date of adoption to be expensed and reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective for all fiscal years beginning after December 31, 1998. The Company believes that the adoption of SOP 98-5 on January 1, 2000 will not have a significant effect on its financial statements.

In February 1999 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 135, Rescission of Financial Accounting Standards Board No. 75 and Technical Corrections ("SFAS 135"). SFAS 135 rescinds SFAS 75 and amends Statement of Financial Accounting Standards Board No. 35. SFAS 135
also amends other existing authoritative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS 135 is effective for financial statements issued for fiscal years ending after February 15, 1999. The Company believes that the adoption of SFAS 135 will not have a significant effect on its financial statements.

RECLASSIFICATIONS. Certain amounts in the December 31, 1997 financial statements have been reclassified to conform to the December 31, 1998 presentation.


          [The balance of this page has been left blank intentionally.]

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       PROPERTY AND EQUIPMENT.

Property and equipment consists of:


                               December 31,  December 31,
                                   1998         1997
                                ----------   ----------
Building                        $  145,948   $  145,948
Furniture and fixtures              74,186       74,186
Equipment                          256,387      243,533
Automobiles                        129,986      129,986
Rental properties                  707,600      707,600
                                ----------   ----------
                                 1,314,107    1,301,253
Less accumulated depreciation      223,571      136,602
                                ----------   ----------

Property and equipment, net     $1,090,536   $1,164,651
                                ==========   ==========

2.       MINERAL PROPERTIES.

The Company has capitalized the amounts which have been paid to acquire property rights and for professional services rendered in the exploration, drilling, sampling, engineering and other related technical, managerial and professional services toward the evaluation and development of certain mining claims known as the Soledad Property ("Soledad"), Mojave Mining District, Kern County, California.

The Company's investment in mineral properties consists of the following:


                                                     December 31,  December 31,
                                                         1998          1997
                                                     -----------   -----------
Deferred exploration and development expenditures,
   beginning of period                               $16,681,550   $ 9,799,839
Costs capitalized during the period:
   Engineering                                           154,547     1,226,118
   Geology/drilling                                      445,660     3,739,064
   Permitting/environmental                               91,314       671,362
   Metallurgical testing                                  69,191        96,582
   Other direct costs                                  1,009,068     1,148,585
                                                     -----------   -----------
Deferred exploration and development expenditures,
   end of period                                      18,451,330    16,681,550

Properties                                             3,813,008     3,813,270
Advance minimum royalty                                1,883,978     1,609,515
                                                     -----------   -----------

Mineral properties                                   $24,148,316   $22,104,335
                                                     ===========   ===========

OTHER ASSETS.

On April 1, 1995, the Company acquired an option to purchase all of the issued and outstanding shares of a privately held California corporation holding an interest in a previously uncontracted tract of land located near the Soledad site. The option called for an initial non-refundable payment of $100,000 in exchange for access to the property for a period of nine months to evaluate the presence of mineral reserves. At the end of the nine-month period, the Company chose to exercise its option to purchase the shares of the corporation by making the initial purchase payment of $250,000. This was followed by a second payment of $500,000 on July 1, 1997. An additional $750,000 is due upon reaching sustained production or July 1, 1999, whichever comes first. The Company has no legal obligation to continue making payment and cannot perfect its rights as a shareholder of the corporation until full payment under the option is made. Upon commencement of commercial production, the Company will pay a royalty of 1% of gross smelter returns for a period of up to 60 years, not to exceed $60,000,000.

4.   INCOME TAXES.

At December 31, 1998 and December 31, 1997, the Company had deferred tax assets of approximately $587,000 and $364,000, respectively, principally arising from net operating loss carryforwards for income tax purposes offset by development costs expended for income tax purposes but capitalized for financial reporting purposes. As management of the Company cannot determine if it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established at both December 31, 1998 and December 31, 1997.

As at December 31, 1998, the Company had net operating loss carryforwards available to reduce taxable income in future years as follows:

       Country                      Amount          Expiration Dates
       -------                ------------          ----------------
       United States          $ 16,000,000               2002 - 2008
       Canada                 $  1,100,000               1999 - 2005

The  potential  effect  on  future  income  taxes  which  may  result  from  the
application  of  these  losses  has  not  been  reflected  in  these   financial
statements.



          [The balance of this page has been left blank intentionally]

5.     LONG-TERM DEBT.

Long-term debt consists of the following:


                                                              December 31, 1998   December 31, 1997
                                                            -----------------------------------------
Note due to a corporation,  payable in monthly
   installments  of  $9,275,  including  interest
   at prime plus 2% (9.75% at December  31,  1998),
   estimated to mature in June 2012 and  collateralized
   by mineral property.                                       $     803,230        $    826,694

9% note due an  individual,  payable in monthly
   installments of $600 including interest,
   maturing June 2006, collateralized
   by mineral property.                                              39,139              42,638

10%  note  due  to  a  collective  group  of
   individuals,  payable in monthly  installments
   of $1,500  including  interest,  maturing
   at the earlier of April 1999 or  commencement
   of production,  collateralized
   by mineral property.                                              13,067              28,891

Non-interest bearing note payable to an individual,
  due on July 1, 1999, secured by a grant deed,
  collateralized by well and related water rights.                    4,000               4,000

Debentures  convertible  at the option of the holders
   into common  shares  which were  retired  through
   the  issuance  of  2,017,941  common  shares
   on March 18, 1998.                                                    --           1,000,000
                                                              -------------        ------------

Total long-term debt                                                859,436           1,902,223
Current maturities                                                   51,686              45,034
                                                              -------------        ------------

Long-term debt, less current maturities                       $     807,750        $  1,857,189
                                                              =============        ============

Scheduled long-term maturities at December 31, 1998 are as follows:

     Year ending December 31,                     Amount
                                              ----------
     1999                                     $   51,686
     2000                                         35,877
     2001                                         39,763
     2002                                         44,070
     2003                                         48,844
     Thereafter                               $  639,196
                                               ---------
                                              $  859,436
                                              ==========

6.       SHARE CAPITAL.

On January 28, 1998, the conversion price of the debentures in the principal amount of $1,000,000 was reduced from C$2.00 per share to C$0.68 per share. Such conversion price reduction was approved by The Toronto Stock Exchange. On March 18, 1998, the convertible debentures were converted into 2,017,941 common shares.

On February 19, 1998, the exercise price of the common share purchase warrants issued by the Company pursuant to a special warrant offering completed in May 1996 was reduced to C$0.68 per share from C$1.525 per share. Such exercise price reduction was approved by The Toronto Stock Exchange. In 1998, 1,834,300 warrants were exercised at $0.49 (C$0.68) for 1,834,300 common shares. The Company received net proceeds of $857,283 (C$1,216,142).

On May 14, 1998, the Company completed a private placement of 5,236,000 common shares at an issue price of $0.47 (C$0.68) per share for aggregate net proceeds of $2,439,753 (C$3,525,256). The net proceeds of the private placement will be used to fund ongoing capital expenditures at the Company's Soledad Mountain Project and for general corporate purposes.

On May 29, 1997, the Company issued 3,500,000 special warrants in exchange for $5,287,315. All of the special warrants were exercised on September 6, 1997, without any additional payment for 3,500,000 common shares.

7.       STOCK OPTION PLAN.

Under its amended 1996 stock option plan, the Company may grant options to purchase up to 3,300,000 shares of common stock to officers, directors and employees. The exercise price for all stock options is the closing price of the Company's common shares (in Canadian dollars) as traded on The Toronto Stock Exchange on the date of grant. Options issued to directors who are not employees vest immediately. For all other options, the right to exercise vests over a two year period in equal increments on the date of grant and on each of the first two anniversaries of such date. All stock options issued and outstanding as of December 31, 1998 expire at a date determined by the Company's Board of Directors, not exceeding five years from the date of grant, or after 39 months from the date of grant if not specified.

On January 28, 1998, additional stock options to purchase up to 25,000 shares were granted to each of the Company's five non-employee directors. The options are exercisable at the price of C$1.00 per share and expire on January 28, 2003.

Also, on January 28, 1998, the exercise price of all outstanding options held by directors and employees of the Company and its subsidiary with an exercise price of more than C$1.00 per share was reduced to C$1.00 per share. The Toronto Stock Exchange approved the repricing of the options subject to shareholder approval and, at the Annual General meeting of shareholders held on June 2, 1998, the shareholders approved the repricing.

The following is a summary of all stock option activity:

                                                            Year Ended                      Year Ended
                                                        December 31, 1998                December 31, 1997
                                                      Shares     Price Range           Shares    Price Range
                                                ---------------------------------------------------------------
Options outstanding, beginning of period             2,300,000  C$0.55-3.20           2,257,000  C$0.55-3.00
Options granted                                        125,000  C$1.00                  200,000  C$2.70-3.20
Options exercised                                           --           --            (157,000) C$0.55-1.51
Options expired                                       (230,000) C$0.55-1.00(1)
                                                ---------------------------------------------------------------
Options outstanding, end of period                   2,195,000  C$0.55-1.00(1)        2,300,000  C$0.55-3.20

Options exercisable                                  2,171,668  C$0.55-1.00(1)        2,018,334  C$0.55-3.20


(1)  Reflective of the June 1998 repricing.

The following table summarizes information about fixed-price stock options outstanding at December 31, 1998:

                                                 OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                                 -------------------                    -------------------
                                             Weighted-          Weighted-                           Weighted-
                           Number             Average            Average            Number           Average
  Range of Prices        Outstanding      Contractual Life    Exercise Price      Exercisable      Exercise Price
----------------------------------------------------------------------------------------------------------------------
C$0.55                       130,000            0.7               C$0.55             130,000          C$0.55
C$1.00                     2,065,000            2.1               C$1.00           2,041,668          C$1.00
----------------------------------------------------------------------------------------------------------------------
C$0.55 - $1.00             2,195,000            2.0               C$0.97           2,171,668          C$0.97


The Company accounts for stock-based compensation plans by applying APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options approximates the market price of the underlying stock at the date of grant, no compensation cost is recognized. The weighted average fair value at date of grant for options granted to employees in 1998 and 1997 was C$1.00 and C$3.20 per option.

SFAS Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: no dividend yield for each year; expected volatility of 51 and 40 percent; and risk-free interest rates of 5.0 percent.

Under the accounting provisions of FAS 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                     Year Ended                 Year Ended
                              December 31, 1998          December 31, 1997
                              -----------------          -----------------
     Net loss:
       As reported              $  (971,595)               $(1,047,869)
       Pro forma                $(1,231,452)               $(1,108,669)

     Loss per share:
       As reported              $     (0.03)               $     (0.04)
       Pro forma                $     (0.04)               $     (0.05)


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

During the year ended May 31, 1996, the Company entered into employment contracts with three of its executive officers. The agreements provide for the payment of salary and bonus, the granting of options, and certain employee benefits. The agreements also contain provisions for lump-sum payments based on the employee's salary upon termination for reasons other than for cause, up to an aggregate amount of $862,000.

On September 19, 1994, the Company entered into a mining lease agreement granting exclusive exploration and development rights on property adjacent to claims previously described. The term of the agreement is for 20 years and consideration included a cash payment of $30,000 and annual minimum lease payments of $10,000.

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

The Company is involved in various lawsuits arising in the ordinary course of business. Management of the Company is of the opinion that the outcome of these lawsuits will have no material impact on the Company's financial condition, results of operations or liquidity.

9.       RELATED PARTY TRANSACTIONS.

Jerrold W. Schramm, a director of Golden Queen is a partner of the law firm of Lawson Lundell Lawson & McIntosh, counsel to the Company. During the years ended December 31, 1998 and 1997, the Company paid Lawson Lundell Lawson & McIntosh $46,649 and $104,749 respectively on behalf of the Company and its subsidiary. No members of the firm of Lawson Lundell Lawson & McIntosh other than Mr. Schramm owned any shares of common stock of the Company, or rights or options to purchase such stock at December 31, 1998.

9.       SUBSEQUENT EVENTS.

On January 19, 1999, additional stock options to purchase up to 75,000 shares were granted to a non-employee director. The options are exercisable at the price of C$0.50 per share and expire on January 19, 2004.

On March 12, 1999 in connection with a private placement the Company issued 13,250,000 special warrants, exchangeable into common shares of the Company at no additional cost, at C$0.40 per warrant for gross proceeds of approximately $3,478,000 (C$5,300,000). At closing, the Company paid agent fees of approximately $121,730 (C$185,500) and issued broker warrants to purchase common stock at a conversion price of C$0.60. The Company received approximately $671,280 (C$1,022,900) on March 12, 1999 and the remaining funds were placed in escrow to be released 50% pending shareholder approval of the transaction and 50% upon receipt of the final prospectus.

          [The balance of this page has been left blank intentionally.]

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN QUEEN MINING CO. LTD.

By:  /s/ STEVEN W. BANNING
     ---------------------
     Steven W. Banning, its President

     Date:  March 19, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ GORDON C. GUTRATH
     ---------------------
     Gordon C. Gutrath, a Director

     Date:

By:  /s/ JERROLD W. SCHRAMM
     ----------------------
     Jerrold W. Schramm, a Director

     Date:

By:  /s/ EDWARD G. THOMPSON
     ----------------------
     Edward G. Thompson, a Director

     Date:

By:  Chester Shynkaryk
     ----------------------
     Chester Shynkaryk, a Director

     Date:

By:  /s/ BERNARD F. GOODSON
     ----------------------
     Bernard F. Goodson, its Principal
     Financial and Accounting Officer

     Date: