Form 10QSB
period 1999-03-31
GOLDEN QUEEN MINING CO LTD
filed 1999-05-13
CIK 1025362

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURUSANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______________ to _______________


                          GOLDEN QUEEN MINING CO. LTD.
             (Exact name of registrant as specified in its charter)


  Province of British Columbia            0-21777              Not Applicable
 (State or other jurisdiction     (Commission File Number)     (IRS Employer
      of incorporation)                                      Identification No.)

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the issuer's common stock at May 7, 1999 was 34,796,641 shares.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                          GOLDEN QUEEN MINING CO. LTD.
                QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY
                           PERIOD ENDED MARCH 31, 1999


                                TABLE OF CONTENTS




PART I:  Financial Information                                           Page

    Item 1:  Consolidated Financial Statements ...........................  1
    Item 2:  Management's Discussion and Analysis or Plan of Operations .. 11


Part II:  Other Information

    Item 6:  Exhibits and Reports on Form 8-K ............................ 14

SIGNATURES ............................................................... 15

EXHIBIT NO. 27 ........................................................... 16

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

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                 (U.S. DOLLARS)



                                                        March 31,     December 31,
                                                          1999           1998
                                                       (unaudited)     (audited)
                                                      ------------    ------------
Assets
  Current assets:
   Cash and cash equivalents                          $  1,163,737    $  1,197,029
   Receivables                                               5,291          12,692
   Prepaid expenses and other current assets                38,039          72,942
                                                      ------------    ------------

   Total current assets                                  1,207,067       1,282,663

   Property and equipment, net                           1,074,520       1,090,536
   Mineral properties                                   24,617,828      24,148,316
   Other assets                                            921,576         921,576
                                                      ------------    ------------

                                                      $ 27,820,991    $ 27,443,091
                                                      ============    ============

Liabilities and Shareholders' Equity

  Current liabilities:
   Accounts payable                                   $     51,487    $     87,201
   Accrued liabilities                                      23,768          43,948
   Current maturities of long-term debt                     46,074          51,686
                                                      ------------    ------------

  Total current liabilities                                121,329         182,835

  Long-term debt, less current maturities                  799,123         807,750
                                                      ------------    ------------

  Total liabilities                                        920,452         990,585
                                                      ------------    ------------

  Commitments and contingencies

Shareholders' equity:
  Preferred shares, no par, 3,000,000 shares
   authorized; no shares outstanding                            --              --
  Common shares, no par, 100,000,000 shares
   authorized; 34,796,641 shares issued (Note 2)        34,168,458      30,805,074
  Receivable from sale of special warrants (Note 2)     (2,680,732)             --
  Deficit accumulated during the development stage      (4,587,187)     (4,352,568)
                                                      ------------    ------------

  Total shareholders' equity                            26,900,539      26,452,506
                                                      ------------    ------------

                                                      $ 27,820,991    $ 27,443,091
                                                      ============    ============

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENTS OF LOSS
                                 (U.S. DOLLARS)

                                   (UNAUDITED)


                                                                                      Cumulative
                                                                                     Amounts From
                                                                                        Date of
                                                                                       Inception
                                                Three Month          Three Month     (November 21,
                                               Period Ended         Period Ended     1985) through
                                                 March 31,            March 31,        March 31,
                                                   1999                 1998              1999
--------------------------------------------------------------------------------------------------

General and administrative expense              $   230,197         $  216,754        $ 4,469,059
Interest expense                                                        20,583            323,485

                                                         --
Interest income                                                         (9,047)          (949,669)
                                                     (9,299)
Other expense, net                                    5,838              3,636             47,113
Abandoned mineral properties                             --                               277,251
                                                -----------         -----------       -----------



Net loss                                        $  (226,736)        $  (231,926)      $(4,167,239)
                                                ===========         ===========       ===========

Net loss per share                              $     (0.01)        $     (0.01)
                                                ===========         ===========

Weighted average shares outstanding              34,796,641          25,821,455
                                                ===========         ===========

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (U.S. DOLLARS)

                                   (UNAUDITED)

                                                                            Deficit
 From the Date of Inception                                 Receivable    Accumulated
   (November 21, 1985)                                      From Sale      During the       Total
        through                    Common                   Of Special     Development   Shareholders'
     March 31, 1999                Shares        Amount      Warrants         Stage         Equity
------------------------------------------------------------------------------------------------------
November 21, 1985
Issuance of common
  shares for cash                 1,425,001   $   141,313   $        --    $        --    $    141,313
Net loss for the year                    --            --            --        (15,032)        (15,032)
                                  --------------------------------------------------------------------
Balance, May 31, 1986             1,425,001       141,313            --        (15,032)        126,281
Issuance of common
  shares for cash                   550,000       256,971            --             --         256,971
Issuance of common
  shares for mineral property        25,000        13,742            --             --          13,742
Net loss for the year                    --            --            --        (58,907)        (58,907)
                                  --------------------------------------------------------------------
Balance, May 31, 1987             2,000,001       412,026            --        (73,939)        338,087
Issuance of common
  shares for cash                 1,858,748     1,753,413            --             --       1,753,413
Net income for the year                  --            --            --         38,739          38,739
                                  --------------------------------------------------------------------
Balance, May 31, 1988             3,858,749     2,165,439            --        (35,200)      2,130,239
Issuance of common
  shares for cash                 1,328,750     1,814,133            --             --       1,814,133
Issuance of common
  shares for mineral property       100,000       227,819            --             --         227,819
Net loss for the year                    --            --            --       (202,160)       (202,160)
                                  --------------------------------------------------------------------
Balance, May 31, 1989             5,287,499     4,207,391            --       (237,360)      3,970,031
Issuance of common
  shares for cash                 1,769,767     2,771,815            --             --       2,771,815
Issuance of common
  shares for mineral property         8,875        14,855            --             --          14,855
Net loss for the year                    --            --            --       (115,966)       (115,966)
                                  --------------------------------------------------------------------
Balance, May 31, 1990             7,066,141     6,994,061            --       (353,326)      6,640,735
Net income for the year                  --            --            --         28,706          28,706
                                  --------------------------------------------------------------------
Balance, May 31, 1991             7,066,141     6,994,061            --       (324,620)      6,669,441
Net loss for the year                    --            --            --       (157,931)       (157,931)
                                  --------------------------------------------------------------------
Balance, May 31, 1992             7,066,141     6,994,061            --       (482,551)      6,511,510

                                     GOLDEN QUEEN MINING CO. LTD.
                                    (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                            (U.S. DOLLARS)

                                             (UNAUDITED)


                                                                          Deficit
From the Date of Inception                                 Receivable   Accumulated
   (November 21, 1985)                                      From Sale    During the       Total
        through                     Common                 Of Special    Development   Shareholders'
     March 31, 1999                 Shares       Amount     Warrants       Stage          Equity
----------------------------------------------------------------------------------------------------
Net loss for the year                    --            --         --      (285,391)         (285,391)
                                 -------------------------------------------------------------------
Balance, May 31, 1993             7,066,141     6,994,061         --      (767,942)        6,226,119

Issuance of common
  shares for cash                 5,834,491     1,536,260         --            --         1,536,260
Share issue costs                        --            --         --       (18,160)          (18,160)
Issuance of common
  shares for mineral property       128,493        23,795         --            --            23,795
Net loss for the year                    --            --         --      (158,193)         (158,193)
                                 -------------------------------------------------------------------
Balance, May 31, 1994            13,029,125     8,554,116         --      (944,295)        7,609,821

Issuance of common
  shares for cash                   648,900       182,866         --            --           182,866
Net loss for the year                    --            --         --      (219,576)         (219,576)
                                 -------------------------------------------------------------------
Balance, May 31, 1995            13,678,025     8,736,982         --    (1,163,871)        7,573,111

Issuance of common
  shares for cash                 2,349,160     2,023,268         --            --         2,023,268
Issuance of common
  shares for debt                   506,215       662,282         --            --           662,282
Issuance of 5,500,000
  special warrants                       --     9,453,437         --            --         9,453,437
Special warrants issue
  cost                                   --            --         --      (100,726)         (100,726)
Net loss for the year                    --            --         --      (426,380)         (426,380)
                                 -------------------------------------------------------------------
Balance, May 31, 1996            16,533,400    20,875,969         --    (1,690,977)       19,184,992

Issuance of common
  shares for cash                    18,000        10,060         --            --            10,060
Issuance of common
  shares for special
  warrants                        5,500,000            --         --            --                --
Special warrants issue
  cost                                   --            --         --      (123,806)         (123,806)
Net loss for the period                  --            --         --      (348,948)         (348,948)
                                 -------------------------------------------------------------------
Balance, December 31, 1996       22,051,400    20,886,029         --    (2,163,731)       18,722,298

                                     GOLDEN QUEEN MINING CO. LTD.
                                    (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                            (U.S. DOLLARS)

                                             (UNAUDITED)

                                                                                  Deficit
   From the Date of Inception                                      Receivable   Accumulated
      (November 21, 1985)                                          From Sale     During the      Total
            through                  Common                        Of Special   Development   Shareholders'
         March 31, 1999              Shares         Amount          Warrants       Stage         Equity
----------------------------------------------------------------------------------------------------------
Issuance of common
  shares for cash                    157,000        157,050             --              --         157,050
Issuance of 3,500,000
  special warrants                        --      5,287,315             --              --       5,287,315
Issuance of common
  shares for special warrants      3,500,000             --             --              --              --
Options to non-
  employee directors                      --         70,200             --              --          70,200
Special warrants issue cost               --             --             --        (163,313)       (163,313)
Net loss for the year                     --             --             --      (1,047,869)     (1,047,869)
                                  ------------------------------------------------------------------------
Balance, December 31, 1997        25,708,400     26,400,594             --      (3,374,913)     23,025,681

Issuance of common
  shares upon exercise
  of warrants                      1,834,300        857,283             --              --         857,283
Issuance of common
  shares through
  conversion of debt               2,017,941      1,000,000             --              --       1,000,000
Share issuance cost                       --             --             --          (6,060)         (6,060)
Issuance of common
  shares for cash                  5,236,000      2,439,753             --              --       2,439,753
Options and re-priced
  options to non-
  employee directors                      --        107,444             --              --         107,444
Net loss for the year                     --             --             --        (971,595)       (971,595)
                                  ------------------------------------------------------------------------
Balance, December 31, 1998        34,796,641     30,805,074             --      (4,352,568)     26,452,506

Options to non-
  employee directors                      --         12,469             --              --          12,469
Issuance of 13,250,000
  special warrants (Note 2)               --      3,350,915     (2,680,732)             --         670,183
Special warrants issue cost               --             --             --          (7,883)         (7,883)
Net loss for the period                   --             --             --        (226,736)       (226,736)
                                  ------------------------------------------------------------------------
Balance, March 31, 1999           34,796,641   $ 34,168,458   $ (2,680,732)   $ (4,587,187)   $ 26,900,539
                                  ========================================================================

                                     GOLDEN QUEEN MINING CO. LTD.
                                    (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED STATEMENTS OF CASH FLOW
                                            (U.S. DOLLARS)

                                             (UNAUDITED)


                           Increase (Decrease) in Cash and Cash Equivalents



                                                                       Cumulative
                                                                        Amounts
                                                                      From Date of
                                                                        Inception
                                     Three Month     Three Month      (November 21,
                                     Period Ended    Period Ended     1985 through
                                       March 31,       March 31,        March 31,
                                        1999             1998             1999
                                     ------------    ------------    ------------
Operating activities:
Net loss                             $   (226,736)   $   (231,926)   $ (4,167,239)
Adjustments to reconcile net
  loss to cash used in operating
  activities:
  Abandoned mineral properties                 --              --         277,251
  Amortization and depreciation            20,693          21,476         216,534
  Loss on disposition of property
   and equipment                               --              --          10,949
Options to directors                       12,469          10,900         190,113

Changes in assets and liabilities:
  Receivables                               7,401           9,830          (5,291)
  Prepaid expenses and other
   current assets                          34,903          35,592         (38,039)
  Accounts payable and accrued
   liabilities                            (55,894)       (328,822)         75,255
                                     ------------    ------------    ------------

Cash used in operating activities        (207,164)       (482,950)     (3,440,467)
                                     ------------    ------------    ------------

Investment activities:
  Deferred exploration and
   development expenditures              (295,505)       (473,696)    (19,926,780)
  Deposits on mineral properties               --          (5,434)       (921,576)
  Purchase of mineral properties         (174,007)        (74,323)     (4,838,088)
  Purchase of property and
   equipment                               (4,677)         (3,460)     (1,310,495)
  Proceeds from sale of property
   and equipment                               --              --           8,492
                                     ------------    ------------    ------------

Cash used in investment
  activities                             (474,189)       (556,913)    (26,988,447)
                                     ------------    ------------    ------------

Financing activities:
Borrowing under long-term debt                 --              --       3,766,502
Payment of long-term debt                 (14,239)        (10,834)     (1,109,023)

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (U.S. DOLLARS)

                                   (UNAUDITED)


                Increase (Decrease) in Cash and Cash Equivalents

                                                                    Cumulative
                                                                      Amounts
                                                                   From Date of
                                                                     Inception
                                    Three Month     Three Month    (November 21,
                                   Period Ended    Period Ended    1985 through
                                     March 31,       March 31,       March 31,
                                       1999            1998            1999
                                   ------------    ------------    ------------

Issuance of common stock for
 cash                                        --              --      13,086,902
Share issuance costs                     (7,883)           (452)       (419,948)
Net cash received from issuance
  of  special warrants                  670,183              --      15,410,935
Issuance of common shares upon
  exercise of warrants                       --         857,283         857,283
                                   ------------    ------------    ------------
Cash provided by financing
  activities                            648,061         845,997      31,592,651
                                   ------------    ------------    ------------

Net change in cash and cash
  equivalents                           (33,292)       (193,866)      1,163,737

Cash and cash equivalents,
  beginning balance                   1,197,029       1,127,234              --
                                   ------------    ------------    ------------

Cash and cash equivalents,
  ending balance                   $  1,163,737    $    933,368    $  1,163,737
                                   ============    ============    ============
Supplemental disclosures of cash
flow information:

Cash paid during period for:
  Interest                         $     15,455    $     73,398    $    690,632
  Income taxes                     $         --    $         --    $         --

Non-cash financing and
  investing activities:
  Exchange of notes for common
   shares                          $         --    $  1,000,000    $  1,662,282
  Exchange of note for future
   royalty payments                $         --    $         --    $    150,000
  Shares for mineral property      $         --    $         --    $    280,211
  Mineral property acquired
   through the issuance of long-
   term debt                       $         --    $         --    $  1,084,833

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                   (UNAUDITED)


Note 1:  Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 1998 annual report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


Note 2:  Share Capital

On January 19, 1999, additional stock options to purchase up to 75,000 shares were granted to a non-employee director. The options are exercisable at the price of C$0.50 per share and expire on January 19, 2004.

On March 15, 1999, in connection with a private placement the Company issued 13,250,000 special warrants, exchangeable into common shares of the Company at no additional cost at C$0.40 per warrant for gross proceeds of approximately $3,472,500 (C$5,300,000). At closing, the Company paid agent fees of approximately $121,730 (C$185,500) and issued broker warrants to purchase up to an aggregate of 463,750 common shares at a conversion price of C$0.60 for a two year period following the closing. The Company received approximately $670,183 (C$1,022,900) on March 15, 1999 and the remaining funds totaling $2,680,732
(C$4,091,600) were placed in escrow to be released: 50% pending shareholder approval of the transaction which was received at the Annual General Meeting on May 5, 1999; and 50% upon receipt of the final prospectus. If receipts for a final prospectus qualifying the distribution of the common shares issuable upon the exercise of the special warrants have not been issued by the relevant securities regulatory authorities by July 13, 1999, each special warrant will be exchangeable, at the option of the holder, for 1.1 common shares. The number of common shares issuable upon the exercise of each special warrant is also subject to customary "anti-dilution" provisions, as provided for in the special warrant indenture governing the issuance of the special warrants. The Toronto Stock Exchange has approved the private placement.

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


                            FORWARD LOOKING STATEMENT


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

THE LIKELIHOOD OF CONTINUED LOSSES FROM OPERATIONS. The Company has no revenue from mining operations and has incurred losses from inception through March 31, 1999 of approximately $4,167,000. It is anticipated that additional financing will be required in the first half of 2000 for continued operations. This trend is expected to continue for at least the next two years and is expected to reverse only if, as and when gold is produced from the Soledad Mountain Project.

THE NEED FOR SIGNIFICANT ADDITIONAL FINANCING. The Company anticipates that it will need approximately $77,600,000 in additional financing to put the Soledad Mountain Project into production; an anticipated $66,300,000 will be used for capital expenditures with an estimated thirteen-month construction period and $11,300,000 will be used as working capital and for start-up expenditures. The Company expects to finance development from additional sales of common stock, from bank or other borrowings or, alternatively, through joint development with another mining company. However, it has no commitment for bank financing or for the underwriting of additional stock, and it is not a party to any agreement or arrangement providing for joint development. Whether and to what extent financing can be obtained will depend on a number of factors, not the least of which is the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of March 31 1999, world gold prices were approximately $280 per ounce, a reduction of approximately 6% from prices a year ago. If gold prices do not strengthen, it may not be economical for the Company to put the Soledad Mountain Project into production.

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

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998.

General and administrative expenses increased to $230,000 for the three months ended March 31, 1999, from $217,000 for the three-month period ended March 31, 1998. The increase is primarily due to the recognition of compensation cost on stock options issued to non-employee directors of the Company.

No interest expense was recognized for the three months ended March 31, 1999 compared to interest expense of $21,000 for the three-month period ended March 31, 1998, as a result of the conversion of convertible debentures into common shares in March 1998. Interest incurred on debt relating to the Company's investment in the Soledad Mountain Project is capitalized as part of mineral properties.

Interest income was approximately $9,000 for both the three months ended March 31, 1999, and the three month period ended March 31, 1998. As a result of the foregoing factors, the Company incurred a net loss of $227,000 for the three months ended March 31, 1999, versus a net loss of $232,000 for the three-month period ended March 31, 1998.


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

The Company has had no reported revenues from operations since inception, and is in the exploration or development stage. During the period from inception through March 31, 1999, the Company used $3,440,000 in operating activities, primarily as the result of cumulative losses of $4,167,000 for the same period. During the same period, the Company used $26,988,000 in investing activities; these consisted of $25,686,000 in expenditures related to the Soledad Mountain Project and fixed asset purchases of $1,310,000. These operating and investing activities were financed by net borrowings of $2,657,000 under various long-term debt arrangements, and from the sale of $28,078,000 of equity securities.

At March 31, 1999, the Company held $1,164,000 in cash and cash equivalents and a receivable in the amount of $2,680,732 from the sale of special warrants in March 1999. As is discussed below under the heading "Plan of Operations", significant additional funds will be needed to put the Soledad Mountain Project into production. These funds are expected to come from additional sales of common stock and from bank or other borrowings. Alternatively, the Company may decide to enter into a joint development or other similar arrangement with another mining company to develop the project. The Company does not have a commitment for bank financing or for the underwriting of additional shares of its common stock, and is not a party to any agreement or arrangement providing for the joint development of the Soledad Mountain Project. Whether and to what extent additional or alternative financing options are pursued by the Company will depend on a number of important factors, including the results of further development activities at the Soledad Mountain Project, management's assessment of the financial markets, the overall capital requirements for development of the project, and the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of March 31, 1999, world gold prices were approximately $280 per ounce, a reduction of approximately 6% from prices a year ago, and a reduction of approximately 18% from prices two years ago. The project may not be economical at current world gold prices and may not be economical until prices strengthen.


PLAN OF OPERATIONS.

PROPOSED ACTIVITIES AND ESTIMATED COSTS. The Company has substantially completed exploration of the Soledad Mountain Project and intends to develop the project as an open pit gold and silver mine employing a cyanide heap leach recovery system. Development plans include the construction of infrastructure and processing facilities, mining by open pit methods and processing precious metals ores at a rate of up to 5.76 million tonnes (6.35 million tons) per year for at least nine years. Concurrent heap detoxification will be employed, followed by a reclamation of the project site.

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

The Company estimates that total average operating costs will be $6.03 per tonne ($5.47 per ton) of ore processed, based on a stripping ratio of 4.1 to 1. These operating costs consist of mining costs of $3.74 per tonne ($3.39 per ton), processing costs of $1.73 per tonne ($1.57 per ton) and general and administrative costs of $0.56 per tonne ($0.51 per ton). The Company also estimates that average annual production rates of 130,000 ounces of gold and 1,500,000 ounces of silver can be maintained for at least nine years, at an average cash cost (consisting of operating and royalty costs) of $176 per ounce of gold, net of silver credits.

These development plans are based on a February 1998 feasibility study that was updated by the Company in December 1998. The early 1998 study was prepared for the Company by M3 Engineering and Technology Corporation incorporating the results of the Company's 1997 drilling program. The updated study also included the results of the 1998 program. The study was commissioned by the Company to obtain project financing, and to provide basic project engineering information. Ore reserve estimates and mine design features incorporated into the study were prepared by Mine Reserves Associates, in collaboration with the Company; basic engineering information was prepared by Bateman Engineering, Inc., and supplemented by M3 Engineering and Technology. The total cost of the feasibility study was $1,549,618.

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


YEAR 2000.

The "Year 2000" issue is the result of computer systems that were programmed in prior years using a two digit representation for the year. Consequently, in the Year 2000, date sensitive computer programs may interpret the date "00" as 1900 rather than 2000 causing varied and uncertain results. The Company is in the process of reviewing its business and processing systems and believes that the majority of its systems are already year 2000 compliant. At this time, the internal exposure of the Company to the year 2000 problem, due to the nature of its development stage activities is limited to the use of computers for accounting, computer aided design, and general office and clerical applications. As of March 31, 1999, the Company has incurred less than $5,000 of costs related to year 2000 issues. Management believes that the cost of completing its investigation and remediation activities in regard to the year 2000 issue will not exceed $25,000.

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

FORM 8-K REPORTS. The Company filed no reports on Form 8-K during the first quarter of 1999.



          [The balance of this page has been intentionally left blank.]

                                   SIGNATURES


In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      Golden Queen Mining Co. Ltd.

                                      By: /s/ BERNARD F. GOODSON
                                          --------------------------------------
                                              Bernard F. Goodson, its Vice
                                              President of Administration
                                              and Controller