Form 10QSB
period 1999-06-30
GOLDEN QUEEN MINING CO LTD
filed 1999-08-11
CIK 1025362

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the issuer's common stock at June 30, 1999 was 34,796,641 shares.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                          GOLDEN QUEEN MINING CO. LTD.
                QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1999


                                TABLE OF CONTENTS




PART I:  Financial Information                                              Page

       Item 1:  Consolidated Financial Statements ..........................  1
       Item 2:  Management's Discussion and Analysis or Plan of Operations . 12


Part II:  Other Information

       Item 4:  Submission of Matters to a Vote of Security Holders ........ 15
       Item 6:  Exhibits and Reports on Form 8-K ........................... 16

SIGNATURES ................................................................. 17

EXHIBIT NO. 27 ............................................................. 18

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


The unaudited consolidated financial statements of the Company for the periods covered by this report are set forth at pages 2 through 10.






          [The balance of this page has been intentionally left blank.]

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                 (U.S. DOLLARS)



                                                     June 30, 1999  December 31, 1998
                                                      (unaudited)       (audited)
                                                     -------------  -----------------
Assets
  Current assets:
   Cash and cash equivalents                          $  1,674,720    $  1,197,029
   Receivables                                              33,298          12,692
   Prepaid expenses and other current assets                64,091          72,942
                                                      ------------    ------------

   Total current assets                                  1,772,109       1,282,663

   Property and equipment, net                           1,053,028       1,090,536
   Mineral properties                                   25,280,999      24,148,316
   Other assets (Note 2)                                 1,000,702         921,576
                                                      ------------    ------------

                                                      $ 29,106,838    $ 27,443,091
                                                      ============    ============

Liabilities and Shareholders' Equity

  Current liabilities:
   Accounts payable                                   $    224,544    $     87,201
   Accrued liabilities                                      27,656          43,948
   Current maturities of long-term debt                     34,079          51,686
                                                      ------------    ------------

  Total current liabilities                                286,279         182,835

  Long-term debt, less current maturities                  790,272         807,750
                                                      ------------    ------------

  Total liabilities                                      1,076,551         990,585
                                                      ------------    ------------

  Commitments and contingencies

Shareholders' equity:
  Preferred shares, no par, 3,000,000 shares
   authorized; no shares outstanding                            --              --
  Common shares, no par, 100,000,000 shares
   authorized; 34,796,641 shares issued and
   outstanding (Note 3)                                 34,168,458      30,805,074
  Receivable from sale of special warrants (Note 3)     (1,340,366)             --
  Deficit accumulated during the development stage      (4,797,805)     (4,352,568)
                                                      ------------    ------------

  Total shareholders' equity                            28,030,287      26,452,506
                                                      ------------    ------------

                                                      $ 29,106,838    $ 27,443,091
                                                      ============    ============

                                    GOLDEN QUEEN MINING CO. LTD.
                                   (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED STATEMENTS OF LOSS
                                           (U.S. DOLLARS)

                                            (UNAUDITED)


                                                                                       Cumulative
                                                                                       Amounts From
                                                                                        Date of
                                                                                        Inception
                           Three Month    Three Month    Six Month      Six Month     (November 21,
                          Period Ended   Period Ended   Period Ended   Period Ended   1985) through
                          June 30, 1999  June 30, 1998  June 30, 1999  June 30, 1998  June 30, 1999
---------------------------------------------------------------------------------------------------
General and
  administrative expense   $   136,346    $   264,904    $   367,657    $   488,707    $ 4,606,519
Interest expense                    --             --             --         20,583        323,485
Interest income                (26,049)       (15,400)       (35,230)       (24,447)      (975,600)
Other expense
  (income), net                 (2,753)         4,770          3,084          8,407         44,359
Abandoned mineral
  properties                        --             --             --             --        277,251
                           -----------    -----------    -----------    -----------    -----------

Net loss                   $  (107,544)   $  (254,274)   $  (335,511)      (493,250)   $(4,276,014)
                           ===========    ===========    ===========    ===========    ===========

Net loss per share         $     (0.00)   $     (0.01)         (0.01)         (0.02)
                           ===========    ===========    ===========    ===========

Weighted average
  shares outstanding        34,796,641     32,388,816     34,796,641     29,484,985
                           ===========    ===========    ===========    ===========


                                    GOLDEN QUEEN MINING CO. LTD.
                                    (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                           (U.S. DOLLARS)

                                             (UNAUDITED)

                                                                          Deficit
   From the Date of Inception                               Receivable  Accumulated
      (November 21, 1985)                                   From Sale   During the       Total
            through               Common                    Of Special  Development    Shareholders'
         June 30, 1999            Shares        Amount      Warrants       Stage         Equity
---------------------------------------------------------------------------------------------------
November 21, 1985
Issuance of common
  shares for cash                 1,425,001   $   141,313   $      --   $        --    $   141,313

Net loss for the year                    --            --          --       (15,032)       (15,032)
                                ------------------------------------------------------------------
Balance, May 31, 1986             1,425,001       141,313          --       (15,032)       126,281

Issuance of common
  shares for cash                   550,000       256,971          --            --        256,971

Issuance of common
  shares for mineral property        25,000        13,742          --            --         13,742

Net loss for the year                    --            --          --       (58,907)       (58,907)
                                ------------------------------------------------------------------
Balance, May 31, 1987             2,000,001       412,026          --       (73,939)       338,087

Issuance of common
  shares for cash                 1,858,748     1,753,413          --            --      1,753,413

Net income for the year                  --            --          --        38,739         38,739
                                ------------------------------------------------------------------
Balance, May 31, 1988             3,858,749     2,165,439          --       (35,200)     2,130,239

Issuance of common
  shares for cash                 1,328,750     1,814,133          --            --      1,814,133

Issuance of common
  shares for mineral property       100,000       227,819          --            --        227,819

Net loss for the year                    --            --          --      (202,160)      (202,160)
                                ------------------------------------------------------------------
Balance, May 31, 1989             5,287,499     4,207,391          --      (237,360)     3,970,031

Issuance of common
  shares for cash                 1,769,767     2,771,815          --            --      2,771,815

Issuance of common
  shares for mineral property         8,875        14,855          --            --         14,855

Net loss for the year                    --            --          --      (115,966)      (115,966)
                                ------------------------------------------------------------------
Balance, May 31, 1990             7,066,141     6,994,061          --      (353,326)     6,640,735

Net income for the year                  --            --          --        28,706         28,706
                                ------------------------------------------------------------------
Balance, May 31, 1991             7,066,141     6,994,061          --      (324,620)     6,669,441

Net loss for the year                    --            --          --      (157,931)      (157,931)
                                ------------------------------------------------------------------
Balance, May 31, 1992             7,066,141     6,994,061          --      (482,551)     6,511,510


                                     GOLDEN QUEEN MINING CO. LTD.
                                    (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                            (U.S. DOLLARS)

                                             (UNAUDITED)


                                                                            Deficit
 From the Date of Inception                                  Receivable   Accumulated
   (November 21, 1985)                                        From Sale   During the       Total
        through                     Common                   Of Special   Development   Shareholders'
      June 30, 1999                 Shares         Amount     Warrants       Stage         Equity
------------------------------------------------------------------------------------------------------
Net loss for the year                      --            --          --     (285,391)         (285,391)
                                  --------------------------------------------------------------------
Balance, May 31, 1993               7,066,141     6,994,061          --     (767,942)        6,226,119

Issuance of common
  shares for cash                   5,834,491     1,536,260          --           --         1,536,260
Share issue costs                          --            --          --      (18,160)          (18,160)
Issuance of common
  shares for mineral property         128,493        23,795                       --                --
                                                                                                23,795
Net loss for the year                      --            --          --     (158,193)         (158,193)
                                  --------------------------------------------------------------------
Balance, May 31, 1994              13,029,125     8,554,116          --     (944,295)        7,609,821

Issuance of common
  shares for cash                     648,900       182,866          --           --           182,866
Net loss for the year                      --            --          --     (219,576)         (219,576)
                                  --------------------------------------------------------------------
Balance, May 31, 1995              13,678,025     8,736,982          --   (1,163,871)        7,573,111

Issuance of common
  shares for cash                   2,349,160     2,023,268          --           --         2,023,268
Issuance of common
  shares for debt                     506,215       662,282          --           --           662,282
Issuance of 5,500,000
  special warrants                         --     9,453,437          --           --         9,453,437
Special warrants issue
  cost                                     --            --          --     (100,726)         (100,726)
Net loss for the year                      --            --          --     (426,380)         (426,380)
                                  --------------------------------------------------------------------
Balance, May 31, 1996              16,533,400    20,875,969          --   (1,690,977)       19,184,992

Issuance of common
  shares for cash                      18,000        10,060                       --                --
                                                                                                10,060
Issuance of common
  shares for special
  warrants                          5,500,000            --                       --                --
Special warrants issue
  cost                                     --            --          --     (123,806)         (123,806)
Net loss for the period                    --            --          --     (348,948)         (348,948)
                                  --------------------------------------------------------------------
Balance, December 31, 1996         22,051,400    20,886,029          --   (2,163,731)       18,722,298

                                          GOLDEN QUEEN MINING CO. LTD.
                                         (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                 (U.S. DOLLARS)

                                                  (UNAUDITED)

                                                                                   Deficit
 From the Date of Inception                                        Receivable     Accumulated
   (November 21, 1985)                                              From Sale     During the          Total
         through                       Common                       Of Special    Development     Shareholders'
      June 30, 1999                    Shares         Amount         Warrants        Stage            Equity
---------------------------------------------------------------------------------------------------------------
Issuance of common
  shares for cash                       157,000        157,050             --              --         157,050
Issuance of 3,500,000
  special warrants                           --      5,287,315             --              --       5,287,315
Issuance of common
  shares for special warrants         3,500,000             --             --              --              --
Options to non-
  employee directors                         --         70,200             --              --          70,200
Special warrants issue cost                  --             --             --        (163,313)       (163,313)
Net loss for the year                        --             --             --      (1,047,869)     (1,047,869)
                                   --------------------------------------------------------------------------
Balance, December 31, 1997           25,708,400     26,400,594             --      (3,374,913)     23,025,681

Issuance of common
  shares upon exercise
  of warrants                         1,834,300        857,283             --              --         857,283
Issuance of common
  shares through
  conversion of debt                  2,017,941      1,000,000             --              --       1,000,000
Share issuance cost                          --             --             --          (6,060)         (6,060)
Issuance of common
  shares for cash                     5,236,000      2,439,753             --              --       2,439,753
Options and re-priced
  options to non-
  employee directors                         --        107,444             --              --         107,444
Net loss for the year                        --             --             --        (971,595)       (971,595)
                                   --------------------------------------------------------------------------
Balance, December 31, 1998           34,796,641     30,805,074             --      (4,352,568)     26,452,506

Options to non-
  employee directors                         --         12,469             --              --          12,469
Issuance of 13,250,000
  special warrants (Note 3)                  --      3,350,915     (1,340,366)             --       2,010,549
Special warrants issue cost                  --             --             --        (109,726)       (109,726)
Net loss for the period                      --             --             --        (335,511)       (335,511)
                                   --------------------------------------------------------------------------
Balance, June 30, 1999               34,796,641   $ 34,168,458   $ (1,340,366)   $ (4,797,805)   $ 28,030,287
                                   ==========================================================================

                              GOLDEN QUEEN MINING CO. LTD.
                              (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED STATEMENTS OF CASH FLOW
                                     (U.S. DOLLARS)

                                       (UNAUDITED)


                    Increase (Decrease) in Cash and Cash Equivalents

                                                                     Cumulative Amounts
                                                                       From Date of
                                   Six Month Period Six Month Period Inception (November
                                         Ended           Ended        21, 1985) through
                                     June 30, 1999   June 30, 1998     June 30, 1999
                                   ---------------- ---------------- -------------------
Operating activities:
Net loss                             $   (335,511)   $   (493,250)      $ (4,276,014)
Adjustments to reconcile net
  loss to cash used in operating
  activities:
  Abandoned mineral properties                 --              --            277,251
  Amortization and depreciation            41,420          42,954            237,261
  Loss on disposition of property
   and equipment                            1,216              --             12,155
Options to directors                       12,469          27,434            190,113

Changes in assets and liabilities:
  Receivables                             (20,606)         (1,008)           (33,298)
  Prepaid expenses and other
   current assets                           8,851          22,697            (64,081)
  Accounts payable and accrued
   liabilities                            121,051        (373,586)           252,200
                                     ------------    ------------       ------------

Cash used in operating activities        (171,110)       (774,759)        (3,404,413)
                                     ------------    ------------       ------------

Investment activities:
  Deferred exploration and
   development expenditures              (861,715)       (992,026)       (20,492,990)
  Deposits on mineral properties          (79,126)         (5,434)        (1,000,702)
  Purchase of mineral properties         (270,968)       (194,744)        (4,935,049)
  Purchase of property and
   equipment                               (5,128)         (6,416)        (1,310,946)
  Proceeds from sale of property
   and equipment                               --              --              8,492
                                     ------------    ------------       ------------

Cash used in investment
  activities                           (1,216,937)     (1,198,620)       (27,731,195)
                                     ------------    ------------       ------------

Financing activities:
Borrowing under long-term debt                 --              --          3,766,502
Payment of long-term debt                 (35,085)        (21,945)        (1,129,869)

                                   GOLDEN QUEEN MINING CO. LTD.
                                   (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED STATEMENTS OF CASH FLOW
                                          (U.S. DOLLARS)

                                            (UNAUDITED)


                         Increase (Decrease) in Cash and Cash Equivalents

                                                                                  Cumulative Amounts
                                                                                   From Date of
                                             Six Month Period Six Month Period  Inception (November 21,
                                                  Ended           Ended            1985) through
                                              June 30, 1999    June 30, 1998       June 30 1999
                                             ---------------- ----------------  -----------------------
Issuance of common stock for
  cash                                                   --       2,439,753         13,086,902
Share issuance costs                               (109,726)         (3,519)          (521,791)
Net cash received from issuance
  of special warrants                             2,010,549              --         16,751,301
Issuance of common shares upon
  exercise of warrants                                   --         857,283            857,283
                                               ------------    ------------       ------------
Cash provided by financing
  activities                                      1,865,738       3,271,572         32,810,328
                                               ------------    ------------       ------------

Net change in cash and cash
  equivalents                                       477,691       1,298,193          1,674,720

Cash and cash equivalents,
  beginning balance                               1,197,029       1,127,234                 --
                                               ------------    ------------       ------------

Cash and cash equivalents,
  ending balance                               $  1,674,720    $  2,425,427       $  1,674,720
                                               ============    ============       ============

Supplemental disclosures of cash
  flow information:

Cash paid during period for:
  Interest                                     $     37,166    $     88,967       $    712,343
  Income taxes                                 $         --    $         --       $         --

Non-cash financing and investing activities:
  Exchange of notes for common
   shares                                      $         --    $  1,000,000       $  1,662,282
  Exchange of note for future
   royalty payments                            $         --    $         --       $    150,000
  Shares for mineral property                  $         --    $         --       $    280,211
  Mineral property acquired
   through the issuance of long-
   term debt                                   $         --    $         --       $  1,084,833

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                   (UNAUDITED)


Note 1:  Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 1998 annual report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Note 2:  Other Assets

On April 1, 1995, the Company acquired, through its subsidiary, Golden Queen Mining Company, Inc. (the "Subsidiary"), an option to purchase all of the issued and outstanding shares of a privately held California corporation holding an interest in a previously uncontracted tract of land located near the Soledad site. The option called for an initial non-refundable payment of $100,000 in exchange for access to the property for a period of nine months to evaluate the presence of mineral reserves. At the end of the nine month period, the Company chose to exercise its option to purchase the shares of the corporation by making the initial purchase payment of $250,000. This was followed by a second payment of $500,000 on July 1, 1997. An additional $750,000 was due upon reaching sustained production or July 1, 1999, whichever came first. The Company has no legal obligation to continue making payment and cannot perfect its rights as a shareholder of the corporation until full payment under the option is made. Upon commencement of commercial production, the Company will pay a royalty of 1% of gross smelter returns for a period of up to 60 years, not to exceed $60,000,000. In June 1999, the Subsidiary and Karma Wegmann Corporation shareholders signed an amendment to the original stock purchase agreement. The amendment provides that if the full purchase price of $1,600,000 was not made on or before July 1, 1999, all rights of the Subsidiary to purchase the stock would terminate unless the Subsidiary paid $75,000, which would extend the termination date to July 1, 2000. If on or before July 1, 2000, the Subsidiary pays an additional $75,000, the termination date will be extended to July 1, 2001. These additional payments do not apply to the balance of the $1,600,000 purchase price. In addition, the amendment provides for the payment of the balance of the purchase price upon the earlier of a determination of sustained production or the termination date, which may be extended to July 1, 2000 or July 1, 2001. On June 30, 1999, the Subsidiary made the required payment to extend the termination date to July 1, 2000.

Note 3:  Share Capital

On January 19, 1999, additional stock options to purchase up to 75,000 shares were granted to a non-employee director. The options are exercisable at the price of C$0.50 per share and expire on January 19, 2004.

On March 15, 1999, in connection with a private placement the Company issued 13,250,000 special warrants, exchangeable into common shares of the Company at no additional cost at C$0.40 per warrant for gross proceeds of approximately $3,472,500 (C$5,300,000). At closing, the Company paid agent fees of approximately $121,730 (C$185,500) and issued to the agent an option exercisable for broker warrants to purchase up to an aggregate of 463,750 common shares at a conversion price of C$0.60 for a two year period following the closing. The Company received approximately $670,183 (C$1,022,900) on March 15, 1999 and the remaining funds totaling $2,680,732 (C$4,091,600) were placed in escrow. One-half of the escrowed funds were released to the Company upon shareholder approval at the May 5, 1999 Annual and Extraordinary General Meeting and the remaining escrowed funds were released to the Company on July 13, 1999 when receipts for a final prospectus related to the offering were obtained from relevant Canadian securities regulatory authorities. On July 20, 1999, an aggregate of 13,250,000 Common Shares were issued on the exercise of the special warrants.






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

THE LIKELIHOOD OF CONTINUED LOSSES FROM OPERATIONS. The Company has no revenue from mining operations and has incurred losses from inception through June 30, 1999 of approximately $4,276,000. It is anticipated that additional financing will be required in the first half of 2000 for continued operations. This trend is expected to continue for at least the next two years and is expected to reverse only if, as and when gold is produced from the Soledad Mountain Project.

THE NEED FOR SIGNIFICANT ADDITIONAL FINANCING. The Company anticipates that it will need approximately $77,600,000 in additional financing to put the Soledad Mountain Project into production; an anticipated $66,300,000 will be used for capital expenditures with an estimated thirteen-month construction period and $11,300,000 will be used as working capital and for start-up expenditures. The Company expects to finance development from additional sales of common stock, from bank or other borrowings or, alternatively, through joint development with another mining company. However, it has no commitment for bank financing or for the underwriting of additional stock, and it is not a party to any agreement or arrangement providing for joint development. Whether and to what extent financing can be obtained will depend on a number of factors, not the least of which is the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of June 30, 1999, world gold prices were approximately $263 per ounce, a reduction of approximately 12% from prices a year ago. If gold prices do not strengthen, it may not be economical for the Company to put the Soledad Mountain Project into production.

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

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998.
------------------------------------------------------------------------------

General and administrative expenses decreased to $136,000 for the three months ended June 30, 1999, from $265,000 for the three-month period ended June 30, 1998. The decrease is primarily due to lower consulting fees, reporting expenditures and foreign exchange gains.

Interest income was approximately $26,000 for the three months ended June 30, 1999, and $15,000 for the three-month period ended June 30, 1998 resulting from a higher balance of invested funds. As a result of the foregoing factors, the Company incurred a net loss of $108,000 for the three months ended June 30, 1999, versus a net loss of $254,000 for the three-month period ended June 30, 1998.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998
-------------------------------------------------------------------------

General and administrative expenses decreased to $368,000 for the three months ended June 30, 1999, from $489,000 for the three-month period ended June 30, 1998. The decrease is primarily due to lower expenditures for consulting fees, reporting expenses and foreign exchange gains.

No interest expense was recognized for the six months ended June 30, 1999 compared to interest expense of $21,000 for the six-month period ended June 30, 1998, as a result of the conversion of convertible debentures into common shares in March 1998. Interest incurred on debt relating to the Company's investment in the Soledad Mountain Project is capitalized as part of mineral properties.

Interest income was approximately $35,000 for the six months ended June 30, 1999, and $24,000 for the six-month period ended June 30, 1998. As a result of the foregoing factors, the Company incurred a net loss of $336,000 for the six months ended June 30, 1999, versus a net loss of $493,000 for the six-month period ended June 30, 1998.

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

The Company has had no reported revenues from operations since inception, and is in the exploration or development stage. During the period from inception through June 30, 1999, the Company used $3,404,000 in operating activities, primarily as the result of cumulative losses of $4,276,000 for the same period. During the same period, the Company used $27,731,000 in investing activities; these consisted of $26,429,000 in expenditures related to the Soledad Mountain Project and fixed asset purchases of $1,311,000. These operating and investing activities were financed by net borrowings of $2,637,000 under various long-term debt arrangements, and from the sale of $29,316,000 of equity securities.

At June 30, 1999, the Company held $1,674,700 in cash and cash equivalents and a receivable in the amount of $1,340,366 from the sale of special warrants in March 1999. As is discussed below under the heading "Plan of Operations", significant additional funds will be needed to put the Soledad Mountain Project into production. These funds are expected to come from additional sales of common stock and from bank or other borrowings. Alternatively, the Company may decide to enter into a joint development or other similar arrangement with another mining company to develop the project. The Company does not have a commitment for bank financing or for the underwriting of additional shares of its common stock, and is not a party to any agreement or arrangement providing for the joint development of the Soledad Mountain Project. Whether and to what extent additional or alternative financing options are pursued by the Company will depend on a number of important factors, including the results of further development activities at the Soledad Mountain Project, management's assessment of the financial markets, the overall capital requirements for development of the project, and the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of June 30, 1999, world gold prices were approximately $263 per ounce, a reduction of approximately 12% from prices a year ago, and a reduction of approximately 21% from prices two years ago. The project may not be economical at current world gold prices and may not be economical until prices strengthen.


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

The initial capital costs of bringing the project into production are estimated to be $77,600,000; these include costs associated with the purchase of all necessary facilities and equipment, construction costs, start-up costs, working capital and contingency costs over a projected thirteen-month construction period. The Company presently cannot secure the financing needed to bring the project into production, and will not be able to do so unless gold prices and the conditions in the gold equity markets improve. Based on current project cost information, the Company believes world gold prices would have to achieve sustained levels of $325 per ounce or better before such financing could be obtained. The Company believes it is well positioned to obtain this financing when market conditions improve.

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

Phase 1 of the work program, consisting of approximately 12,000 meters of drilling, is expected to be completed and the results available in September 1999. In light of present market conditions, the Company intends to delay the commencement of the second phase of the program until there is a significant and sustained improvement in gold prices. In the interim, a resource and reserve audit will be completed and the Company's feasibility study will be updated internally to advance the status of the Project. The Company will also complete a materials testing program to continue its assessment of the potential for the development of a by-product aggregates business at the Project. Given current gold prices, there can be no assurance that the Company will be able to raise further development funds and consequently may be required to delay the development activities on the Project indefinitely.

To reduce costs and consolidate administrative functions, the head office of the Company will be relocated from Spokane, Washington to the project site in Mojave, California effective September 1. The Company will continue to seek to maximize shareholder value by conserving cash while maintaining its interest in the Project for development under improved market conditions. To achieve this objective, the Company will continue to review various potential alternatives, including mergers or strategic alliances and reduced staffing levels.


PERMITTING.

All permitting requirements for the Soledad Mountain Project were completed in late 1997. Pending the procurement of project financing, the Company can commence construction of surface infrastructure and processing facilities, and, following that, can begin commercial production of gold and silver from the project.


YEAR 2000.

The "Year 2000" issue is the result of computer systems that were programmed in prior years using a two digit representation for the year. Consequently, in the Year 2000, date sensitive computer programs may interpret the date "00" as 1900 rather than 2000 causing varied and uncertain results. The Company is in the process of reviewing its business and processing systems and believes that the majority of its systems are already year 2000 compliant. At this time, the internal exposure of the Company to the year 2000 problem, due to the nature of its development stage activities is limited to the use of computers for accounting, computer aided design, and general office and clerical applications. As of June 30, 1999, the Company has incurred less than $5,000 of costs related to year 2000 issues. Management believes that the cost of completing its investigation and remediation activities in regard to the year 2000 issue will not exceed $25,000.

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

                                     PART II



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual General and Extraordinary Meeting of the holders of Common Shares of the Company held on May 5, 1999, the shareholders voted on the following matters:

1. ELECTION OF DIRECTORS. The following nominees were elected as directors to serve until the next annual general meeting of the shareholders:

         Steven W. Banning

              For:  8,090,657
              Against or Withheld:  1,300
              Brokers' Abstention of Non-Votes:  6,801

         Gordon Gutrath

              For:  8,089,657
              Against or Withheld:  2,300
              Brokers' Abstention of Non-Votes:  6,801

         Jerrold W. Schramm

              For:  8,090,657
              Against or Withheld:  1,300
              Brokers' Abstention of Non-Votes:  6,801

         Chester Shynkaryk

              For:  8,089,657
              Against or Withheld:  2,300
              Brokers' Abstention of Non-Votes:  6,801

         Edward G. Thompson

              For:  8,089,657
              Against or Withheld:  2,300
              Brokers' Abstention of Non-Votes:  6,801

2. APPOINTMENT OF AUDITORS. The shareholders approved the reappointment of BDO Dunwoody as auditor of the Company until the next annual general shareholder meeting and authorized the directors to fix the remuneration to be paid the auditors.

              For:  8,074,073
              Against or Withheld:  2,583
              Brokers' Abstention or Non-Votes:  22,102

3. APPROVAL OF PRIVATE PLACEMENT OF SPECIAL WARRANTS AND ISSUANCE OF BROKER WARRANTS: The shareholders approved a private placement involving the issuance and sale of an aggregate of 13,250,000 special warrants, each exercisable for one Common Share of the Company, and the issuance of warrants to purchase up to 463,750 Common Shares of the Company to the Agent, Dundee Securities Corporation.

              For:  6,317,176
              Against or Withheld:  55,656
              Brokers' Abstention or Non-Votes:  58,700

4. ADVANCE SHAREHOLDER APPROVAL OF THE ISSUANCE OF A NUMBER OF SHARES BY PRIVATE PLACEMENT THAT EXCEED 25% OF THE COMPANY'S ISSUED SHARE CAPITAL. The shareholders approved the future issuance by the Company of up to 2,000,000 Common Shares on a private placement basis in payment of certain required land payments relating to the Company's Soledad Mountain Project.

              For:  4,275,118
              Against or Withheld:  32,902
              Brokers' Abstention or Non-Votes:  30,900

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS. A financial data schedule is filed as exhibit no. 27 to this report. No other exhibits are filed as part of this report.

FORM 8-K REPORTS. The Company filed no reports on Form 8-K during the second quarter of 1999.





          [The balance of this page has been intentionally left blank.]

                                   SIGNATURES


In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            Golden Queen Mining Co. Ltd.

                                            By: /s/ BERNARD F. GOODSON
                                                --------------------------------
                                                    Bernard F. Goodson, its Vice
                                                    President of Administration
                                                    and Controller