Form 10QSB
period 1999-09-30
GOLDEN QUEEN MINING CO LTD
filed 1999-11-12
CIK 1025362

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1999
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
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

                               11847 Gempen Street
                            Mojave, California 93501
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (661) 824-1054

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:
                         Common Stock, without par value

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the issuer's common stock at September 30, 1999 was 48,046,641 shares.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                          GOLDEN QUEEN MINING CO. LTD.
                QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1999


                                TABLE OF CONTENTS




PART I:  Financial Information                                            Page

     Item 1:  Consolidated Financial Statements ........................... 1
     Item 2:  Management's Discussion and Analysis or Plan of Operations ..12


Part II:  Other Information

     Item 5:  Other Information ...........................................15
     Item 6:  Exhibits and Reports on Form 8-K ............................15

SIGNATURES ................................................................16

EXHIBIT NO. 27 ............................................................17

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

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                 (U.S. DOLLARS)


                                                 September 30, 1999 December 31, 1998
                                                    (unaudited)         (audited)
                                                 ------------------ -----------------
Assets
  Current assets:
   Cash and cash equivalents                         $  1,836,615    $  1,197,029
   Receivables                                             29,268          12,692
   Prepaid expenses and other current assets               78,229          72,942
                                                     ------------    ------------

   Total current assets                                 1,944,112       1,282,663

   Property and equipment, net                          1,032,362       1,090,536
   Mineral properties                                  26,067,347      24,148,316
   Other assets (Note 2)                                1,008,202         921,576
                                                     ------------    ------------

                                                     $ 30,052,023    $ 27,443,091
                                                     ============    ============

Liabilities and Shareholders' Equity

  Current liabilities:
   Accounts payable                                  $     38,207    $     87,201
   Accrued liabilities                                     38,051          43,948
   Current maturities of long-term debt                    54,975          51,686
                                                     ------------    ------------

  Total current liabilities                               131,233         182,835

  Long-term debt, less current maturities                 759,572         807,750
                                                     ------------    ------------

  Total liabilities                                       890,805         990,585
                                                     ------------    ------------

  Commitments and contingencies

Shareholders' equity:
  Preferred shares, no par, 3,000,000 shares
   authorized; no shares outstanding                           --              --
  Common shares, no par, 100,000,000 shares
   authorized; 48,046,641 shares issued and
   outstanding (Note 3)                                34,168,458      30,805,074
  Deficit accumulated during the development stage     (5,007,240)     (4,352,568)
                                                     ------------    ------------

  Total shareholders' equity                           29,161,218      26,452,506
                                                     ------------    ------------

                                                     $ 30,052,023    $ 27,443,091
                                                     ============    ============

                                   GOLDEN QUEEN MINING CO. LTD.
                                   (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED STATEMENTS OF LOSS
                                          (U.S. DOLLARS)

                                            (UNAUDITED)


                                                                                     Cumulative
                                                                                    Amounts From
                                                                                      Date of
                                                                                     Inception
                          Three Month    Three Month   Nine Month     Nine Month    (November 21,
                         Period Ended   Period Ended  Period Ended   Period Ended   1985) through
                         September 30,  September 30, September 30,  September 30,  September 30,
                             1999           1998          1999           1998           1999
-------------------------------------------------------------------------------------------------
General and
administrative expense   $   191,812    $   170,258    $   559,423    $   705,777    $ 4,798,285
Interest expense                  --             --             --         20,583        323,485
Interest income              (45,022)       (29,202)       (80,210)       (52,660)    (1,020,580)
Other expense
(income), net                  6,338         10,241          9,423         17,673         50,698
Abandoned mineral
properties                        --             --             --             --        277,251
                         -----------    -----------    -----------    -----------    -----------
Net loss                 $  (153,128)   $  (151,297)   $  (488,636)      (691,373)   $(4,429,139)
                         ===========    ===========    ===========    ===========    ===========

Net loss per share       $     (0.00)   $     (0.01)         (0.01)         (0.02)
                         ===========    ===========    ===========    ===========

Weighted average
shares outstanding        45,310,228     34,796,641     38,339,681     31,297,104
                         ===========    ===========    ===========    ===========

                               GOLDEN QUEEN MINING CO. LTD.
                               (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                      (U.S. DOLLARS)

                                        (UNAUDITED)

                                                                  Deficit
From the Date of Inception                                      Accumulated
   (November 21, 1985)                                           During the       Total
        through                        Common                   Development   Shareholders'
   September 30, 1999                  Shares        Amount        Stage         Equity
-------------------------------------------------------------------------------------------
November 21, 1985
Issuance of common
  shares for cash                     1,425,001   $   141,313   $        --    $   141,313
Net loss for the year                        --            --       (15,032)       (15,032)
                                    ------------------------------------------------------
Balance, May 31, 1986                 1,425,001       141,313       (15,032)       126,281

Issuance of common
  shares for cash                       550,000       256,971            --        256,971
Issuance of common
  shares for mineral property            25,000        13,742            --         13,742
Net loss for the year                        --            --       (58,907)       (58,907)
                                    ------------------------------------------------------
Balance, May 31, 1987                 2,000,001       412,026       (73,939)       338,087

Issuance of common
  shares for cash                     1,858,748     1,753,413            --      1,753,413
Net income for the year                      --            --        38,739         38,739
                                    ------------------------------------------------------
Balance, May 31, 1988                 3,858,749     2,165,439       (35,200)     2,130,239

Issuance of common
  shares for cash                     1,328,750     1,814,133            --      1,814,133
Issuance of common
  shares for mineral property           100,000       227,819            --        227,819
Net loss for the year                        --            --      (202,160)      (202,160)
                                    ------------------------------------------------------
Balance, May 31, 1989                 5,287,499     4,207,391      (237,360)     3,970,031

Issuance of common
  shares for cash                     1,769,767     2,771,815            --      2,771,815
Issuance of common
  shares for mineral property             8,875        14,855            --         14,855
Net loss for the year                        --            --      (115,966)      (115,966)
                                    ------------------------------------------------------
Balance, May 31, 1990                 7,066,141     6,994,061      (353,326)     6,640,735

Net income for the year                      --            --        28,706         28,706
                                    ------------------------------------------------------
Balance, May 31, 1991                 7,066,141     6,994,061      (324,620)     6,669,441

Net loss for the year                        --            --      (157,931)      (157,931)
                                    ------------------------------------------------------
Balance, May 31, 1992                 7,066,141     6,994,061      (482,551)     6,511,510

                                GOLDEN QUEEN MINING CO. LTD.
                                (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                       (U.S. DOLLARS)

                                         (UNAUDITED)


                                                                    Deficit
From the Date of Inception                                        Accumulated
  (November 21, 1985)                                             During the      Total
        through                       Common                      Development  Shareholders'
  September 30, 1999                  Shares         Amount          Stage        Equity
--------------------------------------------------------------------------------------------
Net loss for the year                        --            --      (285,391)      (285,391)
                                   -------------------------------------------------------
Balance, May 31, 1993                 7,066,141     6,994,061      (767,942)     6,226,119

Issuance of common
  shares for cash                     5,834,491     1,536,260            --      1,536,260
Share issue costs                            --            --       (18,160)       (18,160)
Issuance of common
  shares for mineral property           128,493        23,795            --         23,795
Net loss for the year                        --            --      (158,193)      (158,193)
                                   -------------------------------------------------------
Balance, May 31, 1994                13,029,125     8,554,116      (944,295)     7,609,821

Issuance of common
  shares for cash                       648,900       182,866            --        182,866
Net loss for the year                        --            --      (219,576)      (219,576)
                                   -------------------------------------------------------
Balance, May 31, 1995                13,678,025     8,736,982    (1,163,871)     7,573,111

Issuance of common
  shares for cash                     2,349,160     2,023,268            --      2,023,268
Issuance of common
  shares for debt                       506,215       662,282            --        662,282
Issuance of 5,500,000
  special warrants                           --     9,453,437            --      9,453,437
Special warrants issue
  cost                                       --            --      (100,726)      (100,726)
Net loss for the year                        --            --      (426,380)      (426,380)
                                   -------------------------------------------------------
Balance, May 31, 1996                16,533,400    20,875,969    (1,690,977)    19,184,992

Issuance of common
  shares for cash                        18,000        10,060            --         10,060
Issuance of common
  shares for special
  warrants                            5,500,000            --            --             --
Special warrants issue
  cost                                       --            --      (123,806)      (123,806)
Net loss for the period                      --            --      (348,948)      (348,948)
                                   -------------------------------------------------------
Balance, December 31, 1996           22,051,400    20,886,029    (2,163,731)    18,722,298

                                GOLDEN QUEEN MINING CO. LTD.
                                (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                       (U.S. DOLLARS)

                                         (UNAUDITED)

                                                                   Deficit
From the Date of Inception                                       Accumulated
   (November 21, 1985)                                           During the        Total
         through                     Common                      Development    Shareholders'
    September 30, 1999               Shares         Amount          Stage          Equity
---------------------------------------------------------------------------------------------
Issuance of common
  shares for cash                     157,000        157,050             --         157,050
Issuance of 3,500,000
  special warrants                         --      5,287,315             --       5,287,315
Issuance of common
  shares for special warrants       3,500,000             --             --              --
Options to non-
  employee directors                       --         70,200             --          70,200
Special warrants issue cost                --             --       (163,313)       (163,313)
Net loss for the year                      --             --     (1,047,869)     (1,047,869)
                                 ----------------------------------------------------------
Balance, December 31, 1997         25,708,400     26,400,594     (3,374,913)     23,025,681

Issuance of common
  shares upon exercise
  of warrants                       1,834,300        857,283             --         857,283
Issuance of common
  shares through
  conversion of debt                2,017,941      1,000,000             --       1,000,000
Share issuance cost                        --             --         (6,060)         (6,060)
Issuance of common
  shares for cash                   5,236,000      2,439,753             --       2,439,753
Options and re-priced
  options to non-
  employee directors                       --        107,444             --         107,444
Net loss for the year                      --             --       (971,595)       (971,595)
                                 ----------------------------------------------------------
Balance, December 31, 1998         34,796,641     30,805,074     (4,352,568)     26,452,506

Options to non-
  employee directors                       --         12,469             --          12,469
Issuance of 13,250,000
  special warrants (Note 3)                --      3,350,915             --       3,350,915
Issuance of common shares
  for special warrants             13,250,000             --             --              --
Special warrants issue cost                --             --       (166,036)       (166,036)
Net loss for the period                    --             --       (488,636)       (488,636)
                                 ----------------------------------------------------------
Balance, September 30, 1999        48,046,641   $ 34,168,458   $ (5,007,240)   $ 29,161,218
                                 ==========================================================

                                GOLDEN QUEEN MINING CO. LTD.
                                (A DEVELOPMENT STAGE COMPANY)
                            CONSOLIDATED STATEMENTS OF CASH FLOW
                                       (U.S. DOLLARS)

                                         (UNAUDITED)


                      Increase (Decrease) in Cash and Cash Equivalents

                                                                          Cumulative Amounts
                                                                            From Date of
                                  Nine Month Period   Nine Month Period   Inception (November
                                       Ended               Ended           21, 1985) through
                                  September 30, 1999  September 30, 1998  September 30, 1999
                                  ------------------  ------------------  -------------------
Operating activities:
Net loss                             $   (488,636)       $   (691,373)        $ (4,429,139)
Adjustments to reconcile net
  loss to cash used in operating
  activities:
  Abandoned mineral properties                 --                  --              277,251
  Amortization and depreciation            62,120              64,632              257,961
  Loss on disposition of property
   and equipment                            1,216                  --               12,165
Options to directors                       12,469              27,434              190,113

Changes in assets and liabilities:
  Receivables                             (16,576)              7,548              (29,268)
  Prepaid expenses and other
   current assets                          (5,287)              8,581              (78,229)
  Accounts payable and accrued
   liabilities                            (54,891)           (348,421)              76,258
                                     ------------        ------------         ------------

Cash used in operating activities        (489,585)           (931,599)          (3,722,888)
                                     ------------        ------------         ------------

Investment activities:
  Deferred exploration and
   development expenditures            (1,588,177)         (1,413,917)         (21,219,452)
  Deposits on mineral properties          (86,626)            (14,805)          (1,008,202)
  Purchase of mineral properties         (330,854)           (223,326)          (4,994,935)
  Purchase of property and
   equipment                               (5,162)             (6,416)          (1,310,980)
  Proceeds from sale of property
   and equipment                               --                  --                8,492
                                     ------------        ------------         ------------

Cash used in investment
  activities                           (2,010,819)         (1,658,464)         (28,525,077)
                                     ------------        ------------         ------------

Financing activities:
Borrowing under long-term debt                 --                  --            3,766,502
Payment of long-term debt                 (44,889)            (33,343)          (1,139,673)

                                         GOLDEN QUEEN MINING CO. LTD.
                                         (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                                (U.S. DOLLARS)

                                                  (UNAUDITED)


                               Increase (Decrease) in Cash and Cash Equivalents

                                                                                           Cumulative Amounts
                                                                                              From Date of
                                                  Nine Month Period   Nine Month Period    Inception (November
                                                        Ended              Ended            21, 1985) through
                                                  September 30, 1999  September 30, 1998   September 30, 1999
                                                  ------------------  ------------------   -------------------
Issuance of common stock for
  cash                                                         --           2,439,753           13,086,902
Share issuance costs                                     (166,036)             (6,141)            (578,101)
Net cash received from issuance
  of special warrants                                   3,350,915                  --           18,091,667
Issuance of common shares upon
  exercise of warrants                                         --             857,283              857,283
                                                     ------------        ------------         ------------
Cash provided by financing
  activities                                            3,139,990           3,257,552           34,084,580
                                                     ------------        ------------         ------------

Net change in cash and cash
  equivalents                                             639,586             667,489            1,836,615

Cash and cash equivalents,
  beginning balance                                     1,197,029           1,127,234                   --
                                                     ------------        ------------         ------------

Cash and cash equivalents,
  ending balance                                     $  1,836,615        $  1,794,723         $  1,836,615
                                                     ============        ============         ============

Supplemental disclosures of cash flow information:

Cash paid during period for:
  Interest                                           $     56,986        $    111,692         $    732,163
  Income taxes                                       $         --        $         --         $         --

Non-cash financing and investing activities:
  Exchange of notes for common
   shares                                            $         --        $  1,000,000         $  1,662,282
  Exchange of note for future
   royalty payments                                  $         --        $         --         $    150,000
  Shares for mineral property                        $         --        $         --         $    280,211
  Mineral property acquired
   through the issuance of long-
   term debt                                         $         --        $         --         $  1,084,833

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                   (UNAUDITED)


Note 1:  Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 1998 annual report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

Note 4:  Subsequent Event

On October 14, 1999, stock options to purchase up to a total of 250,000 Common Shares were granted to three non-employee directors of the Company. The options are exercisable at the price of C$0.60 per share and expire on October 14, 2004.




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

THE LIKELIHOOD OF CONTINUED LOSSES FROM OPERATIONS. The Company has no revenue from mining operations and has incurred losses from inception through September 30, 1999 of approximately $4,429,000. It is anticipated that additional financing will be required in the first half of 2000 for continued operations. This trend is expected to continue for at least the next two years and is expected to reverse only if, as and when gold is produced from the Soledad Mountain Project.

THE NEED FOR SIGNIFICANT ADDITIONAL FINANCING. The Company anticipates that it will need approximately $77,600,000 in additional financing to put the Soledad Mountain Project into production; an anticipated $66,300,000 will be used for capital expenditures with an estimated thirteen-month construction period and $11,300,000 will be used as working capital and for start-up expenditures. The Company expects to finance development from additional sales of common stock, from bank or other borrowings or, alternatively, through joint development with another mining company. However, it has no commitment for bank financing or for the underwriting of additional stock, and it is not a party to any agreement or arrangement providing for joint development. Whether and to what extent financing can be obtained will depend on a number of factors, not the least of which is the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of September 30, 1999, world gold prices were approximately $298 per ounce, an increase of approximately 1% from prices a year ago. If gold prices do not strengthen, it may not be economical for the Company to put the Soledad Mountain Project into production.

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

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998.

General and administrative expenses increased to $192,000 for the three months ended September 30, 1999, from $170,000 for the three-month period ended September 30, 1998. The increase is primarily due to severance costs offset by foreign exchange gains.

Interest income was approximately $45,000 for the three months ended September 30, 1999, and $29,000 for the three-month period ended September 30, 1998 resulting from a higher balance of invested funds. As a result of the foregoing factors, the Company incurred a net loss of $153,000 for the three months ended September 30, 1999, versus a net loss of $151,000 for the three-month period ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

General and administrative expenses decreased to $559,000 for the nine months ended September 30, 1999, from $706,000 for the nine-month period ended September 30, 1998. The decrease is primarily due to lower expenditures for consulting fees, reporting expenses and foreign exchange gains.

No interest expense was recognized for the nine months ended September 30, 1999 compared to interest expense of $21,000 for the nine-month period ended September 30, 1998, as a result of the conversion of convertible debentures into common shares in March 1998. Interest incurred on debt relating to the Company's investment in the Soledad Mountain Project is capitalized as part of mineral properties.

Interest income was approximately $80,000 for the nine months ended September 30, 1999, and $53,000 for the nine-month period ended September 30, 1998. As a result of the foregoing factors, the Company incurred a net loss of $489,000 for the nine months ended September 30, 1999, versus a net loss of $691,000 for the nine-month period ended September 30, 1998.

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

The Company has had no reported revenues from operations since inception, and is in the exploration or development stage. During the period from inception through September 30, 1999, the Company used $3,723,000 in operating activities, primarily as the result of cumulative losses of $4,429,000 for the same period.

During the same period, the Company used $28,525,000 in investing activities; these consisted of $27,223,000 in expenditures related to the Soledad Mountain Project and fixed asset purchases of $1,311,000. These operating and investing activities were financed by net borrowings of $2,627,000 under various long-term debt arrangements, and from the sale of $31,450,000 of equity securities.

At September 30, 1999, the Company held $1,837,000 in cash and cash equivalents. As is discussed below under the heading "Plan of Operations", significant additional funds will be needed to put the Soledad Mountain Project into production. These funds are expected to come from additional sales of common stock and from bank or other borrowings. Alternatively, the Company may decide to enter into a joint development or other similar arrangement with another mining company to develop the project. The Company does not have a commitment for bank financing or for the underwriting of additional shares of its common stock, and is not a party to any agreement or arrangement providing for the joint development of the Soledad Mountain Project. Whether and to what extent additional or alternative financing options are pursued by the Company will depend on a number of important factors, including the results of further development activities at the Soledad Mountain Project, management's assessment of the financial markets, the overall capital requirements for development of the project, and the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of September 30, 1999, world gold prices were approximately $298 per ounce, an increase of approximately 1% from prices a year ago, and a reduction of approximately 11% from prices two years ago. The project may not be economical at current world gold prices and may not be economical until prices strengthen.


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

Phase 1 of this year's work program, consisting of approximately 10,000 meters of drilling, is expected to be completed and the results available by the end of the year. In light of present market conditions, the Company intends to delay the commencement of the second phase of the program until there is a significant and sustained improvement in gold prices. In the interim, a resource and reserve audit will be completed and the Company's feasibility study will be updated internally to advance the status of the Project. The Company will also complete a materials testing program to continue its assessment of the potential for the development of a by-product aggregates business at the Project. Given current gold prices, there can be no assurance that the Company will be able to raise further development funds and consequently may be required to delay the development activities on the Project indefinitely.

To reduce costs and consolidate administrative functions, the head office of the Company was relocated from Spokane, Washington to the project site in Mojave, California effective September 1. The Company will continue to seek to maximize shareholder value by conserving cash while maintaining its interest in the Project for development under improved market conditions. To achieve this objective, the Company will continue to review various potential alternatives, including mergers or strategic alliances and reduced staffing levels.


PERMITTING.

All permitting requirements for the Soledad Mountain Project were completed in late 1997. Pending the procurement of project financing, the Company can commence construction of surface infrastructure and processing facilities, and, following that, can begin commercial production of gold and silver from the project.


YEAR 2000.

The "Year 2000" issue is the result of computer systems that were programmed in prior years using a two digit representation for the year. Consequently, in the Year 2000, date sensitive computer programs may interpret the date "00" as 1900 rather than 2000 causing varied and uncertain results. The Company is in the process of reviewing its business and processing systems and believes that the majority of its systems are already year 2000 compliant. At this time, the internal exposure of the Company to the year 2000 problem, due to the nature of its development stage activities is limited to the use of computers for accounting, computer aided design, and general office and clerical applications. As of September 30, 1999, the Company has incurred less than $5,000 of costs related to year 2000 issues. Management believes that the cost of completing its investigation and remediation activities in regard to the year 2000 issue will not exceed $25,000.

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

                                     PART II


ITEM 5.  OTHER INFORMATION.

Subsequent to September 30, 1999, on October 14, 1999, additional stock options to purchase up to a total of 250,000 shares of common stock were granted to three non-employee directors of the Company. The options are exercisable at the price of C$0.60 per share and expire on October 14, 2004.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS. A financial data schedule is filed as exhibit no. 27 to this report. No other exhibits are filed as part of this report.

FORM 8-K REPORTS. The Company filed no reports on Form 8-K during the third quarter of 1999.




          [The balance of this page has been intentionally left blank.]

                                   SIGNATURES


In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             Golden Queen Mining Co. Ltd.

                                              By: /s/ STEVEN W. BANNING
                                                  ---------------------------
                                                      Steven W. Banning, its
                                                      President and
                                                      Chief Executive Officer