Form 10KSB
period 1999-12-31
GOLDEN QUEEN MINING CO LTD
filed 2000-03-29
CIK 1025362

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


                          GOLDEN QUEEN MINING CO. LTD.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

Province of British Columbia              0-21777              Not Applicable
----------------------------            -----------          -------------------
(State or other jurisdiction            (Commission            (IRS Employer
     of incorporation)                  File Number)         Identification No.)

                               11847 Gempen Street
                            Mojave, California 93501
                    ----------------------------------------
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (661) 824-1054

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:
                         Common Stock without par value

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $102,234 in interest income. The aggregate market value of the voting stock held by non-affiliates at March 7, 2000 was $11,069,137. The number of shares of common stock outstanding at such date was 48,046,641.

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                          GOLDEN QUEEN MINING CO. LTD.
                    ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR
                             ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

SAFE HARBOR STATEMENT

GLOSSARY

                                                                           Page

PART I

      Item 1:   Description of Business....................................   1
      Item 2:   Description of Property....................................  10
      Item 3:   Legal Proceedings..........................................  13
      Item 4:   Submission of Matters to a Vote of Security Holders........  13


PART II

      Item 5:   Market for Common Equity and Related Stockholder Matters...  13
      Item 6:   Management's Discussion and Analysis or Plan of Operation..  14
      Item 7:   Financial Statements.......................................  17
      Item 8:   Changes in and Disagreements with Accountants and
                Financial Disclosure ......................................  17


PART III

      Item 9: Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.. 18
      Item 10:  Executive Compensation...................................... 19
      Item 11:  Security Ownership of Certain Beneficial Owners and
                Management ................................................. 23
      Item 12:  Certain Relationships and Related Transactions.............. 24
      Item 13:  Exhibits and Reports on Form 8-K............................ 25


SIGNATURES

EXHIBIT No. 27

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

THE LIKELIHOOD OF CONTINUED LOSSES FROM OPERATIONS. The Company has no revenue from mining operations and has incurred losses from inception through December 31, 1999 of approximately $4,505,000. This trend is expected to continue for at least the next two years and is expected to reverse only if, as and when gold is produced from the Soledad Mountain Project.

THE NEED FOR SIGNIFICANT ADDITIONAL FINANCING. The Company anticipates that it will need approximately $77,600,000 in additional financing to put the Soledad Mountain Project into production; an anticipated $66,300,000 will be used for capital expenditures and $11,300,000 will be used as working capital and for start-up expenditures. The Company expects to finance development from additional sales of common stock, from bank or other borrowings or, alternatively, through joint development with another mining company. However, it has no commitment for bank financing or for the underwriting of additional stock, and it is not a party to any agreement or arrangement providing for joint development. Whether and to what extent financing can be obtained will depend on a number of factors, not the least of which is the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of December 31, 1999, world gold prices were approximately $291 per ounce, an increase of approximately 1% from prices a year ago, and a reduction of approximately 1% from prices two years ago. If gold prices remain weak, it may not be economical for the Company to put the Soledad Mountain Project into production.

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

COMPANY. Golden Queen Mining Co. Ltd., a British Columbia company, and its wholly-owned subsidiary, Golden Queen Mining Company, Inc., a California corporation.

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

FLOATING CONE and INVERTED CONE. A computerized methodology used to approximate the shape of a near- optimal economic open pit mine plan based on applied cutoff grade criteria and pit slopes.

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

ORE. A natural aggregate of one or more minerals which ,at a specified time and place, may be mined and sold at a profit or from which some part may be profitably separated.

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

The Company first outlined a gold deposit at the project in 1988, although the size of the deposit was insufficient to justify further development. Further exploration work was conducted from 1989 through 1991. Thereafter, the project remained dormant, until 1994 when the Company renewed exploration activities with funds derived from several offshore private placements of its common stock. A mineable ore reserve was generated as part of a feasibility study completed by M3 Engineering and Technology of Tucson, Arizona in early 1998. This study estimated the mineable ore reserves, based on a gold price of $350 per ounce and a silver price of $5.00 per ounce, at 48.6 million tonnes (53.6 million tons) averaging 0.86 grams of gold per tonne (0.025 ounces per ton) and 12.7 grams of silver per tonne (0.371 ounces per ton) for a gold equivalent grade of 1.04 grams per tonne (0.030 ounces per ton), or a total of 1.585 million ounces of gold equivalent. Based on extensive sampling and other exploratory activities conducted through 1998, an update of proven and probable mineable ore reserves at the project was estimated internally at a gold price of $325 per ounce and a silver price of $6.00 per ounce. This reserve update totals 45.0 million tonnes (49.6 million tons), at an average grade of 0.99 grams per tonne (0.029 ounces per ton) of gold and 14.34 grams per tonne (0.42 ounces per ton) of silver for a gold equivalent grade of 1.21 grams per tonne (0.035 ounces per ton). Total contained ounces are estimated at 1,437,000 ounces of gold and 20,757,000 ounces of silver, or approximately 1,748,000 ounces of gold equivalent.

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

The registered office of the Company is located at 1600 - 925 West Georgia Street, Vancouver, British Columbia V6C 3L2, and its executive offices are located at 11847 Gempen Street, Mojave, California 93501.

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

EXPLORATION.

GENERAL. Several major drilling campaigns and a program to re-sample the underground workings have been completed, along with metallurgical testing for process amenability. Aerial survey topographic mapping and collection of baseline data for environmental permitting have also been conducted.

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

The data employed in the block model analysis was derived from Gold Fields Mining Company's production records and the Company's exploration activities through 1998, consists of 103,068.4 meters (338,148 feet) of assayed material taken from more than fourteen different vein systems in the district. The sources and extent of this data are summarized below:

     Diamond drilling                    9,403.3 meters      (30,848 feet)
     Reverse circulation drilling       80,603.4 meters     (264,447 feet)
     Old cross-cuts (1930s)              6,813.0 meters      (22,352 feet)
     Underground drilling (1930s)        4,909.7 meters      (16,108 feet)
     Recent cross-cuts (1980s)           1,339.0 meters       (4,393 feet)
                                       ----------------     --------------
                                       103,068.4 meters     (338,148 feet)
                                       ================     ==============

The model is based in part on the Company's geological interpretation of this data. Additional drilling and cross cut sampling were conducted during 1999 and are summarized below:

     Diamond drilling                      398.8 meters       (1,279 feet)
     Reverse circulation drilling        9,308.6 meters      (30,540 feet)
     Recent cross-cuts (1990s)             817.6 meters       (2,682 feet)
                                         --------------     --------------
                                        10,516.0 meters      (34,501 feet)
                                        ===============      =============

This additional drilling has been incorporated into the database and an updated reserve model is currently in progress.

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

The manual mineralized material estimation is based, in part, on an independent geological interpretation of this data. Rock types, mineralized zones, mined-out stopes and zones of internal waste were delineated on cross sections. Mineralized polygonal shapes were defined as areas of at least 6.1 meters (20 feet) width and containing grades equal to or greater than 0.34 grams per tonne (0.010 ounces per ton) of gold equivalent. A polygonal shape was drawn (along dip) around each mineralized portion of a drill hole or cross cut to mid-distance to the nearest intercept or up to 400 feet, whichever was less. Average gold and silver grades, along with volume of mineralization were then calculated for each polygon.

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

ORE RESERVES. The Soledad Mountain Project internally-generated mineable ore reserve estimate, classified as proven and probable, is 45.0 million tonnes (49.6 million tons) averaging 0.99 grams per tonne (0.029 ounces per ton) of gold and 14.34 grams per tonne (0.42 ounces per ton) of silver. Total contained ounces are 1,437,000 ounces of gold and 20,757,000 ounces of silver, or approximately 1,748,000 ounces of gold equivalent. This estimate updates the previous estimate that was a basis for the M3 Engineering and Technology (M3) feasibility study completed in early 1998, and will be superceded by an updated reserve estimate that is currently in progress. In the M3 study, the development of the computer model for the Soledad Mountain deposit was completed as a cooperative effort between Golden Queen staff and Mine Reserves Associates of Wheatridge, Colorado. The following table sets forth information concerning proven and probable mineable ore reserves based on an average cut-off grade of
0.41 grams per tonne (0.012 ounces per ton) of gold equivalent.


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

In the primary crushing circuit, dust will be controlled by low pressure water sprays. In the secondary, tertiary and quarternary crushing circuits, dust will be controlled by central dry bag dust collectors. Individual dry dust collectors will be used on the cement silo and at outlying conveyor transfers.The agglomerated ores will be conveyed to a radial stacking system by a series of portable and semi-portable conveyors. The conveying system will consist of a series of 0.914 meter (3 foot) wide semi-portable and portable conveyors. The semi-portable conveyors will transport the crushed ore to the central area of the leach pad and the portable conveyors will transport crushed ore to the stacker. The stacking system will consist of a self-propelled bin conveyor and a 39.6 meter (130 foot) long radial stacker with a 6.1 meter (20 foot) long slinger. The radial stacker will be equipped for lifting and hydraulic wheel positioning. The hydraulic drive will be sized for the slopes of the leach pad.

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

The leach recovery schedule is based on three parameters: the metallurgical characteristics of the ore, physical delays in the handling of ore and solutions and the retention of values in solution within the heap. Once the heap has been under leach for a complete leach cycle and a constant daily tonnage is being stacked, estimated recoveries are as follows:

                       PERCENTAGE OF 80% GOLD, 65% SILVER

                    Days               Au               Ag
                    ----             -----            -----
                     30               83.5             79.4
                     60                5.8              7.2
                     90                3.2              4.0
                    275                5.7              7.1
                    400                1.8              2.3
                                     -----            -----
                                     100.0            100.0

The modification for each year's production schedule, particularly in the first year, must take into account the load-to-leach delays, delays from the additional lifts and, most importantly, the values retained in heap solutions. The heaps will be detoxified prior to closure by a rinse of a combination of fresh water and peroxide-treated recycled water. The heap will be rinsed by cells. Each cell is estimated to require a two-year period to detoxify to required cyanide levels. The amount of fresh water available is limited by the well source and the other demands of production: agglomeration and dust suppression. During the production years, 18.9 liters (5 gallons) per second will be available. After mining has ceased, 37.9 liters (10 gallons) per second will be available. The addition of fresh water must be matched by the loss of water to evaporation. Production during the detoxification period will come from two sources. Gold and silver will be recovered as a result of extending the leach cycle and from the solutions entrained in the heap that are rinsed during the period.

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

PERMITTING AND ENVIRONMENTAL ISSUES. The Soledad Mountain Project is located on private and federally-controlled lands in an unincorporated area of Kern County, California. Current and proposed mining activities on these lands are thus subject to extensive federal, state and local regulations. These regulations and the Company's compliance efforts are summarized below.

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

FACILITIES AND EMPLOYEES. The Company's principal executive offices are located at its Soledad Mountain field office located at 11847 Gempen Street in Mojave, California. The Company employed one full-time corporate manager, and 5 full-time employees at its Mojave office.

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

Local climatic conditions reflect the high desert environment of the Mojave Desert in southern California. Conditions are variable, with temperatures ranging from below freezing in the winter to more than 40.6o Celsius (105o F) in the summer. Wind is a factor with respect to structural stability, as gusts frequently reach 100 to 130 kilometers (62 to 81 miles) per hour. Flora and fauna are sparse in the project area, reflective of the Mojave Desert environment. No perennial streams or springs exist in the project area and the only surface run-off occurs during the heavy rainstorms that are most prevalent from December through March of each year

LAND OWNERSHIP AND MINING RIGHTS. Golden Queen's property is west of California State Highway 14 and largely south of Silver Queen Road in Kern County, California covering all of section 6 and portions of sections 5, 7 and 8 in Township 10 North, Range 12 West; portions of sections 1 and 12 in Township 10 North, Range 13 West; portions of section 18 in Township 9 North, Range 12 West and portions of section 32 in Township 11 North, Range 12 West, all from the San Bernardino Baseline and Meridian. Most of the mining processing facilities will be located in Section 6 in Township 10 North, Range 12 West. The project area is a 497-hectare (1,228 acres) contiguous block within an area of approximately 1,012 hectares (2,501 acres) held by the Company. The project property is comprised of 33 patented lode mining claims, 123 unpatented lode mining claims, one unpatented placer mining claim, one patented mill site claim, six unpatented mill site claims and 379 hectares (937 acres) of fee land. One hectare is approximately 2.471 acres.

The project property is held by the Company (through its United States subsidiary) under a variety of agreements with 65 property owners. These agreements include 56 mining leases, two exploration agreements with options to purchase and seven purchase agreements that are in various stages of completion. Most of these agreements were entered into during the six-year period preceding the date of this report, at a total cost to the Company of approximately $3,800,000.

The Company commissioned a formal title summary covering the project property which was rendered in August and September 1996. It was updated in February 1998 and again in March 1999. With such a complicated ownership history, as is common in historic mining districts, it is typical for title problems to exist with respect to properties within the project area. On May 15, 1999 the Company obtained a quiet title judgement which resolved a majority of the title questions. The Company has determined that the remaining title questions do not present a material threat to the project, however the Company is attempting to resolve the title issues through its California counsel, a law firm with experience in title matters relating to properties in the Mojave Mining District.

A comprehensive land survey of the project area has not yet been undertaken. Since 1993, the whole of the project area and much of the immediate surrounding area has been segregated from appropriation under the United States General Mining Law of 1872. The segregation terminates May 8, 2000 and is additional protection to the Company in the event open ground exists in the project area.

The various property purchase agreements to which the Company is a party typically require payment by the Company of the purchase price over an extended period of time. In most cases, a somewhat larger advance payment was made at the time the agreement was entered into and, in some instances, a larger payment is due at the time the purchase is completed. Certain of the property purchase agreements require the payment by the Company of royalties upon the commencement of commercial production from the project. As of December 31, 1999, $806,000 remained to be paid by the Company under these various property purchase agreements; $40,000 of this amount is due within the ensuing twelve months.

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

In addition to these agreements, the Company is also obligated under the terms of an April 1, 1995 option agreement. The Company acquired, through its subsidiary, Golden Queen Mining Company, Inc. (the "Subsidiary"), an option to purchase all of the issued and outstanding shares of a privately held California corporation, holding an interest in a previously uncontracted tract of land located near the Soledad site. The option called for an initial, non-refundable, payment of $100,000 in exchange for access to the property, to evaluate the presence of mineral reserves, for a period of nine months. At the end of the nine month period, the Company chose to exercise its option to purchase the shares of the corporation, by making the initial purchase payment of $250,000. This was followed by a second payment of $500,000 on July 1, 1997. An additional $750,000 was due upon reaching sustained production or July 1, 1999, whichever came first. In June 1999, the Subsidiary and the shareholders of the private corporation signed an amendment to the original stock purchase agreement. The amendment provides that if the full purchase price of $1,600,000 was not made on or before July 1, 1999, all rights of the Subsidiary to purchase the stock would terminate, unless the Subsidiary paid $75,000, which would extend the termination date to July 1, 2000. If, on or before July 1, 2000, the Subsidiary pays an additional $75,000, the termination date will be extended to July 1, 2001. These additional payments are to extend the option period and will not apply to the balance of the $1,600,000 purchase price. In addition, the amendment provides for the payment of the balance of the purchase price upon the earlier of a determination of sustained production, or the termination date, which may be extended to July 1, 2000 or July 1, 2001. On June 30, 1999, the Subsidiary made the required $75,000 payment to extend the termination date to July 1, 2000. The Company has no legal obligation to continue making payment and cannot perfect its rights, as a shareholder of the corporation, until full payment under the option is made. Upon commencement of commercial production, the Company will pay a royalty of 1% of gross smelter returns for a period of up to 60 years, not to exceed $60,000,000.

The Company does not require additional properties to put the Soledad Mountain Project into production, but will continue efforts to acquire property adjacent to the project site which holds high potential for extension of known mineralized trends. The Company continually evaluates other precious metals mining opportunities for possible acquisition or joint venture, and from time-to-time engages in exploratory discussions regarding such opportunities. As of the date of this report, the Company has no agreement, undertaking or other arrangement with any person regarding the acquisition of mining properties outside the Soledad Mountain Project area.

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


ITEM 3.  LEGAL PROCEEDINGS.

A wholly-owned subsidiary of the Company has been named in a complaint filed on December 9, 1997 (although the Company did not become aware of the complaint until September of 1998) in the Superior Court of the state of California for the county of Kern. The principal parties in the complaint are George Creque, Jr (plaintiff) and Cactus Gold Mines Company, Inc. (defendant). The complaint contains a claim for unspecified compensatory and punitive damages associated with the introduction of various toxic substances into the general environment by a mining property located approximately five miles from the Soledad Mountain project and unrelated to the Company. The Company believes that the complaint is without merit, and, furthermore, is not applicable to the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1999.

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

     Year Ended December 31, 1998                    High           Low

     First Quarter                     C$             .90           .54
     Second Quarter                                   .89           .39
     Third Quarter                                    .92           .36
     Fourth Quarter                                   .69           .36

     Year Ended December 31, 1999                    High           Low

     First Quarter                     C$             .63           .36
     Second Quarter                                   .65           .30
     Third Quarter                                    .55           .16
     Fourth Quarter                                   .52           .30

DIVIDEND POLICY AND RECORD. The Company has never paid dividends on its common stock. The Company's present policy is to retain any earnings for use in its business and it does not intend to pay dividends on the common stock in the foreseeable future. Payment of any cash dividends in the future will depend upon the earnings and financial condition of the Company, any covenants in loan documents and other factors the board of directors of the Company may consider to be appropriate. As of January 31, 1999 there were 292 holders of record of the Company's common stock.

SALES OF UNREGISTERED SECURITIES. Sales of securities by the Company in 1999 which were not registered under the Securities Act were as follows:

On July 20, 1999, the Company issued 13,250,000 of unregistered common shares upon the exercise of warrants, issued on March 15, 1999 at a price of C$0.40 per share for gross proceeds of $3,472,450 (C$5,300,000). The shares were issued to a small group of investors.


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

Operating results of the Company are summarized as follows:

                          Year Ended          Year Ended        Cumulative
                      December 31, 1999   December 31, 1998   Since Inception
                      -------------------------------------------------------
General and
  administrative
  expense              $    649,406        $  1,001,062        $   4,888,268
Interest expense       $         --        $     20,583        $     323,485
Interest income        $    102,234        $     74,646        $   1,046,604
Net loss               $   (564,657)       $   (971,595)       $  (4,505,160)

For the year ended December 31, 1999, the Company incurred general and administrative expenses of $649,406 as compared to $1,001,062 for the year ended December 31, 1998. The decrease is primarily due to decreased expenditures for marketing and professional fees. There was no interest expense in 1999, as compared to $20,583 for the year ended December 31, 1998. The decrease is due to the interest bearing convertible debentures being converted to 2,017,941 shares of common stock on March 18, 1998. Interest income for the year was $102,234, as compared to $74,646 for the year ended December 31, 1998. The increase is due to a increase in the Company's average cash balance during the year. As a result of the foregoing factors, the Company incurred a net loss of $564,657 for the year ended December 31, 1999, as compared to a net loss of $971,595 for the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES.

GENERAL. The Company acquired the Soledad Mountain Project in 1986. Since then it has solidified its land position, conducted several drilling and sampling programs to delineate ore reserves, and taken steps to secure permits and approvals necessary for production activities. The Company previously reported that it expected to begin producing gold and silver from the project during the second half of 1998, once permitting was completed. Because of the downturn in world gold prices during the second half of 1997, however, the Company was not able to obtain financing for construction. As a consequence, production will be delayed until gold prices improve.

The Company has had no reported revenues from operations since inception, and is in the exploration or development stage. During the period from inception through December 31, 1999, the Company has used $3,721,000 in operating activities, primarily as a result of cumulative losses of $4,505,000. During the same period, the Company has used $28,885,000 in investing activities; these consisted of $27,593,000 in expenditures related to the Soledad Mountain Project and fixed asset purchases of $1,313,000. These operating and investing activities were financed by net borrowings of $2,619,000 under various long-term debt arrangements and from the sale of $31,457,000 of equity securities.

At December 31, 1999, the Company held $1,470,000 in cash and cash equivalents. As is discussed below under the heading "Plan of Operations", significant additional funds will be needed to place the Soledad Mountain Project into production. These funds are expected to come from additional sales of common stock and from bank or other borrowings. Alternatively, the Company may decide to enter into a joint development or other similar arrangement with another mining company to develop the project. The Company does not have a commitment for bank financing or for the underwriting of additional shares of its common stock, and is not party to any agreement or arrangement providing for the joint development of the Soledad Mountain Project. Whether and to what extent additional or alternative financing options are pursued by the Company will depend on a number of important factors, including the results of further development activities at the Soledad Mountain Project, management's assessment of the financial markets, the overall capital requirements for development of the project, and the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of December 31, 1999, world gold prices were approximately $291 per ounce. The project is not economic as a stand-alone precious metals operation at current world gold prices and will not be economic until prices strengthen. A combination precious metals-aggregates operation is expected to have more robust economics and may be viable at relatively lower market prices for each of these commodities.

Some of the conditions noted above raise substantial doubt about the Company's ability to continue as a going concern. As noted above, the ability of the Company to obtain financing and adequately manage its expenses, and thus maintain solvency, is dependent on equity market conditions, the ability to find a joint venture partner, the market for precious metals, and / or the willingness of other parties to lend the Company money. While the Company has been successful at certain of these efforts in the past, there can be no assurance that current efforts will be successful.

On May 23, 1996, the Company issued 5,500,000 special warrants, at a price of $1.37 (C$2.50) per warrant, and received aggregate gross proceeds of $10,004,000 (C$13,750,000). Each special warrant was exercisable for one share of common stock of the Company and one-half of a warrant which, under its original terms, entitled the holder to purchase one-half additional share of common stock of the Company at the price of C$2.90 at any time prior to November 28, 1997. On November 18, 1997, the exercise price of these warrants was reduced to C$1.525 and the exercise period extended to February 28, 1998, and on February 19, 1998, the exercise price was further reduced to C$0.68 per share. Warrants for the purchase of 1,834,300 shares of common stock were thereafter exercised, generating gross proceeds of $879,264 (C$1,247,324) to the Company.

On May 14, 1998, the Company completed a private placement of 5,236,000 shares of common stock at an issue price of $0.47 (C$0.68) per share for aggregate proceeds of $2,439,753 (C$3,525,256).

On July 20, 1999, the Company completed a private placement of 13,250,000 shares of common stock at an issue price of $0.26 (C$0.40) per share for gross proceeds of $3,472,450 (C$5,300,000).

YEAR ENDED DECEMBER 31, 1999. During the year ended December 31, 1999, the Company used $488,000 in operating activities, primarily as a result of a $565,000 net loss during the year. $3,131,000 of this amount was provided by financing activities, and consisted primarily of $3,131,000 raised through the sale of equity securities. $2,371,000 was used in investing activities:
$1,861,000 of this amount was expended on exploration, $516,000 was expended on property acquisitions and $7,000 was expended on fixed asset purchases. As a result of the foregoing, the Company's cash balance increased by $273,000, to $1,470,000, at December 31, 1999.

YEAR ENDED DECEMBER 31, 1998. During the year ended December 31, 1999, the Company used $1,093,000 in operating activities, primarily as a result of a $972,000 net loss during the year. $3,248,000 of this amount was provided by financing activities, and consisted primarily of $3,297,000 raised through the sale of equity securities. $2,085,000 was used in investing activities:
$1,770,000 of this amount was expended on exploration, $303,000 was expended on property acquisitions and $13,000 was expended on fixed asset purchases. As a result of the foregoing, the Company's cash balance increased by $70,000, to $1,197,000, at December 31, 1998.

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

These development plans are based on a February 1998 feasibility study that was updated by the Company in December 1998, The early 1998 study was prepared for the Company by M3 Engineering and Technology Corporation incorporating the results of the Company's 1997 drilling program. The updated study included the results of the 1998 program. The study was commissioned by the Company to obtain project financing, and to provide basic project engineering information. Ore reserve estimates and mine design features incorporated into the study were prepared by Mine Reserves Associates, in collaboration with the Company. Basic engineering information was prepared by Bateman Engineering, Inc., and supplemented by M3 Engineering and Technology. The total cost of the feasibility study and update was $1,549,618.

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

A 1999 work program, comprised of 10,000 meters of drilling and sampling, will provide the basis for a complete update of the 1998 M3 feasibility study. This study is expected to be completed during the second quarter of 2000 and will be used as the primary document to seek project financing.

At December 31, 1999, the Company had a deferred tax asset of $720,000, from which the Company has provided a 100% valuation allowance as management cannot determine that it is more likely than not that the Company will receive the benefit of the asset.

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

NEW ACCOUNTING PRONOUNCEMENTS. In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 is effective for all fiscal quarters and fiscal years beginning after June 15, 2000. Based on its current and planned future activities relative to derivative instruments, the Company believes that the adoption of SFAS No. 133 on January 1, 2001 will not have a significant effect on its financial statements.

THE YEAR 2000 ISSUE. Like other companies, the Company could be adversely affected if the computer systems the Company, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment and elevators. While the Company's project to assess and correct Y2K related issues regarding the year 2000 has been completed, and the Company has not experienced any significant Y2K related events, interactions with other companies' systems make it difficult to conclude there will not be future effects. Consequently, at this time management cannot provide assurances that the Year 2000 issue will not have an impact on the Company's operations.


ITEM 7.  FINANCIAL STATEMENTS.

See the Consolidated Financial Statements of the Company and the notes thereto at pages 28 through 44 of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


          [The balance of this page has been left blank intentionally.]

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages, business experience for at least the past five years and positions of the directors and executive officers of the Company as of January 31, 2000 are as follows. The Company's board of directors consists of five directors. All directors serve until the next annual meeting of the Company's stockholders or until their successors are elected and qualified. Executive officers of the Company are appointed by the board of directors.

NAME AND AGE OF DIRECTOR OR
  EXECUTIVE OFFICER                       POSITION WITH THE COMPANY                 PRINCIPAL OCCUPATION
-----------------------------------------------------------------------------------------------------------------
Steven W. Banning (1), (3)           President, Chief Executive Officer      Officer of the Company.
Age: 48                              and Director
Gordon C. Gutrath (1)                Director                                President of Atled Exploration
Age:  61                                                                     Management Ltd.
Jerrold W. Schramm (2)               Director                                Partner, Lawson Lundell Lawson &
Age:  39                                                                     McIntosh (barristers and solicitors)
Chester Shynkaryk (2)                Secretary and Director                  President of Visionary Mining
Age 55                                                                       Corporation (a mineral exploration
                                                                             company)
Edward G. Thompson (1), (2), (4)     Director and Chairman of the Board      President of E.G. Thompson Mining
Age:  63                                                                     Consultants Inc.

(1)  Audit committee member - board of directors.
(2)  Compensation committee member - board of directors.
(3)  Mr. Banning resigned as President and CEO effective 2/29/00.
(4)  Mr. Thompson was appointed President and CEO effective 2/29/00.

BIOGRAPHICAL INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS.

STEVEN W. BANNING has been president, chief executive officer, and director of the Company since 1995. From 1986 through 1995, he was employed by Pegasus Gold Inc., last serving as its vice president of operations. Mr. Banning graduated from Montana College of Mineral Science and Technology in 1974 with a degree in mineral dressing engineering. He is also a director of Emgold Mining Corporation. Subsequent to December 31, 1999, and effective February 29, 2000, Mr. Banning resigned as president and chief executive officer.

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

EDWARD G. THOMPSON has been a director of the Company since 1994, and was elected its chairman effective January 29, 1997. Since 1990 he has also served as president of E.G. Thompson Mining Consultants, Inc., which he owns. Mr. Thompson graduated from the University of Toronto in 1959 with a degree in mining geology and in 1960 earned a degree in economic geology. He is also president of Consolidated Thompson-Lundmark Gold Mines Ltd. He also serves on the board of directors of Adrian Resources Ltd., Aurogin Resources, Freewest Resources (Canada), Geomaque Explorations Ltd., Laminco Resources, Inc., Sparton Resources, Inc., Western Troy Capital Resources, Inc., Visionary Mining Corporation, and Windy Mountain Exploration, Ltd. Subsequent to December 31, 1999, and effective February 29, 2000, Mr. Thompson was appointed president and chief executive officer of the Company.

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


ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE.

The following table discloses compensation received by the Company's president and chief executive officer, its vice president of administration and controller, and its vice president of operations for the years ended December 31, 1999, 1998, 1997. The Company had no other executive officers during 1999.


      ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
                                                     OTHER           SECURITIES
          EXECUTIVE                                  ANNUAL          UNDERLYING
           OFFICER             YEAR     SALARY    COMPENSATION (1)  OPTIONS/SARS
--------------------------------------------------------------------------------
Steven W. Banning (2)          1999    $220,000      $3,600
President & Chief              1998     220,000       3,600              --
Executive Officer              1997     220,000       3,600
Bernard F. Goodson (3)         1999     132,799(4)    2,400              --
Vice President Administration  1998      86,000       3,600              --
& Controller                   1997      86,000       3,600              --
Richard W. Graeme (5)          1999     101,442          --              --
Vice President of Operations   1998     125,000          --              --
                               1997     125,000          --              --

(1)  Represents automobile allowances paid to Mr. Banning and Mr. Goodson.
(2) Effective February 29, 2000, Mr. Banning resigned as President and CEO of the Company. (see "TERMINATION OF EMPLOYMENT, CHANGE IN RESPONSIBILITIES AND EMPLOYMENT CONTRACTS" below.)
(3) On August 31, 1999, Mr. Goodson was laid off as an officer of the Company. (see "TERMINATION OF EMPLOYMENT, CHANGE IN RESPONSIBILITIES AND EMPLOYMENT CONTRACTS" below.)
(4)  Includes $71,000 severance pay.
(5) On October 15, 1999, Mr. Graeme resigned as Vice President of the Company. (see "TERMINATION OF EMPLOYMENT, CHANGE IN RESPONSIBILITIES AND EMPLOYMENT CONTRACTS" below.)

TABLE OF AGGREGATE OPTIONS EXERCISED DURING THE FISCAL YEAR ENDED DECEMBER 31, 1999 AND FISCAL YEAR-END OPTION VALUES. The following table sets out certain information with respect to options to purchase shares of the common stock of the Company exercised during the year ended December 31, 1999 by the Company's named executive officers, and options held by such persons at the end of such year. Values are set forth in Canadian dollars, which is the currency in which the options are denominated. At December 31, 1999, each Canadian dollar was approximately equal to $.69.

                                                              VALUE OF UNEXERCISED IN-THE
                                    UNEXERCISED OPTIONS AT         MONEY OPTIONS AT
                                      DECEMBER 31, 1999            DECEMBER 31, 1999
                                             (#)                           (C$)
-----------------------------------------------------------------------------------------------
            SECURITIES     AGGREGATE
            ACQUIRED ON      VALUE
             EXERCISE      REALIZED
 NAME           (#)          (C$)       EXERCISABLE   UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
-----------------------------------------------------------------------------------------------
Steven W.        0            0          1,000,000          0               (See Note 1)
Banning
-----------------------------------------------------------------------------------------------

(1)  The closing price of the common stock of the Company on The Toronto Stock Exchange on
     December 31, 1999 was C$0.50 ($0.35).  None of the options were in-the-money at such date, and consequently, none had any value.

TABLE OF OPTIONS GRANTED DURING THE YEAR ENDED DECEMBER 31, 1999. No options were granted to the named executive officers during the year ended December 31, 1999.

TERMINATION OF EMPLOYMENT, CHANGE IN RESPONSIBILITIES AND EMPLOYMENT CONTRACTS.

EMPLOYMENT AGREEMENTS WITH STEVEN W. BANNING, BERNARD F. GOODSON AND RICHARD W. GRAEME. The Company had entered into employment agreements with Mr. Banning, its president and chief executive officer, Mr. Goodson, its vice president of administration and controller, and Mr. Graeme, its vice president of operations in May 1996. The agreements with Mr. Goodson and Mr. Graeme were amended in March 1997 and the agreement with Mr. Banning was amended effective in December 1998.

Each agreement provided for the payment of salary and bonuses, the grant of options to purchase shares of common stock, and the provision of certain other benefits, including those offered to employees generally. Mr. Banning received an annual salary of $220,000 pursuant to his employment agreement with the Company. Mr. Goodson and Mr. Graeme received annual salaries of $86,000 and $125,000, respectively, pursuant to their agreements.

The employment agreements also provided for compensation in the event the employee is terminated other than for cause; should this occur, the Company is required to pay the terminated employee an amount equal to 24 months' salary. The agreements provide that if there is a "change in control" (as defined in the agreements) of the Company and the employee's employment is subsequently terminated (unless such termination is for cause or by the employee for other than "good reason" as defined in the agreements), the employee was entitled to receive a lump sum severance payment equal to two times the employee's then current annual base salary, plus continued benefits for a period of 24 months. The agreements also provided that any existing stock options held by the terminated employee vest immediately upon termination and may be exercised by the employee for three months thereafter. The employment agreements were for an unspecified period. Each provided that the employee may terminate his employment upon six months' prior notice to the Company.

On August 31, 1999, Mr. Goodson was laid off as an officer of the Company. He was paid a severance of $71,000 on September 1, 1999 and $71,000 on January 7, 2000. He is employed by contract as an accounting clerk at $1,500 per month for the period of September 1, 1999 through April 30, 2001.

On October 15, 1999, Mr. Graeme resigned as Vice President of the Company and received no severance pay. He is still an officer of the Subsidiary, but receives no compensation.

Subsequent to December 31, 1999, and effective February 29, 2000, Mr. Banning resigned as president and chief executive officer of the Company and received no severance pay. He will remain a Director of the Company, but will receive no compensation.

CONSULTING AGREEMENT WITH ERIC E. KINNEBERG. Pursuant to the terms of a consulting agreement dated February 1, 1996 between the Subsidiary and Mr. Kinneberg, Mr. Kinneberg has agreed to serve as a consultant with respect to financial and related matters. As consideration, the Subsidiary has agreed to pay Mr. Kinneberg at the rate of $1,000 per day for services rendered and to reimburse him for out-of-pocket expenses incurred in the performance of his services. The consulting agreement obligates Mr. Kinneberg to submit invoices to the Subsidiary no less often than monthly, specifying the services rendered during the month, and allows the Company to deduct $325 per month from amounts otherwise payable to Mr. Kinneberg for use of the Company's offices. The consulting agreement with Mr. Kinneberg is for a term of one month and is thereafter renewable, unless terminated either by the Company or Mr. Kinneberg, on a month-to-month basis. Since February 1, 1996, the Company has paid Mr. Kinneberg approximately $218,865 pursuant to the agreement.

REPORT ON REPRICING OF OPTIONS. On January 28, 1998, the board of directors approved a resolution reducing, to C$1.00 per share, the exercise price of all outstanding options held by directors and employees of the Company or its subsidiaries having a greater exercise price. The resolution was proposed and adopted by the board in recognition of historically low gold prices and their effect on the market price of the Company's common stock, and out of concern that, among other things, the Company could lose key employees during a critical stage of its development in the absence of such an incentive. The repricing provision was approved by the Company's stockholders and The Toronto Stock Exchange.

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

The exercise price of each option granted under the plan is not to be less than the market price of the common stock on The Toronto Stock Exchange as of the trading day preceding the date of grant. All options granted under the plan expire not later than five years after the date of grant. The options are not transferable, other than by will or other testamentary instrument or pursuant to the laws of succession. If an optionee is dismissed, removed or otherwise ceases to be a director, officer or employee of the Company or its subsidiaries (other than for cause or as a result of his or her death), then his or her unexercised options terminate; termination is effective on the normal expiration date of the unexercised options or 30 days after the person's relationship with the Company or its subsidiaries has ended, whichever is earlier. In the event an optionee is dismissed as a director, officer or employee of the Company or one of its subsidiaries for cause, all unexercised options terminate immediately

In February 1996 the board of directors approved an amendment to the plan, replacing the "rolling maximum" limitation on the number of shares of common stock issuable pursuant to options granted under the plan with a fixed maximum of 3,300,000 shares of common stock. The directors also approved a "vesting" amendment to the plan which provided that one-third of the options granted to officers and employees of the Company and its subsidiaries would vest, or become exercisable, on the date of grant and that an additional one-third would vest on each of the next two anniversaries of the date of grant. These amendments were approved by the stockholders of the Company at the annual general meeting held on November 13, 1996, and were also subsequently approved by The Toronto Stock Exchange.

The plan is administered by the compensation committee of the board of directors, currently comprised of directors Schramm, Shynkaryk and Thompson.

Options to Purchase Securities. As at December 31, 1999, options to acquire an aggregate of 2,185,000 shares of common stock were outstanding under the Company's stock option plan, as follows:

                                                                                     NUMBER OF     EXERCISE PRICE
                                                                                   COMMON SHARES     PER COMMON
      CLASS OF OPTIONEES                DATE OF GRANT           EXPIRY DATE       UNDER OPTION (1)    SHARE C$
-----------------------------------------------------------------------------------------------------------------
Executive officers of Golden          December 1, 1995       December 1, 2000          680,000         $1.00
  Queen (one person)                  February 21, 1996      February 21, 2001         130,000         $1.00
                                      October 4, 1996        October 4, 2001           190,000         $1.00
Directors of Golden Queen who         February 21, 1996      February 21, 2001          20,000         $1.00
  are not also executive officers     January 29, 1997       January 29,2002           130,000         $1.00
  of Golden Queen (four persons)      January 28, 1998       January 28, 2003          100,000         $1.00
                                      January 19, 1999       January 19, 2004           75,000         $0.50
                                      October 14, 1999       October 14, 2004          250,000         $0.60
Executive officers of the             February 21, 1996      February 21, 2001         290,000         $1.00
  Subsidiary who are not also
  executive officers or directors
  of Golden Queen (one person)
All other employees of the            July 20, 1995          July 20, 2000              20,000         $1.00
  Subsidiary (nine persons)           June 27, 1996          June 27, 2001              50,000         $1.00
                                      November 19, 1996      February 19, 2000          60,000         $1.00
                                      March 25, 1997         June 25, 2000              70,000         $1.00
                                      August 4, 1999         November 4, 2002           70,000         $0.28
                                      October 14, 1999       January 14, 2003           50,000         $0.60

(1)  Consists of all shares of common stock issuable upon the exercise of options granted as at December 31, 1998.
     including those that had not vested at such date.


          [The balance of this page has been left blank intentionally.]

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of January 31, 2000, the names of, and number of shares of common stock of the Company beneficially owned by, persons known to the Company to own more than five percent (5%) of the Company's common stock; the names of, and number of shares beneficially owned by each director and executive officer of the Company; and the number of shares beneficially owned by all directors and executive officers as a group. At such date, the number of shares of common stock of the Company's outstanding or deemed outstanding pursuant to presently exercisable options, warrants and conversion privileges was 50,615,390 shares.

                                  AMOUNT AND NATURE OF BENEFICIAL
                                    OWNERSHIP (ALL DIRECT UNLESS      PERCENT
        NAME OF OWNER                     OTHERWISE NOTED)            OF CLASS
--------------------------------------------------------------------------------
Steven W. Banning (1), (2)                   1,062,000                  2.10%
  3812 S. Long Lane
 Greenacres, WA 99016
Gordon C. Gutrath (1), (3)                     220,000                  0.43%
  1111 Melville Street, Suite 250
  Vancouver, B.C. V6E 3V6
Jerrold W. Schramm (1), (4)                    115,000                  0.23%
  925 W Georgia Street, Suite 1600
  Vancouver, B.C. V6C 3L2
Chester Shynkaryk (1), (5)                     404,508                  0.80%
  900 W Hastings Street, Suite 700
  Vancouver, B.C. V6C 1E5
Edward G. Thompson (1), (6)                    213,300                  0.42%
  55 University Ave., Suite 1210
  Toronto, ON M5J 2H7
All directors and executive officers
  as a group (5 persons) (7)                 2,014,808                  3.98%
Harris Clay (8)                              7,001,785                 13.83%
Landon T. Clay (9)                           6,629,122                 13.10%
Goodman and Company (10)                     5,621,800                 11.11%
Continental Casualty Company                 3,750,000                  7.41%
BGR Precious Metals Fund, Inc.               2,800,000                  5.53%

(1)  A director of the Company.
(2)  Includes presently exercisable options for the purchase of 1,000,000 shares
(3)  Includes presently exercisable options for the purchase of 115,000 shares
(4)  Includes presently exercisable options for the purchase of 115,000 shares.
(5)  Includes presently exercisable options for the purchase of 190,000 shares.
(6)  Includes presently exercisable options for the purchase of 155,000 shares.
(7)  See notes 2 through 6 above.
(8) Consists of: 5,626,318 shares held directly by Mr. Clay; 577,250 shares held by Arctic Coast Petroleum Ltd., with which Mr. Clay is affiliated; and 798,217 shares held by the estate of an individual of which Mr. Clay is the executor. Harris Cand Landon T. Clay are brothers.
(9) Consists of: 6,021,095 shares held directly by Mr. Landon T. Clay; 4,663 shares held by the LTC Corp. Profit Sharing and Retirement Plan, of which Mr. Clay is a trustee; 26,114 shares held by LTC Corp., with which Mr. Clay is affiliated; and 577,250 shares held by Arctic Coast Petroleum Ltd., with which Mr. Clay is affiliated. In addition, Mr. Clay is related to three charitable trusts, The Landon T. Clay Charitable Lead Trust Dated 11/30/83, The Landon T. Clay Charitable Lead Trust II and the Monadnock Charitable Lead Annuity Trust which hold an aggregate of 6,439,842 shares. Mr. Clay has no beneficial interest in the trusts, and does not directly or indirectly exercise control over the direction of the trusts, and therefore disclaims beneficial ownership of these shares.
(10) Goodman and Company is a Canadian investment dealer. The shares noted in this table are held by various funds that are managed by Goodman and Company.

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

In July 1999, the Company completed a private placement of 13,250,000 shares of common stock at a price of C$0.40 ($0.26) per share. Of these shares 3,350,000 were issued directly to Landon T. Clay.

TRANSACTIONS WITH LAWSON LUNDELL LAWSON & MCINTOSH. Jerrold W. Schramm, a director of Golden Queen is a partner of the law firm of Lawson Lundell Lawson & McIntosh, counsel to the Company. During the year ended December 31, 1999, the year ended December 31, 1998 and the year ended December 31, 1997, the Company paid Lawson Lundell Lawson & McIntosh $35,820, $46,649, and $104,749 for legal services rendered on behalf of the Company and its subsidiary. No members of the firm of Lawson Lundell Lawson & McIntosh other than Mr. Schramm owned any shares of common stock of the Company, or rights or options to purchase such stock, at December 31, 1999.


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

FORM 8-K REPORTS. No reports on Form 8-K were filed by the registrant during the fourth quarter of 1999.

Report of Independent Auditors

To the Shareholders of
Golden Queen Mining Co. Ltd.
Vancouver, B.C.


We have audited the accompanying consolidated balance sheets of Golden Queen Mining Co. Ltd., as of December 31, 1999 and 1998, and the consolidated statements of loss, changes in shareholders' equity, and cash flows for the years then ended. We have also audited the statements of loss, shareholders' equity and cash flows for the period from inception (November 21, 1985) through December 31, 1999, except that we did not audit these financial statements for the period from inception (November 21, 1985) through May 31, 1996; those statements were audited by other auditors whose report dated July 12, 1996, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. Our opinion, insofar as it relates to the amounts for the period from inception (November 21, 1985) through May 31, 1996, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Golden Queen Mining Co. Ltd., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended and the period from inception (November 21, 1985) through December 31, 1999, in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had no revenues since inception and has been unable to obtain the necessary financing to complete current development activities or exit the development stage. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"BDO DUNWOODY, LLP"

BDO Dunwoody LLP
Chartered Accountants
January 26, 2000
Vancouver, British Columbia


                                 GOLDEN QUEEN MINING CO. LTD.
                                (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED BALANCE SHEETS
                                        (U.S. DOLLARS)

                                                         December 31,           December 31,
                                                            1999                    1998
                                                      ----------------        ---------------
Assets  (Note 1)
  Current assets:
   Cash and cash equivalents                          $      1,469,855        $     1,197,029
   Receivables                                                   6,664                 12,692
   Prepaid expenses and other current assets                    58,759                 72,942
                                                      ----------------        ---------------
   Total current assets                                      1,535,278              1,282,663
   Property and equipment, net (Note 2)                      1,013,338              1,090,536
   Mineral properties (Notes 3, 6 and 9)                    26,428,791             24,148,316
   Other assets (Note 4)                                     1,017,551                921,576
                                                      ----------------        ---------------
                                                      $     29,994,958        $    27,443,091
                                                      ================        ===============
Liabilities and Shareholders' Equity  (Note 1)
  Current liabilities:
   Accounts payable                                   $         84,493        $        87,201
   Accrued liabilities                                          31,886                 43,948
   Current maturities of long-term debt (Note 6)                39,986                 51,686
                                                      ----------------        ---------------
  Total current liabilities                                    156,365                182,835
  Long-term debt, less current maturities (Note 6)             766,449                807,750
                                                      ----------------        ---------------
  Total liabilities                                            922,814                990,585
                                                      ----------------        ---------------
  Commitments and contingencies (Notes 4 and 9)
Shareholders' equity:
  Preferred shares, no par, 3,000,000 shares
   authorized; no shares outstanding                                --                     --
  Common shares, no par, 100,000,000 shares
   authorized; 48,046,641 and 34,796,641
   shares issued and outstanding (Notes 7 and 8)            34,155,989             30,805,074
  Deficit accumulated during the development stage         (5,083,845)            (4,352,568)
                                                      ----------------        ---------------
  Total shareholders' equity                                29,072,144             26,452,506
                                                      ----------------        ---------------
                                                      $     29,994,958        $    27,443,091
                                                      ================        ===============

 See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.


                                       GOLDEN QUEEN MINING CO. LTD.
                                       (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENTS OF LOSS
                                              (U.S. DOLLARS)

                                                                                      Cumulative Amounts
                                                                                    From Date of Inception
                                                                                      (November 21, 1985)
                                              Year Ended          Year Ended                through
                                          December 31, 1999    December 31, 1998       December 31, 1999
                                          -----------------    -----------------    ----------------------
General and administrative expense        $       649,406        $   1,001,062           $  4,888,268
Interest expense                                       --               20,583                323,485
Interest income                                  (102,234)             (74,646)            (1,042,604)
Other expense, net                                 17,485               24,596                 58,760
Abandoned mineral interests                            --                   --                277,251
Net loss                                  $       564,657        $     971,595           $  4,505,160

                                          ---------------        -------------           ------------
Net loss per share                        $          0.01        $        0.03
                                          ===============        =============
Weighted average shares outstanding            40,750,066           32,179,179
                                          ---------------        -------------

      See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

                                   GOLDEN QUEEN MINING CO. LTD.
                                   (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                          (U.S. DOLLARS)

                                                                     Deficit
                                                                   Accumulated
 From the Date of Inception                                          During the           Total
(November 21, 1985) through       Common                           Development       Shareholders'
     December 31, 1999            Shares            Amount            Stage             Equity
--------------------------------------------------------------------------------------------------
November 21, 1985
Issuance of common
  shares for cash               1,425,001      $     141,313     $        --         $   141,313
Net loss for the year                  --                 --         (15,032)            (15,032)
                                ------------------------------------------------------------------
Balance, May 31, 1986           1,425,001            141,313         (15,032)            126,281
Issuance of common
  shares for cash                 550,000            256,971              --             256,971
Issuance of common
  shares for mineral
  property                         25,000             13,742              --              13,742
Net loss for the year                  --                 --         (58,907)            (58,907)
                                ------------------------------------------------------------------
Balance, May 31, 1987           2,000,001            412,026         (73,939)            338,087
Issuance of common
  shares for cash               1,858,748          1,753,413              --           1,753,413
Net income for the year                --                 --          38,739              38,739
                                ------------------------------------------------------------------
Balance, May 31, 1988           3,858,749          2,165,439         (35,200)          2,130,239
Issuance of common
  shares for cash               1,328,750          1,814,133              --           1,814,133
Issuance of common
  shares for mineral
  property                        100,000            227,819              --             227,819
Net loss for the year                  --                 --        (202,160)           (202,160)
                                ------------------------------------------------------------------
Balance, May 31, 1989           5,287,499          4,207,391        (237,360)          3,970,031
Issuance of common
  shares for cash               1,769,767          2,771,815              --           2,771,815
Issuance of common
  shares for mineral
  property                          8,875             14,855              --              14,855
Net loss for the year                  --                 --        (115,966)           (115,966)

Balance, May 31, 1990           7,066,141          6,994,061        (353,326)          6,640,735
Net income for the year                --                 --          28,706              28,706
                                ------------------------------------------------------------------
Balance, May 31, 1991           7,066,141          6,994,061        (324,620)          6,669,441
Net loss for the year                  --                 --        (157,931)           (157,931)
                                ------------------------------------------------------------------
Balance, May 31, 1992           7,066,141          6,994,061        (482,551)          6,511,510

  See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.


                                   GOLDEN QUEEN MINING CO. LTD.
                                   (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                          (U.S. DOLLARS)

                                                                     Deficit
                                                                   Accumulated
 From the Date of Inception                                          During the           Total
(November 21, 1985) through       Common                           Development       Shareholders'
     December 31, 1999            Shares            Amount            Stage             Equity
--------------------------------------------------------------------------------------------------
Net loss for the year                  --                 --        (285,391)           (285,391)
                              --------------------------------------------------------------------
Balance, May 31, 1993           7,066,141          6,994,061        (767,942)          6,226,119
Issuance of common
  shares for cash               5,834,491          1,536,260              --           1,536,260
Share issue costs                      --                 --         (18,160)            (18,160)
Issuance of common
  shares for mineral
  property                        128,493             23,795              --              23,795
Net loss for the year                  --                 --        (158,193)           (158,193)
                              --------------------------------------------------------------------
Balance, May 31, 1994          13,029,125          8,554,116        (944,295)          7,609,821
Issuance of common
  shares for cash                 648,900            182,866              --             182,866
Net loss for the year                  --                 --        (219,576)           (219,576)
                              --------------------------------------------------------------------
Balance, May 31, 1995          13,678,025          8,736,982      (1,163,871)          7,573,111
Issuance of common
  shares for cash               2,349,160          2,023,268              --           2,023,268
Issuance of common
  shares for debt                 506,215            662,282              --             662,282
Issuance of 5,500,000
  special warrants                     --          9,453,437              --           9,453,437
Special warrants issue
  cost                                 --                 --        (100,726)           (100,726)
Net loss for the year                  --                 --        (426,380)           (426,380)
                              --------------------------------------------------------------------
Balance, May 31, 1996          16,533,400         20,875,969      (1,690,977)         19,184,992
Issuance of common
  shares for cash                  18,000             10,060              --              10,060
Issuance of common
  shares for special
  warrants                      5,500,000                 --              --                  --
Special warrants issue
  cost                                 --                 --        (123,806)           (123,806)
Net loss for the period                --                 --        (348,948)           (348,948)
                              --------------------------------------------------------------------
Balance, December 31, 1996     22,051,400         20,886,029      (2,163,731)         18,722,298

  See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

                                   GOLDEN QUEEN MINING CO. LTD.
                                   (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                          (U.S. DOLLARS)

                                                                     Deficit
                                                                   Accumulated
 From the Date of Inception                                          During the           Total
(November 21, 1985) through       Common                           Development       Shareholders'
     December 31, 1999            Shares            Amount            Stage             Equity
--------------------------------------------------------------------------------------------------
Issuance of common
  shares for cash                 157,000            157,050              --             157,050
Issuance of 3,500,000
  special warrants                     --          5,287,315              --           5,287,315
Issuance of common
  shares for special
  warrants                      3,500,000                 --              --                  --
Options to non-
  employee directors                   --             70,200              --              70,200
Special warrants issue
  cost                                 --                 --        (163,313)           (163,313)
Net loss for the year                  --                 --      (1,047,869)         (1,047,869)
                               -------------------------------------------------------------------
Balance, December 31,
  1997                         25,708,400         26,400,594      (3,374,913)         23,025,681
Issuance of common
  shares upon exercise
  of warrants                   1,834,300            857,283              --             857,283
Issuance of common
  shares through
  conversion of debt            2,017,941          1,000,000              --           1,000,000
Share issuance cost                    --                 --          (6,060)             (6,060)
Issuance of common
  shares for cash               5,236,000          2,439,753              --           2,439,753
Options and re-priced
  options to non-
  employee directors                   --            107,444              --             107,444
Net loss for the year                  --                 --        (971,595)           (971,595)
                               -------------------------------------------------------------------
Balance, December 31,
  1998                         34,796,641         30,805,074      (4,352,568)         26,452,506

  See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

                                   GOLDEN QUEEN MINING CO. LTD.
                                   (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                          (U.S. DOLLARS)

                                                                     Deficit
                                                                   Accumulated
>From the Date of Inception                                          During the           Total
(November 21, 1985) through       Common                           Development       Shareholders'
     December 31, 1999            Shares            Amount            Stage             Equity
--------------------------------------------------------------------------------------------------
Issuance of 13,250,000
 special warrants (Note 7)             --         3,350,915               --           3,350,915
Special warrants issue
 cost                                  --                --         (166,620)           (166,620)
Issuance of common
 shares for special
 warrants                      13,250,000                --               --                  --
Net loss for the year                  --                --         (564,657)           (564,657)
--------------------------------------------------------------------------------------------------
Balance, December 31, 1999     48,046,641      $ 34,155,989      $(5,083,845)        $29,072,144
==================================================================================================

  See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

                                       GOLDEN QUEEN MINING CO. LTD.
                                       (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (U.S. DOLLARS)


                             Increase (Decrease) in Cash and Cash Equivalents
                                                                                       Cumulative Amounts
                                                                                          From Date of
                                                                                       Inception (November
                                                  Year Ended           Year Ended       21, 1985) through
                                              December 31, 1999    December 31, 1998    December 31, 1999
                                              -----------------    -----------------   -------------------
Operating activities
 Net loss                                      $   (564,657)        $   (971,595)        $ (4,505,160)
 Adjustments to reconcile net
  loss to cash used in operating
  activities:
    Abandoned mineral interests                          --                   --              277,251
    Amortization and depreciation                    82,803               86,969              278,644
    Gain on disposition of property
     and equipment                                  (11,111)                  --                 (162)
 Options to directors (Note 8)                           --              107,444              177,644
 Changes in assets and liabilities:
    Receivables                                       6,028                2,106               (6,664)
    Prepaid expenses and other
     current assets                                  14,183                4,831              (58,759)
    Accounts payable and accrued
     liabilities                                    (14,770)            (322,666)             116,379
                                               ------------         ------------         ------------
Cash used in operating activities                  (487,524)          (1,092,911)          (3,720,827)
                                               ------------         ------------         ------------
Investment activities:
 Deferred exploration and
  development expenditures                       (1,860,854)          (1,769,780)         (21,492,129)
 Purchase of mineral properties                    (419,621)            (274,201)          (5,083,702)
 Deposits on mineral properties                     (95,975)             (28,648)          (1,017,551)
 Purchase of property and
  equipment                                          (6,820)             (12,854)          (1,312,638)
 Proceeds from sale of property
  and equipment                                      12,326                   --               20,818
                                               ------------         ------------         ------------
Cash used in investment
  activities                                     (2,370,944)          (2,085,483)         (28,885,202)
                                               ------------         ------------         ------------
 Financing activities:
 Borrowing under long-term debt                          --                   --            3,766,502
 Payment of long-term debt                          (53,001)             (42,787)          (1,147,785)

      See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

                                       GOLDEN QUEEN MINING CO. LTD.
                                       (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (U.S. DOLLARS)

                             Increase (Decrease) in Cash and Cash Equivalents
                                                                                       Cumulative Amounts
                                                                                          From Date of
                                                                                       Inception (November
                                                  Year Ended           Year Ended       21, 1985) through
                                              December 31, 1999    December 31, 1998    December 31, 1999
                                              -----------------    -----------------   -------------------
  Issuance of common shares for cash                     --            2,439,753           13,086,902
  Share issuance costs                             (166,620)              (6,060)            (578,685)
  Issuance of special warrants                    3,350,915                   --           18,091,667
  Issuance of common shares upon
   exercise of warrants                                  --              857,283              857,283
                                               ------------         ------------         ------------
Cash provided by financing activities             3,131,294            3,248,189           34,075,884
                                               ------------         ------------         ------------
Net change in cash and cash
  equivalents                                       272,826               69,795            1,469,855
Cash and cash equivalents,
  beginning balance                               1,197,029            1,127,234                   --
                                               ------------         ------------         ------------
Cash and cash equivalents,
  ending balance                               $  1,469,855         $  1,197,029         $  1,469,855
                                               ============         ============         ============
Supplemental disclosures of cash
  flow information:
Cash paid during period for:
  Interest                                     $     84,958         $    126,458         $    760,135
  Income taxes                                 $         --         $         --         $         --
Non-cash financing and investing activities:
  Exchange of notes for common
   shares                                      $         --         $  1,000,000         $  1,662,282
  Exchange of note for future
   royalty payments                            $         --         $         --         $    150,000
  Common shares for mineral property           $         --         $         --         $    280,211
  Mineral property acquired
   through the issuance of long-
   term debt                                   $         --         $         --         $  1,084,833

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

FOREIGN CURRENCY TRANSLATION. Golden Queen has adopted the United States dollar as its reporting currency for its financial statements prepared after May 21, 1996 as the United States dollar is the currency of the primary economic environment in which Golden Queen and the Subsidiary conduct business and is considered the appropriate functional currency for the Company's operations. Balances held in Canadian dollars are remeasured into the functional currency in accordance with SFAS No. 52, "Foreign Currency Translation," ("SFAS 52"). Assets and liabilities in foreign currencies are generally translated into dollars at the rates ruling at the balance sheet date. Revenues and expenses are translated at average rates for the year. Where amounts denominated in a foreign currency are converted into dollars by remittance or repayment, the realized exchange differences are included in other income. The exchange rates prevailing at December 31, 1999 and December 31, 1998 were 1.44 and 1.53, respectively state in Canadian dollars per one U.S. dollar. The average rates of exchange during the year ended December 31, 1999 and the year ended December 31, 1998 were 1.49 and 1.48 respectively.

                          GOLDEN QUEEN MINING CO. LTD
                         (A DEVELOPMENT STAGE COMPANY)
                         SUMMARY OF ACCOUNTING POLICIES

NET LOSS PER SHARE. The Company computes and discloses earnings and loss per share in accordance with SFAS No. 128, "Earnings per Share" ("SFAS 128"), which requires dual presentation of basic earnings per share and diluted earnings per share on the face of all income statements presented for all entities with complete capital structures. Basic earnings per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debt. Since the Company's stock options and warrants are antidilutive for all periods presented, only basic earnings per share is presented. A total of 2,185,000 and 2,195,000 common shares were issuable pursuant to such stock options at December 31, 1999 and 1998 respectively.

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

ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made by management in several areas including the ability to realize mineral properties and certain other assets. Actual results could differ from those estimates.

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

NEW ACCOUNTING PRONOUNCEMENTS. In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (ii ) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 is effective for all fiscal quarters and fiscal years beginning after June 15, 2000. Based on its current and planned future activities relative to derivative instruments, the Company believes that the adoption of SFAS No. 133 on January 1, 2000 will not have a significant effect on its financial statements.


         [The balance of this page has been left blank intentionally.]

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


FINANCIAL CONDITION AND LIQUIDITY:

The Company has had no revenues from operations since inception, has a deficit accumulated during the development stage of $5,083,845, and has been unable to obtain the necessary financing to complete current development activities or exit the development stage. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that its ability to control current costs and its continued efforts at obtaining equity based financing to complete current development activities will provide sufficient cash to fund Company activities over the next 12 months. In addition, management believes the Company will ultimately be successful at securing debt, equity, or joint venture financing to fund construction of the operating facility at the Kern County, California precious metals mine site.

The ability of the Company to obtain financing and adequately manage its expenses, and thus maintain solvency, is dependant on equity market conditions, the ability to find a joint venture partner, the market for precious metals, and / or the willingness of other parties to lend the Company money, While the Company has been successful at certain of these efforts in the past, there can be no assurance that current efforts will be successful.

PROPERTY AND EQUIPMENT.

Property and equipment consists of:

                                     December 31, 1999     December 31, 1998
                                     -----------------     -----------------
Building                                $   145,948           $   145,948
Furniture and fixtures                       72,944                74,186
Equipment                                   256,691               256,387
Automobiles                                 108,852               129,986
Rental properties                           709,292               707,600
                                        -----------           -----------
                                          1,293,727             1,314,107
Less accumulated depreciation               280,389               223,571
                                        -----------           -----------

Property and equipment, net             $ 1,013,338           $ 1,090,536
                                        ===========           ===========



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

The Company's investment in mineral properties consists of the following:

                                         December 31, 1999     December 31, 1998
                                         -----------------     -----------------
Deferred exploration and development
   expenditures, beginning of year          $ 18,451,330          $ 16,681,550
Costs capitalized during the year:
   Engineering                                    18,834               154,547
   Geology/drilling                              845,024               445,660
   Permitting/environmental                       56,344                91,314
   Metallurgical testing                          12,930                69,191
Other direct costs                               927,722             1,009,068
                                            ------------          ------------
Deferred exploration and development
   expenditures, end of year                  20,312,184            18,451,330

Properties                                     3,988,245             3,813,008
Advance minimum royalty                        2,128,362             1,883,978
                                            ------------          ------------

Mineral properties                          $ 26,428,791          $ 24,148,316
                                            ============          ============


OTHER ASSETS.

On April 1, 1995, the Company acquired, through the Subsidiary, an option to purchase all of the issued and outstanding shares of a privately held California corporation holding an interest in a previously uncontracted tract of land located near the Soledad site. The option called for an initial non-refundable payment of $100,000 in exchange for access to the property to evaluate the presence of mineral reserves for a period of nine months. At the end of the nine-month period, the Company chose to exercise its option to purchase the shares of the corporation by making the initial purchase payment of $250,000. This was followed by a second payment of $500,000 on July 1, 1997. An additional $750,000 was due upon reaching sustained production or July 1, 1999, whichever came first. In June 1999, the Subsidiary and the private corporation amended the original agreement to allow for a one year extension in exchange for $75,000 which was paid by the Subsidiary on June 30, 1999. A second extension to July 2001 is also available. These extension payments do not apply to the overall purchase price. The Company has no legal obligation to continue making payment and cannot perfect its rights as a shareholder of the corporation until full payment under the option is made. Upon commencement of commercial production, the Company will pay a royalty of 1% of gross smelter returns for a period of up to 60 years, not to exceed $60,000,000.


          [The balance of this page has been left blank intentionally.]

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES.

At December 31, 1999 and December 31, 1998, the Company had deferred tax assets of approximately $720,000 and $587,000, respectively, principally arising from net operating loss carry-forwards for income tax purposes offset by development costs expended for income tax purposes but capitalized for financial reporting purposes. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established at both December 31, 1999 and December 31, 1998.

As at December 31, 1999, the Company had net operating loss carry-forwards available to reduce taxable income in future years as follows:

               Country                      Amount          Expiration Dates
        -----------------------          -----------        ----------------
        United States - Federal          $17,500,000           2003 - 2019
        United States - AMT              $11,000,000           2003 - 2019
        Canada                           $ 1,200,000           2000 - 2006

     These financial statements do not reflect the potential effect on future income taxes of the application of these losses.


LONG-TERM DEBT.

Long-term debt consists of the following:

                                                           December 31, 1999      December 31, 1998
                                                           -----------------      -----------------
Note due to a corporation, payable in monthly
  installments of $9,275, including interest at
  prime plus 2% (10.5% at December 31, 1999),
  estimated to mature in June 2012 and
  collateralized by mineral property.                       $     771,125          $     803,230
9% note due an individual, payable in monthly
  installments of $600 including interest, maturing
  June 2006, collateralized by mineral property.                   35,310                 39,139
Other notes payable                                                    --                 17,067
                                                            -------------          -------------
Total long-term debt                                              806,435                859,436
Current maturities                                                 39,986                 51,686
                                                            -------------          -------------
Long-term debt, less current maturities                     $     766,449          $     807,750
                                                            =============          =============

Scheduled long-term maturities at December 31, 1999 are as follows:

     Year ending December 31,                                    Amount
                                                            -------------
            2000                                            $      39,986
            2001                                                   44,127
            2002                                                   48,699
            2003                                                   53,743
            2004                                                   59,311
            Thereafter                                            560,569
                                                            -------------
                                                            $     806,435
                                                            =============

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SHARE CAPITAL.

On July 20, 1999, 13,250,000 of unregistered common shares of the Company were issued upon the exercise of special warrants, which were issued on March 15, 1999, at a price of $0.26 (C$0.40) per share for gross proceeds of $3,472,450, (C$5,300,000), less agent fees of $121,535. In addition, the Company paid $166,620 in costs related to the private placement and issued 463,750 broker warrants which have a strike price of (C$0.60) and expire March 15, 2001.

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

STOCK OPTION PLAN.

Under its amended 1996 stock option plan, the Company may grant options to purchase up to 3,300,000 shares of common stock to officers, directors and employees. The exercise price for all stock options is the closing price of the Company's common shares in Canadian dollars as traded on The Toronto Stock Exchange on the date of grant. Options issued to directors who are not employees vest immediately. For all other options, the right to exercise vests over a two year period in equal increments on the date of grant and on each of the first two anniversaries of such date. All stock options issued and outstanding as of December 31, 1999 expire at a date determined by the Company's Board of Directors, not exceeding five years from the date of grant, or after 39 months from the date of grant if not specified.

On January 19, 1999, stock options to purchase up to 75,000 shares were granted to a director. The options are exercisable at the price of C$0.50 per share and expire on January 19, 2004.

On August 4, 1999 stock options to purchase up to 45,000 shares were granted to employees. The options are exercisable at the price of C$0.28 per share and expire on August 4, 2004.

On October 14, 1999, additional stock options to purchase up to 250,000 shares, in total, were granted to three directors of the Company. In addition, stock options to purchase up to a total of 75,000 common shares were granted to three employees of the Company. All of the options are exercisable at the price of C$0.60 per share and expire on October 14, 2004.

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

                          GOLDEN QUEEN MINING CO. LTD.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Also, on January 28, 1998, the exercise price of all outstanding options at that date held by directors and employees of the Company and its subsidiary with an exercise price of more than C$1.00 per share was reduced to C$1.00 per share. The Toronto Stock Exchange approved the repricing of the options subject to shareholder approval and, at the Annual General meeting of shareholders held on June 2, 1998, the shareholders approved the repricing.

The following is a summary of all stock option activity:

                                                    Year Ended                            Year Ended
                                                 December 31, 1999                     December 31, 1998
                                              Shares        Price Range           Shares          Price Range
                                          -------------   --------------        ------------    -------------
Options outstanding, beginning of period      2,195,000      C$0.55-1.00(1)        2,300,000      C$0.55-3.20
Options granted                                 445,000      C$0.28-0.60             125,000      C$1.00
Options exercised                                    --               --                  --               --
Options expired                                (455,000)     C$0.55-1.00(1)          230,000      C$0.55-1.00(1)
                                          -------------   --------------        ------------    -------------
Options outstanding, end of period            2,185,000      C$0.28-1.00(1)        2,195,000      C$0.55-1.00(1)
                                          =============   ==============        ============    =============
Options exercisable                           2,104,999      C$0.28-1.00(1)        2,171,668      C$0.55-1.00(1)
                                          =============   ==============        ============    =============

(1)  Reflective of the June 1998 repricing.


The following table summarizes information about fixed-price stock options outstanding at December 31, 1999:

                                                 OPTIONS OUTSTANDING       OPTIONS EXERCISABLE
                                         Weighted-            Weighted-                         Weighted-
                          Number          Average         Average Exercise     Number       Average Exercise
  Range of Prices      Outstanding    Contractual Life         Price         Exercisable         Price
------------------------------------------------------------------------------------------------------------
     C$1.00             1,740,000           1.3                C$1.00         1,740,000          C$1.00
     C$0.60               300,000           3.7                C$0.60           266,666          C$0.60
     C$0.50                75,000           4.0                C$0.50            75,000          C$0.50
     C$0.28                70,000           2.9                C$0.28            23,333          C$0.28
------------------------------------------------------------------------------------------------------------
  C$0.28 - $1.00        2,185,000           1.73               C$0.90         2,104,999          C$0.89

The Company accounts for stock-based compensation plans by applying APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options approximates the market price of the underlying stock at the date of grant, no compensation cost is recognized. The weighted average market at date of grant for options granted to employees in 1999 and 1998 was C$0.55 and C$1.00 per option.

SFAS Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and 1998, respectively: no dividend yield for each year; expected volatility of 51; and risk-free interest rates of 5.0 percent.

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Through 1998, the Company treated options issued to non-employee directors under the provisions of SFAS 123. Under new guidance issued by the United States Securities and Exchange Commission, the Company now treats such individuals under the provisions of APB No. 25. Therefore, the issues of options to directors who are not also employees of the Company did not result in any compensation expense during 1999. The results of this rule change are treated prospectively.

Under the accounting provisions of FAS 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                     Year Ended                Year Ended
                                 December 31, 1999         December 31, 1998
                                 -----------------         -----------------
     Net loss:
       As reported                   $(564,657)               $  (971,595)
       Pro forma                     $(688,340)               $(1,231,452)

     Loss per share:
       As reported                   $   (0.01)               $     (0.03)
       Pro forma                     $   (0.02)               $     (0.04)

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

During the year ended May 31, 1996, the Company entered into employment contracts with three of its executive officers. The agreements provide for the payment of salary and bonus, the granting of options, and certain employee benefits. The agreements also contain provisions for lump-sum payments based on the employee's salary upon termination for reasons other than for cause, up to an aggregate amount of $862,000. With the departure of two executive officers in 1999, and the third in February 2000, the Company is no longer committed to these contingencies. The actual cost to the Company for these commitments was $142,000 for the year ended December 31, 1999.

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

On December 30, 1994, the Company signed an amendment to a September 25, 1989 agreement of purchase for certain leasehold interests and unpatented claims. Under the terms of the amendment, the outstanding balance on the $150,000 note was canceled and a production royalty was granted on all products produced from the property up to a maximum payment of $300,000 plus simple interest. The outstanding balance on the canceled note was credited to mineral properties.

The Company has been named in a complaint filed in 1997 in the State of California Superior Court by an individual seeking unspecified compensatory and punitive damages associated with environmental contamination at a site unrelated to the Company or the Soledad Mountain project. Management and the Company's legal counsel believe the complaint is without merit, not applicable to the Company, and intends to vigorously defend its position.


RELATED PARTY TRANSACTIONS.

Jerrold W. Schramm, a director of Golden Queen is a partner of the law firm of Lawson Lundell Lawson & McIntosh, counsel to the Company. During the years ended December 31, 1999 and 1998, the Company paid Lawson Lundell Lawson & McIntosh $35,820 and $46,649 respectively for services rendered. No members of the firm of Lawson Lundell Lawson & McIntosh other than Mr. Schramm owned any shares of common stock of the Company, or rights or options to purchase such stock at December 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN QUEEN MINING CO. LTD.

By:  /s/ EDWARD G. THOMPSON
     ---------------------------------
     Edward G. Thompson, its President

     Date:     March 15th, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ GORDON C. GUTRATH
     -----------------------------
     Gordon C. Gutrath, a Director

     Date:     March 15th, 2000


By:  /s/ JERROLD W. SCHRAMM
     ------------------------------
     Jerrold W. Schramm, a Director

     Date:     March 15th, 2000


By:  /s/ EDWARD G. THOMPSON
     ------------------------------
     Edward G. Thompson, a Director

     Date:     March 15th, 2000


By: /s/ CHESTER SHYNKARYK
    ------------------------------
    Chester Shynkaryk, a Director

     Date:     March 15th, 2000


By:  /s/ STEVEN W. BANNING
     -----------------------------
     Steven W. Banning, a Director

     Date:     March 15th, 2000