Form 10QSB
period 2000-03-31
GOLDEN QUEEN MINING CO LTD
filed 2000-05-12
CIK 1025362

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______________ to _______________


                          GOLDEN QUEEN MINING CO. LTD.
             (Exact name of registrant as specified in its charter)


       Province of British Columbia                     0-21777                         84-1067416
(State or other jurisdiction of incorporation)  (Commission File Number)    (IRS Employer Identification No.)


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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the issuer's common stock at March 31, 2000 was 48,046,641 shares.

Transitional Small Business Disclosure Format:   Yes [ ]    No [X]

                          GOLDEN QUEEN MINING CO. LTD.
                QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY
                           PERIOD ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

PART I:   Financial Information                                             Page

       Item 1:  Consolidated Financial Statements ...........................  1

       Item 2:  Management's Discussion and Analysis or Plan of Operations... 11


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

                             GOLDEN QUEEN MINING CO. LTD.
                             (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED BALANCE SHEETS
                                    (U.S. DOLLARS)

                                                         March 31, 2000  December 31, 1999
                                                           (unaudited)      (audited)
                                                         ---------------------------------
Assets (Note: 2)
  Current assets:
   Cash and cash equivalents                              $    941,550    $  1,469,855
   Receivables                                                   4,786           6,664
   Prepaid expenses and other current assets                    33,361          58,759
                                                          ------------    ------------

   Total current assets                                        979,697       1,535,278

   Property and equipment, net                                 991,885       1,013,338
   Mineral properties                                       26,747,055      26,428,791
   Other assets                                              1,020,858       1,017,551
                                                          ------------    ------------

                                                          $ 29,739,495    $ 29,994,958
                                                          ============    ============

Liabilities and Shareholders' Equity (Note: 2)

  Current liabilities:
   Accounts payable                                       $     40,926    $     84,493
   Accrued liabilities                                          40,983          31,886
   Current maturities of long-term debt                          5,576          39,986
                                                          ------------    ------------

  Total current liabilities                                     87,485         156,365

  Long-term debt, less current maturities                      755,822         766,449
                                                          ------------    ------------

  Total liabilities                                            843,307         922,814
                                                          ------------    ------------

  Commitments and contingencies

Shareholders' equity:
  Preferred shares, no par, 3,000,000 shares
   authorized; no shares outstanding                                --              --
  Common shares, no par, 100,000,000 shares
   authorized; 48,046,641 shares issued and
   outstanding                                              34,155,989      34,155,989
  Deficit accumulated during the development stage
                                                            (5,259,801)     (5,083,845)
                                                          ------------    ------------

  Total shareholders' equity                                28,896,188      29,072,144
                                                          ------------    ------------

                                                          $ 29,739,495    $ 29,994,958
                                                          ============    ============

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENTS OF LOSS
                                 (U.S. DOLLARS)

                                   (UNAUDITED)

                                                                       Cumulative
                                                                      Amounts From
                                                                        Date of
                                                                       Inception
                                         Three Month    Three Month  (November 21,
                                        Period Ended   Period Ended  1985) through
                                          March 31,      March 31,      March 31,
                                            2000           1999           2000
-----------------------------------------------------------------------------------
General and administrative expense    $    194,404    $    230,197    $  5,082,672
Interest expense                                --              --         323,485
Interest income                            (18,110)         (9,299)     (1,060,714)
Other (income) expense, net                   (338)          5,838          58,422
Abandoned mineral interests                     --              --         277,251
                                      ============    ============    ============

Net loss                              $   (175,956)   $   (226,736)   $ (4,681,116)
                                      ============    ============    ============

Net loss per share                    $      (0.00)   $      (0.01)
                                      ============    ============

Weighted average shares outstanding     48,046,641      34,796,641
                                      ============    ============

                              GOLDEN QUEEN MINING CO. LTD.
                             (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                     (U.S. DOLLARS)

                                                               Deficit
From the Date of Inception                                    Accumulated
   (November 21, 1985)                                        During the       Total
         through                   Common                     Development   Shareholders'
     March 31, 2000                Shares         Amount        Stage          Equity
---------------------------------------------------------------------------------------
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

                              GOLDEN QUEEN MINING CO. LTD.
                             (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                     (U.S. DOLLARS)

                                                               Deficit
From the Date of Inception                                    Accumulated
   (November 21, 1985)                                        During the       Total
         through                   Common                     Development   Shareholders'
     March 31, 2000                Shares         Amount        Stage          Equity
---------------------------------------------------------------------------------------
Net loss for the year                    --            --      (285,391)      (285,391)
                                 -----------------------------------------------------
Balance, May 31, 1993             7,066,141     6,994,061      (767,942)     6,226,119

Issuance of common
  shares for cash                 5,834,491     1,536,260            --      1,536,260
Share issue costs                        --            --       (18,160)       (18,160)
Issuance of common
  shares for mineral property       128,493        23,795            --         23,795
Net loss for the year                    --            --      (158,193)      (158,193)
                                 -----------------------------------------------------
Balance, May 31, 1994            13,029,125     8,554,116      (944,295)     7,609,821

Issuance of common
  shares for cash                   648,900       182,866            --        182,866
Net loss for the year                    --            --      (219,576)      (219,576)
                                 -----------------------------------------------------
Balance, May 31, 1995            13,678,025     8,736,982    (1,163,871)     7,573,111

Issuance of common
  shares for cash                 2,349,160     2,023,268            --      2,023,268
Issuance of common
  shares for debt                   506,215       662,282            --        662,282
Issuance of 5,500,000
  special warrants                       --     9,453,437            --      9,453,437
Special warrants issue
  cost                                   --            --      (100,726)      (100,726)
Net loss for the year                    --            --      (426,380)      (426,380)
                                 -----------------------------------------------------
Balance, May 31, 1996            16,533,400    20,875,969    (1,690,977)    19,184,992

Issuance of common
  shares for cash                    18,000        10,060            --         10,060
Issuance of common
  shares for special
  warrants                        5,500,000            --            --             --
Special warrants issue
  cost                                   --            --      (123,806)      (123,806)
Net loss for the period                  --            --      (348,948)      (348,948)
                                 -----------------------------------------------------
Balance, December 31, 1996       22,051,400    20,886,029    (2,163,731)    18,722,298

                                GOLDEN QUEEN MINING CO. LTD.
                               (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                       (U.S. DOLLARS)

                                                                  Deficit
From the Date of Inception                                      Accumulated
   (November 21, 1985)                                           During the       Total
         through                     Common                     Development    Shareholders'
     March 31, 2000                  Shares         Amount         Stage          Equity
-------------------------------------------------------------------------------------------
Issuance of common
  shares for cash                    157,000        157,050             --         157,050
Issuance of 3,500,000
  special warrants                        --      5,287,315             --       5,287,315
Issuance of common
  shares for special warrants      3,500,000             --             --              --
Options to non-
  employee directors                      --         70,200             --          70,200
Special warrants issue cost               --             --       (163,313)       (163,313)
Net loss for the year                     --             --     (1,047,869)     (1,047,869)
                                  ---------------------------------------------------------
Balance, December 31, 1997        25,708,400     26,400,594     (3,374,913)     23,025,681

Issuance of common
  shares upon exercise
  of warrants                      1,834,300        857,283             --         857,283
Issuance of common
  shares through
  conversion of debt               2,017,941      1,000,000             --       1,000,000
Share issuance cost                       --             --         (6,060)         (6,060)
Issuance of common
  shares for cash                  5,236,000      2,439,753             --       2,439,753
Options and re-priced
  options to non-
  employee directors                      --        107,444             --         107,444
Net loss for the year                     --             --       (971,595)       (971,595)
                                  ---------------------------------------------------------
Balance, December 31, 1998        34,796,641     30,805,074     (4,352,568)     26,452,506

Issuance of 13,250,000
  special warrants                        --      3,350,915             --       3,350,915
Special warrants issue cost               --             --       (166,620)       (166,620)
Issuance of common shares for
  special warrants                13,250,000             --             --              --
Net loss for the year                     --             --       (564,657)       (564,657)
                                  ---------------------------------------------------------
Balance, December 31, 1999        48,046,641   $ 34,155,989   $ (5,083,845)   $ 29,072,144

Net loss for the period
(unaudited)                               --             --       (175,956)       (175,956)
                                  ---------------------------------------------------------
Balance, March 31, 2000
(unaudited)                       48,046,641   $ 34,155,989   $ (5,259,801)   $ 28,896,188
                                  =========================================================

                                   GOLDEN QUEEN MINING CO. LTD.
                                   (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED STATEMENTS OF CASH FLOW
                                          (U.S. DOLLARS)

                                            (UNAUDITED)

                         Increase (Decrease) in Cash and Cash Equivalents

                                                                                Cumulative Amounts
                                                                                   From Date of
                                    Three Month Period    Three Month Period    Inception (November
                                          Ended                 Ended            21, 1985) through
                                      March 31, 2000        March 31, 1999        March 31, 2000
                                    ------------------    ------------------    -------------------
Operating activities:
Net loss                             $       (175,956)     $       (226,736)     $     (4,681,116)
Adjustments to reconcile net
  loss to cash used in operating
  activities:
  Abandoned mineral interests                      --                    --               277,251
  Amortization and depreciation                21,355                20,693               299,999
  Loss (gain) on disposition of
    property and equipment                         62                    --                  (100)
Options to directors                               --                12,469               177,644

Changes in assets and liabilities:
  Receivables                                   1,878                 7,401                (4,786)
  Prepaid expenses and other
   current assets                              25,398                34,903               (33,361)
  Accounts payable and accrued
   liabilities                                (69,876)              (55,894)               46,503
                                     ================      ================      ================

Cash used in operating activities            (197,139)             (207,164)           (3,917,966)
                                     ================      ================      ================
Investment activities:
  Deferred exploration and
   development expenditures                  (195,738)             (295,505)          (21,687,867)
  Deposits on mineral properties                   --                    --            (1,020,858)
  Purchase of mineral properties             (122,526)             (174,007)           (5,206,228)
  Purchase of property and
   equipment                                   (3,307)               (4,677)           (1,312,638)
  Proceeds from sale of property
   and equipment                                   35                    --                20,853
                                     ================      ================      ================

Cash used in investment
  activities                                 (321,536)             (474,189)          (29,206,738)
                                     ================      ================      ================

Financing activities:
Borrowing under long-term debt                     --                    --             3,766,502
Payment of long-term debt                      (9,630)              (14,239)           (1,157,415)

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (U.S. DOLLARS)

                                   (UNAUDITED)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                Cumulative Amounts
                                                                                   From Date of
                                    Three Month Period    Three Month Period    Inception (November
                                          Ended                 Ended            21, 1985) through
                                      March 31, 2000        March 31, 1999        March 31, 2000
                                     ----------------      ----------------      ----------------
Issuance of common stock for
 cash                                              --                    --            13,086,902
Share issuance costs                               --                (7,883)             (578,685)
Net cash received from issuance
  of special warrants                              --               670,183            18,091,667
Issuance of common shares upon
  exercise of warrants                             --                    --               857,283
                                     ----------------      ----------------      ----------------
Cash provided by financing
  activities                                   (9,630)              648,061            34,066,254
                                     ----------------      ----------------      ----------------

Net change in cash and cash
  equivalents                                (528,305)              (33,292)              941,550

Cash and cash equivalents,
  beginning balance                         1,469,855             1,197,029                    --
                                     ----------------      ----------------      ----------------

Cash and cash equivalents,
  ending balance                     $        941,550      $      1,163,737      $        941,550
                                     ================      ================      ================

Supplemental disclosures of cash
flow information:

Cash paid during period for:
  Interest                           $         19,922      $        15,455       $        780,057
  Income taxes                       $             --      $            --       $             --

Non-cash financing and
  investing activities:
  Exchange of notes for common
   shares                            $             --      $            --       $      1,662,282
  Exchange of note for future
   royalty payments                  $             --      $            --       $        150,000
  Shares for mineral property        $             --      $            --       $        280,211
  Mineral property acquired
   through the issuance of long-
   term debt                         $             --      $            --       $      1,084,833

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1:  Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 1999 annual report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Note 2:  Financial Condition and Liquidity

The Company has had no revenues from operations since inception, has a deficit accumulated during the development stage of $5,259,801, and has been unable to obtain the necessary financing to complete current development activities or exit the development stage. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management believes that its ability to control current costs and its continued efforts at obtaining equity based financing to complete current development activities will provide sufficient cash to fund Company activities over the next 12 months. In addition, management believes the Company will ultimately be successful at securing debt, equity, or joint venture financing to fund construction of the operating facility at the Kern County, California precious metals mine site. The ability of the Company to obtain financing and adequately manage its expenses, and thus maintain solvency, is dependant on equity market conditions, the ability to find a joint venture partner, the market for precious metals, and / or the willingness of other parties to lend the Company money. While the Company has been successful at certain of these efforts in the past, there can be no assurance that current efforts will be successful.

Note 3:  U.S. and Canadian GAAP Differences

Under Canadian generally accepted accounting principals ("GAAP") options to purchase common stock granted to members of the Company's board of directors are treated under the intrinsic value method. That method has resulted in no charges to the Company's statement of loss for directors expense. Until January 1, 2000, under United States GAAP such options were treated under the fair value method prescribed by Financial Accounting Standards Board ("FASB") Statement No. 123 "Accounting for Stock-Based Compensation". For the three months ended March 31, 1999, the Company's net loss for U.S. GAAP purposes was $12,469 higher than for Canadian GAAP purposes because of this difference in treatment.

On March 31, 2000 the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25" ("the interpretation"). Among other issues, the interpretation allows stock options issued to members of the Company's board of directors to be treated under the intrinsic value method for U.S. GAAP purposes. The interpretation is effective July 1, 2000.

The Company has elected to not reflect any expense for options issued to directors during the three months ended March 31, 2000. In addition, the interpretation provides for a one-time adjustment to the Company's U.S. GAAP retained earnings to reverse any directors expense taken in previous periods under the guidance of FASB Statement No. 123. The adjustment for the Company will be $177,644 and will be reflected as income on July 1, 2000 for U.S. GAAP purposes.

Note 4:  Share Capital

On February 4, 2000, stock options to purchase up to a total of 325,000 shares were granted to three directors of the Company. The options are exercisable at the price of C$0.23 per share and, subject to certain circumstances, expire on February 4, 2005.


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

The Likelihood of Continued Losses from Operations. The Company has no revenue from mining operations and has incurred losses from inception through March 31, 2000 of approximately $4,681,000. It is anticipated that additional financing will be required during 2000 for continued operations. This trend is expected to continue for at least the next two years and is expected to reverse only if, as and when gold is produced from the Soledad Mountain Project.

The Need for Significant Additional Financing. The Company anticipates that it will need approximately $77,600,000 in additional financing to put the Soledad Mountain Project into production; an anticipated $66,300,000 will be used for capital expenditures with an estimated thirteen-month construction period and $11,300,000 will be used as working capital and for start-up expenditures. The Company expects to finance development from additional sales of common stock, from bank or other borrowings or, alternatively, through joint development with another mining company. However, it has no commitment for bank financing or for the underwriting of additional stock, and it is not a party to any agreement or arrangement providing for joint development. Whether and to what extent financing can be obtained will depend on a number of factors, not the least of which is the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of March 31, 2000, world gold prices were approximately $278 per ounce, a reduction of approximately 1% from prices a year ago. If gold prices do not strengthen, it may not be economical for the Company to put the Soledad Mountain Project into production.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

RESULTS OF OPERATIONS.

Overview. During the periods indicated in the discussion which follows the Company has been in the exploration stage of its business and therefore has earned no revenue from its operations. Variations in the level of expenses between periods have been as a result of the nature, timing and cost of the activities undertaken in the various periods. Financing of the continued exploration of the Soledad Mountain Project during such periods has been obtained through the sale of shares of common stock of the Company in predominantly offshore transactions and through borrowings.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999.

General and administrative expenses decreased to $194,000 for the three months ended March 31, 2000, from $230,000 for the three-month period ended March 31, 1999. The decrease is primarily due to a reduction in staffing and other cash conserving efforts.

No interest expense was recognized for the three-month period ended March 31, 2000, or for the three-month period ended March 31, 1999. Interest incurred on debt relating to the Company's investment in the Soledad Mountain Project is capitalized as part of mineral properties.

Interest income increased to $18,000 for the three-months ended March 31, 2000, from $9,000 for the three-month period ended March 31, 1999. The increase is primarily due to improved rates of return on investments.

As a result of the foregoing factors, the Company incurred a net loss of $176,000 for the three-months ended March 31, 2000, versus a net loss of $227,000 for the three-month period ended March 31, 1999.

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

The Company has had no reported revenues from operations since inception, and is in the exploration or development stage. During the period from inception through March 31, 2000, the Company used $3,918,000 in operating activities, primarily as the result of cumulative losses of $4,681,000 for the same period. During the same period, the Company used $29,207,000 in investing activities; these consisted of $27,915,000 in expenditures related to the Soledad Mountain Project and fixed asset purchases of $1,313,000. These operating and investing activities were financed by net borrowings of $2,609,000 under various long-term debt arrangements, and from the sale of $31,450,000 of equity securities.

At March 31, 2000, the Company held $942,000 in cash and cash equivalents. As is discussed below under the heading "Plan of Operations", significant additional funds will be needed to put the Soledad Mountain Project into production. These funds are expected to come from additional sales of common stock and from bank or other borrowings. Alternatively, the Company may decide to enter into a joint development or other similar arrangement with another mining company to develop the project. The Company does not have a commitment for bank financing or for the underwriting of additional shares of its common stock, and is not a party to any agreement or arrangement providing for the joint development of the Soledad Mountain Project. Whether and to what extent additional or alternative financing options are pursued by the Company will depend on a number of important factors, including the results of further development activities at the Soledad Mountain Project, management's assessment of the financial markets, the overall capital requirements for development of the project, and the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of March 31, 2000, world gold prices were approximately $278 per ounce, a reduction of approximately 1% from prices a year ago, and a reduction of approximately 8% from prices two years ago. The project may not be economical at current world gold prices and may not be economical until prices strengthen.

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

The Company is currently evaluating the potential for the production and sale of aggregates from the Soledad Mountain Project. The Company believes waste rock and leached ore have several construction-related applications, and that the project's proximity to major north-south and east-west railroad lines enhances the potential of such a business. Neither of the feasibility studies referred to above nor any other revenue and cost figures contained in this report take such business into account.

PERMITTING.

All significant permitting requirements for the Soledad Mountain Project were completed in late 1997. Pending the procurement of project financing, the Company can commence construction of surface infrastructure and processing facilities, and, following that, can begin commercial production of gold and silver from the project.


         [The balance of this page has been intentionally left blank.]

                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits. A financial data schedule is filed as exhibit no. 27 to this report. No other exhibits are filed as part of this report.

Form 8-K Reports. The Company filed no reports on Form 8-K during the first quarter of 2000.


         [The balance of this page has been intentionally left blank.]

                                   SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Golden Queen Mining Co. Ltd.

                                       By: /s/ EDWARD G. THOMPSON
                                           -------------------------
                                           Edward G. Thompson, its President