Form 10QSB
period 2000-06-30
GOLDEN QUEEN MINING CO LTD
filed 2000-08-14
CIK 1025362

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURUSANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________


                          GOLDEN QUEEN MINING CO. LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Province of British Columbia              0-21777               Not Applicable
----------------------------           ------------          -------------------
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the issuer's common stock at June 30, 2000 was 48,046,641 shares.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          GOLDEN QUEEN MINING CO. LTD.
                QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

PART I:  Financial Information                                              Page

     Item 1: Consolidated Financial Statements............................    1
     Item 2: Management's Discussion and Analysis or Plan of Operations...   12


Part II: Other Information

     Item 4: Submission of Matters to a Vote of Security Holders..........   15
     Item 6: Exhibits and Reports on Form 8-K.............................   16


SIGNATURES................................................................   17

EXHIBIT NO. 27............................................................   18

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

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                 (U.S. DOLLARS)

                                               June 30, 2000  December 31, 1999
                                                (unaudited)       (audited)
                                                ------------    ------------
Assets (Note 2)
  Current assets:
    Cash and cash equivalents                   $    567,643    $  1,469,855
    Receivables                                        2,109           6,664
    Prepaid expenses and other current assets         18,116          58,759
                                                ------------    ------------
  Total current assets                               587,868       1,535,278

    Property and equipment, net                      967,853       1,013,338
    Mineral properties                            27,092,071      26,428,791
    Other assets                                   1,021,001       1,017,551
                                                ------------    ------------
                                                $ 29,668,793    $ 29,994,958
                                                ============    ============

Liabilities and Shareholders' Equity (Note 2)
  Current liabilities:
    Accounts payable                            $     56,983    $     84,493
    Accrued liabilities                               11,371          31,886
    Current maturities of long-term debt              42,006          39,986
                                                ------------    ------------
  Total current liabilities                          110,360         156,365
  Long-term debt, less current maturities            744,929         766,449
                                                ------------    ------------
  Total liabilities                                  855,289         922,814
                                                ------------    ------------
  Commitments and contingencies

Shareholders' equity:
  Preferred shares, no par, 3,000,000 shares
    authorized; no shares outstanding                     --              --
  Common shares, no par, 100,000,000 shares
    authorized; 48,046,641 shares issued and
    outstanding                                   34,155,989      34,155,989

Deficit accumulated during development stage      (5,342,485)     (5,083,845)
                                                ------------    ------------
  Total shareholders' equity                      28,813,504      29,072,144
                                                ------------    ------------
                                                $ 29,668,793    $ 29,994,958
                                                ============    ============

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENTS OF LOSS
                                 (U.S. DOLLARS)

                                   (UNAUDITED)

                                                                                  Cumulative
                                                                                 Amounts From
                                                                                   Date of
                                                                                  Inception
                      Three Month    Three Month     Six Month      Six Month    (November 21,
                     Period Ended   Period Ended   Period Ended   Period Ended   1985) through
                     June 30, 2000  June 30, 1999  June 30, 2000  June 30, 1999  June 30, 2000
----------------------------------------------------------------------------------------------
General and
administrative
expense              $    90,430    $   136,346    $   285,697    $   367,657    $ 5,173,965

Interest expense              --             --             --             --        323,485

Interest income           (6,332)       (26,049)       (24,442)       (35,230)    (1,067,046)

Other expense
(income), net             (2,274)        (2,753)        (2,615)         3,084         56,148

Abandoned mineral
properties                    --             --             --             --        277,251
                     -----------    -----------    -----------    -----------    -----------

Net loss             $   (81,824)   $  (107,544)   $  (258,640)   $  (335,511)   $(4,763,803)
                     ===========    ===========    ===========    ===========    ===========

Net loss per share   $     (0.00)   $     (0.00)   $     (0.01)   $     (0.01)
                     ===========    ===========    ===========    ===========
Weighted average
shares outstanding    48,046,641     34,796,641     48,046,641     34,796,641
                     ===========    ===========    ===========    ===========

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (U.S. DOLLARS)

                                                              Deficit
 From the Date of Inception                                 Accumulated
    (November 21, 1985)                                     During the        Total
        through                   Common                    Development    Shareholders'
     June 30, 2000                Shares        Amount         Stage          Equity
----------------------------------------------------------------------------------------
 November 21, 1985
 Issuance of common
   shares for cash               1,425,001    $   141,313    $        --    $   141,313
 Net loss for the year                  --             --        (15,032)       (15,032)
                                --------------------------------------------------------
 Balance, May 31, 1986           1,425,001        141,313        (15,032)       126,281

 Issuance of common
   shares for cash                 550,000        256,971             --        256,971

 Issuance of common
   shares for mineral property      25,000         13,742             --         13,742

 Net loss for the year                  --             --        (58,907)       (58,907)
                                --------------------------------------------------------
 Balance, May 31, 1987           2,000,001        412,026        (73,939)       338,087

 Issuance of common
   shares for cash               1,858,748      1,753,413             --      1,753,413

 Net income for the year                --             --         38,739         38,739
                                --------------------------------------------------------
 Balance, May 31, 1988           3,858,749      2,165,439        (35,200)     2,130,239

 Issuance of common
   shares for cash               1,328,750      1,814,133             --      1,814,133

 Issuance of common
   shares for mineral property     100,000        227,819             --        227,819

 Net loss for the year                  --             --       (202,160)      (202,160)
                                --------------------------------------------------------
 Balance, May 31, 1989           5,287,499      4,207,391       (237,360)     3,970,031

 Issuance of common
   shares for cash               1,769,767      2,771,815             --      2,771,815

 Issuance of common
   shares for mineral property       8,875         14,855             --         14,855

 Net loss for the year                  --             --       (115,966)      (115,966)
                                --------------------------------------------------------
 Balance, May 31, 1990           7,066,141      6,994,061       (353,326)     6,640,735

 Net income for the year                --             --         28,706         28,706
                                --------------------------------------------------------
 Balance, May 31, 1991           7,066,141      6,994,061       (324,620)     6,669,441

 Net loss for the year                  --             --       (157,931)      (157,931)
                                --------------------------------------------------------
 Balance, May 31, 1992           7,066,141      6,994,061       (482,551)     6,511,510

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (U.S. DOLLARS)

                                                              Deficit
 From the Date of Inception                                 Accumulated
    (November 21, 1985)                                     During the        Total
        through                   Common                    Development    Shareholders'
     June 30, 2000                Shares        Amount         Stage          Equity
----------------------------------------------------------------------------------------

Net loss for the year                   --          --          (285,391)      (285,391)
                                --------------------------------------------------------
Balance, May 31, 1993            7,066,141    6,994,061         (767,942)     6,226,119

Issuance of common
  shares for cash                5,834,491    1,536,260               --      1,536,260

Share issue costs                       --           --          (18,160)       (18,160)

Issuance of common
  shares for mineral property      128,493       23,795               --         23,795

Net loss for the year                   --           --         (158,193)      (158,193)
                                --------------------------------------------------------
Balance, May 31, 1994           13,029,125    8,554,116         (944,295)     7,609,821

Issuance of common
  shares for cash                  648,900      182,866               --        182,866

Net loss for the year                   --           --         (219,576)      (219,576)
                                --------------------------------------------------------
Balance, May 31, 1995           13,678,025    8,736,982       (1,163,871)     7,573,111

Issuance of common
  shares for cash                2,349,160    2,023,268               --      2,023,268

Issuance of common
  shares for debt                  506,215      662,282               --        662,282

Issuance of 5,500,000
  special warrants                      --    9,453,437               --      9,453,437

Special warrants issue
  cost                                  --           --         (100,726)      (100,726)

Net loss for the year                   --           --         (426,380)      (426,380)
                                --------------------------------------------------------
Balance, May 31, 1996           16,533,400   20,875,969       (1,690,977)    19,184,992

Issuance of common
  shares for cash                   18,000       10,060               --         10,060

Issuance of common
  shares for special
  warrants                       5,500,000           --               --             --

Special warrants issue
  cost                                  --           --         (123,806)      (123,806)

Net loss for the period                 --           --         (348,948)      (348,948)
                                --------------------------------------------------------
Balance, December 31, 1996      22,051,400   20,886,029       (2,163,731)    18,722,298

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (U.S. DOLLARS)

                                                              Deficit
 From the Date of Inception                                 Accumulated
    (November 21, 1985)                                     During the        Total
        through                   Common                    Development    Shareholders'
     June 30, 2000                Shares        Amount         Stage          Equity
----------------------------------------------------------------------------------------

Issuance of common
  shares for cash                  157,000      157,050               --        157,050

Issuance of 3,500,000
  special warrants                      --    5,287,315               --      5,287,315

Issuance of common
  shares for special warrants    3,500,000           --               --             --

Options to non-
  employee directors                    --       70,200               --         70,200

Special warrants issue cost             --           --         (163,313)      (163,313)

Net loss for the year                   --           --       (1,047,869)    (1,047,869)
                                --------------------------------------------------------
Balance, December 31, 1997      25,708,400   26,400,594       (3,374,913)    23,025,681

Issuance of common
  shares upon exercise
  of warrants                    1,834,300      857,283               --        857,283

Issuance of common
  shares through
  conversion of debt             2,017,941    1,000,000               --      1,000,000

Share issuance cost                     --           --           (6,060)        (6,060)

Issuance of common
  shares for cash                5,236,000    2,439,753               --      2,439,753

Options and re-priced
  options to non-
  employee directors                    --      107,444               --        107,444

Net loss for the year                   --           --         (971,595)      (971,595)
                                --------------------------------------------------------
Balance, December 31, 1998      34,796,641   30,805,074       (4,352,568)    26,452,506

Issuance of 13,250,000
  special warrants                      --    3,350,915               --      3,350,915

Special warrants issue cost             --           --         (166,620)      (166,620)

Issuance of common
  shares for special warrants   13,250,000

Net loss for the year                   --           --         (564,657)      (564,657)
                                --------------------------------------------------------
Balance, December 31, 1999      48,046,641  $34,155,989      $(5,083,845)   $29,072,144

Net loss for the period
(unaudited)                             --           --         (258,640)      (258,640)

Balance, June 30, 2000
(unaudited)                     48,046,641  $34,155,989      $(5,342,485)   $28,813,504
                                ========================================================

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (U.S. DOLLARS)

                                   (UNAUDITED)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                         Cumulative Amounts
                                                                             From Date of
                                   Six Month Period   Six Month Period   Inception (November
                                         Ended             Ended          21, 1985) through
                                     June 30, 2000      June 30, 1999       June 30, 2000
                                     ------------       ------------        ------------
Operating activities:
Net loss                             $   (258,640)      $   (335,511)       $ (4,763,800)
Adjustments to reconcile net
  loss to cash used in operating
  activities:
  Abandoned mineral properties                 --                 --             277,251
  Amortization and depreciation            42,461             41,420             321,105
  (Gain) Loss on disposition of
  property and equipment                   (1,012)             1,216              (1,174)
Options to directors                           --             12,469             177,644

Changes in assets and liabilities:
  Receivables                               4,555            (20,606)             (2,109)
  Prepaid expenses and other
    current assets                         37,193              8,851             (21,566)
  Accounts payable and accrued
    liabilities                           (48,025)           121,051              68,354
                                     ------------       ------------        ------------
Cash used in operating activities        (223,468)          (171,110)         (3,944,295)
                                     ------------       ------------        ------------
Investment activities:
  Deferred exploration and
    development expenditures             (422,141)          (861,715)        (21,914,270)
  Deposits on mineral properties               --            (79,126)         (1,017,551)
  Purchase of mineral properties         (241,139)          (270,968)         (5,324,841)
  Purchase of property and
    equipment                                  --             (5,128)         (1,312,638)
  Proceeds from sale of property
    and equipment                           4,036                 --              24,854
                                     ------------       ------------        ------------
Cash used in investment
  activities                             (659,244)        (1,216,937)        (29,544,446)
                                     ------------       ------------        ------------
Financing activities:
Borrowing under long-term debt                 --                 --           3,766,502
Payment of long-term debt                 (19,500)           (35,085)         (1,167,285)

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (U.S. DOLLARS)

                                   (UNAUDITED)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                         Cumulative Amounts
                                                                             From Date of
                                   Six Month Period   Six Month Period   Inception (November
                                         Ended             Ended          21, 1985) through
                                     June 30, 2000      June 30, 1999       June 30, 2000
                                     ------------       ------------        ------------
Issuance of common stock for
  cash                                         --                 --          13,086,902
Share issuance costs                           --           (109,726)           (578,685)
Net cash received from issuance
  of  special warrants                         --          2,010,549          18,091,667
Issuance of common shares upon
  exercise of warrants                         --                 --             857,283
                                     ------------       ------------        ------------
Cash (used in) provided by
  financing activities                    (19,500)         1,865,738          34,056,384
                                     ------------       ------------        ------------
Net change in cash and cash
  equivalents                            (902,212)           477,691             567,643

Cash and cash equivalents,
  beginning balance                     1,469,855          1,197,029                  --
                                     ------------       ------------        ------------
Cash and cash equivalents,
  ending balance                     $    567,643       $  1,674,720        $    567,643
                                     ============       ============        ============

Supplemental disclosures of cash
  flow information:

Cash paid during period for:
  Interest                           $     39,592       $     37,166        $    799,728
  Income taxes                       $         --       $         --        $         --

Non-cash financing and
  investing activities:

  Exchange of notes for common
    shares                           $         --       $         --        $  1,662,282
  Exchange of note for future
    royalty payments                 $         --       $         --        $    150,000
  Shares for mineral property        $         --       $         --        $    280,211
  Mineral property acquired
    through the issuance of long-
    term debt                        $         --       $         --        $  1,084,833

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1: Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 1999 annual report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Note 2: Financial Condition and Liquidity

The Company has had no revenues from operations since inception, has a deficit accumulated during the development stage of $5,342,485, and has been unable to obtain the necessary financing to complete current development activities or exit the development stage. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management will use its best efforts to control current costs and obtain debt, equity, or joint venture financing in order to complete current development activities and provide sufficient cash to fund Company activities over the next 12 months. During the third quarter, management will review the feasibility study update and the current value of Soledad Mountain Project assets. In addition, management believes the Company will ultimately be successful at securing debt, equity, or joint venture financing to fund construction of the operating facility at the Kern County, California precious metals mine site. The ability of the Company to obtain financing and adequately manage its expenses, and thus maintain solvency, is dependant on equity market conditions, the ability to find a joint venture partner, the market for precious metals, and / or the willingness of other parties to lend the Company money. While the Company has been successful at certain of these efforts in the past, there can be no assurance that current efforts will be successful.

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

The Company has elected to not reflect any expense for options issued to directors during the six months ended June 30, 2000. In addition, the interpretation provides for a one-time adjustment to the Company's U.S. GAAP retained earnings to reverse any directors expense taken in previous periods under the guidance of FASB Statement No. 123. The adjustment for the Company will be $177,644 and will be reflected as income on July 1, 2000 for U.S. GAAP purposes.

Note 4: Share Capital

On February 4, 2000, stock options to purchase up to a total of 235,000 common shares were granted to three non-employee directors of the Company. The options are exercisable at the price of C$0.23 per share and expire on February 4, 2005.


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

The Likelihood of Continued Losses from Operations. The Company has no revenue from mining operations and has incurred losses from inception through June 30, 2000 of approximately $4,764,000. It is anticipated that additional financing will be required in the second half of 2000 for continued operations. This trend is expected to continue for at least the next two years and is expected to reverse only if, as and when gold is produced from the Soledad Mountain Project.

The Need for Significant Additional Financing. The Company anticipates that it will need approximately $78,000,000 in additional financing to put the Soledad Mountain Project into production; an anticipated $66,300,000 will be used for capital expenditures with an estimated thirteen-month construction period and $11,300,000 will be used as working capital and for start-up expenditures. The Company expects to finance development from additional sales of common stock, from bank or other borrowings or, alternatively, through joint development with another mining company. However, it has no commitment for bank financing or for the underwriting of additional stock, and it is not a party to any agreement or arrangement providing for joint development. Whether and to what extent financing can be obtained will depend on a number of factors, not the least of which is the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of June 30, 2000, world gold prices were approximately $291 per ounce, an increase of approximately 11% from prices a year ago. If gold prices do not continue to strengthen, it may not be economical for the Company to put the Soledad Mountain Project into production.

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

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999.

General and administrative expenses decreased to $90,000 for the three months ended June 30, 2000, from $136,000 for the three-month period ended June 30, 1999. The decrease is primarily due to a reduction in staffing and other cash conserving efforts.

Interest income was approximately $6,000 for the three months ended June 30, 2000, and $26,000 for the three-month period ended June 30, 1999 resulting from a lower balance of invested funds. As a result of the foregoing factors, the Company incurred a net loss of $82,000 for the three months ended June 30, 2000, versus a net loss of $108,000 for the three-month period ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

General and administrative expenses decreased to $286,000 for the six months ended June 30, 2000, from $368,000 for the six-month period ended June 30, 1999. The decrease is primarily due to a reduction in staffing and other related costs.

No interest expense was recognized for the six month period ended June 30, 2000 or for the six-month period ended June 30, 1999. Interest incurred on debt relating to the Company's investment in the Soledad Mountain Project is capitalized as part of mineral properties.

Interest income was approximately $24,000 for the six months ended June 30, 2000, and $35,000 for the six-month period ended June 30, 1999. As a result of the foregoing factors, the Company incurred a net loss of $259,000 for the six months ended June 30, 2000, versus a net loss of $336,000 for the six-month period ended June 30, 1999.

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

The Company has had no reported revenues from operations since inception, and is in the exploration or development stage. During the period from inception through June 30, 2000, the Company used $3,944,000 in operating activities, primarily as the result of cumulative losses of $4,764,000 for the same period. During the same period, the Company used $29,544,000 in investing activities; these consisted of $28,257,000 in expenditures related to the Soledad Mountain

Project and fixed asset purchases of $1,313,000. These operating and investing activities were financed by net borrowings of $2,599,000 under various long-term debt arrangements, and from the sale of $30,600,000 of equity securities.

At June 30, 2000, the Company held $568,000 in cash and cash equivalents. As is discussed below under the heading "Plan of Operations", significant additional funds will be needed to put the Soledad Mountain Project into production. These funds are expected to come from additional sales of common stock and from bank or other borrowings. Alternatively, the Company may decide to enter into a joint development or other similar arrangement with another mining company to develop the project. The Company does not have a commitment for bank financing or for the underwriting of additional shares of its common stock, and is not a party to any agreement or arrangement providing for the joint development of the Soledad Mountain Project. Whether and to what extent additional or alternative financing options are pursued by the Company will depend on a number of important factors, including the results of further development activities at the Soledad Mountain Project, management's assessment of the financial markets, the overall capital requirements for development of the project, and the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of June 30, 2000, world gold prices were approximately $291 per ounce, an increase of approximately 11% from prices a year ago, and a reduction of approximately 2% from prices two years ago. The project may not be economical at current world gold prices and may not be economical until prices strengthen.

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

PERMITTING.

All major permitting requirements for the Soledad Mountain Project were completed in late 1997. Pending the procurement of project financing, the Company can commence construction of surface infrastructure and processing facilities, and, following that, can begin commercial production of gold and silver from the project.

          [The balance of this page has been intentionally left blank.]

                                     PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual General and Extraordinary Meeting of the holders of Common Shares of the Company held on June 7, 2000, the shareholders voted on the following matters:

1. ELECTION OF DIRECTORS. The following nominees were elected as directors to serve until the next annual general meeting of the shareholders:

     Steven W. Banning

          For: 16,633,263

          Against or Withheld: 207,014

          Brokers' Abstention of Non-Votes: 5,300

     Gordon Gutrath

          For: 16,839,157

          Against or Withheld: 1,120

          Brokers' Abstention of Non-Votes: 5,300

     Jerrold W. Schramm

          For: 16,839,157

          Against or Withheld: 1,120

          Brokers' Abstention of Non-Votes: 5,300

     Chester Shynkaryk

          For: 16,839,157

          Against or Withheld: 1,120

          Brokers' Abstention of Non-Votes: 5,300

     Edward G. Thompson

          For: 16,839,157

          Against or Withheld: 1,120

          Brokers' Abstention of Non-Votes: 5,300 2.

2. APPOINTMENT OF AUDITORS. The shareholders approved the reappointment of BDO Dunwoody as auditor of the Company until the next annual general shareholder meeting.

          For: 16,836,277

          Against or Withheld: 1,500

          Brokers' Abstention or Non-Votes: 7,800

3. REMUNERATION OF AUDITORS. The shareholders authorized the directors to fix the remuneration to be paid the auditors.

          For: 16,834,057

          Against or Withheld: 3,620

          Brokers' Abstention or Non-Votes: 7,900

4. APPROVAL OF GRANT OF STOCK OPTIONS: The shareholders ratified, confirmed, and approved the grant to Steven W. Banning of options to purchase 115,000 Common shares, exercisable for a period of five years at a price of C$0.23 per share.

          For: 16,259,181

          Against or Withheld: 466,541

          Brokers' Abstention or Non-Votes: 57,855

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits. A financial data schedule is filed as exhibit no. 27 to this report. No other exhibits are filed as part of this report.

Form 8-K Reports. The Company filed no reports on Form 8-K during the second quarter of 2000.


          [The balance of this page has been intentionally left blank.]

                                   SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Golden Queen Mining Co. Ltd.

                          By: /s/ EDWARD G. THOMPSON
                              ----------------------
                              Edward G. Thompson, its
                              President and CEO