Form 10QSB
period 2000-09-30
GOLDEN QUEEN MINING CO LTD
filed 2000-11-21
CIK 1025362

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURUSANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______________ to _______________


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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the issuer's common stock at September 30, 2000 was 48,046,641 shares.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          GOLDEN QUEEN MINING CO. LTD.
                QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

PART I:  Financial Information                                              Page

         Item 1: Consolidated Financial Statements.......................     1

         Item 2: Management's Discussion and Analysis or Plan of
                 Operations..............................................    12


Part II: Other Information

         Item 4: Submission of Matters to a Vote of Security Holders.....    15

         Item 5: Other Information.......................................    15

         Item 6: Exhibits and Reports on Form 8-K........................    15


SIGNATURES...............................................................    16


EXHIBIT NO. 27...........................................................    17

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

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                 (U.S. DOLLARS)

                                                September 30,   December 31,
                                                    2000            1999
                                                 (unaudited)      (audited)
                                                ------------    ------------
Assets (Note 2)
  Current assets:
   Cash and cash equivalents                    $    264,807    $  1,469,855
   Receivables                                         1,719           6,664
   Prepaid expenses and other current assets          37,946          58,759
                                                ------------    ------------

   Total current assets                              304,472       1,535,278

   Property and equipment, net                       945,869       1,013,338
   Mineral properties                             27,279,363      26,428,791
   Other assets                                    1,101,004       1,017,551
                                                ------------    ------------

                                                $ 29,630,708    $ 29,994,958
                                                ============    ============

Liabilities and Shareholders' Equity (Note 2)

  Current liabilities:
   Accounts payable                             $     57,878    $     84,493
   Accrued liabilities                                17,205          31,886
   Current maturities of long-term debt               31,432          39,986
                                                ------------    ------------

  Total current liabilities                          106,515         156,365

  Long-term debt, less current maturities            746,321         766,449
                                                ------------    ------------

  Total liabilities                                  852,836         922,814
                                                ------------    ------------

  Commitments and contingencies

Shareholders' equity:
  Preferred shares, no par, 3,000,000 shares
   authorized; no shares outstanding                      --              --
  Common shares, no par, 100,000,000 shares
   authorized; 48,046,641 shares issued and
   outstanding                                    33,978,345      34,155,989

Deficit accumulated during development stage      (5,200,473)     (5,083,845)
                                                ------------    ------------

  Total shareholders' equity                      28,777,872      29,072,144
                                                ------------    ------------

                                                $ 29,630,708    $ 29,994,958
                                                ============    ============

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENTS OF LOSS
                                 (U.S. DOLLARS)

                                   (UNAUDITED)

                                                                                           Cumulative
                                                                                          Amounts From
                                                                                             Date of
                                                                                            Inception
                           Three Month     Three Month     Nine Month      Nine Month     (November 21,
                          Period Ended    Period Ended    Period Ended    Period Ended    1985) through
                          September 30,   September 30,   September 30,   September 30,   September 30,
                              2000            1999            2000            1999            2000
------------------------------------------------------------------------------------------------------

General and
administrative
expense                   $     41,049    $    191,812    $    326,593    $    559,423    $  5,214,861
Interest expense                    --              --              --              --         323,485
Interest income                 (5,049)        (45,022)        (29,491)        (80,210)     (1,072,095)
Other expense
(income),                         (218)          6,338          (2,830)          9,423          55,930
Abandoned mineral
properties                          --              --              --              --         277,251
                          ------------    ------------    ------------    ------------    ------------
Net loss before
cumulative effect of
change in accounting
principle                      (35,782)       (153,128)       (294,272)       (488,636)     (4,799,432)
                          ------------    ------------    ------------    ------------    ------------
Cumulative effect of
change in accounting
for stock options
(Note 3)                       177,644              --         177,644              --         177,644
                          ------------    ------------    ------------    ------------    ------------

Net income (loss)         $    141,862    $   (153,128)   $   (116,628)   $   (488,636)   $ (4,621,788)
                          ============    ============    ============    ============    ============

Net loss per share
before cumulative
effect of change in
accounting principle      $      (0.00)   $      (0.00)   $      (0.01)   $      (0.01)
                          ============    ============    ============    ============

Net earnings (loss) per
share                     $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                          ============    ============    ============    ============

Weighted average
shares outstanding          48,046,641      45,310,228      48,046,641      38,339,681
                          ============    ============    ============    ============

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (U.S. DOLLARS)

                                                              Deficit
 From the Date of Inception                                 Accumulated
    (November 21, 1985)                                     During the       Total
         through                   Common                   Development   Shareholders'
    September 30, 2000             Shares       Amount         Stage         Equity
---------------------------------------------------------------------------------------
November 21, 1985
Issuance of common
  shares for cash                 1,425,001   $   141,313   $        --   $   141,313
Net loss for the year                    --            --       (15,032)      (15,032)
                                -------------------------------------------------------
Balance, May 31, 1986             1,425,001       141,313       (15,032)      126,281

Issuance of common
  shares for cash                   550,000       256,971            --       256,971
Issuance of common
  shares for mineral property        25,000        13,742            --        13,742
Net loss for the year                    --            --       (58,907)      (58,907)
                                -------------------------------------------------------
Balance, May 31, 1987             2,000,001       412,026       (73,939)      338,087

Issuance of common
  shares for cash                 1,858,748     1,753,413            --     1,753,413
Net income for the year                  --            --        38,739        38,739
                                -------------------------------------------------------
Balance, May 31, 1988             3,858,749     2,165,439       (35,200)    2,130,239

Issuance of common
  shares for cash                 1,328,750     1,814,133            --     1,814,133
Issuance of common
  shares for mineral property       100,000       227,819            --       227,819
Net loss for the year                    --            --      (202,160)     (202,160)
                                -------------------------------------------------------
Balance, May 31, 1989             5,287,499     4,207,391      (237,360)    3,970,031

Issuance of common
  shares for cash                 1,769,767     2,771,815            --     2,771,815
Issuance of common
  shares for mineral property         8,875        14,855            --        14,855
Net loss for the year                    --            --      (115,966)     (115,966)
                                -------------------------------------------------------
Balance, May 31, 1990             7,066,141     6,994,061      (353,326)    6,640,735

Net income for the year                  --            --        28,706        28,706
                                -------------------------------------------------------
Balance, May 31, 1991             7,066,141     6,994,061      (324,620)    6,669,441

Net loss for the year                    --            --      (157,931)     (157,931)
                                -------------------------------------------------------
Balance, May 31, 1992             7,066,141     6,994,061      (482,551)    6,511,510

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (U.S. DOLLARS)

                                                                Deficit
 From the Date of Inception                                   Accumulated
    (November 21, 1985)                                       During the      Total
         through                   Common                     Development  Shareholders'
    September 30, 2000             Shares        Amount          Stage        Equity
----------------------------------------------------------------------------------------
Net loss for the year                    --            --      (285,391)      (285,391)
                               ---------------------------------------------------------
Balance, May 31, 1993             7,066,141     6,994,061      (767,942)     6,226,119

Issuance of common
  shares for cash                 5,834,491     1,536,260            --      1,536,260
Share issue costs                        --            --       (18,160)       (18,160)
Issuance of common
  shares for mineral property       128,493        23,795            --         23,795
Net loss for the year                    --            --      (158,193)      (158,193)
                               ---------------------------------------------------------
Balance, May 31, 1994            13,029,125     8,554,116      (944,295)     7,609,821

Issuance of common
  shares for cash                   648,900       182,866            --        182,866
Net loss for the year                    --            --      (219,576)      (219,576)
                               ---------------------------------------------------------
Balance, May 31, 1995            13,678,025     8,736,982    (1,163,871)     7,573,111

Issuance of common
  shares for cash                 2,349,160     2,023,268            --      2,023,268
Issuance of common
  shares for debt                   506,215       662,282            --        662,282
Issuance of 5,500,000
  special warrants                       --     9,453,437            --      9,453,437
Special warrants issue
  cost                                   --            --      (100,726)      (100,726)
Net loss for the year                    --            --      (426,380)      (426,380)
                               ---------------------------------------------------------
Balance, May 31, 1996            16,533,400    20,875,969    (1,690,977)    19,184,992

Issuance of common
  shares for cash                    18,000        10,060            --         10,060
Issuance of common
  shares for special
  warrants                        5,500,000            --            --             --
Special warrants issue
  cost                                   --            --      (123,806)      (123,806)
Net loss for the period                  --            --      (348,948)      (348,948)
                               ---------------------------------------------------------
Balance, December 31, 1996       22,051,400    20,886,029    (2,163,731)    18,722,298

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (U.S. DOLLARS)

                                                                  Deficit
 From the Date of Inception                                     Accumulated
    (November 21, 1985)                                         During the         Total
         through                    Common                      Development     Shareholders'
    September 30, 2000              Shares         Amount          Stage           Equity
---------------------------------------------------------------------------------------------
Issuance of common
  shares for cash                    157,000        157,050              --         157,050
Issuance of 3,500,000
  special warrants                        --      5,287,315              --       5,287,315
Issuance of common
  shares for special warrants      3,500,000             --              --              --
Options to non-
  employee directors                      --         70,200              --          70,200
Special warrants issue cost               --             --        (163,313)       (163,313)
Net loss for the year                     --             --      (1,047,869)     (1,047,869)
                                -------------------------------------------------------------
Balance, December 31, 1997        25,708,400     26,400,594      (3,374,913)     23,025,681

Issuance of common
  shares upon exercise
  of warrants                      1,834,300        857,283              --         857,283
Issuance of common
  shares through
  conversion of debt               2,017,941      1,000,000              --       1,000,000
Share issuance cost                       --             --          (6,060)         (6,060)
Issuance of common
  shares for cash                  5,236,000      2,439,753              --       2,439,753
Options and re-priced
  options to non-
  employee directors                      --        107,444              --         107,444
Net loss for the year                     --             --        (971,595)       (971,595)
                                -------------------------------------------------------------
Balance, December 31, 1998        34,796,641     30,805,074      (4,352,568)     26,452,506

Issuance of 13,250,000
  special warrants                        --      3,350,915              --       3,350,915
Special warrants issue cost               --             --        (166,620)       (166,620)
Issuance of common
  shares for special warrants     13,250,000             --              --              --
Net loss for the year                     --             --        (564,657)       (564,657)
                                -------------------------------------------------------------
Balance, December 31, 1999        48,046,641   $ 34,155,989    $ (5,083,845)   $ 29,072,144

Cumulative effect change in
accounting for stock options
(Note 3)                                  --       (177,644)             --        (177,644)
Net loss for the period
(unaudited)                               --             --        (116,628)       (116,628)
Balance, September 30, 2000
(unaudited)                       48,046,641   $ 33,978,345    $ (5,200,473)   $ 28,777,872
                                =============================================================

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (U.S. DOLLARS)

                                   (UNAUDITED)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                   Cumulative Amounts
                                      Nine Month      Nine Month      From Date of
                                        Period          Period     Inception (November
                                        Ended           Ended       21, 1985) through
                                     September 30,   September 30,     September 30,
                                         2000            1999             2000
                                     -------------   -------------   -------------
Operating activities:
Net loss                             $   (116,628)   $   (488,636)   $ (4,621,788)
Adjustments to reconcile net
  loss to cash used in operating
  activities:
  Abandoned mineral properties                 --              --         277,251
  Amortization and depreciation            62,664          62,120         341,308
  (Gain) Loss on disposition of
  property and equipment                      770           1,216             608
Options to directors                           --          12,469         177,644
Cumulative effect of change in           (177,644)             --        (177,644)
accounting principle

Changes in assets and liabilities:
  Receivables                               4,945         (16,576)         (1,719)
  Prepaid expenses and other
   current assets                         (62,640)         (5,287)       (121,399)
  Accounts payable and accrued
   liabilities                            (41,296)        (54,891)         75,083
                                     ------------    ------------    ------------

Cash used in operating activities        (329,830)       (489,585)     (4,050,657)
                                     ------------    ------------    ------------

Investment activities:
  Deferred exploration and
   development expenditures              (545,792)     (1,588,177)    (22,037,921)
  Deposits on mineral properties               --         (86,626)     (1,017,551)
  Purchase of mineral properties         (304,780)       (330,854)     (5,388,482)
  Purchase of property and
   equipment                                   --          (5,162)     (1,312,638)
  Proceeds from sale of property
   and equipment                            4,036              --          24,854
                                     ------------    ------------    ------------

Cash used in investment
  activities                             (846,536)     (2,010,819)    (29,731,738)
                                     ------------    ------------    ------------

Financing activities:
Borrowing under long-term debt                 --              --       3,766,502
Payment of long-term debt                 (28,682)        (44,889)     (1,176,467)

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (U.S. DOLLARS)

                                   (UNAUDITED)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                  Cumulative Amounts
                                                      Nine Month      Nine Month     From Date of
                                                        Period          Period    Inception (November
                                                        Ended           Ended      21, 1985) through
                                                     September 30,   September 30,    September 30,
                                                         2000            1999            2000
                                                     ------------    ------------    ------------
Issuance of common stock for
  cash                                                         --              --      13,086,902
Share issuance costs                                           --        (166,036)       (578,685)
Net cash received from issuance
  of  special warrants                                         --       3,350,915      18,091,667
Issuance of common shares upon
  exercise of warrants                                         --              --         857,283
                                                     ------------    ------------    ------------
Cash (used in) provided by
financing activities                                      (28,682)      3,319,990      34,047,202
                                                     ------------    ------------    ------------

Net change in cash and cash
  equivalents                                          (1,205,048)        639,586         264,807

Cash and cash equivalents,
  beginning balance                                     1,469,855       1,197,029              --
                                                     ------------    ------------    ------------

Cash and cash equivalents,
  ending balance                                     $    264,807    $  1,836,615    $    264,807
                                                     ============    ============    ============

Supplemental disclosures of cash flow information:

Cash paid during period for:

  Interest                                           $     60,918    $     56,986    $    821,053
  Income taxes                                       $         --    $         --    $         --

Non-cash financing and investing activities:

  Exchange of notes for common
   shares                                            $         --    $         --    $  1,662,282
  Exchange of note for future
   royalty payments                                  $         --    $         --    $    150,000
  Shares for mineral property                        $         --    $         --    $    280,211
  Mineral property acquired
   through the issuance of long-
   term debt                                         $         --    $         --    $  1,084,833

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1:  Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 1999 annual report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Note 2:  Financial Condition and Liquidity

The Company has had no revenues from operations since inception, has a deficit accumulated during the development stage of $5,200,473, and has been unable to obtain the necessary financing to complete current development activities or exit the development stage. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management will use its best efforts to control current costs and obtain debt, equity, or joint venture financing in order to complete current development activities and provide sufficient cash to fund Company activities over the next 12 months. During the fourth quarter, management will review the feasibility study update and continue to evaluate the current carrying value of Soledad Mountain Project assets. The ability of the Company to obtain financing and adequately manage its expenses, and thus maintain solvency, is dependant on equity market conditions, the ability to find a joint venture partner, the market for precious metals, and / or the willingness of other parties to lend the Company money. While the Company has been successful at certain of these efforts in the past and management is optimistic, there can be no assurance that current efforts will be successful.

Note 3:  U.S. and Canadian GAAP Differences / Change in Accounting Principle

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

As a result, on July 1, 2000, the Company recorded a one time adjustment of $177,644, recorded as a cumulative effect of change in accounting principles for U.S. GAAP purposes.

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 4:  Share Capital

On February 4, 2000, stock options to purchase up to a total of 325,000 common shares were granted to three non-employee directors of the Company. The options are exercisable at the price of C$0.23 per share and expire on February 4, 2005.

Note 5:  Subsequent Events

Subsequent to September 30, 2000, the Company received firm commitments from shareholders to provide a $65,000 loan, convertible, upon approval of The Toronto Stock Exchange and the Company's shareholders, to common stock. The shareholders have committed to purchase shares for a price of $200,000, with warrants to purchase additional shares for an aggregate exercise price of up to $265,000 for a period of two years. The issuance of the shares and warrants is subject to the approval of The Toronto Stock Exchange and the shareholders of the Company.

On November 3, 2000, Steve Banning resigned as a director of the Company.

Due to strict cash constraints, the extended period of low gold market conditions, and with exploration of the Soledad Mountain Project substantially complete, the Company's activities will be focused on maintaining the project and preserving shareholder investment. Additionally, moratorium negotiations with landowners are in progress and are a significant element in the Company's ability to maintain the project over the next 12 months.

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

The Likelihood of Continued Losses from Operations. The Company has no revenue from mining operations and has incurred losses from inception through September 30, 2000 of approximately $4,622,000. It is anticipated that additional financing will be required for continued operations. This trend is expected to continue for at least the next two years and is expected to reverse only if, as and when gold is produced from the Soledad Mountain Project.

The Need for Significant Additional Financing. The Company anticipates that it will need approximately $86,000,000 in additional financing to put the Soledad Mountain Project into production; an anticipated $82,000,000 will be used for capital expenditures with an estimated thirteen-month construction period and $4,000,000 will be used as working capital and for start-up expenditures. The Company expects to finance development from additional sales of common stock, from bank or other borrowings or, alternatively, through joint development with another mining company. However, it has no commitment for bank financing or for the underwriting of additional stock, and it is not a party to any agreement or arrangement providing for joint development. Whether and to what extent financing can be obtained will depend on a number of factors, not the least of which is the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of September 30, 2000, world gold prices were approximately $274 per ounce, a decrease of approximately 9% from prices a year ago. If gold prices do not strengthen, it may not be economical for the Company to put the Soledad Mountain Project into production.

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

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999.

General and administrative expenses decreased to $41,000 for the three months ended September 30, 2000, from $192,000 for the three-month period ended September 30, 1999. The decrease is primarily due to a reduction in staffing and other cash conserving efforts.

Interest income was approximately $5,000 for the three months ended September 30, 2000, and $45,000 for the three-month period ended September 30, 1999 resulting from a lower balance of invested funds. As a result of the foregoing factors, the Company incurred a net loss of $36,000 for the three months ended September 30, 2000, versus a net loss of $153,000 for the three-month period ended September 30, 1999.

As stated in note 3 to the financial statements, the Company recorded a one time adjustment of $177,644. This adjustment, offset against a $36,000 net loss, resulted in net income of $142,000 for the three months ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

General and administrative expenses decreased to $327,000 for the nine months ended September 30, 2000, from $559,000 for the nine-month period ended September 30, 1999. The decrease is primarily due to a reduction in staffing and other related costs.

No interest expense was recognized for the nine-month period ended September 30, 2000 or for the nine-month period ended September 30, 1999. Interest incurred on debt relating to the Company's investment in the Soledad Mountain Project is capitalized as part of mineral properties.

Interest income was approximately $29,000 for the nine months ended September 30, 2000, and $80,000 for the nine-month period ended September 30, 1999. As a result of the foregoing factors, the Company incurred a net loss of $294,000 for the nine months ended September 30, 2000, versus a net loss of $489,000 for the nine-month period ended September 30, 1999.

As stated in note 3 to the financial statements, the Company recorded a one time adjustment of $177,644. This adjustment, offset against a $294,000 net loss, resulted in a net loss of $117,000 for the nine- month period ended September 30, 2000.

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

The Company has had no reported revenues from operations since inception, and is in the exploration or development stage. During the period from inception through September 30, 2000, the Company used $4,051,000 in operating activities, primarily as the result of cumulative losses of $4,622,000 for the same period. During the same period, the Company used $29,732,000 in investing activities; these consisted of $28,419,000 in expenditures related to the Soledad Mountain Project and fixed asset purchases of $1,313,000. These operating and investing activities were financed by net borrowings of $2,590,000 under various long-term debt arrangements, and from the sale of $30,600,000 of equity securities.

At September 30, 2000, the Company held $265,000 in cash and cash equivalents. As is discussed below under the heading "Plan of Operations", significant additional funds will be needed to put the Soledad Mountain Project into production. These funds are expected to come from additional sales of common stock and from bank or other borrowings. Alternatively, the Company may decide to enter into a joint development or other similar arrangement with another mining company to develop the project. Beyond the agreement and commitment discussed in Note 5 to the financial statements, the Company does not have a commitment for bank financing or for the underwriting of additional shares of its common stock, and is not a party to any agreement or arrangement providing for the joint development of the Soledad Mountain Project. Whether and to what extent additional or alternative financing options are pursued by the Company will depend on a number of important factors, including the results of further development activities at the Soledad Mountain Project, management's assessment of the financial markets, the overall capital requirements for development of the project, and the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of September 30, 2000, world gold prices were approximately $274 per ounce, a decrease of approximately 9% from prices a year ago, and a reduction of approximately 8% from prices two years ago. The project is not economical at current world gold prices and may not be economical until prices strengthen.

Due to strict cash constraints, the extended period of low gold market conditions, and with exploration of the Soledad Mountain Project substantially complete, the Company's activities will be focused on maintaining the project and preserving shareholder investment. In this effort, the Company has elected to reduce staffing to the lowest possible level at the Soledad Mountain site. Additionally, moratorium negotiations with landowners are in progress and are a significant element in the Company's ability to maintain the project over the next 12 months.

PLAN OF OPERATIONS.

Proposed Activities and Estimated Costs. The Company has substantially completed exploration of the Soledad Mountain Project and intends to develop the project as an open pit gold and silver mine employing a cyanide heap leach recovery system. Development plans include the construction of infrastructure and processing facilities, mining by open pit methods and processing precious metals ores at a rate of up to 5.76 million tonnes (6.35 million tons) per year for at least eleven years. Concurrent heap detoxification will be employed, followed by reclamation of the project site.

Plans also include the production and sale of construction aggregates as byproducts of the precious metals operation. The construction aggregates operation will utilize rinsed ore from the heap leach operation and waste rock from the mine dumps. Once the project is in full operation, annual sales of 3.0 million tonnes (3.3 million tons) each of fine aggregates from rinsed ore and
3.1 million tonnes (3.4 million tons) of coarse aggregates from sized mine waste are included in production plans.

The initial capital costs of bringing the project into production are estimated to be $86,000,000; these include costs associated with the purchase of all necessary facilities and equipment, construction costs, start-up costs, working capital and contingency costs over a projected thirteen-month construction period. The Company presently cannot secure the financing needed to bring the project into production, and will not be able to do so unless gold prices and the conditions in the gold equity markets improve. Based on current project cost information, the Company believes world gold prices would have to achieve sustained levels of $325 per ounce or better before such financing could be obtained. The Company believes it is well positioned to obtain this financing should market conditions improve sufficiently and in a timely manner.

The Company estimates that total average precious metals operating costs will be $5.77 per tonne ($5.23 per ton) of ore processed, based on a stripping ratio of
3.5 to 1. These operating costs consist of mining costs of $3.14 per tonne ($2.85 per ton), processing costs of $1.72 per tonne ($1.56 per ton) and general and administrative costs of $0.68 per tonne ($0.62 per ton). Based on assumed gold and silver prices of $300 and $5.50, respectively, the Company also estimates that average annual production rates of 110,000 ounces of gold and 1,500,000 ounces of silver can be maintained for at least eleven years, at an average cash cost (consisting of operating and royalty costs) of $185 per ounce of gold, net of byproduct credits. The Company estimates that total average aggregates operating costs will be $0.55 per tonne ($.50 per ton).

These development plans are based on a February 1998 feasibility study that was updated by the Company in September 2000. The 1998 study was prepared for the Company by M3 Engineering and Technology Corporation incorporating the results of the Company's 1997 drilling program. The study was commissioned by the Company to obtain project financing, and to provide basic project engineering information. The updated study includes the results of 1998 and 1999 sampling programs. Ore reserve estimates and mine design features incorporated into the study were prepared by Mintec Inc., in collaboration with the Company. Basic engineering information was updated by M3 Engineering and Technology.

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

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  NONE

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