Form 10KSB
period 2000-12-31
GOLDEN QUEEN MINING CO LTD
filed 2001-04-16
CIK 1025362

FORM 10-KSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR
   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
        For the transition period from                 to
                                       ---------------    ---------------

                          GOLDEN QUEEN MINING CO. LTD.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

 Province of British Columbia             0-21777             Not Applicable
 ----------------------------           -----------           --------------
(State or other jurisdiction            (Commission          (IRS Employer
of incorporation or organization)       File Number)       Identification No.)

                               11847 Gempen Street
                            Mojave, California 93501
                    ----------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number: (661) 824-1054

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under section 12(g) of the Exchange Act:
                         Common Stock without par value


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $32,062 in interest income. The aggregate market value of the voting stock held by non-affiliates at March 7, 2001 was $8,498,530. The number of shares of common stock outstanding at such date was 49,991,352.

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                          GOLDEN QUEEN MINING CO. LTD.
                    ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR
                             ENDED DECEMBER 31, 1999


                                TABLE OF CONTENTS


SAFE HARBOR STATEMENT

GLOSSARY

                                                                           Page

PART I

           Item 1:   Description of Business..................................1
           Item 2:   Description of Property.................................10
           Item 3:   Legal Proceedings.......................................14
           Item 4:   Submission of Matters to a Vote of Security Holders.....14


PART II

           Item 5:   Market for Common Equity and Related Stockholder
                     Matters.................................................14
           Item 6:   Management's Discussion and Analysis and Plan of
                     Operation...............................................15
           Item 7:   Financial Statements....................................18
           Item 8:   Changes in and Disagreements with Accountants and
                     Financial Disclosure....................................18


PART III

           Item 9: Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange
                     Act.....................................................19
           Item 10:  Executive Compensation..................................20
           Item 11:  Security Ownership of Certain Beneficial Owners and
                     Management..............................................24
           Item 12:  Certain Relationships and Related Transactions..........25
           Item 13:  Exhibits and Reports on Form 8-K........................26


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

The Likelihood of Continued Losses from Operations. The Company has no revenue from mining operations and has incurred losses from inception through December 31, 2000 of approximately $33,213,000. This trend is expected to continue for at least the next two years and is expected to reverse only if, as and when gold is produced from the Soledad Mountain Project. The Company is currently in care and maintenance with a "burn" rate of approximately $23,000 per month.

Some of the conditions noted raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to obtain financing and adequately manage its expenses, and thus maintain solvency, is dependent on equity market conditions, the ability to find a joint venture partner, the market for precious metals, and / or the willingness of other parties to lend the Company money. While the Company has been successful at certain of these efforts in the past, there can be no assurance that current efforts will be successful.

The Need for Significant Additional Financing. The Company anticipates that it will need approximately $86,300,000 in additional financing to put the Soledad Mountain Project into production; an anticipated $82,500,000 will be used for capital expenditures and $4,800,000 will be used as working capital and for start-up expenditures. These estimates are based on certain assumptions contained in the 2000 feasibility study. The Company expects to finance development from additional sales of common stock, from bank or other borrowings or, alternatively, through joint development with another mining company. However, it has no commitment for bank financing or for the underwriting of additional stock, and it is not a party to any agreement or arrangement providing for joint development. Whether and to what extent financing can be obtained will depend on a number of factors, not the least of which is the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of December 31, 2000, world gold prices were approximately $273 per ounce, a decrease of approximately 6% from prices for the past two years. If gold prices remain weak, it may not be economical for the Company to put the Soledad Mountain Project into production. Currently the market is poor for raising additional capital for the Company.

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

Grade. A term used to assign value to reserves and resources, such as ounces per ton or carats per ton.

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

                                    GLOSSARY


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

Resources. The term Mineral Resource covers mineralization and natural material of intrinsic economic interest which has been identified and estimated through exploration and sampling and within which Mineral Reserves may subsequently be defined by the consideration and application of technical, economic, legal, environmental, socio-economic, and governmental factors. The phrase `reasonable prospects for economic extraction' implies a judgement by the Qualified Person in respect of the technical and economic factors likely to influence the prospect of economic extraction. A Mineral Resource is an inventory of mineralization that under realistically assumed and justifiable technical and economic conditions, might become economically extractable. These assumptions must be presented explicitly in both public and technical reports. Mineral Resources are sub-divided, in order of increasing geological confidence, into Inferred, Indicated, and Measured categories.

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

The Company first outlined a gold deposit at the project in 1988, although the size of the deposit was insufficient to justify further development. Further exploration work was conducted from 1989 through 1991. Thereafter, the project remained dormant until 1994, when the Company renewed exploration activities with funds derived from several offshore private placements of its common stock. A mineable ore reserve was generated as part of a feasibility study completed by M3 Engineering and Technology of Tucson, Arizona in early 1998. This study estimated the mineable ore reserves, based on a gold price of $350 per ounce and a silver price of $5.00 per ounce, at 48.6 million tonnes (53.6 million tons) averaging 0.86 grams of gold per tonne (0.025 ounces per ton) and 12.7 grams of silver per tonne (0.371 ounces per ton) for a gold equivalent grade of 1.04 grams per tonne (0.030 ounces per ton), or a total of 1.585 million ounces of gold equivalent. Based on extensive sampling and other exploratory activities conducted through 1998, an update of proven and probable mineable ore reserves at the project was estimated internally at a gold price of $325 per ounce and a silver price of $6.00 per ounce. This reserve update totals 45.0 million tonnes (49.6 million tons), at an average grade of 0.99 grams per tonne (0.029 ounces per ton) of gold and 14.34 grams per tonne (0.42 ounces per ton) of silver for a gold equivalent grade of 1.21 grams per tonne (0.035 ounces per ton). Total contained ounces are estimated at 1,437,000 ounces of gold and 20,757,000 ounces of silver, or approximately 1,748,000 ounces of gold equivalent.

With the continuing depressed price of gold in recent years, the Company performed additional drill and cross-cut sampling in order to expand the mineralization, confirm previous results, and analyze the by-product value of the crushed waste rock for aggregate use. A new feasibility study was done in 2000 utilizing $300 per ounce gold and $5.50 per ounce silver and assuming sales of 6.3 million tons per year of aggregate product. Cases were also done assuming limited aggregate sales and one with more limited cutting of assays which produced a higher gold grade.

The new study, estimated a geologic resource at a cut-off grade of 0.274 grams per tonne (0.008 ounces per ton) of 122.16 million tonnes (134.66 million tons) averaging 0.669 grams gold per tonne (0.020 ounces gold per ton), or 0.842 grams gold equivalent (0.024 ounces gold equivalent per ton). Contained within this geologic resource is a mineable proven, and probable resource1 at metal prices of $300 per ounce gold and $5.50 per ounce silver totaling 57.3 million tonnes (63.3 million tons) averaging 0.83 grams gold per tonne (0.024 ounces per ton) and 13.5 grams silver per tonne (0.030 ounces per ton). This mineable resource is estimated to contain 59 tonnes (1.9 million ounces) of gold equivalent.

The Company plans to develop the project using open pit mining methods and a cyanide heap leach recovery process. Development plans include the construction of facilities capable of mining and processing precious metals ores at a rate of up to 5.76 million tonnes (6.35 million tons) per year for at least nine years, followed by heap detoxification and reclamation of the project site. The Company previously reported that it expected to begin producing gold and silver from the project during the second half of 1998, once permitting was completed. Because of the downturn in world gold prices during the second half of 1997, however, the Company was not able to obtain financing for construction. As a consequence, production will be delayed until gold prices improve and/or aggregate markets are developed.

--------------------------------
1 Over the past several years new guidelines have been developed on the terminology of Mineral Resources and Reserves. These guidelines were finally adopted in late 2000. In effect, they recommend that the terminology "reserve" be only used when a deposit has undergone at least a Preliminary Feasibility Study which demonstrated that economic extraction can be justified. While economic extraction is not defined, it implies that the project can be financed to production. Over the past several years, the Company has completed three Feasibility Studies that showed an economic return at gold prices of $350 in 1998, $325 in 1999, and $300 in 2000 (with by-product waste rock sales). However, with gold prices in the US$270 per ounce range and the poor market for junior companies raising funds, it is unlikely that the company can raise production financing at this time. Therefore, the term "mineable resource" not "mineable reserve" is used in discussing the mineralized tonnages in the mining plan.

In December 2000, the Company's Board of Directors voted to move the Company into care and maintenance status. Due to sustained depressed gold and silver prices during 2000, and an inability to secure financing in order to place the Company's assets in service for their intended use, the Company recorded an asset impairment loss of $28,547,592 for the year ended December 31, 2000. The asset impairment loss reduced the carrying value of fixed assets, mineral properties, and other assets to their estimated net realizable value.

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

More extensive exploration activities commenced in 1994, and by the end of 1995 a total of 587 surface drill holes had probed the numerous structures of the project area for ore reserves. In addition, assay information from 7,435 meters (24,394 feet) of underground drilling and cross-cuts was used to bolster the understanding of surface drilling results and provide assay data in deeper portions of ore-bearing structures. This was augmented in 1996 and 1997 by an additional 142 surface drill holes and the sampling of 4,282 meters (14,050 feet) of additional underground drilling and cross-cuts, and in 1999 by 399 meters (1,273 ft.) of diamond drilling, 9,309 meters (30,540 ft) of RC drilling, and 818 meters (2,682 ft) of cross-cut sampling.

EXPLORATION.

General. Several major drilling campaigns and a program to re-sample the underground workings have been completed, along with metallurgical testing for process amenability. Aerial survey topographic mapping and collection of baseline data for environmental permitting have also been conducted.

High grade precious metal mineralization is associated with steeply-dipping epithermal fissure veins occupying faults and fracture zones that cross-cut the rock units in a general north-west trend. This is the ore that was mined and processed by the previous mining operation of Gold Fields Mining Company in the 1930s and early 1940s, but a considerable amount of this material remains and is incorporated into the present resource. Surrounding the veins are siliceous envelopes that contain lower grade material that forms the major portion of the resource tonnage.

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

The data employed in the block model analysis was derived from Gold Fields Mining Company's production records and the Company's exploration activities through 1999, consists of 113,585 meters (372,649 ft) of assayed material taken from more than fourteen different vein systems in the district. The sources and extent of this data are summarized below:

   -------------------------------------------------------------------------
    Diamond drilling                      9,802.1 meters        32,127 feet
   -------------------------------------------------------------------------
    Reverse circulation drilling         89,912.0 meters       294,987 feet
   -------------------------------------------------------------------------
    Old cross-cuts (1930s)                6,813.0 meters        22,352 feet
   -------------------------------------------------------------------------
    Underground drilling (1930s)          4,909.7 meters        16,108 feet
   -------------------------------------------------------------------------
    Recent cross-cuts (1980s)             2,156.6 meters         7,075 feet
   -------------------------------------------------------------------------
                                        113,593.4 meters       372,649 feet
   -------------------------------------------------------------------------

The Company retained Mintec, Inc. (Mintec) for a collaboration effort with the Company staff in preparing a computer model representation of the Soledad Mountain deposit. The database incorporates the aforementioned 113,585 meters (372,647 ft.) of sample information, topographic information, and geologic interpretation of rock units and mineralized zones.

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

        AuEq = AuKrg + [(AgKrg/54.17)*(65%Ag recovery/80% Au recovery)].

This calculation was done for all blocks containing interpolated gold and silver grades and the resulting value was stored back into the block. Mineable reserves and all subsequent mine planning work were based on kriged gold and kriged silver values.


          [The balance of this page has been left blank intentionally.]

  Geologic resource estimates includes all blocks within the model limits, but no assumptions as to economic viability. The resources model used in the feasibility study case, reduced (cut) historic underground sample values and a separate resource model without adjustments to the underground data is labeled "Upside Case". The geologic resources at selected cut-off are listed below.

--------------------------------------------------------------------------------
                     Geologic Resource at Selected Cut-offs
-------------------------------------------------------------------------------
    Cut-Off gpt           Tonnes         AuEq gpt       Au gpt      Ag gpt
-------------------------------------------------------------------------------
       0.274            122,162,843       0.842          0.669      12.213
-------------------------------------------------------------------------------
       0.686             57,547,013       1.239          0.998      16.968
-------------------------------------------------------------------------------
       1.029             24,830,244       1.793          1.471      22.673
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
   Cut-Off oz pt          Tons          AuEq oz pt     Au oz pt    Ag oz pt
-------------------------------------------------------------------------------
       0.008            134,662,187       0.0244        0.0195      0.3562
-------------------------------------------------------------------------------
       0.020             64,435,055       0.0359        0.0291      0.4949
-------------------------------------------------------------------------------
       0.030             27,370,802       0.0519        0.0429      0.6613
-------------------------------------------------------------------------------


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

The internally-generated ore resource portion of the recently updated mineralized material inventory at the Soledad Mountain Project was calculated by applying the following economic cut-off criteria to the floating cone analyses for preliminary pit design: a gold price of $300 per ounce; a silver price of $5.50 per ounce; mining costs for waste and ore of $0.66 per tonne ($0.60 per ton); processing costs of $1.50 per tonne ($1.30 per ton); general/ administrative costs of $0.41 per tonne ($0.37 per ton); process recovery rates of 80% for gold and 65% for silver; a refining recovery rate of 100%; a design cut-off grade of 0.41 grams per tonne (0.012 ounces per ton) of gold equivalent.

An internal cut-off grade of 0.25 grams per tonne (0.007 ounces per ton) of gold equivalent was calculated by deleting mining costs from the above on the premise that material within the pit that must be removed needs only to support the incremental costs for processing to be considered ore.

Resources in Pit Plan. The Soledad Mountain Project Lerchs-Grossman Cone pits for 6 different cases and classified as proven and probable are listed below with the base case used being No. 3


--------------------------------------------------------------------------------------------------------------
                                        LERCHS-GROSSMAN CONE SUMMARY

--------------------------------------------------------------------------------------------------------------
                                                  SI UNITS
--------------------------------------------------------------------------------------------------------------
   Case          Description       Approx.                Resource                 Waste      Total     Strip
             --------------------            -----------------------------------  --------
    No.       $/oz Au   $/oz Ag    Cut-off   Ktonnes    AuEq      Au       Ag     Ktonnes    Ktonnes    Ratio
                                                         gpt      gpt      gpt
--------------------------------------------------------------------------------------------------------------
1            350        6.50      0.21       68,347    1.00     0.80     13.41    220,889   289,237    3.23
--------------------------------------------------------------------------------------------------------------
2            325        6.00      0.23       62,271    1.03     0.82     13.78    194,521   256,792    3.12
--------------------------------------------------------------------------------------------------------------
"upside"     300        5.50      0.25       63,526    1.09     0.89     13.47    208,770   272,296    3.29
--------------------------------------------------------------------------------------------------------------
3            300        5.50      0.25       56,837    1.04     0.84     13.65    168,279   225,115    2.96
--------------------------------------------------------------------------------------------------------------
4            275        5.00      0.27       37,209    1.10     0.87     15.29    72,537    109,746    1.95
--------------------------------------------------------------------------------------------------------------
5            250        4.50      0.30       31,599    1.15     0.93     15.63    57,642    89,242     1.82
--------------------------------------------------------------------------------------------------------------
6            200        3.50      0.30       21,218    1.33     1.08     17.90    37,161    58,380     1.75
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
                                                English Units
--------------------------------------------------------------------------------------------------------------
   Case          Description       Approx.                Resource                 Waste      Total    Strip
             --------------------            ------------------------------------ --------
    No.       $/oz Au   $/oz Ag    Cut-off    Ktons     AuEq      Au       Ag      Ktons      Ktons    Ratio
                                                        oz pt    oz pt    oz pt
--------------------------------------------------------------------------------------------------------------
1            350        6.50      .006       75,341    0.029    0.023    0.39     243,490   318,831    3.23
--------------------------------------------------------------------------------------------------------------
2            325        6.00      .007       68,642    0.030    0.024    0.40     214,424   283,066    3.12
--------------------------------------------------------------------------------------------------------------
"upside"     300        5.50      .007       70,026    0.032    0.026    0.39     230,130   300,156    3.29
--------------------------------------------------------------------------------------------------------------
3            300        5.50      .007       62,652    0.030    0.024    0.40     185,497   248,149    2.96
--------------------------------------------------------------------------------------------------------------
4            275        5.00      .008       41,016    0.032    0.025    0.45     79,959    120,975    1.95
--------------------------------------------------------------------------------------------------------------
5            250        4.50      .009       34,832    0.034    0.027    0.46     63,540    98,373     1.82
--------------------------------------------------------------------------------------------------------------
6            200        3.50      .009       23,389    0.039    0.032    0.52     40,964    64,353     1.75
--------------------------------------------------------------------------------------------------------------

The Company estimates that the current mineable resources will support production at a rate of up to 5.76 million tonnes (6.35 million tons) per year for at least nine years. Considering a possible four-year period of heap detoxification, gold production could extend the life of the project to thirteen years. Further extension is a possibility if additional drilling provides better definition of mineable resources in those areas that currently have limited drilling intercepts and/or limited underground sampling. The average stripping ratio is projected to be approximately 3.0 to 1. The projected mine life, stripping ratios and ore production rates at the project are believed by the Company to be well within industry standards.

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

FACILITIES AND EMPLOYEES. The Company's principal executive offices are located at its Soledad Mountain field office located at 11847 Gempen Street in Mojave, California. The Company employs one half-time accountant at its Mojave office.

MISCELLANEOUS. Three of the Company's directors, Edward G. Thompson, Gordon C. Gutrath, and Chester Shynkaryk, are residents of Canada. Consequently, it may be difficult for United States investors to effect service of process within the United States upon those directors, or to realize in the United States upon judgments of United States courts predicated upon civil liabilities under the United States securities laws. A judgment of a U.S. court predicated solely upon such civil liabilities would probably be enforceable in Canada by a Canadian court if the U.S. court in which the judgment was obtained had jurisdiction, as determined by the Canadian court, in the matter. There is substantial doubt whether an original action could be brought successfully in Canada against any of such directors predicated solely upon such civil liabilities.

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

The project property is held by the Company (through its United States subsidiary) under a variety of agreements with 60 property owners. These agreements include 56 mining leases, two exploration agreements with options to purchase and two purchase agreements that are in various stages of completion. Most of these agreements were entered into during a six-year period from 1990 - 1996, at a total cost to the Company of approximately $3,800,000. The Company is currently renegotiating many of the agreements, and requesting a moratorium on payments for 3 years or until financing can be arranged. There is no guarantee that all of these leases can be successfully renegotiated.

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

A comprehensive land survey of the project area has not yet been undertaken. Since 1993, the whole of the project area and much of the immediate surrounding area has been segregated from appropriation under the United States General Mining Law of 1872. For 2000 and 2001, one-year extensions of a Congressional moratorium on mining patents provided additional protection to the Company in the event open ground exists in the project area.

The various property purchase agreements to which the Company is a party typically require payment by the Company of the purchase price over an extended period of time. In most cases, a somewhat larger advance payment was made at the time the agreement was entered into and, in some instances, a larger payment is due at the time the purchase is completed. Certain of the property purchase agreements require the payment by the Company of royalties upon the commencement of commercial production from the project. As of December 31, 2000, $770,000 remained to be paid by the Company under these various property purchase agreements; $32,000 of this amount is due within the ensuing twelve months.

Certain of these agreements are currently in negotiations with the request for a three year moratorium of payments. Without moratorium agreements, the Company will be unable to fulfill the payment obligations of the original contracts.

The Company ceased making payments to landowners in October of 2000, and has since been in the process of negotiating various moratorium agreements with its landowners. In the meantime, the Company is technically in default on the agreements which have not been paid or re-negotiated. While the Company has successfully reached agreement with landowners in the past, there can be no assurance that these agreements will be successfully negotiated under the current conditions.

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

In addition to these agreements, the Company is also obligated under the terms of an April 1, 1995 option agreement. The Company acquired, through its subsidiary, Golden Queen Mining Company, Inc. (the "Subsidiary"), an option to purchase all of the issued and outstanding shares of a privately held California corporation, holding an interest in a previously uncontracted tract of land located near the Soledad site. The option called for an initial, non-refundable, payment of $100,000 in exchange for access to the property, to evaluate the presence of mineral reserves, for a period of nine months. At the end of the nine month period, the Company chose to exercise its option to purchase the shares of the corporation, by making the initial purchase payment of $250,000. This was followed by a second payment of $500,000 on July 1, 1997. An additional $750,000 was due upon reaching sustained production or July 1, 1999, whichever came first. In June 1999, the Subsidiary and the shareholders of the private corporation signed an amendment to the original stock purchase agreement. The amendment provides that if the full purchase price of $1,600,000 was not made on or before July 1, 1999, all rights of the Subsidiary to purchase the stock would terminate, unless the Subsidiary paid $75,000, which would extend the termination date to July 1, 2000. If, on or before July 1, 2000, the Subsidiary paid an additional $75,000, the termination date will be extended to July 1, 2001. These additional payments are to extend the option period and will not apply to the balance of the $1,600,000 purchase price. In addition, the amendment provides for the payment of the balance of the purchase price upon the earlier of a determination of sustained production, or the termination date, which may be extended to July 1, 2001. On July 7, 2000, the Subsidiary made the required $75,000 payment to extend the termination date to July 1, 2001. The Company has no legal obligation to continue making payment and cannot perfect its rights, as a shareholder of the corporation, until full payment under the option is made. Upon commencement of commercial production, the Company will pay a royalty of 1% of gross smelter returns for a period of up to 60 years, not to exceed $60,000,000. This agreement is also under renegotiation with no guarantee that it can be successfully renegotiated.

The Company does not require additional properties to put the Soledad Mountain Project into production, but has historically endeavored to acquire property adjacent to the project site which holds high potential for extension of known mineralized trends. The Company continually evaluates other precious metals mining opportunities for possible acquisition or joint venture, and from time-to-time engages in exploratory discussions regarding such opportunities. As of the date of this report, the Company has no agreement, undertaking or other arrangement with any person regarding the acquisition of mining properties outside the Soledad Mountain Project area.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2000.


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

     Year Ended December 31, 1999                  High              Low
     ----------------------------                  ----              ---
     First Quarter                     C$           .63              .36
     Second Quarter                                 .65              .30
     Third Quarter                                  .55              .16
     Fourth Quarter                                 .52              .30

     Year Ended December 31, 2000                  High              Low
     ----------------------------                  ----              ---
     First Quarter                     C$           .49              .21
     Second Quarter                                 .40              .28
     Third Quarter                                  .45              .22
     Fourth Quarter                                 .35              .17


DIVIDEND POLICY AND RECORD. The Company has never paid dividends on its common stock. The Company's present policy is to retain any earnings for use in its business and it does not intend to pay dividends on the common stock in the foreseeable future. Payment of any cash dividends in the future will depend upon the earnings and financial condition of the Company, any covenants in loan documents and other factors the board of directors of the Company may consider to be appropriate. As of January 31, 2001 there were 281 holders of record of the Company's common stock.

SALES OF UNREGISTERED SECURITIES. There were no sales of securities by the Company in 2000. However, in December 2000, the Company received $65,000 from two shareholders of the Company pursuant to terms of an unsecured promissory note. The note is convertible into shares of the Company's stock at a per share rate of $0.16 (USD$), at the option of the noteholder. In January 2001, the note was converted into 406,250 common shares.

Also, in December 2000, two shareholders advanced the Company $200,000 pursuant to a private placement completed in January 2001. The terms of the private placement call for the issuance of an aggregate of 1,538,462 shares at US$0.13 per share. In addition, an aggregate of 1,656,250 Common Shares will be reserved for issuance as warrants with a fixed price of US$0.16 per share. Until the share issuance is approved by the Toronto Stock Exchange, the entire balance is reflected as a stock subscription.

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

Operating results of the Company are summarized as follows:


                           Year Ended          Year Ended       Cumulative Since
                        December 31, 2000   December 31, 1999       Inception
                       ---------------------------------------------------------
Asset Impairment          $ 28,547,592        $         --        $ 28,547,592
General and
  administrative
  expense                 $    367,451        $    649,406        $  5,255,719
Interest expense          $         --        $         --        $    323,485
Interest income           $     32,062        $    102,234        $  1,074,666

Net loss                  $(28,708,276)       $   (564,657)       $(33,213,436)


Due to sustained depressed gold and silver prices during 2000, and an inability to secure financing in order to place the Company's assets in service for their intended use, the Company recorded an asset impairment loss of $28,547,592 for the year ended December 31, 2000. The asset impairment loss reduced the carrying value of fixed assets, mineral properties, and other assets to their estimated net realizable value. The Company incurred general and administrative expenses of $367,451 for the year ended December 31, 2000, as compared to $649,406 for the year ended December 31, 1999. The decrease is primarily due to reduced staffing and associated expenditures. There was no interest expense for the year ended December 31, 1999 or for the year ended December 31, 2000. Interest income for the year was $32,062, as compared to $102,234 for the year ended December 31, 1999. The decrease is due to a decrease in the Company's average cash balance during the year. As a result of the foregoing factors, the Company incurred a net loss of $28,708,276 for the year ended December 31, 2000, as compared to a net loss of $564,657 for the year ended December 31, 1999.

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

The Company has had no reported revenues from operations since inception, and is in the exploration or development stage. During the period from inception through December 31, 2000, the Company has used $3,970,000 in operating activities, primarily as a result of cumulative losses of $33,213,000. During the same period, the Company has used $29,969,000 in investing activities; these consisted of $27,664,000 in expenditures related to the Soledad Mountain Project and fixed asset purchases of $1,314,000. These operating and investing activities were financed by net borrowings of $2,588,000 under various long-term debt arrangements and from the sale of $31,657,000 of equity securities. As of December 31, 2000, the Company recorded an asset impairment loss of $26,834,131 on mineral properties which adjusted the assets to management's estimate of net realizable value or salvage value.

At December 31, 2000, the Company held $371,000 in cash and cash equivalents. As discussed below under the heading "Plan of Operations", significant additional funds will be needed to place the Soledad Mountain Project into production. These funds are expected to come from additional sales of common stock and from bank or other borrowings. Alternatively, the Company may decide to enter into a joint development or other similar arrangement with another mining company to develop the project. The Company does not have a commitment for bank financing or for the underwriting of additional shares of its common stock, and is not party to any agreement or arrangement providing for the joint development of the Soledad Mountain Project. Whether and to what extent additional or alternative financing options are pursued by the Company will depend on a number of important factors, including the results of further development activities at the Soledad Mountain Project, management's assessment of the financial markets, the overall capital requirements for development of the project, and the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of December 31, 2000, world gold prices were approximately $273 per ounce. The project is not economical as a stand-alone precious metals operation at current world gold prices and will not be economical until prices strengthen. A combination precious metals-aggregates operation is expected to have more robust economics and may be viable at relatively lower market prices for each of these commodities.

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

In December 2000, the Company received $65,000 from two shareholders of the Company pursuant to terms of an unsecured promissory note. The note is convertible into shares of the Company's stock at a per share rate of $0.16 (USD$), at the option of the noteholder. In January 2001, the note was converted into 406,250 common shares.

In December 2000, two shareholders advanced the Company $200,000 pursuant to a private placement completed in January 2001. The terms of the private placement call for the issuance of an aggregate of 1,538,462 shares at US$0.13 per share. In addition, an aggregate of 1,656,250 Common Shares will be reserved for issuance as warrants with a fixed price of US$0.16 per share. Until the share issuance is approved by the Toronto Stock Exchange, the entire balance is reflected as a stock subscription.

Year Ended December 31, 2000. During the year ended December 31, 2000, the Company used $250,000 in operating activities, primarily as a result of a $28,708,000 net loss during the year, offset by the asset impairment loss recorded by the Company of $28,547,592. $235,000 was provided by financing activities, and $1,084,000 was used in investing activities: $903,000 of this amount was expended on exploration, $185,000 was expended on property acquisitions and $1,000 was expended on fixed asset purchases. As a result of the foregoing, the Company's cash balance decreased by $1,099,000, to $371,000, at December 31, 2000.

Year Ended December 31, 1999. During the year ended December 31, 1999, the Company used $488,000 in operating activities, primarily as a result of a $565,000 net loss during the year. $3,131,000 of this amount was provided by financing activities, primarily as a result of 3,131,000 raised through the sale of equity securities. $2,371,000 was used in investing activities: $1,861,000 of this amount was expended on exploration, $516,000 was expended on property acquisitions and $7,000 was expended on fixed asset purchases. As a result of the foregoing, the Company's cash balance increased by $273,000, to $1,470,000, at December 31, 1999.

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

The Company estimates that total average operating costs will be $5.77 per tonne ($5.23 per ton) of ore processed, based on a stripping ratio of 3.5 to 1. These operating costs consist of mining costs of $3.14 per tonne ($2.85 per ton), processing costs of $1.72 per tonne ($1.56 per ton) and general and administrative costs of $0.68 per tonne ($0.62 per ton). The Company also estimates that average annual production rates of 110,000 ounces of gold and 1,500,000 ounces of silver can be maintained for at least nine years, at an average cash cost (consisting of operating and royalty costs) of $185 per ounce of gold, net of silver credits. The Company estimates that total average aggregates operating costs will be $0.55 per tonne ($0.50 per ton).

These development plans are based on a February 1998 feasibility study that was updated by the Company in December 2000. The 1998 study was prepared for the Company by M3 Engineering and Technology Corporation incorporating the results of the Company's 1997 drilling program. The study was commissioned by the Company to obtain project financing, and to provide basic project engineering information. The updated study included the results of the 1998 and 1999 sampling programs. Ore reserve estimates and mine design features incorporated into the study were prepared by Mine Reserves Associates, in collaboration with the Company. Basic engineering information was prepared by Bateman Engineering, Inc. The total cost of the feasibility study and update was $1,549,618.

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

At December 31, 2000, the Company had a deferred tax asset of $1,480,000, from which the Company has provided a 100% valuation allowance as management cannot determine that it is more likely than not that the Company will receive the benefit of the asset.

The Company is evaluating the production and sale of aggregates from the Soledad Mountain Project. The Company believes waste rock and leached ore have several construction-related applications, and that the project's proximity to major north-south and east-west railroad lines enhances the potential of such a business.

New Accounting Pronouncements. In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of SFAS No. 133." SFAS No. 137 amends the effective date of SFAS No. 133 to now be for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB also issued SFAS No. 138, "Accounting for certain Derivative Instruments - an Amendment of SFAS 133" which includes provisions for certain commodity contracts, interest rate hedges, foreign currency receivable and payables, and inter-company foreign currency derivatives. SFAS 138 is effective concurrent to the adoption date of SFAS No. 133. Adoption of these accounting principles is not expected to have a material effect on the Company's financial position.


ITEM 7.  FINANCIAL STATEMENTS.

See the Consolidated Financial Statements of the Company and the notes thereto at pages 29 through 45 of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


         [The balance of this page has been left blank intentionally.]

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The names, ages, business experience for at least the past five years and positions of the directors and executive officers of the Company as of March 1, 2001 are as follows. The Company's board of directors consists of five directors. All directors serve until the next annual meeting of the Company's stockholders or until their successors are elected and qualified. Executive officers of the Company are appointed by the board of directors.

 Name and Age of Director or
     Executive Officer                   Position with the Company                Principal Occupation
---------------------------------------------------------------------------------------------------------------

Edward G. Thompson (1), (2)         President, Chief Executive Officer,    President of E.G. Thompson Mining
Age:  64                            Chairman, and Director                 Consultants, Inc.

Gordon C. Gutrath (1)               Director                               President of Atled Exploration
Age:  62                                                                   Management Ltd.

Jerrold W. Schramm (2), (3)         Director                               Partner, Lawson Lundell Lawson &
Age:  40                                                                   McIntosh (barristers and solicitors)

Chester Shynkaryk (2)               Secretary and Director                 President of Visionary Mining
Age 56                                                                     Corporation (a mineral exploration
                                                                           company)

H. Lutz Klingmann(4)                Director                               President of Minto Explorations Inc.

(1) Audit committee member - board of directors. (2) Compensation committee member - board of directors. (3) Mr. Schramm resigned as a Director 1/22/01. (4) Mr. Klingmann was appointed as a Director effective 3/01/01.

Biographical Information Concerning Directors and Executive Officers.

Edward G. Thompson has been a director of the Company since 1994. He was elected its chairman effective January 29, 1997 and was appointed president and chief executive officer of the Company February 29, 2000. Since 1990 he has also served as president of E.G. Thompson Mining Consultants, Inc., which he owns. Mr. Thompson graduated from the University of Toronto in 1959 with a degree in mining geology and in 1960 earned a degree in economic geology. He is also president of Sparton Resources Inc. and Consolidated Thompson-Lundmark Gold Mines Ltd. He serves on the board of directors of Adrian Resources Ltd., Aurogin Resources, Freewest Resources (Canada), Geomaque Explorations Ltd., Laminco Resources, Inc., Sparton Resources, Inc., Western Troy Capital Resources, Inc., Visionary Mining Corporation, and Windy Mountain Exploration, Ltd.

Chester Shynkaryk has been a director of the Company since 1985. He served as its president from 1985 to 1995, then was elected Secretary in 1996. Since 1996, he has also served as president of Visionary Mining Corporation, a mineral exploration company. In addition he serves as a director of Pacific Star Resources Corporation and Markatech Industries Corporation.

Gordon C. Gutrath has been a director of the Company since 1987. As the founder of Queenstake Resources in 1977, he served as its president from 1977 until November 1995 and has since served as its chairman. Mr. Gutrath is a professional geologist and a registered professional engineer in British Columbia. He graduated from the University of British Columbia in 1960 with a degree in geology. Mr. Gutrath is President of Atled Exploration Management Ltd. and serves on the board of directors of AME Resource Capital Corp., Americana Gold & Diamond Holdings, Inc. and Visionary Mining Corporation.

Jerrold W. Schramm has been a director of the Company since 1996. He is also a partner in the law firm Lawson Lundell Lawson & McIntosh, a position he has held since February 1994, and for approximately six and one-half years prior to that was an associate of the firm. He obtained an undergraduate degree in commerce from the University of British Columbia in 1983 and a law degree from the University of Toronto in 1986. Mr. Schramm resigned as a director of the Company January 22, 2001.

H. Lutz Klingmann was appointed as a director effective March 1, 2001. He has been the President of Minto Explorations, Inc. since it's inception in 1993.

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


ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE.

The following table discloses compensation received by the Company's president and chief executive officer, its vice president of administration and controller, its vice president of operations, and its General Manager - Project Site, for the years ended December 31, 2000, 1999, 1998. The Company had no other executive officers during this period.

    Annual Compensation                                                  Long-Term Compensation

                                                                                         Securities
                                                                         Other           Underlying
        Executive                                                        Annual           Options/
         Officer                          Year          Salary        Compensation (1)      SARS
----------------------------------        ----       ------------     ----------------   ----------
Steven W. Banning (2)                     2000       $  60,179(3)        $   600
President &Chief Executive Officer        1999         220,000             3,600             --
                                          1998         220,000             3,600

Bernard F. Goodson (4)                    2000          89,000(5)             --             --
Vice President Administration &           1999         132,799(5)          2,400             --
Controller                                1998          86,000             3,600             --

Richard W. Graeme (6)                     2000              --                --             --
Vice President of Operations              1999         101,442                --             --
                                          1998         125,000                --             --

David M. Rubio(7), (8)                    2000          92,674(9)             --             --
General Manager - Project Site            1999              --                --             --
                                          1998              --                --             --

(1)  Represents automobile allowances paid to Mr. Banning and Mr. Goodson.
(2) Effective February 29, 2000, Mr. Banning resigned as President and CEO of the Company. (see "TERMINATION OF EMPLOYMENT, CHANGE IN RESPONSIBILITIES AND EMPLOYMENT CONTRACTS" below.)
(3)  Includes $23,513 accrued vacation pay.
(4) On August 31, 1999, Mr. Goodson was laid off as an officer of the Company. (see "TERMINATION OF EMPLOYMENT, CHANGE IN RESPONSIBILITIES AND EMPLOYMENT CONTRACTS" below.)
(5)  Includes $71,000 severance pay.
(6) On October 15, 1999, Mr. Graeme resigned as Vice President of the Company. (see "TERMINATION OF EMPLOYMENT, CHANGE IN RESPONSIBILITIES AND EMPLOYMENT CONTRACTS" below.)
(7) On March 15, 2000, Mr. Rubio was appointed General Manager - Project Site, an officer of the Company with no changes to his employment agreement.
(8) Effective October 31, 2000, Mr. Rubio resigned as General Manager - Project Site. (see "TERMINATION OF EMPLOYMENT, CHANGE IN RESPONSIBILITIES AND EMPLOYMENT CONTRACTS" below.)
(9) Includes $21,375 severance pay and $5,338 accrued vacation pay. Table of Aggregate Options Exercised During the Fiscal Year Ended December 31, 2000 and Fiscal Year-End Option Values. No options were exercised by the named executive officers during the year ended December 31, 2000. In addition, there were no options held by executive officers at December 31, 2000. At December 31, 2000, each Canadian dollar was approximately equal to $0.67. The closing price of the common stock of the Company on The Toronto Stock Exchange on December 31, 2000 was C$0.17 ($0.11).

Table of Options Granted During the Year Ended December 31, 2000. No options were granted to executive officers during the year ended December 31, 2000.

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

On October 15, 1999, Mr. Graeme resigned as Vice President of the Company and received no severance pay. He is a Director of the Subsidiary, but receives no compensation.

Subsequent to December 31, 1999, and effective February 29, 2000, Mr. Banning resigned as president and chief executive officer of the Company and received no severance pay. He remained a Director of the Company until February 29, 2000 but received no compensation.

Effective October 31, 2000, Mr. Rubio was laid off as an officer of the Company. He was paid a severance of $21,375 on November 15, 2000.

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

The Company typically does not pay directors' fees, and while it has no written policy or standard arrangement in this regard, its policy has been to grant options to its directors pursuant to the stock option plan described below. Generally, each director has been granted options to purchase an aggregate of 115,000 shares of common stock, and such additional options as the plan's compensation committee deems appropriate, taking into account the responsibilities and contributions of the directors. For the year ended December 31, 2000, C$22,500 was paid to Mr. Thompson for his services as President of the Company, and C$5,000 was paid to Mr. Shynkaryk for his efforts in moving landowners toward moratorium agreements. No other compensation was paid or given during the year for services rendered by the directors in such capacity, and no additional amounts were payable at year-end under any standard arrangements for committee participation or special assignments.

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

The plan is administered by the compensation committee of the board of directors, comprised of directors Schramm, Shynkaryk and Thompson.


          [The balance of this page has been left blank intentionally.]

Options to Purchase Securities. As at December 31, 2000, options to acquire an aggregate of 1,145,000 shares of common stock were outstanding under the Company's stock option plan, as follows:

                                                                                    Number of       Exercise Price
                                                                                  Common Shares       Per Common
      Class of Optionees               Date of Grant          Expiry Date         Under Option (1)     Share C$
---------------------------------     -----------------     -----------------     ----------------  --------------
Executive officers of Golden          February 21, 1996     February 21, 2001           20,000           $1.00
  Queen (one person)                  January 29, 1997      January 29, 2002            40,000           $1.00
                                      January 28, 1998      January 28, 1998            25,000           $1.00
                                      October 14, 1999      October 14, 2004            70,000           $0.60
                                      February 4, 2000      February 4, 2005           200,000           $0.23

Directors of Golden Queen and         February 21, 1996     February 21, 2001          290,000           $1.00
  of its Subsidiary who are not       January 29, 1997      January 29, 2002            90,000           $1.00
  also executive officers             January 28, 1998      January 28, 2003            75,000           $1.00
  of Golden Queen (five persons)      January 19, 1999      January 19, 2004            75,000           $0.50
                                      October 14, 1999      October 14, 2004           180,000           $0.60
                                      February 4, 2000      February 4, 2004            10,000           $0.23

Executive officers of the             October 14, 1999      February 15, 2001           25,000           $0.60
  Subsidiary who are not also
  executive officers or directors
  of Golden Queen (one person)

All other employees of the            August 4, 1999        March 15, 2001              25,000           $0.28
  Subsidiary (two persons)            August 4, 1999        March 31, 2001              20,000           $0.28

(1) Consists of all shares of common stock issuable upon the exercise of options granted as at December 31, 1998. including those that had not vested at such date.

         [The balance of this page has been left blank intentionally.]

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of January 31, 2001, the names of, and number of shares of common stock of the Company beneficially owned by, persons known to the Company to own more than five percent (5%) of the Company's common stock; the names of, and number of shares beneficially owned by each director and executive officer of the Company; and the number of shares beneficially owned by all directors and executive officers as a group. At such date, the number of shares of common stock of the Company's outstanding or deemed outstanding pursuant to presently exercisable options, warrants and conversion privileges was 49,551,224 shares.

                                         Amount and Nature of Beneficial
                                          ownership (all direct unless
          Name of Owner                         otherwise noted)            Percent of Class
------------------------------------     -------------------------------    ----------------
Edward G. Thompson (1), (2)
  55 University Ave., Suite 1210
  Toronto, ON M5J 2H7                                413,300                       0.83%
Chester Shynkaryk (1), (3)
  900 W Hastings Street, Suite 700
  Vancouver, B.C. V6C 1E5                            414,508                       0.84%
Gordon C. Gutrath (1), (4)
  1111 Melville Street, Suite 250
  Vancouver, B.C. V6E 3V6                            220,000                       0.44%
Jerrold W. Schramm (1), (4)
  925 W Georgia Street, Suite 1600
  Vancouver, B.C. V6C 3L2                            115,000                       0.23%
All directors and executive officers
  as a group (5 persons) (5)                       1,162,808                       2.35%

Harris Clay (6)                                    7,149,785                      14.43%
Landon T. Clay (7)                                 6,859,122                      13.84%
Goodman and Company (8)                            5,621,800                      11.35%
Continental Casualty Company                       3,750,000                       7.57%
BGR Precious Metals Fund, Inc.                     2,800,000                       5.65%

(1)  A director of the Company.
(2)  Includes presently exercisable options for the purchase of 355,000 shares
(3)  Includes presently exercisable options for the purchase of 200,000 shares.
(4)  Includes presently exercisable options for the purchase of 115,000 shares.
(5)  See notes 2 through 4 above.
(6) Consists of: 5,544,318 shares held directly by Mr. Clay; 807,250 shares held by Arctic Coast Petroleum Ltd., with which Mr. Clay is affiliated; and 798,217 shares held by the estate of an individual of which Mr. Clay is the executor. Harris Clay and Landon T. Clay are brothers.
(7) Consists of: 6,021,095 shares held directly by Mr. Landon T. Clay; 4,663 shares held by the LTC Corp. Profit Sharing and Retirement Plan, of which Mr. Clay is a trustee; 26,114 shares held by LTC Corp., with which Mr. Clay is affiliated; and 807,250 shares held by Arctic Coast Petroleum Ltd., with which Mr. Clay is affiliated. In addition, Mr. Clay is related to three charitable trusts, The Landon T. Clay Charitable Lead Trust Dated 11/30/83, The Landon T. Clay Charitable Lead Trust II and the Monadnock Charitable Lead Annuity Trust which hold an aggregate of 6,439,842 shares. Mr. Clay has no beneficial interest in the trusts, and does not directly or indirectly exercise control over the direction of the trusts, and therefore disclaims beneficial ownership of these shares.
(8) Goodman and Company is a Canadian investment dealer. The shares noted in this table are held by various funds that are managed by Goodman and Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Landon T. Clay Affiliates. In July 1999, the Company completed a private placement of 13,250,000 shares of common stock at a price of C$0.40 ($0.26) per share. Of these shares 3,350,000 were issued directly to Landon T. Clay.

In December 2000, the Company received $65,000 from two shareholders of the Company pursuant to terms of an unsecured promissory note. The note is convertible into shares of the Company's common stock at a per share rate of $0.16 (USD$), at the option of the noteholder. The note was converted into 406,250 common shares.

In December 2000, two shareholders advanced the Company $200,000 pursuant to a private placement to be completed in January 2001. The terms of the private placement called for the issuance of an aggregate of 1,538,462 shares at US$0.13 per share. In addition, an aggregate of 1,656,250 Common Shares will be reserved for issuance as warrants with a fixed price of US$0.16 per share. Until the share issuance is approved by the Toronto Stock Exchange, the entire balance is reflected as a stock subscription.

Transactions with Lawson Lundell Lawson & McIntosh. Jerrold W. Schramm, a director of Golden Queen is a partner of the law firm of Lawson Lundell Lawson & McIntosh, counsel to the Company. During the years ended December 31, 2000, and December 31, 1999, the Company paid Lawson Lundell Lawson & McIntosh $52,041 and $35,820, for legal services rendered on behalf of the Company and its subsidiary. No members of the firm of Lawson Lundell Lawson & McIntosh other than Mr. Schramm owned any shares of common stock of the Company, or rights or options to purchase such stock, at December 31, 2000.


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


Form 8-K Reports. No reports on Form 8-K were filed by the registrant during the fourth quarter of 2000.

Report of Independent Auditors


To the Shareholders of
Golden Queen Mining Co. Ltd.
Vancouver, B.C.


We have audited the accompanying consolidated balance sheets of Golden Queen Mining Co. Ltd., as of December 31, 2000 and 1999, and the consolidated statements of loss, changes in shareholders' equity, and cash flows for the years then ended. We have also audited the statements of loss, changes in shareholders' equity, and cash flows for the period from inception (November 21, 1985) through December 31, 2000, except that we did not audit these financial statements for the period from inception (November 21, 1985) through May 31, 1996; those statements were audited by other auditors whose report dated July 12, 1996, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. Our opinion, insofar as it relates to the amounts for the period from inception (November 21, 1985) through May 31, 1996, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Golden Queen Mining Co. Ltd., as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended and for the period from inception (November 21, 1985) through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for stock options issued to non-employee directors in 2000.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has had no revenues since inception and has been unable to obtain the necessary financing to complete current development activities or exit the development stage. Also, the Company recorded a $28,547,592 asset impairment loss during the year ended December 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ BDO DUNWOODY, LLP
----------------------------

BDO Dunwoody LLP
Chartered Accountants
April 4, 2001
Vancouver, British Columbia

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                 (U.S. DOLLARS)

                                                   December 31,    December 31,
                                                       2000            1999
                                                   ------------    ------------
Assets  (Note 1)

  Current assets:
   Cash and cash equivalents                       $    371,123    $  1,469,855
   Receivables                                            1,859           6,664
   Prepaid expenses and other current assets             33,485          58,759

   Total current assets                                 406,467       1,535,278

   Property and equipment, net (Note 2)                 317,313       1,013,338
   Mineral properties (Notes 3, 6 and 10)               682,687      26,428,791
   Other assets (Note 4)                                     --       1,017,551
                                                   ------------    ------------

                                                   $  1,406,467    $ 29,994,958
                                                   ============    ============

Liabilities and Shareholders' Equity  (Note 1)

  Current liabilities:
   Accounts payable                                $     46,514    $     84,493
   Royalty and mining rights payable                    103,250              --
   Accrued liabilities                                   28,808          31,886
   Current maturities of long-term debt (Note 6)        750,130          39,986
   Convertible debt (Note 7)                             65,000              --
                                                   ------------    ------------
  Total current liabilities                             993,702         156,365

  Long-term debt, less current maturities (Note 6)       26,541         766,449
                                                   ------------    ------------

  Total liabilities                                   1,020,243         922,814
                                                   ------------    ------------

  Commitments and contingencies (Notes 4 and 10)

Shareholders' equity:
  Preferred shares, no par, 3,000,000 shares
   authorized; no shares outstanding                         --              --
  Common shares, no par, 100,000,000 shares
   authorized; 48,046,641 shares issued and
   outstanding (Notes 7 and 8)                       33,978,345      34,155,989
  Stock subscription (Note 8)                           200,000              --
  Deficit accumulated during the development stage  (33,792,121)     (5,083,845)
                                                   ------------    ------------

  Total shareholders' equity                            386,224      29,072,144
                                                   ------------    ------------

                                                   $  1,406,467    $ 29,994,958
                                                   ============    ============

    See Accompanying Summary of Accounting Policies and Notes to Consolidated
                             Financial Statements.

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENTS OF LOSS
                                 (U.S. DOLLARS)


                                                                                           Cumulative Amounts
                                                                                                 From Date of
                                                                                          Inception (November
                                                Year Ended             Year Ended           21, 1985) through
                                             December 31, 2000      December 31, 1999       December 31, 2000
                                              ---------------        ---------------         ---------------
General and administrative expense            $       367,451        $       649,406         $     5,255,719
Interest expense                                           --                     --                 323,485
Interest income                                       (32,062)              (102,234)             (1,074,666)
Other expense, net                                      2,939                 17,485                  61,699
Asset impairment loss                              28,547,592                     --              28,547,592
Abandoned mineral interests                                --                     --                 277,251
                                              ---------------        ---------------         ---------------

Net loss before cumulative effect of change
in accounting principle                            28,885,920                564,657              33,391,080
Cumulative effect of change in accounting
for stock options (Note 9)                           (177,644)                    --                (177,644)
                                              ---------------        ---------------         ---------------
Net loss                                      $    28,708,276        $       564,657         $    33,213,436
                                              ===============        ===============         ===============


Net loss per share before cumulative effect
of change in accounting principle             $          0.60        $          0.01
Cumulative effect of change in accounting
principle                                     $            --        $            --
                                              ---------------        ---------------

Net loss per share                            $          0.60        $          0.01
                                              ===============        ===============

Weighted average shares outstanding                48,046,641             40,750,066
                                              ---------------        ---------------

    See Accompanying Summary of Accounting Policies and Notes to Consolidated
                              Financial Statements.

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (U.S. DOLLARS)

    From the Date                                                       Deficit
     of Inception                                                      Accumulated
  (November 21, 1985)                                                  During the        Total
       through               Common                        Stock       Development    Shareholders'
   December 31, 2000         Shares         Amount      Subscription      Stage          Equity
-----------------------   ------------   ------------   ------------   ------------   ------------
November 21, 1985
Issuance of common
  shares for cash            1,425,001   $    141,313   $         --   $         --   $    141,313
Net loss for the year               --             --             --        (15,032)       (15,032)
                          ------------   ------------   ------------   ------------   ------------
Balance, May 31, 1986        1,425,001        141,313             --        (15,032)       126,281

Issuance of common
  shares for cash              550,000        256,971             --             --        256,971
Issuance of common
  shares for mineral
  property                      25,000         13,742             --             --         13,742
Net loss for the year               --             --             --        (58,907)       (58,907)
                          ------------   ------------   ------------   ------------   ------------
Balance, May 31, 1987        2,000,001        412,026             --        (73,939)       338,087

Issuance of common
  shares for cash            1,858,748      1,753,413             --             --      1,753,413
Net income for the year             --             --             --         38,739         38,739
                          ------------   ------------   ------------   ------------   ------------
Balance, May 31, 1988        3,858,749      2,165,439             --        (35,200)     2,130,239

Issuance of common
  shares for cash            1,328,750      1,814,133             --             --      1,814,133
Issuance of common
  shares for mineral
  property                     100,000        227,819             --             --        227,819
Net loss for the year               --             --             --       (202,160)      (202,160)
                          ------------   ------------   ------------   ------------   ------------
Balance, May 31, 1989        5,287,499      4,207,391             --       (237,360)     3,970,031

Issuance of common
  shares for cash            1,769,767      2,771,815             --             --      2,771,815
Issuance of common
  shares for mineral
  property                       8,875         14,855             --             --         14,855
Net loss for the year               --             --             --       (115,966)      (115,966)
                          ------------   ------------   ------------   ------------   ------------
Balance, May 31, 1990        7,066,141      6,994,061             --       (353,326)     6,640,735

Net income for the year             --             --             --         28,706         28,706
                          ------------   ------------   ------------   ------------   ------------
Balance, May 31, 1991        7,066,141      6,994,061             --       (324,620)     6,669,441

Net loss for the year               --             --             --       (157,931)      (157,931)
                          ------------   ------------   ------------   ------------   ------------
Balance, May 31, 1992        7,066,141      6,994,061             --       (482,551)     6,511,510


    See Accompanying Summary of Accounting Policies and Notes to Consolidated
                              Financial Statements.

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (U.S. DOLLARS)


    From the Date                                                          Deficit
     of Inception                                                         Accumulated
  (November 21, 1985)                                                     During the        Total
       through                  Common                        Stock       Development    Shareholders'
   December 31, 2000            Shares         Amount      Subscription      Stage          Equity
------------------------     ------------   ------------   ------------   ------------   ------------
Net loss for the year                  --             --       (285,391)      (285,391)            --
                             ------------   ------------   ------------   ------------   ------------
Balance, May 31, 1993           7,066,141      6,994,061             --       (767,942)     6,226,119

Issuance of common
  shares for cash               5,834,491      1,536,260             --             --      1,536,260
Share issue costs                      --             --             --        (18,160)       (18,160)
Issuance of common
  shares for mineral
  property                        128,493         23,795             --             --         23,795
Net loss for the year                  --             --             --       (158,193)      (158,193)
                             ------------   ------------   ------------   ------------   ------------
Balance, May 31, 1994          13,029,125      8,554,116             --       (944,295)     7,609,821

Issuance of common
  shares for cash                 648,900        182,866             --             --        182,866
Net loss for the year                  --             --             --       (219,576)      (219,576)
                             ------------   ------------   ------------   ------------   ------------
Balance, May 31, 1995          13,678,025      8,736,982             --     (1,163,871)     7,573,111

Issuance of common
  shares for cash               2,349,160      2,023,268             --             --      2,023,268
Issuance of common
  shares for debt                 506,215        662,282             --             --        662,282
Issuance of 5,500,000
  special warrants                     --      9,453,437             --             --      9,453,437
Special warrants issue
  cost                                 --             --             --       (100,726)      (100,726)
Net loss for the year                  --             --             --       (426,380)      (426,380)
                             ------------   ------------   ------------   ------------   ------------
Balance, May 31, 1996          16,533,400     20,875,969             --     (1,690,977)    19,184,992

Issuance of common
  shares for cash                  18,000         10,060             --             --         10,060
Issuance of common
  shares for special
  warrants                      5,500,000             --             --             --             --
Special warrants issue
  cost                                 --             --             --       (123,806)      (123,806)
Net loss for the period                --             --             --       (348,948)      (348,948)
                             ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1996     22,051,400     20,886,029             --     (2,163,731)    18,722,298

    See Accompanying Summary of Accounting Policies and Notes to Consolidated
                              Financial Statements.

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (U.S. DOLLARS)


    From the Date                                                      Deficit
     of Inception                                                     Accumulated
  (November 21, 1985)                                                 During the        Total
       through              Common                        Stock       Development    Shareholders'
   December 31, 2000        Shares         Amount      Subscription      Stage          Equity
-----------------------  ------------   ------------   ------------   ------------   ------------
Issuance of common
  shares for cash             157,000        157,050             --             --        157,050
Issuance of 3,500,000
  special warrants                 --      5,287,315             --             --      5,287,315
Issuance of common
  shares for special
  warrants                  3,500,000             --             --             --             --
Options to non-
  employee directors               --         70,200             --             --         70,200
Special warrants issue
  cost                             --             --             --       (163,313)      (163,313)
Net loss for the year              --             --             --     (1,047,869)    (1,047,869)
                         ------------   ------------   ------------   ------------   ------------
Balance, December 31,
  1997                     25,708,400     26,400,594             --     (3,374,913)    23,025,681

Issuance of common
  shares upon exercise
  of warrants               1,834,300        857,283             --             --        857,283
Issuance of common
  shares through
  conversion of debt        2,017,941      1,000,000             --             --      1,000,000
Share issuance cost                --             --             --         (6,060)        (6,060)
Issuance of common
  shares for cash           5,236,000      2,439,753             --             --      2,439,753
Options and re-priced
  options to non-
  employee directors               --        107,444             --             --        107,444
Net loss for the year              --             --             --       (971,595)      (971,595)
                         ------------   ------------   ------------   ------------   ------------
Balance, December 31,
  1998                     34,796,641     30,805,074             --     (4,352,568)    26,452,506


    See Accompanying Summary of Accounting Policies and Notes to Consolidated
                             Financial Statements.

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (U.S. DOLLARS)



    From the Date                                                              Deficit
     of Inception                                                             Accumulated
  (November 21, 1985)                                                         During the         Total
       through                    Common                         Stock        Development     Shareholders'
   December 31, 2000              Shares         Amount       Subscription       Stage           Equity
-----------------------        ------------   ------------    ------------    ------------    ------------
Issuance of 13,250,000
   special warrants (Note 8)             --   $  3,350,915              --    $         --    $  3,350,915
Special warrants issue
   cost                                  --             --              --        (166,620)       (166,620)
Issuance of common
   shares for special
   warrants                      13,250,000             --              --              --              --
Net loss for the year                    --             --              --        (564,657)       (564,657)
                               ------------   ------------    ------------    ------------    ------------
Balance, December 31, 1999
                                 48,046,641     34,155,989              --      (5,083,845)     29,072,144

Cumulative effect of change
in accounting for stock
options (Note 9)                         --       (177,644)             --              --        (177,644)
Stock subscription                       --             --         200,000              --         200,000
Net loss for the year                    --             --              --     (28,708,276)    (28,708,276)
                               ------------   ------------    ------------    ------------    ------------
Balance, December 31, 2000
                                 48,046,641   $ 33,978,345    $    200,000    $(33,792,121)   $    386,224
                               ============   ============    ============    ============    ============

    See Accompanying Summary of Accounting Policies and Notes to Consolidated
                             Financial Statements.

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (U.S. DOLLARS)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                Cumulative Amounts
                                                                      From Date of
                                                                         Inception
                                                                     (November 21,
                                      Year Ended      Year Ended     1985) through
                                      December 31,    December 31,    December 31,
                                          2000            1999             2000
                                      ------------    ------------    ------------
Operating activities
 Net loss                             $(28,708,276)   $   (564,657)   $(33,213,436)
 Adjustments to reconcile net
  loss to cash used in operating
  activities:
    Asset Impairment                    28,547,592              --      28,547,592
    Abandoned mineral interests                 --              --         277,251
    Amortization and depreciation           81,574          82,803         360,218
    Loss (Gain) on disposition of
    property and equipment                   1,316         (11,111)          1,154
 Options to directors (Note 9)                  --              --         177,644
 Cumulative effect of change in
 accounting principle (Note 9)            (177,644)             --        (177,644)
 Changes in assets and liabilities:
    Receivables                              4,805           6,028          (1,859)
    Prepaid expenses and other
     assets                                (61,636)         14,183        (120,395)
    Accounts payable and accrued
     liabilities                            62,193         (14,770)        178,572
                                      ------------    ------------    ------------

Cash used in operating activities         (250,076)       (487,524)     (3,970,093)
                                      ------------    ------------    ------------

Investment activities:
 Deferred exploration and
  development expenditures                (903,320)     (1,860,854)    (22,395,449)
 Purchase of mineral properties           (184,707)       (419,621)     (5,268,409)
 Deposits on mineral properties                 --         (95,975)     (1,017,551)
 Purchase of property and
  equipment                                 (1,200)         (6,820)     (1,313,838)
 Proceeds from sale of property
  and equipment                              5,335          12,326          26,153
                                      ------------    ------------    ------------

Cash used in investment
  activities                            (1,083,892)     (2,370,944)    (29,969,094)
                                      ------------    ------------    ------------

 Financing activities:
 Borrowing under long-term debt                 --              --       3,766,502
 Payment of long-term debt                 (29,764)        (53,001)     (1,177,549)
 Issuance of convertible debt               65,000              --          65,000
 Stock subscriptions                       200,000              --         200,000

    See Accompanying Summary of Accounting Policies and Notes to Consolidated
                              Financial Statements.

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (U.S. DOLLARS)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                        Cumulative Amounts
                                                                              From Date of
                                                                                 Inception
                                                                             (November 21,
                                               Year Ended     Year Ended     1985) through
                                               December 31,   December 31,    December 31,
                                                   2000           1999            2000
                                               ------------   ------------    ------------
  Issuance of common shares for cash                     --             --      13,086,902
  Share issuance costs                                   --       (166,620)       (578,685)
  Issuance of special warrants                           --      3,350,915      18,091,667
  Issuance of common shares upon
   exercise of warrants                                  --             --         857,283
                                               ------------   ------------    ------------
Cash provided by financing activities               235,236      3,131,294      34,311,120
                                               ------------   ------------    ------------

Net change in cash and cash
  equivalents                                     1,098,732)       272,826         371,123

Cash and cash equivalents,
  beginning balance                               1,469,855      1,197,029              --
                                               ------------   ------------    ------------

Cash and cash equivalents,
  ending balance                               $    371,123   $  1,469,855    $    371,123
                                               ============   ============    ============

Supplemental disclosures of cash
  flow information:

Cash paid during period for:
  Interest                                     $     82,924   $     84,958    $    843,059
  Income taxes                                 $         --   $         --    $         --

Non-cash financing and investing activities:
  Exchange of notes for common
   shares                                      $         --   $         --    $  1,662,282
  Exchange of note for future
   royalty payments                            $         --   $         --    $    150,000
  Common shares for mineral property           $         --   $         --    $    280,211
  Mineral property acquired
   through the issuance of long-
   term debt                                   $         --   $         --    $  1,084,833

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

Generally Accepted Accounting Principles. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents. For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment. Property and equipment are stated at the lower of cost or net realizable value. Depreciation is provided by the straight-line method over the estimated service lives of the respective assets, which range from 5 to 29 1/2 years.

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

In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", management of the Company reviews the carrying value of its mineral properties on a regular basis. Estimated undiscounted future cash flow from the mineral properties is compared with the current carrying value in order to determine if an impairment exists. Reductions to the carrying value, if necessary, are recorded to the extent the net book value of the property exceeds the estimate of future discounted cash flow or liquidation value. As discussed in Notes 1, 2, 3, and 4, the Company recorded a $28,547,592 asset impairment at December 31, 2000.

Foreign Currency Translation. Golden Queen has adopted the United States dollar as its reporting currency for its financial statements prepared after May 21, 1996 as the United States dollar is the currency of the primary economic environment in which Golden Queen and the Subsidiary conduct business and is considered the appropriate functional currency for the Company's operations. Balances held in Canadian dollars are re-measured into the functional currency in accordance with SFAS No. 52, "Foreign Currency Translation," ("SFAS 52"). Assets and liabilities in foreign currencies are generally translated into dollars at the rates ruling at the balance sheet date. Revenues and expenses are translated at average rates for the year. Where amounts denominated in a foreign currency are converted into dollars by remittance or repayment, the realized exchange differences are included in other income. The exchange rates prevailing at December 31, 2000 and December 31, 1999 were 1.50 and 1.44, respectively stated in Canadian dollars per one U.S. dollar. The average rates of exchange during both years ended December 31, 2000 and December 31, 1999 were 1.49.

                           GOLDEN QUEEN MINING CO. LTD
                          (A DEVELOPMENT STAGE COMPANY)
                         SUMMARY OF ACCOUNTING POLICIES


Net Loss Per Share. The Company computes and discloses earnings and loss per share in accordance with SFAS No. 128, "Earnings per Share" ("SFAS 128"), which requires dual presentation of basic earnings per share and diluted earnings per share on the face of all income statements presented for all entities with complete capital structures. Basic earnings per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debt. Since the Company's convertible debt, stock options and warrants are antidilutive for all periods presented, only basic earnings per share is presented. A total of 1,551,250 and 2,185,000 common shares were issuable pursuant to such convertible debt and stock options at December 31, 2000 and 1999 respectively.

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

New Accounting Pronouncements. In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (ii ) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of SFAS No. 133." SFAS No. 137 amends the effective date of SFAS No. 133 to now be for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB also issued SFAS No. 138, "Accounting for certain Derivative Instruments - an Amendment of SFAS 133" which includes provisions for certain commodity contracts, interest rate hedges, foreign currency receivable and payables, and inter-company foreign currency derivatives. SFAS 138 is effective concurrent to the adoption date of SFAS No. 133. Adoption of these accounting principles is not expected to have a material effect on the Company's financial position.

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Financial Condition and Liquidity:

Due to sustained depressed gold and silver prices during 2000 and subsequent to the balance sheet date, the Company recorded an asset impairment loss of $28,547,592 during December 2000. Also, the Company has had no revenues from operations since inception, has a deficit accumulated during the development stage of $33,792,121, and has been unable to obtain the necessary financing to complete current development activities or exit the development stage. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

The ability of the Company to obtain financing and adequately manage its expenses, and thus maintain solvency, is dependant on equity market conditions, the ability to find a joint venture partner, the market for precious metals, and the willingness of other parties to lend the Company money, While the Company has been successful at certain of these efforts in the past, there can be no assurance that current efforts will be successful.


2.       Property and Equipment.

Property and equipment consists of:

                                      December 31, 2000        December 31, 1999
                                      -----------------        -----------------
Building                              $          26,360        $         145,948
Furniture and fixtures                           56,090                   72,944
Equipment                                       170,027                  256,691
Automobiles                                      83,490                  108,852
Rental properties                               313,635                  709,292
                                      -----------------        -----------------
                                                649,602                1,293,727
Less accumulated depreciation                   332,289                  280,389
                                      -----------------        -----------------

Property and equipment, net           $         317,313        $       1,013,338
                                      =================        =================


In December 2000, The Company determined that its carrying value of property and equipment was impaired due to sustained depressed gold and silver prices and an inability to secure adequate financing which would allow the assets to be employed for their intended use. The Company recorded a $609,000 asset impairment loss on property and equipment which adjusted the assets to management's estimate of net realizable value or salvage value, including an allowance for the cost of disposal.


          [The balance of this page has been left blank intentionally.]

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       Mineral Properties.

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

The Company's investment in mineral properties consists of the following:

                                           December 31, 2000   December 31, 1999
                                           -----------------   -----------------
Deferred exploration and development
   expenditures, beginning of year         $      20,312,184   $      18,451,330
Costs capitalized during the year:
   Engineering                                            --              18,834
   Geology/drilling                                   53,122             845,024
   Permitting/environmental                           77,136              56,344
   Metallurgical testing                               2,850              12,930
Other direct costs                                   570,214             927,722
                                           -----------------   -----------------
Deferred exploration and development
   expenditures, end of year                      21,015,506          20,312,184

Properties                                         4,113,738           3,988,245
Advance minimum royalty                            2,387,574           2,128,362

Asset impairment loss                            (26,834,131)                 --
                                           -----------------   -----------------

Mineral properties                         $         682,687   $      26,428,791
                                           =================   =================


In December 2000, the Company determined that the carrying value of mineral properties, including property costs, advanced minimum royalties, and deferred exploration and development expenditures relating to the Soledad site was impaired due to sustained depressed gold and silver prices and an inability to secure adequate financing which would allow the assets to be employed for their intended use. The Company recorded a $26,834,131 asset impairment loss on mineral properties which adjusted the assets to management's estimate of net realizable value.


4.       Other Assets.

On April 1, 1995, the Company acquired, through the Subsidiary, an option to purchase all of the issued and outstanding shares of a privately held California corporation holding an interest in a previously uncontracted tract of land located near the Soledad site. The option called for an initial non-refundable payment of $100,000 in exchange for access to the property to evaluate the presence of mineral reserves for a period of nine months. At the end of the nine-month period, the Company chose to exercise its option to purchase the shares of the corporation by making the initial purchase payment of $250,000. This was followed by a second payment of $500,000 on July 1, 1997. An additional $750,000 was due upon reaching sustained production or July 1, 1999, whichever came first. In June 1999, the Subsidiary and the private corporation amended the original agreement to allow for a one year extension in exchange for $75,000 which was paid by the Subsidiary on June 30, 1999. The Company extended the

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


amended agreement to July 2001 with another extension payment on July 7, 2000 of $75,000. These extension payments do not apply to the overall purchase price. The Company has no legal obligation to continue making payment and cannot perfect its rights as a shareholder of the corporation until full payment under the option is made. Upon commencement of commercial production, if any, the Company would be required to pay a royalty of 1% of gross smelter returns for a period of up to 60 years, not to exceed $60,000,000.

In connection with the asset impairment loss discussed in Note 3, the Company determined that this asset was also impaired in value due to its inseparable relationship to the Soledad site. Without a clear source of financing, management is uncertain it will be able to complete the necessary steps to finalize the agreement and the entire $1,104,461 of carrying value has been impaired.


5.       Income Taxes.

At December 31, 2000 and December 31, 1999, the Company had deferred tax assets of approximately $11,595,000 and $720,000, respectively, principally arising from net operating loss carry-forwards for income tax purposes offset by development costs expended for income tax purposes but capitalized for financial reporting purposes. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established at both December 31, 2000 and December 31, 1999.

As at December 31, 2000, the Company had net operating loss carry-forwards available to reduce taxable income in future years as follows:

             Country                            Amount       Expiration Dates
             -------                            ------       ----------------
             United States - Federal       $20,500,000            2003 - 2020
             United States - AMT           $14,500,000            2003 - 2020
             Canada                        $ 1,125,000            2001 - 2006

     These financial statements do not reflect the potential effect on future income taxes of the application of these losses.

6.       Long-Term Debt.

Long-term debt consists of the following:
                                               December 31, 2000    December 31, 1999
                                               ------------------   -----------------
Note due to a corporation, payable in monthly
  installments of $9,275, including interest
  at prime plus 2% (11.5% at December 31,
  2000), estimated to mature in July 2013
  and collateralized by mineral property       $          745,548   $         771,125

Note due an individual, payable in monthly
  installments of $600 including interest at
  9%, maturing June 2006, collateralized
  by mineral property                                      31,123              35,310
                                               ------------------   -----------------

Total long-term debt                                      776,671             806,435
Current maturities                                        750,130              39,986
                                               ------------------   -----------------

Long-term debt, less current maturities        $           26,541   $         766,449
                                               ==================   =================

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


At December 31, 2000, the Company was in default on the note payable of $745,548, therefore the entire balance has been reflected as a current liability. The following schedule shows the maturity of the debts if the Company had not defaulted on the note payable:

     Year ending December 31,                                  Amount
                                                           -------------
     2001                                                  $     750,130
     2002                                                          5,013
     2003                                                          5,483
     2004                                                          5,998
       2005                                                        6,560
     Thereafter                                                    3,487
                                                           -------------
                                                           $     776,671
                                                           =============

7.       Convertible Debt.

In December 2000, the Company received $65,000 from two shareholders of the Company pursuant to terms of an unsecured promissory note. The note is convertible into shares of the Company's common stock at a per share rate of $0.16 (USD$), at the option of the noteholder. The note was converted into 406,250 common shares in January 2001.

8.       Share Capital.

In December 2000, two shareholders advanced the Company $200,000 pursuant to a private placement to be completed in January 2001. The terms of the private placement call for the issuance of an aggregate of 1,538,462 shares at US$0.13 per share. In addition, an aggregate of 1,656,250 Common Shares will be reserved for issuance as warrants with a fixed price of US$0.16 per share. At December 31, 2000, the share issuance was awaiting approval by the Toronto Stock Exchange, and the entire balance was reflected as a stock subscription. Subsequent to the balance sheet date, all 1,538,462 shares were issued.

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

9.       Stock Option Plan.

Under its amended 1996 stock option plan, the Company may grant options to purchase up to 3,300,000 shares of common stock to officers, directors and employees. The exercise price for all stock options is the closing price of the Company's common shares in Canadian dollars as traded on The Toronto Stock Exchange on the date of grant. Options issued to directors vest immediately. For all other options, the right to exercise vests over a two year period in equal increments on the date of grant and on each of the first two anniversaries of such date. All stock options issued and outstanding as of December 31, 2000 expire at a date determined by the Company's Board of Directors, not exceeding five years from the date of grant, or after 39 months from the date of grant if not specified.

On February 4, 2000, stock options to purchase up to a total of 325,000 shares were granted to three directors. The options are exercisable at the price of C$0.23 per share and expire on February 4, 2005.

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

The fair value of options issued during 1999 and 2000 was $123,683 and $58,500 respectively.

The following is a summary of all stock option activity:


                                                    Year Ended                     Year Ended
                                                 December 31, 2000              December 31, 1999
                                             --------------------------     --------------------------
                                               Shares      Price Range        Shares      Price Range
                                             -----------   ------------     -----------   ------------
Options outstanding, beginning of period       2,185,000    C$0.28-1.00       2,195,000    C$0.55-1.00
Options granted                                  325,000    C$0.23              445,000    C$0.28-0.60
Options exercised                                     --             --              --             --
Options expired / cancelled                   (1,365,000)   C$0.23-1.00        (455,000)   C$0.55-1.00
                                             -----------   ------------     -----------   ------------
Options outstanding, end of period             1,145,000    C$0.23-1.00       2,185,000    C$0.28-1.00
                                             ===========   ============     ===========   ============

Options exercisable                            1,098,333    C$0.23-1.00       2,104,999    C$0.28-1.00
                                             ===========   ============     ===========   ============


The following table summarizes information about fixed-price stock options outstanding at December 31, 2000:

                                                OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                       -------------------------------------    ----------------------------------
                            Number      Weighted-Average   Weighted-Average        Number        Weighted-Average
  Range of Prices        Outstanding    Contractual Life    Exercise Price       Exercisable      Exercise Price
-------------------     -------------  ------------------ ------------------    -------------   ------------------
C$1.00                      540,000           5.0               C$1.00             540,000            C$1.00
C$0.60                      275,000           4.0               C$0.60             258,333            C$0.60
C$0.50                       75,000           5.0               C$0.50              75,000            C$0.50
C$0.28                       45,000           2.0               C$0.28              15,000            C$0.28
C$0.23                      210,000           5.0               C$0.23             210,000            C$0.23
-------------------     -------------  ------------------ ------------------    -------------   ------------------
C$0.28 - $1.00            1,145,000           4.44              C$0.70           1,098,333            C$0.71

The Company accounts for stock-based compensation plans by applying APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options approximates the market price of the underlying stock at the date of grant, no compensation cost is recognized. The weighted average market at date of grant for options granted to employees in 2000 and 1999 was C$0.23 and C$0.55 per option respectively.

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SFAS Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000 and 1999, respectively: no dividend yield for each year; expected volatility of 103% and 51%; and risk-free interest rates of 5.0 percent.

Until January 1, 2000, options issued to non-employee directors were treated under the fair value method prescribed by Financial Accounting Standards Board ("FASB") Statement No. 123 "Accounting for Stock Based Compensation". On March 31, 2000 the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 23" ("the Interpretation"). Among other issues, the interpretation allows stock options issued to members of the Company's board of directors to be treated under the intrinsic value method for U.S. GAAP purposes. The interpretation was effective July 1, 2000. As a result, on July 1, 2000 the Company recorded a one time adjustment of $177,644, recorded as a cumulative effect of change in accounting principles for U.S. GAAP purposes.

Under the accounting provisions of FAS 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                     Year Ended                Year Ended
                              December 31, 2000         December 31, 1999
     Net loss:                -----------------         -----------------
       As reported              $(28,708,276)                $(564,657)
       Pro forma                $(28,766,776)                $(688,340)

     Loss per share:
       As reported              $      (0.60)                $   (0.01)
       Pro forma                $      (0.60)                $   (0.02)


10.      Commitments and Contingencies.

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

The Company has entered into various exploration right, lease option and property acquisition agreements on the above claims. The lease agreements are in the process of renegotiation with a three year moratorium of payments requested. All are subject to a sliding scale royalty on net smelter returns beginning at 3%.

During the year ended May 31, 1996, the Company entered into employment contracts with three of its executive officers. The agreements provide for the payment of salary and bonus, the granting of options, and certain employee benefits. The agreements also contain provisions for lump-sum payments based on the employee's salary upon termination for reasons other than for cause, up to

                          GOLDEN QUEEN MINING CO. LTD.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


an aggregate amount of $862,000. With the departure of two executive officers in 1999, and the third in February 2000, the Company is no longer committed to these contingencies. There were no actual costs to the Company for these commitments for the year ended December 31, 2000. The costs for the year ended December 31, 1999 was $142,000.

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


11.      Related Party Transactions.

Jerrold W. Schramm, a director of Golden Queen until January 22, 2001, is a partner of the law firm of Lawson Lundell Lawson & McIntosh, counsel to the Company. During the years ended December 31, 2000 and 1999, the Company paid Lawson Lundell Lawson & McIntosh $52,041 and $35,820 respectively for services rendered. No members of the firm of Lawson Lundell Lawson & McIntosh other than Mr. Schramm owned any shares of common stock of the Company, or rights or options to purchase such stock at December 31, 2000.


          [The balance of this page has been left blank intentionally.]

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN QUEEN MINING CO. LTD.

By:  /s/ EDWARD G. THOMPSON
     ---------------------------------
     Edward G. Thompson, its President
     and Chief Executive Officer

     Date:     March 15th, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, representing all of the members of the Board of Directors and the principal accounting officer, on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ GORDON C. GUTRATH
    ---------------------------------
    Gordon C. Gutrath, a Director

    Date:     March 15th, 2001


By: /s/ H. LUTZ KLINGMANN
    ---------------------------------
    H. Lutz Klingmann, a Director

    Date:     March 15th, 2001


By: /s/ EDWARD G. THOMPSON
    ---------------------------------
    Edward G. Thompson, a Director
    and Chief Executive Officer

    Date:     March 15th, 2001


By: /s/ CHESTER SHYNKARYK
    ---------------------------------
    Chester Shynkaryk, a Director

    Date:     March 15th, 2000


By: /s/ KEITH GAINEY
    ---------------------------------
    Keith Gainey, Chief Accountant

    Date:     March 15th, 2000