Form 10QSB
period 2001-03-31
GOLDEN QUEEN MINING CO LTD
filed 2001-05-21
CIK 1025362

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURUSANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________


                          GOLDEN QUEEN MINING CO. LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Province of British Columbia                            0-21777
----------------------------------------------          ------------------------
(State or other jurisdiction of incorporation)          (Commission File Number)

                                 Not Applicable
                        ---------------------------------
                        (IRS Employer Identification No.)


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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the issuer's common stock at March 31, 2001 was 49,991,353 shares.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                          GOLDEN QUEEN MINING CO. LTD.
                QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY
                           PERIOD ENDED MARCH 31, 2001


                                TABLE OF CONTENTS


PART I:   Financial Information                                             Page

          Item 1:  Consolidated Financial Statements.....................     1
          Item 2:  Management's Discussion and Analysis and Plan of
                   Operations............................................    12


Part II:  Other Information

          Item 1:  Legal Proceedings.....................................    14
          Item 2:  Changes in Securities.................................    14
          Item 3:  Defaults Upon Senior Securities.......................    15
          Item 4:  Submission of Matters to a Vote of Security Holders...    15
          Item 5:  Other Information.....................................    15
          Item 6:  Exhibits and Reports on Form 8-K......................    15


SIGNATURES...............................................................    15

                         PART I - Financial Information

Item 1. Consolidated Financial Statements

The unaudited consolidated financial statements of the Company for the periods covered by this report are set forth at pages 2 through 10.


         [The balance of this page has been intentionally left blank.]

                          GOLDEN QUEEN MINING CO. LTD.
                          (a development stage company)
                           Consolidated Balance Sheets
                                 (U.S. dollars)


                                                  March 31, 2001   December 31, 2000
                                                    (unaudited)        (audited)
                                                   ------------      ------------
Assets (Note 2)
  Current assets:
    Cash and cash equivalents                      $    284,416      $    371,123
    Receivables                                           2,162             1,859
    Prepaid expenses and other current assets            19,532            33,485
                                                   ------------      ------------

    Total current assets                                306,110           406,467

    Property and equipment, net                         312,750           317,313
    Mineral properties                                  682,687           682,687
                                                   ------------      ------------

                                                   $  1,301,547      $  1,406,467
                                                   ============      ============

Liabilities and Shareholders' Equity (Note 2)

  Current liabilities:
    Accounts payable                               $     26,479      $     46,514
    Royalty and mining rights payable                   122,236           103,250
    Accrued liabilities                                  47,767            28,808
    Current maturities of long-term debt                750,231           750,130
    Convertible debt (Note 3)                                --            65,000
                                                   ------------      ------------

  Total current liabilities                             946,713           993,702

  Long-term debt, less current maturities                25,333            26,541
                                                   ------------      ------------

  Total liabilities                                     972,046         1,020,243
                                                   ------------      ------------

  Commitments and contingencies

Shareholders' equity:
  Preferred shares, no par, 3,000,000 shares
    authorized; no shares outstanding                        --                --
  Common shares, no par, 100,000,000 shares
    authorized; 49,991,352 shares issued and
    outstanding                                      34,243,345        33,978,345

Stock subscription (Note 3)                                  --           200,000
Deficit accumulated during development stage        (33,913,844)      (33,792,121)
                                                   ------------      ------------

  Total shareholders' equity                            329,501           386,224
                                                   ------------      ------------

                                                   $  1,301,547      $  1,406,467
                                                   ============      ============

                          GOLDEN QUEEN MINING CO. LTD.
                          (a development stage company)
                         Consolidated Statements of Loss
                                 (U.S. dollars)

                                   (Unaudited)

                                                                     Cumulative
                                                                    Amounts From
                                                                  Date of Inception
                                    Three Month     Three Month     (November 21,
                                    Period Ended    Period Ended    1985) through
                                   March 31, 2001  March 31, 2000  March 31, 2000
-----------------------------------------------------------------------------------
General and administrative
expense                             $    102,171    $    194,404       5,537,890
Interest expense                          21,821              --         345,306
Interest income                           (1,699)        (18,110)     (1,076,365)
Other expense (income), net               (3,800)           (338)         57,899
Abandoned mineral properties                  --              --         277,251
Asset impairment                              --              --      28,547,592
                                    ------------    ------------    ------------
Net loss before cumulative effect
of change in accounting principle       (118,493)       (175,956)     33,509,572
                                    ------------    ------------    ------------
Cumulative effect of change in
accounting for stock options                  --              --        (177,644)
                                    ------------    ------------    ------------

Net income (loss)                   $   (118,493)   $   (175,956)    (33,331,928)
                                    ============    ============    ============

Net loss per share before
cumulative effect of change in
accounting principle                $      (0.00)   $      (0.00)
                                    ============    ============

Net earnings (loss) per share       $       0.00    $       0.00
                                    ============    ============

Weighted average shares
outstanding                           49,991,353      48,046,641
                                    ============    ============

                          GOLDEN QUEEN MINING CO. LTD.
                          (a development stage company)
           Consolidated Statements of Changes in Shareholders' Equity
                                 (U.S. dollars)

 From the Date of                                                     Deficit
     Inception                                                      Accumulated
(November 21, 1985)                                                 During the        Total
     through                 Common                     Stock       Development    Shareholders'
  March 31, 2001             Shares        Amount    Subscription      Stage          Equity
------------------------------------------------------------------------------------------------
November 21, 1985
Issuance of common
  shares for cash           1,425,001   $   141,313   $        --   $        --    $   141,313
Net loss for the year              --            --            --       (15,032)       (15,032)
                          ----------------------------------------------------------------------
Balance, May 31, 1986       1,425,001       141,313            --       (15,032)       126,281

Issuance of common
  shares for cash             550,000       256,971            --            --        256,971
Issuance of common
  shares for mineral
  property                     25,000        13,742            --            --         13,742
Net loss for the year              --            --            --       (58,907)       (58,907)
                          ----------------------------------------------------------------------
Balance, May 31, 1987       2,000,001       412,026            --       (73,939)       338,087

Issuance of common
  shares for cash           1,858,748     1,753,413            --            --      1,753,413
Net income for the year            --            --            --        38,739         38,739
                          ----------------------------------------------------------------------
Balance, May 31, 1988       3,858,749     2,165,439            --       (35,200)     2,130,239

Issuance of common
  shares for cash           1,328,750     1,814,133            --            --      1,814,133
Issuance of common
  shares for mineral
  property                    100,000       227,819            --            --        227,819
Net loss for the year              --            --            --      (202,160)      (202,160)
                          ----------------------------------------------------------------------
Balance, May 31, 1989       5,287,499     4,207,391            --      (237,360)     3,970,031

Issuance of common
  shares for cash           1,769,767     2,771,815            --            --      2,771,815
Issuance of common
  shares for mineral
  property                      8,875        14,855            --            --         14,855
Net loss for the year              --            --            --      (115,966)      (115,966)
                          ----------------------------------------------------------------------
Balance, May 31, 1990       7,066,141     6,994,061            --      (353,326)     6,640,735

Net income for the year            --            --            --        28,706         28,706
                          ----------------------------------------------------------------------
Balance, May 31, 1991       7,066,141     6,994,061            --      (324,620)     6,669,441

Net loss for the year              --            --            --      (157,931)      (157,931)
                          ----------------------------------------------------------------------
Balance, May 31, 1992       7,066,141     6,994,061            --      (482,551)     6,511,510

                          GOLDEN QUEEN MINING CO. LTD.
                          (a development stage company)
           Consolidated Statements of Changes in Shareholders' Equity
                                 (U.S. dollars)

 From the Date of                                                     Deficit
     Inception                                                      Accumulated
(November 21, 1985)                                                 During the        Total
     through                 Common                     Stock       Development    Shareholders'
  March 31, 2001             Shares        Amount    Subscription      Stage          Equity
------------------------------------------------------------------------------------------------
Net loss for the year              --            --            --       (285,391)      (285,391)
                          ----------------------------------------------------------------------
Balance, May 31, 1993       7,066,141     6,994,061            --       (767,942)     6,226,119

Issuance of common
  shares for cash           5,834,491     1,536,260            --             --      1,536,260
Share issue costs                  --            --            --        (18,160)       (18,160)
Issuance of common
  shares for mineral
  property                    128,493        23,795            --             --         23,795
Net loss for the year              --            --            --       (158,193)      (158,193)
                          ----------------------------------------------------------------------
Balance, May 31, 1994      13,029,125     8,554,116            --       (944,295)     7,609,821

Issuance of common
  shares for cash             648,900       182,866            --             --        182,866
Net loss for the year              --            --            --       (219,576)      (219,576)
                          ----------------------------------------------------------------------
Balance, May 31, 1995      13,678,025     8,736,982            --     (1,163,871)     7,573,111

Issuance of common
  shares for cash           2,349,160     2,023,268            --             --      2,023,268
Issuance of common
  shares for debt             506,215       662,282            --             --        662,282
Issuance of 5,500,000
  special warrants                 --     9,453,437            --             --      9,453,437
Special warrants issue
  cost                             --            --            --       (100,726)      (100,726)
Net loss for the year              --            --            --       (426,380)      (426,380)
                          ----------------------------------------------------------------------
Balance, May 31, 1996      16,533,400    20,875,969            --     (1,690,977)    19,184,992

Issuance of common
  shares for cash              18,000        10,060            --             --         10,060
Issuance of common
  shares for special
  warrants                  5,500,000            --            --             --             --
Special warrants issue
  cost                             --            --            --       (123,806)      (123,806)
Net loss for the period            --            --            --       (348,948)      (348,948)
                          ----------------------------------------------------------------------
Balance, December 31,
1996                       22,051,400    20,886,029            --     (2,163,731)    18,722,298

                          GOLDEN QUEEN MINING CO. LTD.
                          (a development stage company)
           Consolidated Statements of Changes in Shareholders' Equity
                                 (U.S. dollars)

 From the Date of                                                     Deficit
     Inception                                                      Accumulated
(November 21, 1985)                                                 During the        Total
     through                 Common                     Stock       Development    Shareholders'
  March 31, 2001             Shares        Amount    Subscription      Stage          Equity
------------------------------------------------------------------------------------------------
Issuance of common
  shares for cash            157,000       157,050            --             --        157,050
Issuance of 3,500,000
  special warrants                --     5,287,315            --             --      5,287,315
Issuance of common
  shares for special
  warrants                 3,500,000            --            --             --             --
Options to non-
  employee directors              --        70,200            --             --         70,200
Special warrants issue
  cost                            --            --            --       (163,313)      (163,313)
Net loss for the year             --            --            --     (1,047,869)    (1,047,869)
                          ----------------------------------------------------------------------
Balance, December 31,
  1997                    25,708,400    26,400,594            --     (3,374,913)    23,025,681

Issuance of common
  shares upon exercise
  of warrants              1,834,300       857,283            --             --        857,283
Issuance of common
  shares through
  conversion of debt       2,017,941     1,000,000            --             --      1,000,000
Share issuance cost               --            --            --         (6,060)        (6,060)
Issuance of common
  shares for cash          5,236,000     2,439,753            --             --      2,439,753
Options and re-priced
  options to non-
  employee directors              --       107,444            --             --        107,444
Net loss for the year             --            --            --       (971,595)      (971,595)
                          ----------------------------------------------------------------------
Balance, December 31,
  1998                    34,796,641    30,805,074            --     (4,352,568)    26,452,506

Issuance of 13,250,000
 special warrants                 --     3,350,915            --             --      3,350,915
Special warrants issue
 cost                             --            --            --       (166,620)      (166,620)
Issuance of common
 shares for special
 warrants                 13,250,000            --            --             --             --
Net loss for the year             --            --            --       (564,657)      (564,657)
                          ----------------------------------------------------------------------
Balance, December 31,
  1999                    48,046,641    34,155,989            --     (5,083,845)    29,072,144

                          GOLDEN QUEEN MINING CO. LTD.
                          (a development stage company)
           Consolidated Statements of Changes in Shareholders' Equity
                                 (U.S. dollars)

 From the Date of                                                           Deficit
     Inception                                                            Accumulated
(November 21, 1985)                                                       During the        Total
     through                  Common                        Stock         Development    Shareholders'
  March 31, 2001              Shares         Amount      Subscription        Stage          Equity
--------------------------------------------------------------------------------------------------------
Cumulative effect of
change in accounting
for stock options
(Note 9)                            --       (177,644)             --              --        (177,644)
Stock subscription                  --             --         200,000              --         200,000
Net loss for the year               --             --              --     (28,708,276)    (28,708,276)
--------------------------------------------------------------------------------------------------------
Balance, December 31,
2000                        48,046,641     33,978,345         200,000     (33,792,121)        386,224
Shares issued for stock
subscription (Note 3)        1,538,462        200,000        (200,000)             --              --
Shares issued on debt
conversion (Note 3)            406,250         65,000              --              --          65,000
Share issuance costs                --             --              --          (3,230)         (3,230)
Net loss for the period             --             --              --        (118,493)       (118,493)
--------------------------------------------------------------------------------------------------------
Balance, March 31,
2001                        49,991,353   $ 34,243,345    $         --    $(33,913,844)        329,501
========================================================================================================


         [The balance of this page has been intentionally left blank.]

                          GOLDEN QUEEN MINING CO. LTD.
                          (a development stage company)
                      Consolidated Statements of Cash Flow
                                 (U.S. dollars)

                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                            Cumulative Amounts
                                                                               From Date of
                                    Three Month Period  Three Month Period  Inception (November
                                           Ended               Ended         21, 1985) through
                                      March 31, 2001      March 31, 2000      March 31, 2001
                                      --------------      --------------      --------------
Operating activities:
Net loss                               $   (118,493)       $   (175,956)       $(33,331,929)
Adjustments to reconcile net
  loss to cash used in operating
  activities:
  Asset Impairment                               --                  --          28,547,592
  Abandoned mineral properties                   --                  --             277,251
  Amortization and depreciation               4,563              21,355             364,781
  (Gain) Loss on disposition of
  property and equipment                         --                  62               1,154
Options to directors                             --                  --             177,644
Cumulative effect of change in
accounting principle                             --                  --            (177,644)

Changes in assets and liabilities:
  Receivables                                  (303)              1,878              (2,162)
  Prepaid expenses and other
    current assets                           13,952              25,398            (106,443)
  Accounts payable and accrued
    liabilities                              17,911             (69,876)            196,483
                                       ------------        ------------        ------------

Cash used in operating activities           (82,370)           (197,139)         (4,053,273)
                                       ------------        ------------        ------------

Investment activities:
  Deferred exploration and
    development expenditures                     --            (195,738)        (22,395,449)
  Deposits on mineral properties                 --                  --          (1,017,551)
  Purchase of mineral properties                 --            (122,526)         (5,268,409)
  Purchase of property and
    equipment                                    --              (3,307)         (1,313,838)
  Proceeds from sale of property
    and equipment                                --                  35              26,153
                                       ------------        ------------        ------------

Cash used in investment
  activities                                     --            (321,526)        (29,969,094)
                                       ------------        ------------        ------------

Financing activities:
Borrowing under long-term debt                   --                  --           3,766,502
Payment of long-term debt                    (1,107)             (9,630)         (1,178,656)

                          GOLDEN QUEEN MINING CO. LTD.
                          (a development stage company)
                      Consolidated Statements of Cash Flow
                                 (U.S. dollars)

                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                            Cumulative Amounts
                                                                               From Date of
                                    Three Month Period  Three Month Period  Inception (November
                                           Ended               Ended         21, 1985) through
                                      March 31, 2001      March 31, 2000      March 31, 2001
                                      --------------      --------------      --------------
Issuance of convertible debt                     --                  --              65,000
Issuance of common stock for
  cash                                           --                  --          13,086,902
Share issuance costs                         (3,230)                 --            (581,915)
Net cash received from issuance
  of  special warrants                           --                  --                  --
Issuance of special warrants                     --                  --          18,091,667
Issuance of common shares upon
  exercise of warrants                           --                  --             857,283
                                       ------------        ------------        ------------
Cash (used in) provided by
  financing activities                       (4,337)             (9,630)         34,106,783
                                       ------------        ------------        ------------

Net change in cash and cash
  equivalents                               (86,707)           (528,305)            284,416

Cash and cash equivalents,
  beginning balance                         371,123           1,469,855                  --
                                       ------------        ------------        ------------

Cash and cash equivalents,
  ending balance                       $    284,416        $    941,550        $    284,416
                                       ============        ============        ============

Supplemental disclosures of cash
  flow information:

Cash paid during period for:
  Interest                             $        692        $     19,922        $    864,880
  Income taxes                         $         --        $         --        $         --

Non-cash financing and
  investing activities:
  Exchange of notes for common
   shares                              $     65,000        $         --        $  1,662,282
  Exchange of note for future
   royalty payments                    $         --        $         --        $    150,000
  Shares for mineral property          $         --        $         --        $    280,211
  Mineral property acquired
   through the issuance of long-
   term debt                           $         --        $         --        $  1,084,833

                          GOLDEN QUEEN MINING CO. LTD.
                          (a development stage company)
                   Notes to Consolidated Financial Statements

                                   (Unaudited)

Note 1: Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 2000 annual report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Note 2: Financial Condition and Liquidity

Due to sustained depressed gold and silver prices during 2000, the Company recorded an asset impairment loss of $28,547,592 during December 2000. Also, the Company has had no revenues from operations since inception, has a deficit accumulated during the development stage of $33,913,000, and has been unable to obtain the necessary financing to complete current development activities or exit the development stage. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that its ability to control current costs and its continued efforts at obtaining equity based financing will provide sufficient cash to fund Company activities over the next 12 months. In addition, management believes the Company will ultimately be successful at securing debt, equity, or joint venture financing to fund construction of the operating facility at the Kern County, California precious metals mine site.

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

Note 3: Share Capital

In December 2000, the Company received $65,000 from two shareholders of the Company pursuant to terms of an unsecured promissory note. The note was convertible into shares of the Company's common stock at a per share rate of $0.16 (USD$), at the option of the note-holder. The note was converted into 406,250 common shares in January 2001.

In December 2000, two shareholders advanced the Company $200,000 pursuant to a private placement which was completed in January 2001. The terms of the private placement called for the issuance of an aggregate of 1,538,462 shares at US$0.13 per share. In addition, an aggregate of 1,656,250 Common Shares were reserved for issuance as warrants with a fixed price of US$0.16 per share.

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

The Likelihood of Continued Losses from Operations. The Company has no revenue from mining operations and has incurred losses from inception through March 31, 2001 of approximately $33,913,000. This trend is expected to continue for at least the next two years and is expected to reverse only if, as and when gold is produced from the Soledad Mountain Project. The Company is currently in care and maintenance with an anticipated cash "burn" rate of approximately $23,000 per month.

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

The Need for Significant Additional Financing. The Company anticipates that it will need approximately $86,300,000 in additional financing to put the Soledad Mountain Project into production; an anticipated $82,500,000 will be used for capital expenditures and $4,800,000 will be used as working capital and for start-up expenditures. These estimates are based on certain assumptions contained in the 2000 feasibility study. The Company expects to finance development from additional sales of common stock, from bank or other borrowings or, alternatively, through joint development with another mining company. However, it has no commitment for bank financing or for the underwriting of additional stock, and it is not a party to any agreement or arrangement providing for joint development. Whether and to what extent financing can be obtained will depend on a number of factors, not the least of which is the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of March 31, 2001, world gold prices were approximately $258 per ounce, a decrease of approximately 7% from prices a year ago, and a reduction of approximately 9% from prices two years ago. If gold prices remain weak, it may not be economical for the Company to put the Soledad Mountain Project into production. Currently the market is poor for raising additional capital for the Company.

Land Ownership and Mining Rights. The project property is held by the Company (through its United States subsidiary) under a variety of agreements with 60 property owners. These agreements include 56 mining leases, two exploration agreements with options to purchase and two purchase agreements that are in various stages of completion. Most of these agreements were entered into during a six-year period from 1990 - 1996, at a total cost to the Company of approximately $3,800,000. The Company ceased making payments to landowners in October of 2000, and has since been in the process of negotiating various moratorium agreements with its landowners. In the meantime, the Company is technically in default on the agreements which have not been paid or re-negotiated. While the Company has successfully reached agreement with landowners in the past, there can be no assurance that these agreements will be successfully negotiated under the current conditions.

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


Item 2. Management's Discussion and Analysis and Plan of Operations.

Results of Operations.

Overview. During the periods indicated in the discussion which follows, the Company has been either in the development stage or on a care and maintenance status and therefore has earned no revenue from its operations. Variations in the level of expenses between periods have been as a result of the nature, timing and cost of the activities undertaken in the various periods. Financing for the Soledad Mountain Project during such periods has been obtained through the sale of shares of common stock of the Company in predominantly offshore transactions and through borrowings.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000:

General and administrative expenses decreased to $102,000 for the three months ended March 31, 2001, from $194,000 for the three-month period ended March 31, 2000. The decrease is primarily due to a reduction in staffing and other cash conserving efforts.

Interest income was approximately $1,700 for the three months ended March 31, 2001, and $18,000 for the three-month period ended March 31, 2000 resulting from a lower balance of invested funds. As a result of the foregoing factors, the Company incurred a net loss of $118,000 for the three months ended March 31, 2001, versus a net loss of $176,000 for the three-month period ended March 31, 2000.


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

The Company has had no reported revenues from operations since inception, and is currently on care and maintenance status. During the period from inception through March 31, 2001, the Company used $4,053,000 in operating activities, primarily as the result of cumulative losses of $33,332,000 for the same period.

During the same period, the Company used $29,969,000 in investing activities; these consisted of $28,681,000 in expenditures related to the Soledad Mountain Project and fixed asset purchases of $1,314,000. These operating and investing activities were financed by net borrowings of $2,588,000 under various long-term debt arrangements, and from the sale of $30,532,000 of equity securities.

At March 31, 2001, the Company held $284,000 in cash and cash equivalents. As is discussed below under the heading "Plan of Operations", significant additional funds will be needed to put the Soledad Mountain Project into production. These funds are expected to come from additional sales of common stock and from bank or other borrowings. Alternatively, the Company may decide to enter into a joint development or other similar arrangement with another mining company to develop the project. Beyond the agreement and commitment discussed in the Company's 2000 annual report, the Company does not have a commitment for bank financing or for the underwriting of additional shares of its common stock, and is not a party to any agreement or arrangement providing for the joint development of the Soledad Mountain Project. Whether and to what extent additional or alternative financing options are pursued by the Company will depend on a number of important factors, including the results of further development activities at the Soledad Mountain Project, management's assessment of the financial markets, the overall capital requirements for development of the project, and the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of March 31, 2001, world gold prices were approximately $258 per ounce, a decrease of approximately 7% from prices a year ago, and a reduction of approximately 9% from prices two years ago. The project is not economical as a stand-alone precious metals operation at current world gold prices and will not be economical until prices strengthen. A combination precious metals / aggregates operation is expected to have more robust economics and may be viable at relatively lower market prices for each of these commodities.

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


Permitting.

All major permitting requirements for the Soledad Mountain Project were completed in late 1997. Pending the procurement of project financing, the Company may commence construction of surface infrastructure and processing facilities, and, following that, may begin commercial production of gold and silver from the project.


                           PART II - Other Information

Item 1: Legal Proceedings

Nothing to report.


Item 2: Changes in Securities

As discussed in Note 3 to the consolidated financial statements, the Company converted a $65,000 note payable to a shareholder into 406,250 common shares in January 2001.

Also as discussed in note 3 to the consolidated financial statements, the Company issued 1,538,462 shares of common stock pursuant to a stock subscription agreement for $200,000 in January 2001.


Item 3: Defaults Upon Senior Securities

Nothing to report.


Item 4: Submission of Matters to a Vote of Security Holders

Nothing to report.

Item 5: Other Information

Nothing to report.


Item 6: Exhibits and Reports on Form 8-K

Nothing to report.


                                   SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Golden Queen Mining Co. Ltd.

                                       By: /s/ EDWARD G. THOMPSON
                                           ------------------------------
                                           Edward G. Thompson, its
                                           President and CEO
May 21, 2001