Form 10QSB
period 2001-06-30
GOLDEN QUEEN MINING CO LTD
filed 2001-08-20
CIK 1025362

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURUSANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______________ to _______________


                          GOLDEN QUEEN MINING CO. LTD.
             (Exact name of registrant as specified in its charter)



 Province of                        0-21777                    Not Applicable
 British Columbia             (Commission File Number)   (IRS Employer Identifi-
 (State or other                                                cation No.)
jurisdiction of incorporation)


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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the issuer's common stock at June 30, 2001 was 49,991,352 shares.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          GOLDEN QUEEN MINING CO. LTD.
                QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 2001


                                TABLE OF CONTENTS




PART I:  Financial Information                                             Page

       Item 1:  Consolidated Financial Statements .........................  1
       Item 2:  Management's Discussion and Analysis or
                Plan of Operations ........................................  1


Part II:  Other Information

       Item 4:  Submission of Matters to a Vote of Security Holders ....... 14
       Item 5:  Other Information ......................................... 14
       Item 6:  Exhibits and Reports on Form 8-K .......................... 14

SIGNATURES ................................................................ 15

                                     PART I


Item 1.  Financial Statements

In accordance with the Securities and Exchange Commission's "Exchange Act Rule 13a-13-c", and having met all of the conditions set forth therein, Golden Queen Mining Company is excluded from the provisions which require Part I filing of the quarterly financial statements.


Item 2.  Management's Discussion and Analysis or Plan of Operations


In accordance with the Securities and Exchange Commission's "Exchange Act Rule 13a-13-c", and having met all of the conditions set forth therein, Golden Queen Mining Company is excluded from the provisions which require Part I filing of management's discussion and analysis or plan of operations.

The Company has been in the exploration and development stage of its business and has had no reported revenues from operations since inception.






          [The balance of this page has been intentionally left blank]

                                     PART II


Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual General and Extraordinary Meeting of the holders of Common Shares of the Company held on June 26, 2001, the shareholders voted on the following matters:

1. Election of Directors. The following nominees were elected as directors to serve until the next annual general meeting of the shareholders:

         Edward G Thompson

              For:  18,441,276
              Against or Withheld:  0
              Brokers' Abstention of Non-Votes:  20,750

         Gordon Gutrath

              For:  18,441,276
              Against or Withheld:  0
              Brokers' Abstention of Non-Votes:  20,750

         Chester Shynkaryk

              For:  18,441,276
              Against or Withheld:  0
              Brokers' Abstention of Non-Votes:  20,750

2. Appointment of Auditors. The shareholders approved the reappointment of BDO Dunwoody as auditor of the Company until the next annual general shareholder meeting.

              For:  18,448,276
              Against or Withheld:  6,550
              Brokers' Abstention or Non-Votes:  7,200

3. Remuneration of Auditors. The shareholders authorized the directors to fix the remuneration to be paid the auditors.

              For:  18,443,721
              Against or Withheld:  6,550
              Brokers' Abstention or Non-Votes:  11,755

Item 6.  Exhibits and Reports on Form 8-K.

         Exhibits. No exhibits are filed as part of this report.

         Form 8-K Reports. The Company filed no reports on Form 8-K during the second quarter of 2001.















          [The balance of this page has been intentionally left blank.]

                                   SIGNATURES


In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             Golden Queen Mining Co. Ltd.

                                             By: /s/ Edward G. Thompson
                                                --------------------------------
                                                Edward G. Thompson, its
                                                President and CEO