Form 10QSB
period 2001-09-30
GOLDEN QUEEN MINING CO LTD
filed 2001-11-15
CIK 1025362

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURUSANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2001
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the issuer's common stock at September 30, 2001 was 49,991,352 shares.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          GOLDEN QUEEN MINING CO. LTD.
                QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 2001


                                TABLE OF CONTENTS




PART I:  Financial Information                                             Page

       Item 1:  Consolidated Financial Statements .........................  1
       Item 2:  Management's Discussion and Analysis or
                Plan of Operations ........................................  2


Part II:  Other Information

       Item 4:  Submission of Matters to a Vote of Security Holders .......  2
       Item 6:  Exhibits and Reports on Form 8-K ..........................  2

SIGNATURES ................................................................  3

                                     PART I

Item 1.  Financial Statements

In accordance with the Securities and Exchange Commission's "Exchange Act Rules
- Regulation 240.13a-13(c)", and having met all of the conditions set forth therein, Golden Queen Mining Company is excluded from the provisions which require Part I filing of the quarterly financial statements.

Item 2.  Management's Discussion and Analysis or Plan of Operations

In accordance with the Securities and Exchange Commission's "Exchange Act Rules
- Regulation 240.13a-13(c)", and having met all of the conditions set forth therein, Golden Queen Mining Company is excluded from the provisions which require Part I filing of management's discussion and analysis or plan of operations.

The Company has been in the exploration and development stage of its business and has had no reported revenues from operations since inception.





          [The balance of this page has been intentionally left blank]

                                     PART II



Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the third quarter of 2001.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits. No other exhibits are filed as part of this report.

Form 8-K Reports. The Company filed no reports on Form 8-K during the third quarter of 2001.







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