Form 10KSB
period 2001-12-31
GOLDEN QUEEN MINING CO LTD
filed 2002-04-01
CIK 1025362

FORM 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

   [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to _______________


                          GOLDEN QUEEN MINING CO. LTD.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

  Province of British Columbia            0-21777              Not Applicable
--------------------------------------------------------------------------------
  (State or other jurisdiction          (Commission            (IRS Employer
of incorporation or organization)       File Number)         Identification No.)

                               11847 Gempen Street
                            Mojave, California 93501
                    ----------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number: (661) 824-1054
                                               --------------

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under section 12(g) of the Exchange Act:
                         Common Stock without par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $6,753 in interest income. The aggregate market value of the voting stock held by non-affiliates at March 27, 2002 was $13,497,665. The number of shares of common stock outstanding at such date was 49,991,352.

          Transitional Small Business Disclosure Format. Yes [ ] No [X]

                          GOLDEN QUEEN MINING CO. LTD.
                    ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR
                             ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS


SAFE HARBOR STATEMENT

GLOSSARY

                                                                                                 Page

PART I

           Item 1:   Description of Business........................................................6
           Item 2:   Description of Property.......................................................15
           Item 3:   Legal Proceedings.............................................................18
           Item 4:   Submission of Matters to a Vote of Security Holders...........................18


PART II

           Item 5:   Market for Common Equity and Related Stockholder Matters......................19
           Item 6:   Management's Discussion and Analysis and Plan of Operation....................20
           Item 7:   Financial Statements..........................................................23
           Item 8:   Changes in and Disagreements with Accountants and Financial Disclosure........23


PART III

           Item 9:   Directors and Executive Officers, Promoters and Control Persons;
                       Compliance with Section 16(a) of the Exchange Act...........................24
           Item 10:  Executive Compensation........................................................25
           Item 11:  Security Ownership of Certain Beneficial Owners and Management................27
           Item 12:  Certain Relationships and Related Transactions................................28
           Item 13:  Exhibits and Reports on Form 8-K..............................................29


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

The Likelihood of Continued Losses from Operations. The Company has no revenue from mining operations and has incurred losses from inception through December 31, 2001 of approximately $33,475,000. This trend is expected to continue for at least the next two years and is expected to reverse only if, and when gold is produced from the Soledad Mountain Project. At December 31, 2001, the Company held $90,000 in cash and cash equivalents, and is currently in care and maintenance with a "burn" rate of approximately $22,000 per month. While management anticipates raising $200,000 in April, 2002 through the conversion of warrants, and $60,000 from sales of rip-rap aggregate over the next three quarters of 2002, the Company has not received additional funding and therefore cannot guarantee financing for Company activities in 2002.

The Company ceased making payments to landowners in October of 2000, and has since been in the process of negotiating moratorium agreements with its landowners. In the meantime, the Company is technically in default on the agreements which have not been paid or re-negotiated. Signed agreements will cost the Company $58,000 in 2002 while pending agreements could cost an additional $46,000.

Some of the conditions noted raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to obtain financing and adequately manage its expenses, and thus maintain solvency, is dependent on equity market conditions, the ability to find a joint venture partner, the market for precious metals, and / or the willingness of other parties to lend the Company money. The Company's ability to continue is also dependent upon its landowners interpretation of vested interest in the project without the prospect of royalty or land payments. While the Company has been successful at certain of these efforts in the past, there can be no assurance that current efforts will be successful.

The Need for Significant Additional Financing. In addition to the above, the Company anticipates that it will need approximately $86,300,000 in additional financing to put the Soledad Mountain Project into production; an anticipated $81,500,000 will be used for capital expenditures and $4,800,000 will be used as working capital and for start-up expenditures. These estimates are based on certain assumptions contained in the 2000 feasibility study update which is more fully discussed in Part I, Item 1 of this report. The Company expects to finance development from additional sales of common stock, from bank or other borrowings or, alternatively, through joint development with another mining company. However, it has no commitment for bank financing or for the underwriting of additional stock, and it is not a party to any agreement or arrangement providing for joint development. Whether and to what extent financing can be obtained will depend on a number of factors, not the least of which is the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of December 31, 2001, world gold prices were approximately $277 per ounce, an increase of approximately 1.5% from prices at December 31, 2000 and a decrease of approximately 5% from prices at December 31, 1999. If gold prices remain weak, it may not be economical for the Company to put the Soledad Mountain Project into production. Currently, the market is poor for raising additional capital for the Company.

Risks and Contingencies Associated with the Mining Industry Generally. In addition to the risks noted above, the Company is subject to all of the risks inherent in the mining industry, including environmental risks, fluctuating metals prices, industrial accidents, labor disputes, unusual or unexpected geologic formations, cave-ins, flooding and periodic interruptions due to inclement weather. These risks could result in damage to, or destruction of, mineral properties and production facilities, personal injury, environmental damage, delays, monetary losses and legal liability. Although the Company maintains or can be expected to maintain insurance within ranges of coverage consistent with industry practice, no assurance can be given that such insurance will be available at economically feasible premiums. Insurance against environmental risks (including pollution or other hazards resulting from the disposal of waste products generated from exploration and production activities) is not generally available to the Company or other companies in the mining industry. Were the Company subjected to environmental liabilities, the payment of such liabilities would reduce the funds available to the Company. Were the Company unable to fund fully the cost of remedying an environmental problem, it might be required to suspend operations or enter into interim compliance measures pending completion of remedial activities.

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

The new study estimated a geologic resource at a cut-off grade of 0.274 grams per tonne (0.008 ounces per ton) of 122.16 million tonnes (134.66 million tons) averaging 0.669 grams gold per tonne (0.020 ounces gold per ton), or 0.842 grams gold equivalent (0.024 ounces gold equivalent per ton). Contained within this geologic resource is a mineable proven, and probable resource/1/ at metal prices of $300 per ounce gold and $5.50 per ounce silver totaling 57.3 million tonnes (63.3 million tons) averaging 0.83 grams gold per tonne (0.024 ounces per ton) and 13.5 grams silver per tonne (0.030 ounces per ton). This mineable resource is estimated to contain 59 tonnes (1.9 million ounces) of gold equivalent.

The Company plans to develop the project using open pit mining methods and a cyanide heap leach recovery process. Development plans include the construction of facilities capable of mining and processing precious metals ores at a rate of up to 5.76 million tonnes (6.35 million tons) per year for at least nine years, followed by heap detoxification and reclamation of the project site. The Company previously reported that it expected to begin producing gold and silver from the project during the second half of 1998, once permitting was completed. Because of the downturn in world gold prices during the second half of 1997, however, the Company was not able to obtain financing for construction. As a consequence, construction and production will be delayed until gold prices improve and/or aggregate markets are developed.

------------------
/1/ Over the past several years new guidelines have been developed on the terminology of Mineral Resources and Reserves. These guidelines were finally adopted in late 2000. In effect, they recommend that the terminology "reserve" be only used when a deposit has undergone at least a Preliminary Feasibility Study which demonstrated that economic extraction can be justified. While economic extraction is not defined, it implies that the project can be financed to production. Over the past several years, the Company has completed three feasibility studies that showed an economic return at gold prices of $350 in 1998, $325 in 1999, and $300 in 2000 (with by-product waste rock sales). However, with gold prices in the US$270 per ounce range and the poor market for junior companies raising funds, it is unlikely that the Company can raise production financing at this time. Therefore, the term "mineable resource" not "mineable reserve" is used in discussing the mineralized tonnages in the mining plan.

In response to the continued downturn in world gold prices, the Company's Board of Directors voted in December 2000 to move the Company into care and maintenance status. The number of employees was reduced to its lowest possible level, and costs were reduced to the minimum amount necessary to hold the Company together through this period of economic uncertainty . Due to sustained depressed gold and silver prices during 2000, and an inability to secure financing in order to place the Company's assets in service for their intended use, the Company recorded an asset impairment loss of $28,547,592 for the year ended December 31, 2000. The asset impairment loss reduced the carrying value of fixed assets, mineral properties, and other assets to their estimated net realizable value.

The Company remained on care and maintenance in 2001. The major land owners agreed to a 3 year moratorium on payments or until the price of gold improves. Most of the information provided in this report is unchanged from previous filings.

The registered office of the Company is located at 1600 - 925 West Georgia Street, Vancouver, British Columbia V6C 3L2, and its executive offices are located at 11847 Gempen Street, Mojave, California 93501.

Project Background.

The Soledad Mountain Project is located within the Mojave Mining District along with the nearby, and currently inactive, Cactus Gold Mine, Standard Hill Mine and Tropico Mine. Mining in the area dates back into the late 19th century, but the most significant production occurred from the 1930s to 1942 when Gold Fields Mining Company of South Africa operated a 272-ton per day cyanide mill, evidenced by the large piled tailings on the north slope of Soledad Mountain. No historical operators attempted open pit mining in the project area.

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


          [The balance of this page has been left blank intentionally]

The data employed in the block model analysis was derived from Gold Fields Mining Company's production records and the Company's exploration activities through 1999, consists of 113,585 meters (372,649 ft) of assayed material taken from more than fourteen different vein systems in the district. The sources and extent of this data are summarized below:

-------------------------------- ----------------------- ----------------------
Diamond drilling                         9,802.1 meters            32,127 feet
-------------------------------- ----------------------- ----------------------
Reverse circulation drilling            89,912.0 meters           294,987 feet
-------------------------------- ----------------------- ----------------------
Old cross-cuts (1930s)                   6,813.0 meters            22,352 feet
-------------------------------- ----------------------- ----------------------
Underground drilling (1930s)             4,909.7 meters            16,108 feet
-------------------------------- ----------------------- ----------------------
Recent cross-cuts (1980s)                2,156.6 meters             7,075 feet
-------------------------------- ----------------------- ----------------------
                                       113,593.4 meters           372,649 feet
-------------------------------- ----------------------- ----------------------

The Company retained Mintec, Inc. (Mintec) for a collaboration effort with the Company staff in preparing a computer model representation of the Soledad Mountain deposit. The database incorporates the aforementioned 113,593 meters (372,649 ft.) of sample information, topographic information, and geologic interpretation of rock units and mineralized zones.

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

--------------------------------------------------------------------------------
                     Geologic Resource at Selected Cut-offs
--------------------------------------------------------------------------------
--------------- ---------------- --------------- --------------- ---------------
  Cut-Off gpt    Tonnes              AuEq gpt        Au gpt          Ag gpt
--------------- ---------------- --------------- --------------- ---------------
     0.274          122,162,843       0.842           0.669          12.213
--------------- ---------------- --------------- --------------- ---------------
     0.686           57,547,013       1.239           0.998          16.968
--------------- ---------------- --------------- --------------- ---------------
     1.029           24,830,244       1.793           1.471          22.673
--------------- ---------------- --------------- --------------- ---------------

--------------- ---------------- --------------- --------------- ---------------
 Cut-Off oz pt    Tons              AuEq oz pt      Au oz pt        Ag oz pt
--------------- ---------------- --------------- --------------- ---------------
     0.008          134,662,187       0.0244         0.0195          0.3562
--------------- ---------------- --------------- --------------- ---------------
     0.020           64,435,055       0.0359         0.0291          0.4949
--------------- ---------------- --------------- --------------- ---------------
     0.030           27,370,802       0.0519         0.0429          0.6613
--------------- ---------------- --------------- --------------- ---------------

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

The internally-generated ore resource portion of the recently updated mineralized material inventory at the Soledad Mountain Project was calculated by applying the following economic cut-off criteria to the floating cone analyses for preliminary pit design: a gold price of $300 per ounce; a silver price of $5.50 per ounce; mining costs for waste and ore of $0.66 per tonne ($0.60 per ton); processing costs of $1.50 per tonne ($1.30 per ton); general/administrative costs of $0.41 per tonne ($0.37 per ton); process recovery rates of 80% for gold and 65% for silver; a refining recovery rate of 100%; a design cut-off grade of 0.41 grams per tonne (0.012 ounces per ton) of gold equivalent. An internal cut-off grade of 0.25 grams per tonne (0.007 ounces per ton) of gold equivalent was calculated by deleting mining costs from the above on the premise that material within the pit that must be removed needs only to support the incremental costs for processing to be considered ore.


          [The balance of this page has been left blank intentionally]

Resources in Pit Plan. The Soledad Mountain Project Lerchs-Grossman Cone pits for 6 different cases and classified as proven and probable are listed below with the base case used being No. 3

--------------------------------------------------------------------------------------------------------------
                                        LERCHS-GROSSMAN CONE SUMMARY

--------------------------------------------------------------------------------------------------------------
                                                  SI UNITS
--------------------------------------------------------------------------------------------------------------
   Case          Description       Approx.                Resource                 Waste      Total    Strip
             --------------------            ------------------------------------
    No.       $/oz Au   $/oz Ag    Cut-off   Ktonnes    AuEq      Au       Ag     Ktonnes    Ktonnes   Ratio
                                                         gpt      gpt      gpt
------------ ---------- --------- ---------- --------- -------- -------- -------- --------- ---------- -------
1            350        6.50      0.21       68,347    1.00     0.80     13.41    220,889   289,237    3.23
------------ ---------- --------- ---------- --------- -------- -------- -------- --------- ---------- -------
2            325        6.00      0.23       62,271    1.03     0.82     13.78    194,521   256,792    3.12
------------ ---------- --------- ---------- --------- -------- -------- -------- --------- ---------- -------
"upside"     300        5.50      0.25       63,526    1.09     0.89     13.47    208,770   272,296    3.29
------------ ---------- --------- ---------- --------- -------- -------- -------- --------- ---------- -------
3            300        5.50      0.25       56,837    1.04     0.84     13.65    168,279   225,115    2.96
------------ ---------- --------- ---------- --------- -------- -------- -------- --------- ---------- -------
4            275        5.00      0.27       37,209    1.10     0.87     15.29    72,537    109,746    1.95
------------ ---------- --------- ---------- --------- -------- -------- -------- --------- ---------- -------
5            250        4.50      0.30       31,599    1.15     0.93     15.63    57,642    89,242     1.82
------------ ---------- --------- ---------- --------- -------- -------- -------- --------- ---------- -------
6            200        3.50      0.30       21,218    1.33     1.08     17.90    37,161    58,380     1.75
------------ ---------- --------- ---------- --------- -------- -------- -------- --------- ---------- -------

--------------------------------------------------------------------------------------------------------------
                                                English Units
--------------------------------------------------------------------------------------------------------------
   Case          Description       Approx.                Resource                 Waste      Total    Strip
             --------------------            ------------------------------------
    No.       $/oz Au   $/oz Ag    Cut-off    Ktons     AuEq      Au       Ag      Ktons      Ktons    Ratio
                                                        oz pt    oz pt    oz pt
------------ ---------- --------- ---------- --------- -------- -------- -------- --------- ---------- -------
1            350        6.50      .006       75,341    0.029    0.023    0.39     243,490   318,831    3.23
------------ ---------- --------- ---------- --------- -------- -------- -------- --------- ---------- -------
2            325        6.00      .007       68,642    0.030    0.024    0.40     214,424   283,066    3.12
------------ ---------- --------- ---------- --------- -------- -------- -------- --------- ---------- -------
"upside"     300        5.50      .007       70,026    0.032    0.026    0.39     230,130   300,156    3.29
------------ ---------- --------- ---------- --------- -------- -------- -------- --------- ---------- -------
3            300        5.50      .007       62,652    0.030    0.024    0.40     185,497   248,149    2.96
------------ ---------- --------- ---------- --------- -------- -------- -------- --------- ---------- -------
4            275        5.00      .008       41,016    0.032    0.025    0.45     79,959    120,975    1.95
------------ ---------- --------- ---------- --------- -------- -------- -------- --------- ---------- -------
5            250        4.50      .009       34,832    0.034    0.027    0.46     63,540    98,373     1.82
------------ ---------- --------- ---------- --------- -------- -------- -------- --------- ---------- -------
6            200        3.50      .009       23,389    0.039    0.032    0.52     40,964    64,353     1.75
------------ ---------- --------- ---------- --------- -------- -------- -------- --------- ---------- -------

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


          [The balance of this page has been left blank intentionally]

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


          [The balance of this page has been left blank intentionally]

Permitting and Environmental Issues. The Soledad Mountain Project is located on private and federally-controlled lands in an unincorporated area of Kern County, California. Current and proposed mining activities on these lands are thus subject to extensive federal, state and local regulations. Annual inspections of the site are conducted by the appropriate authority for verification of the Company's regulation compliance. For the year ended December 31, 2001, Golden Queen remained in compliance with regulations and received favorable reviews from each of the reviewing agencies. These regulations and the Company's compliance efforts are summarized below.

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

The Company is required to obtain several bonds for the project: a Surface Mining and Reclamation Act bond, to be held by Kern County, to cover the general reclamation of the site, including the waste dumps, roads, mine pits and building removal; a detoxification and closure bond, to be held by the Lahontan Regional Water Quality Control Board, relating to the heap back process areas; and an "unforeseen event bond", to be held by the water quality board, which is intended to bond for a catastrophe that would contaminate surface or ground water with processed water. Since there are no surface streams at Soledad Mountain, the bond would apply to ground water only. The amounts of these bonds will be determined by the regulatory authorities when the relative permits are initiated by the project. The Company expects to meet these bonding requirements by purchasing surety bonds from one or more insurers. Alternatively, the Company may post money market securities, such as certificates of deposit, or bank letters of credit in lieu of, or in addition to, such surety bonds.

Based on currently available information, the Company estimates that the costs of complying with environmental requirements, including land reclamation, will be approximately $3,000,000 at the time production at the mine commences, increasing to a total of $5,410,000 by the end of the life of the mine.

Facilities and Employees. The Company's principal executive offices are located at its Soledad Mountain site - 11847 Gempen Street in Mojave, California. The Company employs a half-time accountant at this Mojave office.

Miscellaneous. All of the Company's directors, Edward G. Thompson, Chester Shynkaryk, Gordon C. Gutrath, and H. Lutz Klingmann are residents of Canada. Consequently, it may be difficult for United States investors to effect service of process within the United States upon those directors, or to realize in the United States upon judgments of United States courts predicated upon civil liabilities under the United States securities laws. A judgment of a U.S. court predicated solely upon such civil liabilities would probably be enforceable in Canada by a Canadian court if the U.S. court in which the judgment was obtained had jurisdiction, as determined by the Canadian court, in the matter. There is substantial doubt whether an original action could be brought successfully in Canada against any of such directors predicated solely upon such civil liabilities.

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

Land Ownership and Mining Rights. Golden Queen's property is situated west of California State Highway 14 and largely south of Silver Queen Road in Kern County, California covering all of section 6 and portions of sections 5, 7 and 8 in Township 10 North, Range 12 West; portions of sections 1 and 12 in Township 10 North, Range 13 West; portions of section 18 in Township 9 North, Range 12 West and portions of section 32 in Township 11 North, Range 12 West, all from the San Bernardino Baseline and Meridian. Most of the mining processing facilities will be located in Section 6 in Township 10 North, Range 12 West. The project area is a 497-hectare (1,228 acres) contiguous block within an area of approximately 1,012 hectares (2,501 acres) held by the Company. The project property is comprised of 33 patented lode mining claims, 123 unpatented lode mining claims, one unpatented placer mining claim, one patented mill site claim, six unpatented mill site claims and 379 hectares (937 acres) of fee land. One hectare is approximately 2.471 acres.

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


          [The balance of this page has been left blank intentionally]

The Company ceased making payments to landowners, according to the terms of the various agreements, in October of 2000, and has since been in the process of negotiating moratorium agreements with its landowners. In the meantime, the Company is technically in default on the agreements which have not been paid or re-negotiated. While the Company has successfully negotiated moratorium agreements with these landowners in the past, and has reached new agreements with many of the landowners, there can be no assurance that the remaining agreements will be successfully negotiated under current conditions.

The basis of the moratorium agreements is a suspension of advance minimum royalty payments and all other payments for a period of three years, or until the Company secures production financing, whichever is sooner. As of December 31, 2001, 42% of the agreements, constituting approximately 86% of the mineral rights of the project, were successfully re-negotiated. Based on personal contacts with each landowner from October 2000 through February 2001, management believes that a variety of factors, other than non-approval of the moratorium request, are the cause for a lack of response from the remaining landowners. Follow-up contacts with these landowners will be conducted in 2002.

The costs to the Company for all land agreements for the years ending December 31, 1999, 2000, and 2001 were $541,000, $344,000, and $69,000 respectively. The negotiated agreements will cost the Company $58,000 in 2002, while the remaining agreements could cost the Company as much as $46,000. If the Company fails to negotiate the outstanding agreements, additional financing may be required to keep the land package together.

Maintaining control of Golden Queen's land package is critical to the future of the Company. Without land and mineral rights the Company has no basis for continuing. While each piece of property on Soledad Mountain has its own value, and unique purpose in the overall mine plan, the feasibility of the project depends on the Company's ability to maintain control of the land package as a whole.

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

The various property purchase agreements to which the Company is a party typically require payment by the Company of the purchase price over an extended period of time. In most cases, a somewhat larger advance payment was made at the time the agreement was entered into and, in some instances, a larger payment is due at the time the purchase is completed. Certain of the property purchase agreements require the payment by the Company of royalties upon the commencement of commercial production from the project. As of December 31, 2001, $772,000 remained to be paid by the Company under these various property purchase agreements; $22,000 of this amount is due within the ensuing twelve months. Certain of these agreements have been successfully re-negotiated to a three year moratorium of payments. Without moratorium agreements, the Company would have been unable to fulfill the payment obligations of the original contracts.

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


          [The balance of this page has been left blank intentionally]

In addition to these agreements, the Company is also obligated under the terms of an April 1, 1995 option agreement. The Company acquired, through its subsidiary, Golden Queen Mining Company, Inc. (the "Subsidiary"), an option to purchase all of the issued and outstanding shares of a privately held California corporation, holding an interest in a previously non-contracted tract of land located near the Soledad site. The option called for an initial, non-refundable, payment of $100,000 in exchange for access to the property, to evaluate the presence of mineral reserves, for a period of nine months. At the end of the nine month period, the Company chose to exercise its option to purchase the shares of the corporation, by making the initial purchase payment of $250,000. This was followed by a second payment of $500,000 on July 1, 1997. An additional $750,000 was due upon reaching sustained production or July 1, 1999, whichever came first. In June 1999, the Subsidiary and the shareholders of the private corporation signed an amendment to the original stock purchase agreement. The amendment provides that if the full purchase price of $1,600,000 was not made on or before July 1, 1999, all rights of the Subsidiary to purchase the stock would terminate, unless the Subsidiary paid $75,000, which would extend the termination date to July 1, 2000. If, on or before July 1, 2000, the Subsidiary paid an additional $75,000, the termination date will be extended to July 1, 2001. These additional payments are to extend the option period and will not apply to the balance of the $1,600,000 purchase price. In addition, the amendment provides for the payment of the balance of the purchase price upon the earlier of a determination of sustained production, or the termination date, which may be extended to July 1, 2001. On July 7, 2000, the Subsidiary made the required $75,000 payment to extend the termination date to July 1, 2001. The Company anticipated it's inability to make the extension payment scheduled for July 1, 2001 and on August 10, 2001, a second amendment to the original stock purchase agreement was signed. This amendment suspends all terms and obligations of the Company as set forth in the original agreement and the first amendment. Further, the second amendment requires the Company to recognize a liability of $35,000, on or before July 1, 2001, and on each successive anniversary date for up to five years. In order to extend the termination date of the agreement, $10,000 of the liability is to be paid in cash, and the balance of $25,000 is to be accrued, without interest, payment of which is deferred until the final stock purchase payment is made. On July 11, 2001, the Company made the required payment of $10,000, accrued a liability of $25,000, and extended the termination date of the agreement to July 1, 2002. The Company has no legal obligation to continue making payment and cannot perfect its rights, as a shareholder of the corporation, until full payment under the option is made. Upon commencement of commercial production, the Company will pay a royalty of 1% of gross smelter returns for a period of up to 60 years, not to exceed $60,000,000.

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


          [The balance of this page has been left blank intentionally]

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

The mountain consists of coalescing and interpenetrating volcanic domes, along with lava flows and pyroclastic ash-fall tuffs and flows. Volcanic compositions range from quartz latite to rhyolites with ages ranging from 21.5 to 16.9 million years. Other past gold producing structures in the district show similar characteristics to Soledad Mountain. Common features are an epithermal hot spring style of mineralization, host rocks consisting of calc-alkaline volcanics and structurally controlled mineralization. The inactive gold mines within the Mojave Mining District appear to line the rim of a collapsed caldera. The center of the caldera is south-east of Soledad Mountain, north of the Tropico Mine and south-east of the Cactus Gold Mine.

The inactive Standard Hill Mine, north-east of Soledad Mountain, consists of faults filled with quartz veins that cross-cut quartz monzonite and quartz latite volcanics. The veins strike north to north-west with shallow dips towards the east and north-east, respectively. This deposit represents a mineralization lower in the system than Soledad Mountain. The Tropico Mine, seven miles to the south, consists of Cretaceous quartz monzonite overlain by volcanics of quartz latite flow-banded rhyolite and rhyolite porphyry similar to those of Soledad Mountain. The veins strike east to west and dip 65 to 70 degrees to the south. Quartz veins fill pre-mineral faults, with movement continuing during and after mineralization. The Cactus Gold Mine, five miles to the west, consists of quartz latite to rhyolite flows, resting unconformably on quartz monzonite. The strikes of the veins vary from north-east to north-west with the dips varying from the south-east to north-east. Mineralization is associated with quartz-filled faults, fault breccia and zones of silicification and argillization of the wall rock.

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

As a result of the discussion above, the Company believes the geology of the Soledad Mountain Project area is conducive to its intended operations.

Item 3.  Legal Proceedings.

The Company is not aware of, involved in, or subject to any legal proceedings as of this report date.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2001.

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


     Year Ended December 31, 2000                     High            Low

     First Quarter                     C$              .49            .21
     Second Quarter                                    .40            .28
     Third Quarter                                     .45            .22
     Fourth Quarter                                    .35            .17

     Year Ended December 31, 2001                     High            Low

     First Quarter                     C$              .30            .16
     Second Quarter                                    .30            .16
     Third Quarter                                     .23            .15
     Fourth Quarter                                    .25            .13

As of December 31, 2001 there were 275 holders of record of the Company's common stock.

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

Sales of Unregistered Securities. In December 2000, the Company received $65,000 from two shareholders of the Company pursuant to terms of an unsecured promissory note. In January 2001, the note was converted into 406,250 common shares at a per share rate of $0.16 (USD$).

Also, in December 2000, two shareholders advanced the Company $200,000 pursuant to a private placement completed in January 2001. The terms of the private placement called for the issuance of an aggregate of 1,538,462 shares at US$0.13 per share. In addition, an aggregate of 1,656,250 Common Shares were reserved for issuance as warrants with a fixed price of US$0.16 per share. These warrants were outstanding as of December 31, 2001 and have an expiration date of January 20, 2003. Until the share issuance was approved by the Toronto Stock Exchange, the entire balance was reflected as a stock subscription.


          [The balance of this page has been left blank intentionally]

Item 6.  Management's Discussion and Analysis or Plan of Operations.


Statements of Operations and Deficit and Changes in Financial Position Data.

Results of Operations.

Overview. During the periods indicated in the discussion which follows, the Company has been under care and maintenance in the exploration and development stage of its business and therefore has earned no revenue from operations. Variations in the level of expenses between periods have been as a result of the nature, timing and cost of the activities undertaken in the various periods. Financing of the 2000 and 2001 care and maintenance expenses and cumulative exploration and development of the Soledad Mountain project during such periods has been obtained through the sale of shares of common stock of the Company in predominantly offshore transactions, and through borrowings. Please see "Plan of Operations" below.

Operating results of the Company are summarized as follows:


                      Year Ended December      Year Ended     Cumulative Since
                           31, 2001        December 31, 2000      Inception
                      ------------------- ------------------ ------------------
Asset Impairment      $               -   $      28,547,592  $      28,547,592
General and
  administrative
  expense             $         363,809   $         367,451  $       5,619,528
Interest expense      $          67,516   $               -  $         391,001
Interest income       $           6,753   $          32,062  $       1,081,419
Net loss              $        (262,059)  $     (28,708,276) $     (33,475,495)

Due to sustained depressed gold and silver prices during 2000, and an inability to secure financing in order to place the Company's assets in service for their intended use, the Company recorded an asset impairment loss of $28,547,592 for the year ended December 31, 2000. The asset impairment loss reduced the carrying value of fixed assets, mineral properties, and other assets to their estimated net realizable value. The Company incurred general and administrative expenses of $363,809 for the year ended December 31, 2001, as compared to $367,451 for the year ended December 31, 2000. Interest expense for the year ended December 31, 2001 of $67,516 increased from zero for the year ended December 31, 2000 as a result of interest only payments related to extended land agreements. Previously, interest on these borrowings was capitalized. Interest income for the year ended December 31, 2001 was $6,753, as compared to $32,062 for the year ended December 31, 2000. The decrease is due to a decrease in the Company's average cash balance during the year. As a result of the foregoing factors, the Company incurred a net loss of $262,059 for the year ended December 31, 2001, as compared to a net loss of $28,708,276 for the year ended December 31, 2000.


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

The Company has had no reported revenues from operations since inception, has completed the exploration or development stage, and is now in a care and maintenance position. During the period from inception through December 31, 2001, the Company has used $4,265,000 in operating activities, primarily as a result of cumulative losses of $33,475,000. During the same period, the Company has used $29,948,000 in investing activities; these consisted of $27,664,000 in expenditures related to the Soledad Mountain Project and fixed asset purchases of $1,314,000. These operating and investing activities were financed by net borrowings of $2,584,000 under various long-term debt arrangements and from the sale of $31,719,000 of equity securities. As of December 31, 2000, the Company recorded an asset impairment loss of $26,834,131 on mineral properties which adjusted the assets to management's estimate of net realizable value or salvage value.

At December 31, 2001, the Company held $90,000 in cash and cash equivalents. With a projected "burn" rate of $22,000 per month, the Company will need to secure additional financing for 2002. In April 2002, management anticipates raising $200,000 through the conversion of 1,250,000 warrants which were reserved in January 2001 at US$0.16 per share. In addition, the Company is expected to net $60,000 from the sale of approximately 70,000 tons of rip-rap aggregate. As of the report date, the Company has not received funds from either of these sources, therefore management cannot guarantee the completion of these arrangements, or sufficient financing for Company activities in 2002.

As discussed below under the heading "Plan of Operations", significant additional funds will be needed to place the Soledad Mountain Project into production. These funds are expected to come from additional sales of common stock and from bank or other borrowings. Alternatively, the Company may decide to enter into a joint development or other similar arrangement with another mining company to develop the project. The Company does not have a commitment for bank financing or for the underwriting of additional shares of its common stock, and is not party to any agreement or arrangement providing for the joint development of the Soledad Mountain Project. Whether and to what extent additional or alternative financing options are pursued by the Company will depend on a number of important factors, including the results of further development activities at the Soledad Mountain Project, management's assessment of the financial markets, the overall capital requirements for development of the project, and the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of December 31, 2001, world gold prices were approximately $277 per ounce. The project is not economical as a stand-alone precious metals operation at current world gold prices and will not be economical until prices strengthen. A combination precious metals-aggregates operation is expected to have more robust economics and may be viable at relatively lower market prices for each of these commodities.

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

In December 2000, the Company received $65,000 from two shareholders of the Company pursuant to terms of an unsecured promissory note. In January 2001, the note was converted into 406,250 common shares of the Company's stock at $0.16 (USD$) per share.

In December 2000, two shareholders advanced the Company $200,000 pursuant to a private placement completed in January 2001. The terms of the private placement call for the issuance of an aggregate of 1,538,462 shares at US$0.13 per share. In addition, an aggregate of 1,656,250 Common Shares were reserved for issuance as warrants with a fixed price of US$0.16 per share. These warrants were outstanding as of December 31, 2001 and have an expiration date of January 20, 2003. Until the share issuance was approved by the Toronto Stock Exchange, the entire balance was reflected as a stock subscription.

Year Ended December 31, 2001. During the year ended December 31, 2001, the Company used $295,000 in operating activities, primarily as a result of a $262,000 net loss during the year. Proceeds from the sale of fixed assets netted $21,000. In addition, $7,000 was expended for financing expenses related to interest and share issuance costs. As a result of the foregoing, the Company's cash balance decreased by $281,000, to $90,000, at December 31, 2001.

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

The initial capital costs of bringing the project into production are estimated to be $86,300,000; these include costs associated with the purchase of all necessary facilities and equipment, construction costs, start-up costs, working capital and contingency costs over a projected thirteen-month construction period. The Company presently cannot secure the financing needed to bring the project into production, and will not be able to do so unless gold prices and the conditions in the gold equity markets improve. Based on the current project cost information, the Company believes world gold prices would have to achieve sustained levels of $325 per ounce or better before such financing could be obtained.

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

At December 31, 2001, the Company had a deferred tax asset of $11,700,000, from which the Company has provided a 100% valuation allowance as management cannot determine that it is more likely than not that the Company will receive the benefit of the asset.

The Company is evaluating the production and sale of aggregates from the Soledad Mountain Project. The Company believes waste rock and leached ore have several construction-related applications, and that the project's proximity to major north-south and east-west railroad lines enhances the potential of such a business.

New Accounting Pronouncements. In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (ii ) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of SFAS No. 133." SFAS No. 137 amends the effective date of SFAS No. 133 to now be for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB also issued SFAS No. 138, "Accounting for certain Derivative Instruments - an Amendment of SFAS 133" which includes provisions for certain commodity contracts, interest rate hedges, foreign currency receivable and payables, and inter-company foreign currency derivatives. SFAS 138 was effective concurrent to the adoption date of SFAS No. 133. There was no effect of adopting SFAS No. 133 on the consolidated financial statements.

In September 2000 the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which replaces SFAS No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This statement continues to use a "financial-components approach" that focuses on control to determine if assets are sold or liabilities extinguished. The statement is generally applied prospectively. The statement is effective for transactions occurring after March 31, 2001. Adoption of this standard had no material effect on the Company.

In June 2001, the Financial Accounting Standards Board approved for issuance, Statement of Financial Accounting Standards No. 141 ("SFAS no. 141), "Business Combinations." This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS No. 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. The Company does not expect the adoption of SFAS No.141 to have a material effect on the Company.

In June 2001, the Financial Accounting Standards Board approved for issuance, Statement of Financial Accounting Standards No. 143 ("SFAS No. 143), "Accounting for Asset Retirement Obligations", which addresses the accounting for legal obligations associated with the retirement of tangible long lived assets. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation shall be recognized in the period in which the obligation is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company does not expect adoption of SFAS No. 143 on January 1, 2003 to have a material effect on its financial position or results of operations.

In August 2001, the Financial Accounting Standards Board approved for issuance, Statement of Financial Accounting Standards No. 144 ("SFAS No. 144), "Accounting for the Impairment and Disposal of Long-lived Assets." SFAS No. 144 was issued to resolve implementation issues that have been created under Statement of Financial Accounting Standards No. 121. Under SFAS No. 144 one accounting model is required to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and certain additional disclosures are required. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 31, 2001. The Company does not expect adoption of SFAS No. 144 on January 1, 2002 to have a material effect on the financial position or results of operations.

Item 7.  Financial Statements.

See the Consolidated Financial Statements of the Company and the notes thereto at pages 30 through 49 of this report.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


          [The balance of this page has been left blank intentionally]

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The names, ages, business experience for at least the past five years and positions of the directors and executive officers of the Company as of March 1, 2002 are as follows. The Company's board of directors consists of four directors. All directors serve until the next annual meeting of the Company's stockholders or until their successors are elected and qualified. Executive officers of the Company are appointed by the board of directors.

      Name and Age of Director or
          Executive Officer                    Position with the Company                Principal Occupation
---------------------------------------- ------------------------------------- --------------------------------------
Edward G. Thompson (1), (2)              President, Chief Executive            President of E.G. Thompson Mining
Age:  65                                 Officer, Chairman, and Director       Consultants, Inc.

Gordon C. Gutrath (1)                    Director                              President of Atled Exploration
Age:  64                                                                       Management Ltd.

Chester Shynkaryk (2)                    Secretary and Director                President of Nu-Vision Resources (a
Age: 57                                                                        mineral exploration company)
H. Lutz Klingmann(3)                     Director                              President of Minto Explorations Ltd.
Age: 62

(1)  Audit committee member - board of directors.
(2)  Compensation committee member - board of directors.
(3)  Appointed as a director March 1, 2001.

Biographical Information Concerning Directors and Executive Officers.

Edward G. Thompson has been a director of the Company since 1994. He was elected its chairman effective January 29, 1997 and was appointed president and chief executive officer of the Company on February 29, 2000. Since 1990 he has also served as president of E.G. Thompson Mining Consultants, Inc., which he owns. Mr. Thompson graduated from the University of Toronto in 1959 with a degree in mining geology and in 1960 earned a degree in economic geology. He is also president of Sparton Resources Inc. and Consolidated Thompson-Lundmark Gold Mines Ltd. He serves on the board of directors of Adrian Resources Ltd., Aurogin Resources, Freewest Resources (Canada), Gold Summit Mines Limited, Zaruma Resources, Inc., Sparton Resources, Inc., Western Troy Capital Resources, Inc., Nu-Vision Resources, and Windy Mountain Exploration, Ltd.

Chester Shynkaryk has been a director of the Company since 1985. He served as its president from 1985 to 1995, then was elected Secretary in 1996. Since 1996, he has also served as president of Nu-Vision Resources (formerly Visionary Mining Corporation), a mineral exploration company. In addition he serves as a director of Pacific Star Resources Corporation and Markatech Industries Corporation.

Gordon C. Gutrath has been a director of the Company since 1987. As the founder of Queenstake Resources in 1977, he served as its president from 1977 until November 1995 and has since served as its chairman. Mr. Gutrath is a professional geologist and a registered professional engineer in British Columbia. He graduated from the University of British Columbia in 1960 with a degree in geology. Mr. Gutrath is President of Atled Exploration Management Ltd. and serves on the board of directors of AME Resource Capital Corp., Americana Gold & Diamond Holdings, Inc. and Nu-Vision Resources.

H. Lutz Klingmann was appointed as a director effective March 1, 2001. He has been the President of Minto Explorations, Ltd. since inception in 1993. Mr. Klingmann is also a director of Nu-Vision Resources.


          [The balance of this page has been left blank intentionally]

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

Item 10.  Executive Compensation.

Summary Compensation Table.
The following table discloses compensation received by the Company's president and chief executive officer for the years ended December 31, 2001, 2000, and 1999.

        Annual Compensation                             Long-Term Compensation

                                                                   Other       Securities
                                                                   Annual      Underlying
             Executive                                            Compen-       Options/
              Officer                 Year          Salary         sation         SARS
------------------------------------- --------- --------------- ------------ --------------
Edward G. Thompson (1)                2001        $   10,653      $      -     $      -
President &Chief Executive Officer    2000        $   15,147             -            -
                                      1999                 -             -            -

(1) Mr. Thompson is chairman of the board of directors, and a member of the audit committee and compensation committee.

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

For the year ended December 31, 2001, $10,653 was paid to Mr. Thompson for his services as President of the Company, and $3,874 was paid to Mr. Shynkaryk for his efforts in moving landowners toward moratorium agreements. No other compensation was paid or given during the year for services rendered by the directors in such capacity, and no additional amounts were payable at year-end under any standard arrangements for committee participation or special assignments.

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

On March 1, 2001, options to purchase 115,000 shares of common stock at a per share price of $0.25 were granted to a director of the Company.

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

The plan is administered by the compensation committee of the board of directors, comprised of directors Shynkaryk and Thompson. As at December 31, 2001, options to acquire an aggregate of 1,045,000 shares of common stock were outstanding under the Company's stock option plan, as follows:

Option Grants. The following table sets forth certain information concerning individual grants of stock options under the stock option plan to the named executive officer during the year ended December 31, 2001.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

------------------------------------------------------------------------------------------ ----------------------------------
                                                                                                 Potential Realizable
                                                                                                       Value at
                                    Individual Grants                                            Assumed Annual Rates
                                                                                                    of Stock Price
                                                                                                     Appreciation
                                                                                                  for Option Term (1)
                                                                                                          C$
------------------------------------------------------------------------------------------ ----------------------------------

                                           % of Total
                                             Options        Exercise
                               Options     Granted to        Price          Expiration
           Name                Granted      Employees          C$              Date               5%               10%
---------------------------- ------------ -------------- --------------- ----------------- ----------------- ----------------

Edward G. Thompson             50,000          50%           $0.20        June 26, 2006        $12,763           $16,105

---------------------------- ------------ -------------- --------------- ----------------- ----------------- ----------------

(1) The potential realizable value is based on the assumption that the stock price appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the five-year option term. These numbers are calculated based on the requirements of the SEC and do not reflect the Company's estimate of future stock price performance.

Option Exercises. The following table sets forth certain information concerning exercises of stock options under the stock option plan by the named executive officer during the year ended December 31, 2001, and stock options held at year-end.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND YEAR END OPTION VALUES

---------------------------- ------------ ------------ ---------------------------------- ----------------------------------
                               Shares                                                                 Value of
                              Acquired       Value                 Number of                  Unexercised In-the-Money
                                 on        Realized               Unexercised                        Options at
           Name               Exercise        C$              Options at Year End                  Year End C$ (1)
---------------------------- ------------ ------------ ----------------- ---------------- ----------------- -----------------
                                                         Exercisable     Un-exercisable     Exercisable     Un-exercisable
---------------------------- ------------ ------------ ----------------- ---------------- ----------------- -----------------

    Edward G. Thompson            0          $0.00         385,000              0                0                 0
---------------------------- ------------ ------------ ----------------- ---------------- ----------------- -----------------

(1) On December 31, 2001, the closing price of the Company's stock was C$0.13 (US$0.08 based on an exchange rate of $0.63). For purposes of the foregoing table, stock options with an exercise price less than that amount are considered to be "in-the-money" and are considered to have a value equal to the difference between this amount and the exercise price of the stock option multiplied by the number of shares covered by the stock option.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of January 31, 2001, the names of, and number of shares of common stock of the Company beneficially owned by, persons known to the Company to own more than five percent (5%) of the Company's common stock; the names of, and number of shares beneficially owned by each director and executive officer of the Company; and the number of shares beneficially owned by all directors and executive officers as a group. At such date, the number of shares of common stock of the Company's outstanding or deemed outstanding pursuant to presently exercisable options, warrants and conversion privileges was 52,659,269 shares.

                                           Amount and Nature of Beneficial
                                            ownership (all direct unless
            Name of Owner                         otherwise noted)                       Percent of Class
--------------------------------------- -------------------------------------- --------------------------------------

Edward G. Thompson (1), (2)
  55 University Ave., Suite 1210
  Toronto, ON M5J 2H7                                  413,300                                 0.78%

Chester Shynkaryk (1), (3)
  900 W Hastings Street, Suite 700
  Vancouver, B.C. V6C 1E5                              414,508                                 0.79%

Gordon C. Gutrath (1), (4)
  1111 Melville Street, Suite 250
  Vancouver, B.C. V6E 3V6                              220,000                                 0.42%

H. Lutz Klingmann (1), (4)
  6411 Imperial Ave.
  West Vancouver, B.C. V7W 2J5                         115,000                                 0.22%

All directors and executive officers
  as a group (4 persons) (5)                         1,162,808                                 2.21%

Harris Clay (6)                                      7,398,848                                14.05%

Landon T. Clay (7)                                   8,554,771                                16.25%

Goodman and Company (8)                              5,621,800                                10.68%

Continental Casualty Company                         3,750,000                                 7.12%

BGR Precious Metals Fund, Inc.                       2,800,000                                 5.32%

(1)  A director of the Company.
(2)  Includes presently exercisable options for the purchase of 385,000 shares
(3)  Includes presently exercisable options for the purchase of 200,000 shares.
(4)  Includes presently exercisable options for the purchase of 115,000 shares.
(5)  See notes 2 through 4 above.
(6) Consists of: 6,591,598 shares held directly by Mr. Clay; and 807,250 shares held by Arctic Coast Petroleum Ltd., with which Mr. Clay is affiliated. Harris Clay and Landon T. Clay are brothers.
(7) Consists of: 7,716,678 shares held directly by Mr. Landon T. Clay; 4,663 shares held by the LTC Corp. Profit Sharing and Retirement Plan, of which Mr. Clay is a trustee; 26,114 shares held by LTC Corp., with which Mr. Clay is affiliated; and 807,250 shares held by Arctic Coast Petroleum Ltd., with which Mr. Clay is affiliated. In addition, Mr. Clay is related to three charitable trusts, The Landon T. Clay Charitable Lead Trust Dated 11/30/83, The Landon T. Clay Charitable Lead Trust II and the Monadnock Charitable Lead Annuity Trust which hold an aggregate of 6,439,842 shares. Mr. Clay has no beneficial interest in the trusts, and does not directly or indirectly exercise control over the direction of the trusts, and therefore disclaims beneficial ownership of these shares.
(8) Goodman and Company is a Canadian investment dealer. The shares noted in this table are held by various funds that are managed by Goodman and Company.

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

In December 2000, two shareholders advanced the Company $200,000 pursuant to a private placement which was completed in January 2001. The terms of the private placement called for the issuance of an aggregate of 1,538,462 shares at US$0.13 per share. In addition, an aggregate of 1,656,250 Common Shares were reserved for issuance as warrants with a fixed price of US$0.16 per share. The warrants remained outstanding at December 31, 2001 and have an expiration date of January 20, 2003. Until the share issuance was approved by the Toronto Stock Exchange, the entire balance was reflected as a stock subscription.

Transactions with Lawson Lundell Lawson & McIntosh. Jerrold W. Schramm, a director of Golden Queen until January 22, 2001, is a partner of the law firm of Lawson Lundell Lawson & McIntosh, counsel to the Company. During the years ended December 31, 2001, and December 31, 2000, the Company paid Lawson Lundell Lawson & McIntosh $42,798 and $52,041, for legal services rendered on behalf of the Company and its subsidiary. No members of the firm of Lawson Lundell Lawson & McIntosh other than Mr. Schramm owned any shares of common stock of the Company, or rights or options to purchase such stock, at December 31, 2001.


          [The balance of this page has been left blank intentionally]

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


Form 8-K Reports. No reports on Form 8-K were filed by the registrant during the fourth quarter of 2001.

Report of Independent Auditors


To the Shareholders of
Golden Queen Mining Co. Ltd.
Vancouver, B.C.


We have audited the accompanying consolidated balance sheets of Golden Queen Mining Co. Ltd., as of December 31, 2001 and 2000, and the consolidated statements of loss, changes in shareholders' equity, and cash flows for the years then ended. We have also audited the statements of loss, changes in shareholders' equity, and cash flows for the period from inception (November 21, 1985) through December 31, 2001, except that we did not audit these financial statements for the period from inception (November 21, 1985) through May 31, 1996; those statements were audited by other auditors whose report dated July 12, 1996, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. Our opinion, insofar as it relates to the amounts for the period from inception (November 21, 1985) through May 31, 1996, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Golden Queen Mining Co. Ltd., as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended and for the period from inception (November 21, 1985) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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



"BDO Dunwoody, LLP"


Chartered Accountants
March 15, 2002
Vancouver, British Columbia

                          GOLDEN QUEEN MINING CO. LTD.
                          (a development stage company)
                           Consolidated Balance Sheets
                                 (U.S. dollars)

                                                          December 31,     December 31,
                                                              2001             2000
                                                          ------------     ------------
Assets  (Note 1)

  Current assets:
   Cash and cash equivalents                              $     89,653     $    371,123
   Receivables                                                   4,729            1,859
   Prepaid expenses and other current assets                    24,540           33,485
                                                          ------------     ------------

   Total current assets                                        118,922          406,467

   Property and equipment, net (Note 2)                        291,011          317,313
   Mineral properties (Notes 3, 4, 6 and 10)                   682,687          682,687
                                                          ------------     ------------

                                                          $  1,092,620     $  1,406,467
                                                          ============     ============

Liabilities and Shareholders' Equity  (Note 1)

  Current liabilities:
   Accounts payable                                       $     25,180     $     46,514
   Royalty and mining rights payable                            97,484          103,250
   Accrued liabilities                                          12,037           28,808
   Current maturities of long-term debt (Note 6)                 5,010          750,130
   Convertible debt (Note 7)                                         -           65,000
                                                          ------------     ------------
  Total current liabilities                                    139,711          993,702

  Long-term debt, less current maturities (Note 6)             767,081           26,541
                                                          ------------     ------------

  Total liabilities                                            906,792        1,020,243
                                                          ------------     ------------

  Commitments and contingencies (Notes 4 and 10)

Shareholders' equity:
  Preferred shares, no par, 3,000,000 shares
   authorized; no shares outstanding                                 -                -
  Common shares, no par, 100,000,000 shares
   authorized; 49,991,352 and 48,046,641 shares issued
   and outstanding (Notes 7 and 8)                          34,243,345       33,978,345
  Stock subscription (Note 8)                                       --          200,000
  Deficit accumulated during the development stage         (34,057,517)     (33,792,121)
                                                          ------------     ------------

  Total shareholders' equity                                   185,828          386,224
                                                          ------------     ------------

                                                          $  1,092,620     $  1,406,467
                                                          ============     ============

               See Accompanying Summary of Accounting Policies and
                  Notes to Consolidated Financial Statements.

                          GOLDEN QUEEN MINING CO. LTD.
                          (a development stage company)
                         Consolidated Statements of Loss
                                 (U.S. dollars)

                                                                                        Cumulative Amounts
                                                                                              From Date of
                                                                                       Inception (November
                                                 Year Ended            Year Ended        21, 1985) through
                                             December 31, 2001     December 31, 2000     December 31, 2001
                                             -----------------     -----------------     -----------------
General and administrative expense           $         363,809     $         367,451     $       5,619,528
Interest expense                                        67,516                     -               391,001
Interest income                                         (6,753)              (32,062)           (1,081,419)
Other expense, net                                     (25,886)                2,939                35,813
Asset impairment loss                                        -            28,547,592            28,547,592
Abandoned mineral interests                                  -                     -               277,251
                                             -----------------     -----------------     -----------------

Net loss before cumulative effect of
change in accounting principle and
extraordinary item                                     398,686            28,885,920            33,789,766
Cumulative effect of change in accounting
for stock options (Note 9)                                   -              (177,644)             (177,644)
                                             -----------------     -----------------     -----------------
Net loss before extraordinary items                    398,686            28,708,276            33,612,122

Extraordinary Items: (Note 11)
Gain on troubled debt restructuring                   (136,627)                    -              (136,627)

                                             -----------------     -----------------     -----------------
Net loss                                     $         262,059     $      28,708,276     $      33,475,495
                                             =================     =================     =================


Net loss per share before cumulative
effect of change in accounting principle     $            0.01     $            0.60

Cumulative effect of change in accounting
principle                                                    -                     -
                                             -----------------     -----------------

Net loss per share before extraordinary
items                                                     0.01                  0.60

Extraordinary items                                          -                     -
                                             -----------------     -----------------

Net loss per share                                        0.01                  0.60
                                             =================     =================

Weighted average shares outstanding                 49,890,120            48,046,641
                                             -----------------     -----------------

               See Accompanying Summary of Accounting Policies and
                   Notes to Consolidated Financial Statements.

                          GOLDEN QUEEN MINING CO. LTD.
                          (a development stage company)
           Consolidated Statements of Changes in Shareholders' Equity
                                 (U.S. dollars)

     From the Date of                                                       Deficit
        Inception                                                         Accumulated
   (November 21, 1985)                                                    During the          Total
         through               Common                       Stock         Development     Shareholders'
    December 31, 2001          Shares        Amount      Subscription        Stage           Equity
--------------------------- ------------- ------------- --------------- ---------------- ----------------
November 21, 1985
Issuance of common
  shares for cash              1,425,001   $   141,313   $           -   $            -   $      141,313
Net loss for the year                  -             -               -          (15,032)         (15,032)
                            ------------- ------------- --------------- ---------------- ----------------
Balance, May 31, 1986          1,425,001       141,313               -          (15,032)         126,281

Issuance of common
  shares for cash                550,000       256,971               -                -          256,971
Issuance of common
  shares for mineral
  property                        25,000        13,742               -                -           13,742
Net loss for the year                  -             -               -          (58,907)         (58,907)
                            ------------- ------------- --------------- ---------------- ----------------
Balance, May 31, 1987          2,000,001       412,026               -          (73,939)         338,087

Issuance of common
  shares for cash              1,858,748     1,753,413               -                -        1,753,413
Net income for the year                -             -               -           38,739           38,739
                            ------------- ------------- --------------- ---------------- ----------------
Balance, May 31, 1988          3,858,749     2,165,439               -          (35,200)       2,130,239

Issuance of common
  shares for cash              1,328,750     1,814,133               -                -        1,814,133
Issuance of common
  shares for mineral
  property                       100,000       227,819               -                -          227,819
Net loss for the year                  -             -               -         (202,160)        (202,160)
                            ------------- ------------- --------------- ---------------- ----------------
Balance, May 31, 1989          5,287,499     4,207,391               -         (237,360)       3,970,031

Issuance of common
  shares for cash              1,769,767     2,771,815               -                -        2,771,815
Issuance of common
  shares for mineral
  property                         8,875        14,855               -                -           14,855
Net loss for the year                  -             -               -         (115,966)        (115,966)
                            ------------- ------------- --------------- ---------------- ----------------
Balance, May 31, 1990          7,066,141     6,994,061               -         (353,326)       6,640,735

Net income for the year                -             -               -           28,706           28,706
                            ------------- ------------- --------------- ---------------- ----------------
Balance, May 31, 1991          7,066,141     6,994,061               -         (324,620)       6,669,441

Net loss for the year                  -             -               -         (157,931)        (157,931)
                            ------------- ------------- --------------- ---------------- ----------------
Balance, May 31, 1992          7,066,141     6,994,061               -         (482,551)       6,511,510

               See Accompanying Summary of Accounting Policies and
                   Notes to Consolidated Financial Statements.

                          GOLDEN QUEEN MINING CO. LTD.
                          (a development stage company)
           Consolidated Statements of Changes in Shareholders' Equity
                                 (U.S. dollars)

     From the Date of                                                       Deficit
        Inception                                                         Accumulated
   (November 21, 1985)                                                    During the          Total
         through               Common                       Stock         Development     Shareholders'
    December 31, 2001          Shares        Amount      Subscription        Stage           Equity
--------------------------- ------------- ------------- --------------- ---------------- ----------------
Net loss for the year                  -             -               -         (285,391)        (285,391)
                            ------------- ------------- --------------- ---------------- ----------------
Balance, May 31, 1993          7,066,141     6,994,061               -         (767,942)       6,226,119

Issuance of common
  shares for cash              5,834,491     1,536,260               -                -        1,536,260
Share issue costs                      -             -               -          (18,160)         (18,160)
Issuance of common
  shares for mineral
  property                       128,493        23,795               -                -           23,795
Net loss for the year                  -             -               -         (158,193)        (158,193)
                            ------------- ------------- --------------- ---------------- ----------------
Balance, May 31, 1994         13,029,125     8,554,116               -         (944,295)       7,609,821

Issuance of common
  shares for cash                648,900       182,866               -                -          182,866
Net loss for the year                  -             -               -         (219,576)        (219,576)
                            ------------- ------------- --------------- ---------------- ----------------
Balance, May 31, 1995         13,678,025     8,736,982               -       (1,163,871)       7,573,111

Issuance of common
  shares for cash              2,349,160     2,023,268               -                -        2,023,268
Issuance of common
  shares for debt                506,215       662,282               -                -          662,282
Issuance of 5,500,000
  special warrants                     -     9,453,437               -                -        9,453,437
Special warrants issue
  cost                                 -             -               -         (100,726)        (100,726)
Net loss for the year                  -             -               -         (426,380)        (426,380)
                            ------------- ------------- --------------- ---------------- ----------------
Balance, May 31, 1996         16,533,400    20,875,969               -       (1,690,977)      19,184,992

Issuance of common
  shares for cash                 18,000        10,060               -                -           10,060
Issuance of common
  shares for special
  warrants                     5,500,000             -               -                -                -
Special warrants issue
  cost                                 -             -               -         (123,806)        (123,806)
Net loss for the period                -             -               -         (348,948)        (348,948)
                            ------------- ------------- --------------- ---------------- ----------------
Balance, December 31, 1996    22,051,400    20,886,029               -       (2,163,731)      18,722,298

               See Accompanying Summary of Accounting Policies and
                  Notes to Consolidated Financial Statements.

                          GOLDEN QUEEN MINING CO. LTD.
                          (a development stage company)
           Consolidated Statements of Changes in Shareholders' Equity
                                 (U.S. dollars)

     From the Date of                                                       Deficit
        Inception                                                         Accumulated
   (November 21, 1985)                                                    During the          Total
         through               Common                       Stock         Development     Shareholders'
    December 31, 2001          Shares        Amount      Subscription        Stage           Equity
--------------------------- ------------- ------------- --------------- ---------------- ----------------
Issuance of common
  shares for cash                157,000       157,050               -                -          157,050
Issuance of 3,500,000
  special warrants                     -     5,287,315               -                -        5,287,315
Issuance of common
  shares for special
  warrants                     3,500,000             -               -                -                -
Options to non-
  employee directors                   -        70,200               -                -           70,200
Special warrants issue
  cost                                 -             -               -         (163,313)        (163,313)
Net loss for the year                  -             -               -       (1,047,869)      (1,047,869)
                            ------------- ------------- --------------- ---------------- ----------------
Balance, December 31,
  1997                        25,708,400    26,400,594               -       (3,374,913)      23,025,681

Issuance of common
  shares upon exercise
  of warrants                  1,834,300       857,283               -                -          857,283
Issuance of common
  shares through
  conversion of debt           2,017,941     1,000,000               -                -        1,000,000
Share issuance cost                    -             -               -           (6,060)          (6,060)
Issuance of common
  shares for cash              5,236,000     2,439,753               -                -        2,439,753
Options and re-priced
  options to non-
  employee directors                   -       107,444               -                -          107,444
Net loss for the year                  -             -               -         (971,595)        (971,595)
                            ------------- ------------- --------------- ---------------- ----------------
Balance, December 31,
  1998                        34,796,641    30,805,074               -       (4,352,568)      26,452,506

               See Accompanying Summary of Accounting Policies and
                  Notes to Consolidated Financial Statements.

                          GOLDEN QUEEN MINING CO. LTD.
                          (a development stage company)
           Consolidated Statements of Changes in Shareholders' Equity
                                 (U.S. dollars)

      From the Date of                                                          Deficit
          Inception                                                           Accumulated
     (November 21, 1985)                                                      During the          Total
           through                Common                        Stock         Development     Shareholders'
      December 31, 2001           Shares        Amount      Subscription         Stage           Equity
------------------------------ ------------- ------------- ---------------- ---------------- ----------------
Issuance of 13,250,000
 special warrants (Note 8)                -   $ 3,350,915   $            -   $            -   $    3,350,915
Special warrants issue
 cost                                     -             -                -         (166,620)        (166,620)
Issuance of common
 shares for special
 warrants                        13,250,000             -                -                -                -
Net loss for the year                     -             -                -         (564,657)        (564,657)
------------------------------ ------------- ------------- ---------------- ---------------- ----------------
Balance, December 31, 1999
                                 48,046,641    34,155,989                -       (5,083,845)      29,072,144

Cumulative effect of change
in accounting for stock
options (Note 9)                          -      (177,644)               -                -         (177,644)
Stock subscription                        -             -          200,000                -          200,000
Net loss for the year                     -             -                -      (28,708,276)     (28,708,276)
------------------------------ ------------- ------------- ---------------- ---------------- ----------------
Balance, December 31, 2000
                                 48,046,641    33,978,345          200,000      (33,792,121)         386,224

Issuance of common
  shares through
  conversion of debt                406,250        65,000                -                -           65,000
Issuance of common
  shares for conversion of
  stock subscription              1,538,462       200,000         (200,000)               -                -
Share issuance cost                       -             -                -           (3,337)          (3,337)
Net loss for the year                     -             -                -         (262,059)        (262,059)
------------------------------ ------------- ------------- ---------------- ---------------- ----------------
Balance, December 31, 2001
                                 49,991,353   $34,243,345   $            -   $  (34,057,517)  $      185,828
============================== ============= ============= ================ ================ ================

               See Accompanying Summary of Accounting Policies and
                  Notes to Consolidated Financial Statements.

                          GOLDEN QUEEN MINING CO. LTD.
                          (a development stage company)
                      Consolidated Statements of Cash Flows
                                 (U.S. dollars)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                  Cumulative Amounts
                                                                                        From Date of
                                           Year Ended            Year Ended      Inception (November
                                          December 31,          December 31,       21, 1985) through
                                              2001                  2000           December 31, 2001
                                       -----------------     -----------------     -----------------
Operating activities
 Net loss                              $        (398,686)    $     (28,708,276)    $     (33,612,122)
 Adjustments to reconcile net
  loss to cash used in operating
  activities:
    Asset Impairment                                   -            28,547,592            28,547,592
    Abandoned mineral interests                        -                     -               277,251
    Amortization and depreciation                 16,488                81,574               376,706
    Loss (Gain) on disposition of
    property and equipment                       (11,186)                1,316               (10,032)
 Options to directors (Note 9)                         -                     -               177,644
 Cumulative effect of change in
 accounting principle (Note 9)                         -              (177,644)             (177,644)
 Gain on debt restructuring
 (Note 11)                                       136,627                     -               136,627
 Changes in assets and liabilities:
    Receivables                                   (2,870)                4,805                (4,729)
    Prepaid expenses and other
     assets                                        8,945               (61,636)             (111,450)
    Accounts payable and accrued
     liabilities                                 (43,871)               62,193               134,701
                                       -----------------     -----------------     -----------------

Cash used in operating activities               (294,553)             (250,076)           (4,265,456)
                                       -----------------     -----------------     -----------------

Investment activities:
 Deferred exploration and
  development expenditures                             -              (903,320)          (22,395,449)
 Purchase of mineral properties                        -              (184,707)           (5,268,409)
 Deposits on mineral properties                        -                     -            (1,017,551)
 Purchase of property and
  equipment                                            -                (1,200)           (1,313,838)
 Proceeds from sale of property
  and equipment                                   21,000                 5,335                47,153
                                       -----------------     -----------------     -----------------

Cash used in investment
  activities                                      21,000            (1,083,892)          (29,948,094)
                                       -----------------     -----------------     -----------------

 Financing activities:
 Borrowing under long-term debt                        -                     -             3,766,502
 Payment of long-term debt                        (4,580)              (29,764)           (1,182,129)
 Issuance of convertible debt                          -                65,000                65,000
 Stock subscriptions                                   -               200,000               200,000

               See Accompanying Summary of Accounting Policies and
                  Notes to Consolidated Financial Statements.

                          GOLDEN QUEEN MINING CO. LTD.
                          (a development stage company)
                      Consolidated Statements of Cash Flows
                                 (U.S. dollars)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                    Cumulative Amounts
                                                                                          From Date of
                                             Year Ended            Year Ended      Inception (November
                                            December 31,          December 31,       21, 1985) through
                                                2001                  2000           December 31, 2001
                                         -----------------     -----------------     -----------------
  Issuance of common shares for cash                     -                     -            13,086,902
  Share issuance costs                              (3,337)                    -              (582,022)
  Issuance of special warrants                           -                     -            18,091,667
  Issuance of common shares upon
   exercise of warrants                                  -                     -               857,283
                                         -----------------     -----------------     -----------------
Cash provided by financing activities               (7,917)              235,236            34,303,203
                                         -----------------     -----------------     -----------------

Net change in cash and cash
  equivalents                                     (281,470)           (1,098,732)               89,653

Cash and cash equivalents,
  beginning balance                                371,123             1,469,855                     -
                                         -----------------     -----------------     -----------------

Cash and cash equivalents,
  ending balance                         $          89,653     $         371,123     $          89,653
                                         =================     =================     =================

Supplemental disclosures of cash
  flow information:

Cash paid during period for:
  Interest                               $           2,615     $          82,924     $         845,674
  Income taxes                           $               -     $               -     $               -

Non-cash financing and
  investing activities:
  Exchange of notes for common
   shares                                $          65,000     $               -     $       1,727,282
  Exchange of stock subscription for
  common shares                          $         200,000     $               -     $         200,000
  Exchange of note for future
   royalty payments                      $               -     $               -     $         150,000
  Common shares issued for mineral
  property                               $               -     $               -     $         280,211
  Mineral property acquired
   through the issuance of long-
   term debt                             $               -     $               -     $       1,084,833

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

Foreign Currency Translation. Golden Queen has adopted the United States dollar as its reporting currency for its financial statements prepared after May 21, 1996 as the United States dollar is the currency of the primary economic environment in which Golden Queen and the Subsidiary conduct business and is considered the appropriate functional currency for the Company's operations. Balances held in Canadian dollars are re-measured into the functional currency in accordance with SFAS No. 52, "Foreign Currency Translation," ("SFAS 52"). Assets and liabilities in foreign currencies are generally translated into dollars at the rates ruling at the balance sheet date. Revenues and expenses are translated at average rates for the year. Where amounts denominated in a foreign currency are converted into dollars by remittance or repayment, the realized exchange differences are included in other income. The exchange rates prevailing at December 31, 2001 and December 31, 2000 were $1.59 and $1.50, respectively stated in Canadian dollars per one U.S. dollar. The average rates of exchange during both years ended December 31, 2001 and December 31, 2000 were $1.55 and $1.49 respectively.

          [The balance of this page has been left blank intentionally.]

                           GOLDEN QUEEN MINING CO. LTD
                          (a development stage company)
                         Summary of Accounting Policies

Net Loss Per Share. The Company computes and discloses earnings and loss per share in accordance with SFAS No. 128, "Earnings per Share" ("SFAS 128"), which requires dual presentation of basic earnings per share and diluted earnings per share on the face of all income statements presented for all entities with complete capital structures. Basic earnings per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debt. Since the Company's convertible debt, stock options and warrants are antidilutive for all periods presented, only basic earnings per share is presented. A total of 1,011,667 and 1,551,250 common shares were issuable pursuant to such convertible debt and stock options at December 31, 2001 and 2000 respectively.

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

Fair Value of Financial Instruments. The carrying amount reported in the balance sheets for cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of long-term debt approximates its carrying value because the stated rates of the debt reflect recent market conditions or because the rates are variable in nature.

Hedging Activities. In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (ii ) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of SFAS No. 133." SFAS No. 137 amends the effective date of SFAS No. 133 to now be for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB also issued SFAS No. 138, "Accounting for certain Derivative Instruments - an Amendment of SFAS 133" which includes provisions for certain commodity contracts, interest rate hedges, foreign currency receivable and payables, and inter-company foreign currency derivatives. SFAS 138 was effective concurrent to the adoption date of SFAS No.
133. There was no effect of adopting SFAS No. 133 on the consolidated financial statements.

New Accounting Pronouncements. In September 2000 the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which replaces SFAS No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This statement continues to use a "financial-components approach" that focuses on control to determine if assets are sold or liabilities extinguished. The statement is generally applied prospectively. The statement is effective for transactions occurring after March 31, 2001. Adoption of this standard had no material effect on the Company.

In June 2001, the Financial Accounting Standards Board approved for issuance, Statement of Financial Accounting Standards No. 141 ("SFAS no. 141), "Business Combinations." This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS No. 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. There was no effect of adopting SFAS No. 141on the consolidated financial statements.

                           GOLDEN QUEEN MINING CO. LTD
                          (a development stage company)
                         Summary of Accounting Policies

In June 2001, the Financial Accounting Standards Board approved for issuance, Statement of Financial Accounting Standards No. 143 ("SFAS No. 143), "Accounting for Asset Retirement Obligations", which addresses the accounting for legal obligations associated with the retirement of tangible long lived assets. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation shall be recognized in the period in which the obligation is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company does not expect adoption of SFAS No. 143 on January 1, 2003 to have a material effect on its financial position or results of operations.

In August 2001, the Financial Accounting Standards Board approved for issuance, Statement of Financial Accounting Standards No. 144 ("SFAS No. 144), "Accounting for the Impairment and Disposal of Long-lived Assets." SFAS No. 144 was issued to resolve implementation issues that have been created under Statement of Financial Accounting Standards No. 121. Under SFAS No. 144 one accounting model is required to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and certain additional disclosures are required. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 31, 2001. The Company does not expect adoption of SFAS No. 144 on January 1, 2002 to have a material effect on the financial position or results of operations.



          [The balance of this page has been left blank intentionally.]

                          GOLDEN QUEEN MINING CO. LTD.
                          (a development stage company)
                   Notes to Consolidated Financial Statements


1.  Financial Condition and Ability to Continue as a Going Concern.

The Company has had no revenues from operations since inception, has a deficit accumulated during the development stage of $34,057,517, and has been unable to obtain the necessary financing to complete current development activities or exit the development stage. Also, due to sustained depressed gold and silver prices, the Company recorded an asset impairment loss of $28,547,592 during December 2000. These conditions continue to raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that its ability to control current costs and its continued efforts at obtaining equity based financing to sustain care and maintenance will provide sufficient cash to fund Company activities over the next 12 months. In addition, management believes the Company will ultimately be successful at securing debt, equity, or joint venture financing to fund construction of the operating facility at the Kern County, California precious metals mine site.

The ability of the Company to obtain financing and adequately manage its expenses, and thus maintain solvency, is dependent on equity market conditions, the ability to find a joint venture partner, the market for precious metals, and the willingness of other parties to lend the Company money, While the Company has been successful at certain of these efforts in the past, there can be no assurance that current efforts will be successful. These financial statements do not reflect the outcome of these uncertainties.


2.  Property and Equipment.

Property and equipment consists of:
                                        December 31, 2001     December 31, 2000
                                        -----------------     -----------------

Building                                      $    26,360           $    26,360

Furniture and fixtures                             56,090                56,090

Equipment                                         170,027               170,027

Automobiles                                        21,401                83,490

Rental properties                                 313,635               313,635
                                              -----------           -----------

Property and equipment, gross                     587,513               649,602

Less accumulated depreciation                     296,502               332,289
                                              -----------           -----------

Property and equipment, net                   $   291,011           $   317,313
                                              ===========           ===========


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

                                                               December 31, 2001         December 31, 2000
                                                               -----------------         -----------------
Deferred exploration and development expenditures,
   beginning of year                                           $      21,015,506         $      20,312,184

Costs capitalized during the year:
   Engineering                                                                 -                         -

   Geology/drilling                                                            -                    53,122

   Permitting/environmental                                                    -                    77,136

   Metallurgical testing                                                       -                     2,850

Other direct costs                                                             -                   570,214
                                                               -----------------         -----------------
Deferred exploration and development expenditures,
   end of year                                                        21,015,506                21,015,506

Properties                                                             4,113,738                 4,113,738

Advance minimum royalty                                                2,387,574                 2,387,574

Asset impairment loss                                               (26,834,131)              (26,834,131)
                                                               -----------------         -----------------

Total                                                          $         682,687         $         682,687
                                                               =================         =================

In December 2000, the Company determined that the carrying value of mineral properties, including property costs, advanced minimum royalties, and deferred exploration and development expenditures relating to the Soledad site was impaired due to sustained depressed gold and silver prices and an inability to secure adequate financing which would allow the assets to be employed for their intended use. The Company recorded a $26,834,131 asset impairment loss on mineral properties which adjusted the assets to management's estimate of net realizable value. The Company has not capitalized any additional costs associated with its' mineral properties since the asset impairment was recorded in 2000. Until gold and silver prices rise to economically sustainable levels, the Company will continue to expense its mineral property costs as incurred.


             [The balance of this page was intentionally left blank]

                          GOLDEN QUEEN MINING CO. LTD.
                          (a development stage company)
                   Notes to Consolidated Financial Statements


4.  Other Assets.

On April 1, 1995, the Company acquired, through the Subsidiary, an option to purchase all of the issued and outstanding shares of a privately held California corporation holding an interest in a previously uncontracted tract of land located near the Soledad site. The option called for an initial non-refundable payment of $100,000 in exchange for access to the property to evaluate the presence of mineral reserves for a period of nine months. At the end of the nine-month period, the Company chose to exercise its option to purchase the shares of the corporation by making the initial purchase payment of $250,000. This was followed by a second payment of $500,000 on July 1, 1997. An additional $750,000 was due upon reaching sustained production or July 1, 1999, whichever came first. In June 1999, the Subsidiary and the private corporation amended the original agreement to allow for a one year extension in exchange for $75,000 which was paid by the Subsidiary on June 30, 1999. The Company extended the amended agreement to July 2001 with another extension payment on July 7, 2000 of $75,000. These extension payments do not apply to the overall purchase price.

The Company anticipated it's inability to make the extension payment scheduled for July 1, 2001, and on August 10, 2001, signed a second amendment to the original stock purchase agreement. This amendment suspends all terms and obligations of the Company as set forth in the original agreement and the first amendment. Further, the amendment requires the Company to recognize a liability of $35,000, on or before July 1, 2001, and on each successive anniversary date for up to five years. To extend the termination date of the agreement, $10,000 of the liability is to be paid in cash, and the balance of $25,000 is to be accrued, without interest, payment of which is deferred until the final stock purchase payment is made. On July 11, 2001, the Company made the required transfer of $10,000, accrued a liability of $25,000, and extended the termination date of the agreement to July 1, 2002.

The Company has no legal obligation to continue making payment and cannot perfect its rights as a shareholder of the corporation until full payment under the option is made. Upon commencement of commercial production, if any, the Company would be required to pay a royalty of 1% of gross smelter returns for a period of up to 60 years, not to exceed $60,000,000.

In connection with the asset impairment loss discussed in Note 3, the Company determined that this asset was also impaired in value due to its inseparable relationship to the Soledad site. Without a clear source of financing, management was uncertain it would be able to complete the necessary steps to finalize the agreement and the entire $1,104,461 of carrying value was determined to be impaired at December 31, 2000.


             [The balance of this page was intentionally left blank]

                          GOLDEN QUEEN MINING CO. LTD.
                          (a development stage company)
                   Notes to Consolidated Financial Statements


5.  Income Taxes.

At December 31, 2001 and December 31, 2000, the Company had deferred tax assets of approximately $11,700,000 and $11,595,000, respectively, principally arising from net operating loss carry-forwards for income tax purposes offset by development costs expended for income tax purposes but capitalized for financial reporting purposes. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established at both December 31, 2001 and December 31, 2000.


As at December 31, 2001, the Company had net operating loss carry-forwards available to reduce taxable income in future years as follows:


     Country                               Amount          Expiration Dates

     United States - Federal          $20,000,000               2003 - 2021

     United States - AMT              $14,600,000               2003 - 2021

     Canada                           $ 1,723,000               2002 - 2008


     These financial statements do not reflect the potential effect on future income taxes of the application of these losses.


Major items causing the Corporation's affective tax rate to differ from the statutory rate are as follows:

                                      December 31, 2001                  December 31, 2000
                                   ------------------------          ---------------------------
Income benefit at statutory rate   $   (104,825)        (40)%        $   (11,483,310)       (40)%

Change in valuation allowance           104,825          40               11,483,310         40

                                   ------------     -------          ---------------    --------
Total                              $          -           - %        $             -           -
                                   ============     =======          ===============    ========

             [The balance of this page was intentionally left blank]

                          GOLDEN QUEEN MINING CO. LTD.
                          (a development stage company)
                   Notes to Consolidated Financial Statements


6.  Long-Term Debt.

Long-term debt consists of the following:

                                                             December 31, 2001      December 31, 2000
                                                             ------------------     -----------------
Note due to a corporation, payable in monthly
  installments of $9,275, including interest at
prime
  plus 2% (6.84% at December 31, 2001),
  estimated to mature in July 2013 and                       $         745,548      $         745,548
  collateralized by mineral property.

Note due an individual, payable in monthly
  installments of $600 including interest at 9%,
 maturing June 2006, collateralized by mineral
 property.                                                              26,543                 31,123
                                                             ------------------     -----------------

Total long-term debt                                                   772,091                776,671
Current maturities                                                       5,010                750,130
                                                             ------------------     -----------------

Long-term debt, less current maturities                      $         767,081      $          26,541
                                                             ==================     =================

In June of 2001, an agreement effective September 30, 2000 was signed by the note holder which allowed for the deferment of principal and interest payments on the note in exchange for monthly payments of $4,000 over a period of three years or until the Company obtains production financing, whichever is sooner. These payments are reflected under interest expense in the financial statements and discussed in Note 11 below. The following schedule shows the maturity of the debts under the new agreement:


    Year ending December 31,                                        Amount
                                                                    ------

                          2002                           $           5,010
                          2003                                       5,480
                          2004                                      32,947
                          2005                                      36,778
                          2006                                      37,392
                          Thereafter                               654,484
                                                         -----------------
                                                         $         772,091
                                                         =================

7.  Convertible Debt.

In December 2000, the Company received $65,000 from two shareholders of the Company pursuant to terms of an unsecured promissory note. In January 2001, the note was converted into 406,250 common shares, at a per share rate of $0.16 (USD$).


             [The balance of this page was intentionally left blank]

                          GOLDEN QUEEN MINING CO. LTD.
                          (a development stage company)
                   Notes to Consolidated Financial Statements


8.  Share Capital.

In December 2000, two shareholders advanced the Company $200,000 pursuant to a private placement to be completed in January 2001. In January 2001 the private placement was completed with the issuance of an aggregate of 1,538,462 shares at US$0.13 per share. In addition, an aggregate of 1,656,250 Common Shares were reserved for issuance as warrants with a fixed price of US$0.16 per share. These warrants were outstanding as of December 31, 2001 and have an expiration date of January 20, 2003. At December 31, 2000, the share issuance was awaiting approval by the Toronto Stock Exchange, and the entire balance was reflected as a stock subscription.

On July 20, 1999, 13,250,000 of unregistered common shares of the Company were issued upon the exercise of special warrants, which were issued on March 15, 1999, at a price of $0.26 (C$0.40) per share for gross proceeds of $3,472,450, (C$5,300,000), less agent fees of $121,535. In addition, the Company paid $166,620 in costs related to the private placement and issued 463,750 broker warrants which had a strike price of (C$0.60) and expired March 15, 2001.

9.  Stock Option Plan.

Under its amended 1996 stock option plan, the Company may grant options to purchase up to 3,300,000 shares of common stock to officers, directors and employees. The exercise price for all stock options is the closing price of the Company's common shares in Canadian dollars as traded on The Toronto Stock Exchange on the date of grant. Options issued to directors vest immediately. For all other options, the right to exercise vests over a two year period in equal increments on the date of grant and on each of the first two anniversaries of such date. All stock options issued and outstanding as of December 31, 2001 expire at a date determined by the Company's Board of Directors, not exceeding five years from the date of grant, or after 39 months from the date of grant if not specified.

On December 4, 2001, stock options to purchase up to a total of 180,000 shares were granted to two directors of the Subsidiary. The options are exercisable at the price of C$0.13 per share and expire on December 4, 2006.

On June 26, 2001, stock options to purchase up to a total of 50,000 shares were granted to a director. The options are exercisable at the price of C$0.20 per share and expire on June 26, 2006. On the same date stock options to purchase up to a total of 50,000 shares were granted to an employee. The options are exercisable at the price of C$0.20 per share and expire on September 26, 2004.

On March 1, 2001 stock options to purchase up to 115,000 shares were granted to a director. The options are exercisable at C$0.25 per share and expire March 1, 2006

On February 4, 2000, stock options to purchase up to a total of 210,000 shares were granted to two directors. The options are exercisable at the price of C$0.23 per share and expire on February 4, 2005.

The fair value of options issued during 2000 and 2001 was $58,500 and $54,388 respectively.

The following is a summary of all stock option activity:

                                                       Year Ended                    Year Ended
                                                    December 31, 2001             December 31, 2000
                                                 Shares       Price Range      Shares       Price Range
                                             -------------- -------------- -------------- --------------
Options outstanding, beginning of period         1,145,000    C$0.23-1.00      2,185,000    C$0.28-1.00
Options granted                                    395,000    C$0.13-0.25        325,000    C$0.23
Options exercised                                        -              -              -              -
Options expired / cancelled                       (495,000)   C$0.28-1.00     (1,365,000)   C$0.23-1.00
                                             -------------- -------------- -------------- --------------
Options outstanding, end of period               1,045,000    C$0.13-1.00      1,145,000    C$0.23-1.00
                                             ============== ============== ============== ==============

Options exercisable                              1,011,667    C$0.13-1.00      1,098,333    C$0.23-1.00
                                             ============== ============== ============== ==============

                          GOLDEN QUEEN MINING CO. LTD.
                          (a development stage company)
                   Notes to Consolidated Financial Statements


The following table summarizes information about fixed-price stock options outstanding at December 31, 2001:

                                                Options Exercisable                    Options Outstanding
                                                -------------------                    -------------------
                          Number         Weighted-Average   Weighted-Average                       Weighted-Average
  Range of Prices       Outstanding      Contractual Life    Exercise Price    Number Exercisable   Exercise Price
-------------------- ------------------ ------------------- ------------------ ------------------- ------------------
C$1.00                         115,000         5.0               C$1.00                   115,000       C$1.00
C$0.60                         250,000         5.0               C$0.60                   250,000       C$0.60
C$0.50                          75,000         5.0               C$0.50                    75,000       C$0.50
C$0.25                         115,000         5.0               C$0.25                   115,000       C$0.25
C$0.23                         210,000         5.0               C$0.23                   210,000       C$0.23
C$0.20                         100,000         4.0               C$0.20                    66,667       C$0.20
C$0.13                         180,000         5.0               C$0.13                   180,000       C$0.13
-------------------- ------------------ ------------------- ------------------ ------------------- ------------------
C$0.13 - $1.00               1,045,000         4.90              C$0.41                 1,011,667       C$0.41
==================== ================== =================== ================== =================== ==================

The Company accounts for stock-based compensation plans by applying APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options approximates the market price of the underlying stock at the date of grant, no compensation cost is recognized. The weighted average market at date of grant for options granted to employees in 2001 and 2000 was C$0.18 and C$0.23 per option respectively.

SFAS Statement No. 123, Accounting for Stock-Based Compensation" ("SFAS 123"), requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001 and 2000, respectively: no dividend yield for each year; expected volatility of 100% and 103%; and risk-free interest rates of 6.0% and 5.0 %.

Until January 1, 2000, options issued to non-employee directors were treated under the fair value method prescribed by Financial Accounting Standards Board ("FASB") Statement No. 123 "Accounting for Stock Based Compensation". On March 31, 2000 the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 23" ("the Interpretation"). Among other issues, the interpretation allows stock options issued to members of the Company's board of directors to be treated under the intrinsic value method for U.S. GAAP purposes. The interpretation was effective July 1, 2000. As a result, on July 1, 2000 the Company recorded a one time adjustment of $177,644, recorded as a cumulative effect of change in accounting principle for U.S. GAAP purposes.

Under the accounting provisions of FASB No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                           Year Ended              Year Ended
                                    December 31, 2001       December 31, 2000
     Net loss:
       As reported                      $(262,059)            $(28,708,276)
       Pro forma                        $(316,938)            $(28,766,776)

     Loss per share:
       As reported                      $   (0.01)            $      (0.60)
       Pro forma                        $   (0.01)            $      (0.60)


          [The balance of this page has been left blank intentionally.]

                          GOLDEN QUEEN MINING CO. LTD.
                          (a development stage company)
                   Notes to Consolidated Financial Statements

10.  Commitments and Contingencies.

The Company's investment in mineral properties includes an exclusive lease to explore, develop and mine the Soledad site. The lease is for a minimum twenty year period, continuing on as long as the property remains in production subject to processing a minimum of 12,000 tons of ore per year. The lease is also subject to production royalties of 3% to 7.5% of net smelter returns depending on the quality of ore eventually extracted. All advance minimum royalties paid, formerly amounting to $100,000 per year, are applied against any future production royalties. The Company has agreed to issue 100,000 common shares upon commencement of commercial production in connection with certain property acquisitions.

The Company has entered into various exploration right, lease option and property acquisition agreements on the above claims. In 2001, the lease agreement was successfully renegotiated to a three year moratorium of payments.

All are subject to a sliding scale royalty on net smelter returns beginning at 3%.

On September 19, 1994, the Company entered into a mining lease agreement granting exclusive exploration and development rights on property adjacent to claims previously described. The term of the agreement is for 20 years and consideration included a cash payment of $30,000 and annual minimum lease payments of $10,000. In 2001, This lease was successfully renegotiated to a three year moratorium of payments.

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

11.  Extraordinary Items.

In the third quarter of 2001, the Company recorded a gain of $136,627 on the recovery of royalties previously expensed. The gain includes $67,516 of interest only payments made to extend land agreements. During 2001, the Company accrued liabilities for royalty payments and land payments payable to landowners involved in the moratorium negotiation process. As agreements were secured, related expenses and liabilities were adjusted to reflect the actual expenses, and liabilities of amended agreements, in accordance with the troubled debt restructuring provisions of SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring". The balances due payable to landowners still involved in the negotiation process will continue to be accrued until such time as an agreement is reached.

12.  Related Party Transactions.

Jerrold W. Schramm, a director of Golden Queen until January 22, 2001, is a partner of the law firm of Lawson Lundell Lawson & McIntosh, counsel to the Company. During the year ended December 31, 2001 and 2000, the Company paid Lawson Lundell Lawson & McIntosh $42,798 and $52,041 respectively for services rendered. No members of the firm of Lawson Lundell Lawson & McIntosh other than Mr. Schramm owned any shares of common stock of the Company, or rights or options to purchase such stock at December 31, 2001.

For the year ended December 31, 2001, $10,653 was paid to Mr. Thompson for his services as President of the Company, and $3,874 was paid to Mr. Shynkaryk for his efforts in moving landowners toward moratorium agreements. No other compensation was paid or given during the year for services rendered by the directors in such capacity, and no additional amounts were payable at year-end under any standard arrangements for committee participation or special assignments.

The above noted transactions were in the normal course of operations, and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

          [The balance of this page has been left blank intentionally.]

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN QUEEN MINING CO. LTD.

By:  /s/ Edward G. Thompson
     ----------------------------------
     Edward G. Thompson, its President
     and Chief Executive Officer

     Date:     March 15th, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, representing all of the members of the Board of Directors and the principal accounting officer, on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Gordon C. Gutrath
     ----------------------------------
     Gordon C. Gutrath, a Director

     Date:     March 15th, 2002

By:  /s/ H. Lutz Klingmann
     ----------------------------------
     H. Lutz Klingmann, a Director

     Date:     March 15th, 2002

By:  /s/ Edward G. Thompson
     ----------------------------------
     Edward G. Thompson, a Director
     and Chief Executive Officer

     Date:     March 15th, 2002

By:  /s/ Chester Shynkaryk
     ----------------------------------
     Chester Shynkaryk, a Director

     Date:     March 15th, 2002

By:  /s/ Keith Gainey
     ----------------------------------
     Keith Gainey, Chief Accountant

     Date:     March 15th, 2002