Form 10QSB
period 2002-06-30
GOLDEN QUEEN MINING CO LTD
filed 2002-08-19
CIK 1025362

FORM 10-QSB



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURUSANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________


                          GOLDEN QUEEN MINING CO. LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Province of British Columbia            0-21777                 Not Applicable
----------------------------    ------------------------     -------------------
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the issuer's common stock at June 30, 2002 was 51,752,186 shares.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          GOLDEN QUEEN MINING CO. LTD.
                QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 2002


                                TABLE OF CONTENTS


PART I:  Financial Information                                              Page

     Item 1:  Consolidated Financial Statements ..............................1

     Item 2:  Management's Discussion and Analysis or Plan of
              Operations .....................................................1


Part II:  Other Information

     Item 4:  Submission of Matters to a Vote of Security Holders ............2

     Item 6:  Exhibits and Reports on Form 8-K ...............................3


SIGNATURES ...................................................................4

                                     PART I



Item 1.  Financial Statements

In accordance with the Securities and Exchange Commission's "Exchange Act Rule
240. 13a-13-c", and having met all of the conditions set forth therein, Golden Queen Mining Company is excluded from the provisions which require Part I filing of the quarterly financial statements.


Item 2.  Management's Discussion and Analysis or Plan of Operations

In accordance with the Securities and Exchange Commission's "Exchange Act Rule 240.13a-13-c", and having met all of the conditions set forth therein, Golden Queen Mining Company is excluded from the provisions which require Part I filing of management's discussion and analysis or plan of operations.

The Company has been in the exploration and development stage of its business and has had no reported revenues from operations since inception.




          [The balance of this page has been intentionally left blank]

                                     PART II



Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual General and Extraordinary Meeting of the holders of Common Shares of the Company held on June 26, 2002, the shareholders voted on the following matters:

     1. Election of Directors. The following nominees were elected as directors to serve until the next annual general meeting of the shareholders:

          Edward G Thompson

               For: 21,088,417

               Against or Withheld: 5,000

               Brokers' Abstention of Non-Votes: 28,950


          Gordon Gutrath

               For: 21,088,417

               Against or Withheld: 5,000

               Brokers' Abstention of Non-Votes: 28,950


          Chester Shynkaryk

               For: 21,088,417

               Against or Withheld: 5,000

               Brokers' Abstention of Non-Votes: 28,950


          H. Lutz Klingman

               For: 21,087,417

               Against or Withheld: 6,000

               Brokers' Abstention of Non-Votes: 28,950


     2. Appointment of Auditors. The shareholders approved the reappointment of BDO Dunwoody as auditor of the Company until the next annual general shareholder meeting.

               For: 21,102,917

               Against or Withheld: 13,050

               Brokers' Abstention or Non-Votes: 6,400

     3. Remuneration of Auditors. The shareholders authorized the directors to fix the remuneration to be paid the auditors.

               For: 21,095,182

               Against or Withheld: 12,450

               Brokers' Abstention or Non-Votes: 14,735


     4. Reduction of Exercise Price of Options. The shareholders approved the reduction of the exercise price of options.

               For: 19,196,019

               Against or Withheld: 1,564,405

               Abstain: 37,435

Note: The number of shares held by Insiders not included in the vote were 324,508.


Item 6.  Exhibits and Reports on Form 8-K.

Exhibits. No other exhibits are filed as part of this report.

Form 8-K Reports. The Company filed no reports on Form 8-K during the second quarter of 2002.




          [The balance of this page has been intentionally left blank.]

                                   SIGNATURES


In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Golden Queen Mining Co. Ltd.

                                       By: /s/ EDWARD G. THOMPSON
                                           --------------------------
                                           Edward G. Thompson, its
                                           President and CEO