Form 10QSB
period 2002-09-30
GOLDEN QUEEN MINING CO LTD
filed 2002-10-31
CIK 1025362

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X] QUARTERLY REPORT PURUSANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________


                          GOLDEN QUEEN MINING CO. LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Province of British Columbia          0-21777               Not Applicable
----------------------------   -----------------------   -------------------
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the issuer's common stock at September 30, 2002 was 51,752,186 shares.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          GOLDEN QUEEN MINING CO. LTD.
                QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 2002


                                TABLE OF CONTENTS


PART I:   Financial Information                                             Page

     Item 1:  Consolidated Financial Statements...............................1

     Item 2:  Management's Discussion and Analysis or Plan of Operations......1


Part II:  Other Information

     Item 4:  Submission of Matters to a Vote of Security Holders.............2

     Item 6:  Exhibits and Reports on Form 8-K................................3

SIGNATURES....................................................................4

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

There were no matters submitted to a vote of security holders during the third quarter of 2002.


Item 6.  Exhibits and Reports on Form 8-K.

Exhibits. No other exhibits are filed as part of this report.

Form 8-K Reports. The Company filed no reports on Form 8-K during the third quarter of 2002.




          [The balance of this page has been intentionally left blank.]

                                   SIGNATURES


In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            Golden Queen Mining Co. Ltd.

                                            By: /s/ EDWARD G. THOMPSON
                                                ----------------------------
                                                Edward G. Thompson, its
                                                President and CEO