Form 10KSB
period 2002-12-31
GOLDEN QUEEN MINING CO LTD
filed 2003-04-15
CIK 1025362

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

0-21777
(Commission File Number)

GOLDEN QUEEN MINING CO. LTD.
(Name of small business issuer in its charter)

Province of British Columbia	Not Applicable
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

11847 Gempen Street Mojave, California 93501
 (Address of principal executive offices)       (Zip Code)

Issuer’s telephone number: (661) 824-1054

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under section 12(g) of the Exchange Act: Common Shares without par value
The Common Shares are listed on the Toronto Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

The issuer’s revenues for its most recent fiscal year were $27,686 in interest and rental income. The aggregate market value of the voting stock held by non-affiliates at March 14, 2003 was $13,497,665. The number of shares of common stock outstanding at such date was 51,802,189.

Transitional Small Business Disclosure Format. Yes [  ]   No [X]

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB Report, which Proxy Statement is to be filed within 120 days after the end of the Registrant's fiscal year ended December 31, 2002.

TABLE OF CONTENTS

			Page

PART I

	Item 1:	Description of Business	2
	Item 2:	Description of Property	13
	Item 3:	Legal Proceedings	15
	Item 4:	Submission of Matters to a Vote of Security Holders	15

PART II

	Item 5:	Market for Common Equity and Related Stockholder Matters	15
	Item 6:	Management’s Discussion and Analysis and Plan of Operation	16
	Item 7:	Financial Statements	19
	Item 8:	Changes in and Disagreements with Accountants and Financial Disclosure	19

PART III

	Item 9:	Directors and Executive Officers, Promoters and Control Persons;
		Compliance with Section 16(a) of the Exchange Act	19
	Item 10:	Executive Compensation	19
	Item 11:	Security Ownership of Certain Beneficial Owners and Management	19
	Item 12:	Certain Relationships and Related Transactions	19
	Item 13:	Exhibits and Reports on Form 8-K	20
	Item 14:	Controls and Procedures	21

SIGNATURES

CERTIFICATIONS PURSUANT TO SECTION 302

FINANCIAL STATEMENTS

EXHIBITS

PART I

Item 1. Description of Business.

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

Fault or faulting. A fracture in the earth’s crust accompanied by a displacement of one side of the fracture with respect to the other and in a direction parallel to the fracture.

Grade. A term used to assign value to reserves and resources, such as ounces per ton.

HDPE. High density polyethylene, which is a plastic used to create an impervious membrane.

Heap leaching. A gold extraction process involving the percolation of cyanide solution through crushed ore heaped on an impervious pad or base.

Linear kriging. A geostatistical method used to determine ore reserve grades.

Mineral deposit. A mineral deposit is a mineralized body, which has been intersected by sufficient closely-spaced drill holes or underground sampling to support sufficient tonnage and average grade(s) of metal(s) to warrant further exploration or development activities. A mineral deposit is sometimes also referred to as mineralized material or as mineralized material inventory. A mineral deposit does not qualify as a commercially mineable ore body (reserves) under standards promulgated by the Securities and Exchange Commission until a final, comprehensive economic, technical and legal feasibility study based upon test results has been concluded.

Ore. A natural aggregate of one or more minerals which, at a specified time and place, may be mined and sold at a profit or from which some part may be profitably separated.

Reserves. That part of a mineral deposit which could be economically and legally mined at the time of determination. Reserves are subcategorized as either proven (measured) reserves, for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, and grade and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and geologic character is so well defined that size, shape, depth and mineral content are well-established; or probable (indicated) reserves, for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, yet the sites for inspection, sampling and measurement are farther apart.

Resources. The term resources covers mineralization and natural material of intrinsic economic interest which has been identified and estimated through exploration and sampling and within which reserves may subsequently be defined by the application of technical, economic, legal, environmental, socio-economic and governmental factors. The phrase ‘reasonable prospects for economic extraction’ implies a judgment by a Qualified Person in respect of the technical and economic factors likely to influence the possibility of economic extraction.

Stripping ratio. The tonnage of waste material removed to allow the mining of one ton of ore in an open pit.

Volcanics. Rock composed of clasts or pieces that are of volcanic composition.

General Development of Business

The Company was incorporated under the laws of the Province of British Columbia in November 1985 and is engaged in the development of mineral properties located in the Mojave Mining District of Kern County, California known as the Soledad Mountain Project. The Company acquired its initial interest in the Soledad Mountain Project (the “Project”) in 1986. Since then, the Company has acquired additional property interests in the area and explored for gold and silver between 1988 and 1999. These activities are conducted through Golden Queen Mining Company, Inc., a California corporation and wholly owned subsidiary of the Company.

The Company first outlined a gold resource on the property in 1988. Further exploration work was conducted from 1989 through 1991. Initial metallurgical test work was also done. Thereafter, the Project remained dormant until 1994, when the Company renewed exploration activities with funds derived from several private placements of its common stock. A mineable ore reserve was prepared as part of a feasibility study completed by M3 Engineering and Technology of Tucson, Arizona in early 1998 using a gold price of $350 per ounce and a silver price of $5.00 per ounce. This mineable ore reserve was 48.6 million tonnes (53.6 million tons) with average grades of 0.86 grams of gold per tonne (0.025 ounces per ton) and 12.7 grams of silver per tonne (0.371 ounces per ton). The Company completed additional drilling and underground sampling to confirm previous results and to expand the resources and reserves between 1998 and 2000. Test work was also done to determine value of waste rock and leached residues from the heap leach operation for use as construction aggregate.

The most recent geologic resource for the deposit, prepared in 2000, is 122.2 million tonnes (134.7 million tons) with average grades of 0.669 g/t gold (0.020 ounces gold per ton) and 12.213 g/t silver (0.356 ounces silver per ton). Contained within this geologic resource is a mineable ore reserve of 57.3 million tonnes (63.3 million tons) with average grades of 0.83 g/t gold (0.024 ounces per ton) and 13.5 g/t silver (0.030 ounces per ton) and using prices of $300 per ounce gold and $5.50 per ounce silver. This mineable reserve is estimated to contain 1,529,000 ounces of gold and 24,870,000 ounces of silver.

The Company plans to develop the Project as an open pit mine and use a cyanide heap leach recovery process. This will include the construction of facilities capable of processing ore at a rate of up to 5.76 million tonnes (6.35 million tons) per year for a minimum of nine years, followed by heap detoxification and reclamation of the site.

The Company had previously reported that it expected to begin producing gold and silver from the Project during the second half of 1998, once permitting was completed. Because of relatively low gold prices in the late 1990’s and in the early 2000’s, however, the Company was not able to obtain financing for the Project and the Project was therefore put on hold in late 2000. Employees were laid off and costs were reduced to the minimum required to maintain rights to the Property. The major landowners agreed to a 3-year moratorium on property payments or until the price of gold improved. The Company recorded an asset impairment loss of $28,547,592 for the year ended December 31, 2000. The asset impairment loss reduced the carrying value of fixed assets, mineral properties, and other assets to their estimated net realizable value.

The Project remained on hold in 2001 and 2002.

Most of the information provided in this report is unchanged from previous filings.

The registered office of the Company is located at 1200 - 750 West Pender Street, Vancouver, British Columbia V6C 2T8 and its executive offices are located at 11847 Gempen Street, Mojave, California 93501.

Project Background

The Project is located south of Mojave in Kern County in southern California.

Gold mining on Soledad Mountain dates back to the late 19th century although the largest producer was a syndicate managed by Gold Fields America Development Co., a subsidiary of Consolidated Gold Fields of South Africa. This syndicate ran an underground mine and mill on the property from 1935 to 1942 when the mine was forced to close by the War Production Board Order L-208. Only intermittent production took place after the war as costs continued to increase while the price of gold remained pegged at $35 per ounce until 1973.

The Company was formed in November 1985 to acquire Golden Queen Mining Co., Inc., a California corporation, which had secured, by agreement, a core group of claims on Soledad Mountain. The Company has since added to its holdings and currently controls upwards of 1,012 hectares of land as set out in more detail in Sub-section 2.4 Land Status of this report.

Exploration & Mineral Resource Estimates

The Soledad Mountain deposit is hosted in a volcanic sequence of rhyolite porphyries, quartz latites and bedded pyroclastics that occur on a large dome-shaped feature, called Soledad Mountain, along the margins of a collapsed caldera. High-grade precious metal mineralization is associated with steeply dipping epithermal fissure veins occupying faults and fracture zones that cross-cut the rock units and generally trend in a north-west direction. The veins are contained within siliceous envelopes of lower grade material that forms the bulk of the mineral resource.

The primary rock types that will be mined are rhyolite porphyry and flow-banded rhyolite, pyroclastics, quartz latite porphyry and siliceous vein material. The rock types will be found in different areas and at various stages of the life of the mine. Little or no clay occurs in any of the rocks and the rocks contain upwards of 80 % Si as SiO2. Rhyolite porphyry and flow-banded rhyolite were grouped as a single rock type for the metallurgical test work and three primary ore types will therefore be mined at various times through the life of the mine.

Exploration began with an initial program of 12 diamond-drill holes and a program of underground check sampling in 1988. This was followed by extensive programs of mapping, diamond-drilling, reverse-circulation drilling and underground diamond-drilling and sampling to 1999. The information that has been used to develop the geological database has been summarized in the table below. The geological database contains 78,194 sample intervals.

Diamond drilling	9,802.1 meters	32,127 feet
Reverse circulation drilling	89,912.0 meters	294,987 feet
Old cross-cuts (1930s)	6,813.0 meters	22,352 feet
Underground drilling (1930s)	4,909.7 meters	16,108 feet
Recent cross-cuts (1980s)	2,156.6 meters	7,075 feet
TOTAL	113,593.4 meters	372,649 feet

Mineral Resources Development, Inc. (MRDI) completed a detailed due diligence review of the procedures, assays and geological and resource models used by the Company and its consulting engineers and submitted their final report in April 2000.

Industry-best-practices were employed at each stage in determining the mineral resource, the mineable ore reserve and the mine design.

The current deposit model was developed jointly by Mintex, Inc., Tucson, Arizona and Company personnel in March 2000. Note that the historic Gold Fields assays were adjusted downwards for the “base case” as recommended by MRDI. Linear kriging was used to estimate gold and silver grades for all blocks in the model. The deposit model allows for dilution as Mintec, Inc. felt that the approach used to develop the model was more than sufficient to take dilution into account for mine planning and ore reserve reporting purposes. The mineral resource estimate includes all blocks within the model limits with no assumptions as to economic viability. The mineral resource for a range of cut-off grades is shown in the table below.

Mineral Resource at Selected Cut-off Grades
Cut-Off Grade g/t	Tonnes	AuEq g/t	Au g/t	Ag g/t
0.274	122,162,843	0.842	0.669	12.213
0.686	57,547,013	1.239	0.998	16.968
1.029	24,830,244	1.793	1.471	22.673

Cut-Off Grade oz/t	Tons	AuEq oz/ton	Au oz/ton	Ag oz/ton
0.008	134,662,187	0.0244	0.0195	0.3562
0.020	64,435,055	0.0359	0.0291	0.4949
0.030	27,370,802	0.0519	0.0429	0.6613

The mineral resource calculated with unadjusted historic Gold Fields gold assays shows an increase in the total gold content of the resource of 9.2%. This therefore presents an “upside case” for the Project.

An independent manual estimate of mineralized material (cross section polygonal resource estimate) was also completed and this validates the block model.

The gold equivalent grade (AuEq) used for the mineral resource estimates and for the mine design was calculated as follows:

Gold equivalent grade or AuEq g/t = Au g/t + {(Ag/R1)*R2} g/t
R1 = Au price in $/oz/Ag price in $/oz; and R2 = Ag recovery in %/Au recovery in %
or R1 = 300/5.50 => 54.545 and R2 = 60.00/78.00 => 0.7692

Exploration Potential

Additional geological targets have been identified on Soledad Mountain. These targets are generally peripheral (east, south and west) to the currently defined mineral resource. On the east, two additional zones of quartz stringer veins have been mapped in the hanging wall of the Karma/Ajax vein system. Toward the south, an extension of Silver Queen vein system is open and additional vein splits have been mapped on surface. Also, an extension of the Golden Queen vein system appears to be offset by an east-west trending fault. Initial drill results indicate widths of 8 meters with good gold and silver grades. Eight areas have been targeted for further exploration.

The exploration work to date has focused on known fault/vein structures central to the mineral resource. The host volcanics associated with the mineralization on Soledad Mountain extend further to the south and have not been fully evaluated. Anomalous gold has also been found in the low volcanic hills protruding from the pediment floor and trending northwest from Soledad Mountain.

The potential for developing an ore reserve that would be mined by underground methods is alos considered to be good and this will be assessed as funds become available to do the work.

Mine Design

The mine design was again done by Mintec, Inc., Tucson, Arizona. Gold and silver prices of $300.00/oz and $5.50/oz respectively were used to develop an ultimate pit shell with standard modeling techniques and this shell was used for the mine design. Mining will be done in 7 phases and allowance was made for backfilling a portion of the open pits with waste rock.

Seegmiller International, Salt Lake City, Utah, did slope stability analyses and Golder Associates, Inc., Denver, Colorado, analyzed the stability of the waste rock dumps.

The ore that will be mined as per the current mine design is 57.3 million tones (63 million tons) with grades of 0.83 g/t gold (0.024 oz/ton) and 13.5 g/t silver (0.39 oz/ton). This mineable ore reserve is estimated to contain1,529,000 oz gold and 24,870,000 oz silver.

Company personnel prepared a detailed ore production and waste removal schedule. The Company estimates that the current mineable ore reserve will support production at a rate of up to 5.76 million tonnes (6.35 million tons) per year for a life-of-mine of eleven years with an estimated average stripping ratio of 3.5 to 1.0.

It is significant that at a gold price of $300.00 per ounce only 46.7 % of the mineral resource is included in the mineable ore reserve. There is therefore a significant potential for a longer mine life at higher gold prices. It is further expected that mineralized veins that continue into the walls and floor of the open pits, can be mined by underground mining methods and this may add some higher-grade ore at various points in the life of the mine.

Open Pit Operation

The operation will be an open pit operation.

Contract mining will be used for the first two years of the operation. The contractor will also construct two major access roads using waste rock mined in the first two years. Contract mining proposals were received from three contractors and allowance has been made for contractor mobilization and demobilization costs in the capital cost estimates.

The Company will purchase the necessary equipment to do the mining from Year 3 onwards and this is the scenario that has been included in the most recent cash flow projections. Company personnel prepared the mine manpower and equipment requirements and the cost of the equipment in 2000.

Ore from waste separation will require special attention to ensure overall grade projections are met.

Ground water has been reported only in the deeper historic underground mine openings and no seepage of water into the open pit is expected. Underground mine openings will be encountered from time-to-time during open pit mining and this will be allowed for in the detailed mine planning.

Process Development & Flow Sheet

Test work and process development done on Soledad Mountain ores from 1988 to 2000 shows that these ores are readily amenable to heap leach treatment provided the ore is crushed and/or ground to relatively small sizes and this is the process that has been chosen for the Project. Various test programs confirmed parameters such as agglomerate strength, percolation rate, cyanide consumption and cement and/or lime required for pH control.

Studies show that gold is present as native gold and electrum ranging in size from <10 micron to >150 micron. A semi-quantitative SEM-EDX analysis of the electrum indicates a silver content of up to 25%. Silver is also present as acanthite (Ag2S) with some native silver, pyrargyrite (3Ag2S.Sb2S3) and polybasite (9Ag2S.Sb2S3). Multi-element x-ray fluorescence analyses show only trace quantities of mercury.

Gold recoveries by size fraction for the bulk column leach/re-leach tests of the 3 primary ore types completed in 1999 show that gold recoveries are significantly higher for the finer particle sizes and the particle size distributions is therefore the key to preparing the various ore types for heap leaching.

It was proposed to crush and screen the ore to 100% - 8 mesh or 100% - 2.37 mm and a four-stage crushing and screening plant was designed for the Project in 1998. A review done by the Company’s management in 2002 provided new insights into the test work and test results and an alternative flow sheet has now been developed based upon the ues of a high-pressure grinding roll or HPGR.

The Company’s management developed a flow sheet for the process that uses the HPGR for final particle sizing and preparation in late-2002. Information obtained from a laboratory-scale HPGR test done in 1989 provided the design parameters for this flow sheet. Signet Engineering Pty. Ltd., Perth, Australia has extensive experience in the application of the HPGR and has reviewed and confirmed the flow sheet.

Why HPGR?

  Indications are that micro-fracturing of particles in the HPGR will, at a minimum, give higher recoveries in a heap leach operation.
  Test work also showed that ore crushed in the HPGR gave stronger agglomerates than ore crushed in the Barmac VSI.
  The HPGR is considerably more energy-efficient than conventional crushers and mills.
  The HPGR can provide dramatically lower capital costs than conventional crushers and screens.

The crushing-screening circuit now has considerable flexibility built into it and crusher settings and screen sizes can be changed for different ore types. This will yield better results than a traditional crushing-screening circuit with VSI crushers and screens to size the ore. Note the ability to bypass the HPGR with certain ores that do not require fine crushing. The circuit as designed will process >800 tonnes per hour. The key to good recovery is the particle size distribution of the feed to the agglomerating drum and to the heap and frequent sampling will be used to check this. Adjustments as set out above can be made on an as-required basis for optimum leach performance based upon actual operating experience.

A confirmation test for the application of the HPGR will be required and it is expected that this can be completed in the second quarter of 2003 at a cost of approximately $30,000.

Work on a detailed site layout is underway that includes a crushing-screening plant based upon the current flow sheet. Site preparation will also be significantly reduced.

The crushed ore will finally be agglomerated in an agglomerating drum and transported to the heap with conveyors.

Merrill-Crowe Plant

Gold and silver are typically recovered by dissolution in a dilute cyanide solution and then by precipitation with zinc or adsorption on activated carbon. The zinc precipitation process, referred to as the Merrill-Crowe process after its developers, is used to recover gold and silver when the silver to gold ratio is greater than 10 to 1. The silver to gold ratio is expected to average 15:1 for the Project and a Merrill-Crowe precipitation plant will therefore be required. The process is highly efficient and recoveries in the plant typically range from 96 % to 98%.

Dust Control

Only a limited number of transfer points need to be addressed in the current flow sheet and this will make dust control manageable. Dust will be controlled by low pressure water sprays in the primary crushing circuit and collected in a central dry bag dust collector in the secondary crushing and screening circuit. Individual dry dust collectors will be used on the cement silo and at conveyor transfer points.

Heap Leach Pads & Solution Handling & Storage

The detailed pad design, which includes solution storage, has been completed. The design, which is a partial valley-fill design, was done by an independent consulting engineer.

The pads have been designed for zero discharge. Leach olutions will be contained within the heaps and the liner protection fill. The first pad to be constructed will be located on the northern slope of Soledad Mountain. A second pad will be located on the western slope if required. Each pad will be constructed as a side hill pad with a perimeter dike to support the toe of the heap. The pads have been designed as dedicated pads, i.e. ore will be stacked, leached, rinsed and left in place on the pads for final reclamation.

  Pads 1 & 2 have been designed to receive 32.3 million t and 19.5 million t of ore respectively;
  Pad 1 will have an area of 585,000 m2 with 4 cells to be constructed in 3 phases;
  Pad 2 will have an area of 372,000 m2 with 3 cells to be constructed in 3 phases;
  Lifts will be 10.7 m in height;

  Heaps will be constructed to an ultimate height of up to 61 m and will be constructed with slopes of 2H:1V;
  The design allows for both solution storage and a 100-year, 24-hour storm event in the heaps and in the liner protection fill.

Drainage ditches will be constructed to divert runoff around the pads.

The pads will be lined with a composite liner consisting of a compacted soil liner and a geomembrane. The geomembrane will in turn be covered and protected by 45 cm of a crushed liner protection fill that will act as a drainage layer. A network of perforated pipes will be installed in the liner protection fill. Two vertical turbine pumps will be required for each cell to pump the pregnant solution to the Merrill-Crowe plant. Access to the pumps will be via a 60 cm diameter perforated steel riser pipe. Provision will be made for leak detection and leakage recovery systems.

Solution will be distributed over the heaps by a system of pipes and drip emitters. Solution will percolate through the heap to extract the gold and silver contained in the ore and then flow along the base of the heap to a collection sump.

The design of the pads meets all regulatory requirements.

QA/QC for the construction of the pads will require extra care and this will be provided by an independent consulting engineer with prior experience in this particular field.

Gold & Silver Recoveries

Detailed analysis of the test work shows that recoveries for gold and silver of 80% and 65% respectively can be projected for the heap leach operation.

The Company’s management has prepared a detailed leach recovery schedule. Once the heap has been under leach for a complete leach cycle and ore is being mined and processed at the design rate, estimated recoveries will be as follows:

Percentage of 80% Gold & 65% Silver
Days	Au	Ag

30	83.5	79.4
60	5.8	7.2
90	3.2	4.0
275	5.7	7.1
400	1.8	2.3

	100.0	100.0

The heaps will be rinsed prior to closure and closing reclamation with a combination of fresh water and recycled water treated with peroxide.

Services

The Project is located approximately 10 km south of Mojave, California. The metropolitan areas of Lancaster/Palmdale and Los Angeles lie approximately 48 km and 110 km further to the south. Access to site is from State Route 14 and Silver Queen Road, an existing paved county road. The Burlington Northern/Santa Fe and Union Pacific/Southern Pacific railroad lines run parallel to and just east of State Route 14. Services such as a hospital, ambulance, fire-protection, garbage and hazardous waste disposal, schools, motels and housing, shopping, airport and recreation are available in Mojave and its surroundings. Telephone service is currently available on site.

Water Supply

A make-up water supply will be required because of the arid climate and groundwater will be used.

A detailed evaluation of the available groundwater was done by an independent consulting engineer in 1996. As many as 35 wells have been drilled in the greater Project area. Records for some of these wells plus step rate test data from production well #1 drilled by the Company indicate that initially two production wells can provide the maximum estimated water requirements of 170 m3/h (). Production well #1 is located approximately 2 km north of the Project. A second production well will be drilled and equipped and a third well can be drilled and equipped in the future if required.

A water sample taken from production well #1 indicated that groundwater can be used in the heap leach process without pretreatment.

Solution storage in the heap may reduce loss of water due to evaporation.

Power Supply

Power will be supplied via a dedicated 12.5 kV "express" line to be constructed by the local utility.

Offices & Workshop/Warehouse

All services required for a successful mining operation will be provided and allowance has been made for these services in the Project capital cost.

Aggregate

It is expected that a construction aggregate business can be developed based on the location of the Project in southern California with close proximity to major highways and railway lines. The source of raw materials will be the finely crushed and rinsed residue or sand from the heap leach operation and rock from the waste rock dumps. The leached residue or sand can find a market in "Superpave" asphalt mixtures and as concrete sand. The waste rock can be classified into a range of products such as riprap, crushed stone and gravel. Test work to confirm the suitability of these materials for use as aggregate was done in 1998 and 1999

It is important to note that both the sand and rock will be produced as byproducts from a mining operation. This will give the Project an economic advantage as an aggregate producer by comparison to producers that have to mine rock to produce aggregate. It has also become increasingly difficult to permit new aggregate operations in California in recent years and that is a further advantage for the Project.

The concept that is being pursued is that the Company will not invest directly in or develop an aggregate business as owner/operator but will participate financially in the production and sale of aggregate via royalty payments. Such a stream of royalty payments would have a significant impact on operating cash flows and support the Project in times of difficult conditions in the gold and silver markets.

The Company is actively seeking a major aggregate producer with experience in the southern California markets as a partner for developing the aggregate business.

Environmental Issues & Permits

The Project is located on private and federally controlled lands in an unincorporated area of Kern County, California. Current and proposed mining activities on these lands are thus subject to federal, state and local regulations. Annual site inspections are conducted to verify the Company’s compliance with regulations. For the year ended December 31, 2002, the Company was in compliance with regulations and received favorable reviews from each of the reviewing agencies. These regulations and the Company’s compliance efforts are summarized below.

CEQA/NEPA

The project is subject to the California Environmental Quality Act (“CEQA”) and the National Environmental Policy Act (“NEPA”), each of which requires written analysis of proposed mining activities and their effect on the physical, biological, social and economic resources of the area. This analysis is known under CEQA as an environmental impact report (“EIR”), and under NEPA as an environmental impact statement (“EIS”).

The Company submitted its combined EIR/EIS to the Kern County Planning and Development Department in February 1996, in accordance with a memorandum of understanding between Kern County and the Bureau of Land Management (“BLM”), which gave Kern County primary responsibility for the review. The EIR/EIS took the form of a combined conditional use permit application, environmental information statement, surface mining reclamation plan and plan of operation.

Comments were received in response to the submission on ground water quality and quantity, air quality, the effect of development on native species of plants and animals, the visual impact of the project and the potential hazards associated with transporting supplies and chemicals to the project site. These comments were incorporated into a revised EIR/EIS released for public comment in June 1997. In September 1997, the Company received a favorable notice of determination regarding the EIR/EIS, as well as approval of its conditional use permit application and surface mining reclamation plan (required by the California Surface Mining and Reclamation Act and applicable Kern County zoning ordinances). This was followed in November 1997 by a record of decision from the BLM approving the Company’s plan of operation under NEPA.

Air Quality

The project lies within the Southeast Desert Air Basin, which is under the jurisdiction of the Kern County Air Pollution Control District. The district is empowered to regulate stationary sources of air pollution within the basin, pursuant to authority granted under the federal Clean Air Act.

The Area is designated as unclassified for PM10 emissions (that portion of the total suspended particulates less than 10 microns in size) and as a non-attainment area for ozone. The typically windy conditions and very dry nature of the area are probably responsible for the high PM10 background levels recorded at several nearby monitoring stations.On-site air sampling was conducted for approximately one year with high background PM10 levels found.

Fugitive dust, when combined with the background dust, may cause unacceptable levels of PM10 emissions off-site and may represent the greatest potential environmental issue. A PM10 level of 44 micrograms per cubic meter is projected by computer modeling for a mining rate of 27 million tonnes (30 million tons) per year of ore and waste. This level is below the California attainment standard of 50 micrograms per cubic meter and the Federal standard of 150 micrograms per cubic meter. However, the Company believes that it will achieve compliance with applicable standards by a greater margin, as the modeling methodology assumes worst case conditions, which are considered unlikely to be encountered in actual operations and based on the use by the Company of commonly-accepted dust control techniques in all phases of mining and crushing and screening. The Company submitted an application to the Kern County Air Pollution Control District for authority to construct the project, and based upon the dispersion modeling discussed above, the application was approved in February 1998.

Water Quality

The Project is situated in the northern portion of the Antelope Valley ground water basin and experiences an average annual rainfall of less than 14.5 cm (5.7 in.). There are no surface waters of any kind, other than the periodic runoff that follows the rare heavy rains that typically occur during the winter months. Drainage in the area is controlled by a series of deeply incised gullies and channels that ultimately drain to the northwest into the Chaffee hydrologic area. The water that does not evaporate will raise the ground water levels. No water quality data is available for surface runoff. Ground water in the bedrock underlying Soledad Mountain is almost certainly very modest in quantity and is restricted to fractures. Groundwater is typically at depths of 55 to 61 m (180 to 200 feet).

Water quality data shows that groundwater quality is adequate for the process with no pretreatment.

The Lahontan Water Quality Control Board (the Board) is responsible for ensuring compliance with the federal Clean Water Act and California’s Porter-Cologne Water Quality Act. The Company submitted an application to the Board in June 1997 with all necessary information. The application was reviewed and approved at the March 1998 meeting of the Board.

Closure, Reclamation and Bonding

The Company commissioned an independent consulting engineer to prepare a closure and reclamation plan for the Project in 1996. This plan was submitted to the Kern County Planning and Development Department as part of the Company’s conditional use permit application. The plan meets the requirements of California’s Surface Mining and Reclamation Act, the applicable Kern County zoning ordinances and federal requirements designed to prevent degradation of federal lands.

The objective of the reclamation plan is to return the site to its pre-mining status as wildlife habitat and open space. Under the plan, the Company is required to remove all structures, neutralize and dispose of leach solutions, re-contour the overburden dumps and leached residue piles, rip up or otherwise reclaim access roads, prepare disturbed surfaces for seeding and re-plant with native species. Reclaimed slopes must be stable and there is no requirement to demonstrate growth. Growth media (generally the top 5 cm or 2 inches of cover) will be removed from the waste dump and pad areas during construction and stockpiled for closing reclamation. It is expected that the growth media will contain most of the seeds necessary and native species will self-propagate.

The reclamation plan provides that reclamation of the leached residues will begin in the sixth year of the life of the mine and continue for approximately four years after mining has ended. Closure requires four steps: first, a fresh water rinse is periodically applied to the leached residues to aid the natural degradation of the cyanide in solution; next, the leach solution is sequentially moved from one active cell to the next to minimize the total volume of solution required for the operation; once leaching has ended, any remaining solution is chemically neutralized with hydrogen peroxide and sprinkled on the surfaces of waste dumps that have been re-sloped. The leached residues will finally be covered with a growth-medium and re-vegetated. Small volumes of seepage will continue to collect in the low point of each cell and these will be pumped out periodically during the post-closure monitoring period and sprinkled on surfaces that have been re-vegetated. The pad liners may eventually be perforated to allow seepage to the groundwater and this will be done only in full agreement with the regulatory authorities.
The Company is required to obtain three bonds for the Project:

  A bond to be held by Kern County designed to cover the general reclamation on site.
  A bond to be held by the Board designed to cover the neutralization and ultimate disposal of leach solutions.
  An “unforeseen events bond” to be held by the Board designed cover an unforeseen event that could contaminate surface or ground water

The regulatory authorities will determine the value of these bonds once the Project proceeds. The Company expects to meet these bonding requirements by purchasing surety bonds from one or more insurers. Alternatively, the Company may post money market securities such as a certificate of deposit or a bank letter of credit in lieu of, or in addition to, such surety bonds.

The Company estimates that the cost of complying with environmental requirements will be approximately $3,000,000 at the start of production and this will increase to $5,410,000 at the end of the life of the mine.

Facilities and Employees

The Company’s principal executive offices are located at its Soledad Mountain site - 11847 Gempen Street in Mojave, California. The Company employs a half-time accountant at this Mojave office.

Miscellaneous

All of the Company’s directors, Edward G. Thompson, Chester Shynkaryk, Gordon C. Gutrath, and H. Lutz Klingmann are residents of Canada. Consequently, it may be difficult for United States investors to effect service of process within the United States upon those directors, or to realize in the United States upon judgments of United States courts predicated upon civil liabilities under the United States securities laws. A judgment of a U.S. court predicated solely upon such civil liabilities would probably be enforceable in Canada by a Canadian court if the U.S. court in which the judgment was obtained had jurisdiction, as determined by the Canadian court, in the matter. There is substantial doubt whether an original action could be brought successfully in Canada against any of such directors predicated solely upon such civil liabilities.

Risk Factors

The following are some of the risk factors that apply to an investment in our company. These risk factors should be read in conjunction with disclosure on our business and risks appearing in this document and elsewhere.

The Likelihood of Continued Losses from Operations

The Company has no revenue from mining operations and has incurred losses from inception through December 31, 2002 of approximately $33,823,000. This trend is expected to continue for at least the next two years and is expected to reverse only if, and when gold is produced from the Soledad Mountain Project. At December 31, 2002, the Company held $84,000 in cash and cash equivalents, and is currently in care and maintenance with a “burn” rate of approximately $22,000 per month. While the Company has been successful in the past in obtaining funds for care and maintenance activities, there can be no assurance that current efforts will be successful. As of this report date, the Company has yet to identify a source of funding for the balance of 2003 or for the next twelve months.

Property Interests are not in Good Standing

The Company ceased making payments to landowners in October of 2000, and has since been in the process of negotiating moratorium agreements with its landowners. In the meantime, the Company is technically in default on the agreements which have not been paid or re-negotiated. Signed agreements will cost the Company $58,000 in 2003 while pending agreements could cost an additional $92,000.

Ability to Continue as a Going Concern

The Company has had no revenues from operations since inception, has a deficit accumulated during the development stage of $34,409,336, has been unable to successfully renegotiate payment schedules with all landowners, and has been unable to obtain the necessary financing to complete current development activities or exit the development stage. These conditions continue to raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Need for Significant Additional Financing

In addition to the above, the Company anticipates that it will need approximately $44,000,000 in additional financing to put the Project into production; an anticipated $36,000,000 will be used for capital expenditures and $8,000,000 will be used as working capital. These estimates are based on certain assumptions contained in the Project Summary & Cash Flow Projections, which was prepared by the Company in 2003 and, which is more fully discussed in Part I, Item 1 of this report. The Company expects to finance development from additional sales of common stock, from bank or other borrowings or, alternatively, through a joint venture with another mining company. However, the Company has no commitment for bank financing or for the underwriting of additional stock, and it is not a party to any agreement or arrangement providing for a joint venture. Whether and to what extent Project financing can be secured will depend on a number of factors, not the least of which is the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. Gold prices have recently traded in the $330 per ounce range and the Company believes that financing for the Project can be secured if gold prices remain firmly above $325 per ounce. It may however not be economical for the Company to take the Project to production at lower gold prices.

Risks and Contingencies Associated with the Mining Industry Generally

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

Item 2. Description of Property

Location and Access

The Soledad Mountain Project is located in the Mojave Mining District in Kern County in southern California, approximately 2.4 kilometers (1.5 miles) from Highway 14, a paved, four-lane highway. Los Angeles, California is about 100 kilometers (62 miles) south of the project and the metropolitan area of Lancaster/Palmdale, California is less than 35 kilometers (22 miles) to the south by Highway 14. Secondary paved access roads extend from Highway 14 and encircle Soledad Mountain..

The population centers of Mojave, Lancaster, Bakersfield and Los Angeles, all located within a 161-kilometer (100 mile) radius of the project, are sources for the labor, supplies, material and equipment needed for the project. The Santa Fe Railway line runs parallel to, and just east of, Highway 14.

Local climatic conditions reflect the high desert environment of the Mojave Desert in southern California. Conditions are variable, with temperatures ranging from below freezing in the winter to more than 40.6o Celsius (105o F) in the summer. Wind is a factor with respect to structural stability, as gusts frequently reach 100 to 130 kilometers (62 to 81 miles) per hour. Flora and fauna are sparse in the area, reflective of the Mojave Desert environment. There are no streams or springs exist in the area and the only surface run-off occurs during the heavy rainstorms that are most prevalent from December through March of each year.

Land Ownership and Mining Rights

The Property is situated west of California State Highway 14 and largely south of Silver Queen Road in Kern County, California, covering all of section 6 and portions of sections 5, 7 and 8 in Township 10 North, Range 12 West; portions of sections 1 and 12 in Township 10 North, Range 13 West; portions of section 18 in Township 9 North, Range 12 West and portions of section 32 in Township 11 North, Range 12 West, all from the San Bernardino Baseline and Meridian. The Project facilities will be located in Section 6 in Township 10 North, Range 12 West. The area that will be disturbed by the Project is a 497-hectare (1,228 acres) contiguous block within an area of approximately 1,012 hectares (2,501 acres) held by the Company. The Property is comprised of 33 patented lode mining claims, 123 unpatented lode mining claims, one unpatented placer mining claim, one patented mill site claim, six unpatented mill site claims and 379 hectares (937 acres) of fee land.

The Property is held by the Company under a variety of agreements with 60 property owners. These agreements include 56 mining leases, two exploration agreements with options to purchase and two purchase agreements that are in various stages of completion. These agreements were entered into during a six-year period from 1990 - 1996, at a total cost to the Company of approximately $3,800,000.

The Company ceased making payments to landowners, according to the terms of the various agreements, in October 2000 and has since been in the process of negotiating moratorium agreements with its landowners. The Company is technically in default on the agreements, which have not been paid or re-negotiated. While the Company has successfully negotiated moratorium agreements with these landowners in the past and has reached new agreements with many of the landowners, there can be no assurance that the remaining agreements will be successfully renegotiated in the future.

The basis of the moratorium agreements is a suspension of advance minimum royalty payments and all other payments for a period of three years, or until the Company secures production financing, whichever is sooner. As of December 31, 2002, 54% of the agreements, constituting approximately 86% of the mineral rights of the project, were successfully re-negotiated. Based on personal contacts with each landowner from October 2000 through February 2001, management believes that a variety of factors, other than non-approval of the moratorium request, are the cause for a lack of response from the remaining landowners. Follow-up contacts with these landowners will be conducted in 2003.

The costs to the Company for all land agreements for the years ending December 31, 2000, 2001, and 2002 were $344,000, $69,000, and $58,000 respectively. The re-negotiated agreements will cost the Company $58,000 in 2003, while the remaining agreements could cost the Company as much as $92,000. If the Company fails to negotiate the outstanding agreements, additional financing will be required to keep the land package together.

Maintaining control of the Property is critical to the future of the Company. Without land and mineral rights, the Company has no basis for continuing. While each piece of property on Soledad Mountain has its own value and unique purpose in the overall mine plan, the feasibility of the Project depends on the Company’s ability to maintain control of the Property as a whole.

The Company commissioned a formal title summary covering the Property, which was rendered in August and September 1996. It was updated in February 1998 and again in March 1999. With such a complicated ownership history, as is common in historic mining districts, it is typical for title problems to exist with respect to properties within the project area. On May 15, 1999 the Company obtained a quiet title judgment, which resolved a majority of the title questions. The Company has determined that the remaining title questions do not present a material threat to the project, however the Company is attempting to resolve the title issues through its California counsel, a law firm with experience in title matters relating to properties in the Mojave Mining District.

A comprehensive land survey of the Property has not yet been undertaken. Since 1993, the whole of the Property and much of the immediate surrounding area has been segregated from appropriation under the United States General Mining Law of 1872.

The various property purchase agreements to which the Company is a party typically require payment by the Company of the purchase price over an extended period of time. In most cases, a somewhat larger advance payment was made at the time the agreement was entered into and, in some instances, a larger payment is due at the time the purchase is completed. Certain of the property purchase agreements require the payment by the Company of royalties upon the commencement of commercial production. As of December 31, 2002, $762,000 remained to be paid by the Company under these various property purchase agreements; $5,500 of this amount is due within the ensuing twelve months. Certain of these agreements have been successfully re-negotiated to a three-year moratorium of payments. Without moratorium agreements, the Company would have been unable to fulfill the payment obligations of the original contracts.

The leases to which the Company is a party to, typically require payment in the form of advance minimum royalties. With one exception, these payments are subject to a credit when production from the project starts. In both the leases and the purchase agreements, applicable royalties are restricted to the property covered by the lease or agreement, as the case may be. Most of the royalties are of the net smelter return (“NSR”) type and are based on a sliding scale, with the percentage amount of the royalty being a function of the ore grade on the property to which the royalty relates. Typically, the royalties are 5% NSR or less, with an expected average of 3.1% NSR based on the sliding scale royalty percentage and the modest grade of the deposit. Many of the leases provide that the royalty payable to the lessor is subject to adjustment in the event that the interest of such lessor in the property leased to the Company is greater or less than represented by the lessor in such lease. A number of the agreements have an additional modest royalty, which applies in the event that non-mineral commodities, such as aggregates, are sold.

In addition to these agreements, the Company is also obligated under the terms of an April 1, 1995 option agreement. The Company acquired, through its subsidiary, Golden Queen Mining Company, Inc. (the “Subsidiary”), an option to purchase all of the issued and outstanding shares of a privately held California corporation, holding an interest in a previously non-contracted tract of land located in the area. The option called for an initial, non-refundable, payment of $100,000 in exchange for access to the property, to evaluate the presence of mineral reserves, for a period of nine months. At the end of the nine-month period, the Company chose to exercise its option to purchase the shares of the corporation, by making the initial purchase payment of $250,000. This was followed by a second payment of $500,000 on July 1, 1997. An additional $750,000 was due upon reaching sustained production or July 1, 1999, whichever came first. In June 1999, the Subsidiary and the shareholders of the private corporation signed an amendment to the original stock purchase agreement. The amendment provides that if the full purchase price of $1,600,000 was not made on or before July 1, 1999, all rights of the Subsidiary to purchase the stock would terminate, unless the Subsidiary paid $75,000, which would extend the termination date to July 1, 2000. If, on or before July 1,

2000, the Subsidiary paid an additional $75,000, the termination date would be extended to July 1, 2001. These additional payments are to extend the option period and will not apply to the balance of the $1,600,000 purchase price. In addition, the amendment provides for the payment of the balance of the purchase price upon the earlier of a determination of sustained production, or the termination date, which may be extended to July 1, 2001. On July 7, 2000, the Subsidiary made the required $75,000 payment to extend the termination date to July 1, 2001. The Company anticipated it’s inability to make the extension payment scheduled for July 1, 2001 and on August 10, 2001, a second amendment to the original stock purchase agreement was signed. This amendment suspends all terms and obligations of the Company as set forth in the original agreement and the first amendment. Further, the second amendment requires the Company to recognize a liability of $35,000, on or before July 1, 2001, and on each successive anniversary date for up to five years. In order to extend the termination date of the agreement, $10,000 of the liability is to be paid in cash, and the balance of $25,000 is to be accrued, without interest, payment of which is deferred until the final stock purchase payment is made. On July 11, 2001, and July 1, 2002 the Company made the required payments of $10,000, accrued liabilities of $25,000, and extended the termination dates of the agreement to July 1, 2002 and July 1, 2003 respectively. The Company has no legal obligation to continue making payment and cannot perfect its rights, as a shareholder of the corporation, until full payment under the option is made. Upon commencement of commercial production, the Company will pay a royalty of 1% of gross smelter returns for a period of up to 60 years, not to exceed $60,000,000.

The Company does not require additional properties to put the Soledad Mountain Project into production, but has historically endeavored to acquire property with potential for extension of known mineralized trends. The Company continually evaluates other precious metals mining opportunities for possible acquisition or joint venture and from time-to-time engages in exploratory discussions regarding such opportunities. As of the date of this report, the Company has no agreement, undertaking or other arrangement with any person regarding the acquisition of mining properties outside the Soledad Mountain Project area.

Item 3. Legal Proceedings

To the best of our knowledge, there are no legal actions pending, threatened or contemplated against us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of 2002.

PART II

Item 5. Market for Common Equity and Related Shareholder Matters

Market and Trading Price

The common shares of the Company are listed and traded on The Toronto Stock Exchange under the trading symbol “GQM”. The following table sets out the high and low sales prices of the common stock as reported by The Toronto Stock Exchange for the calendar periods indicated. All prices are reported in Canadian dollars.

Year ended December 31	High	Low
2001 Fourth Quarter	$0.30	$0.16
Third Quarter	0.30	0.16
Second Quarter	0.23	0.15
First Quarter	0.25	0.13
2002 Fourth Quarter	0.39	0.13
Third Quarter	1.12	0.26
Second Quarter	0.90	0.55
First Quarter	0.90	0.35

As of December 31, 2002 there were 275 holders of record of the Company’s common shares.

Dividend Policy and Record

The Company has never paid dividends on its common shares. The Company does not intend to pay dividends on the common stock in the foreseeable future.

Sales of Unregistered Securities.

In December 2000, the Company received $65,000 from two shareholders of the Company, Landon T. Clay and Harris Clay, pursuant to terms of an unsecured convertible promissory note. In January 2001, the note was converted into 406,250 common shares at a per share rate of USD $0.16. These transactions were exempt from registration pursuant section 4(2) of the U.S. Securities Act of 1933, as the Company believes the offer and sale did not involve any public offering. In particular, the purchasers were at all relevant times affiliates of the Company as a result of them each holding greater than 10% of the issued and outstanding common voting shares of the Company.

Also, in December 2000, the same two shareholders advanced the Company $200,000 pursuant to a private placement completed in January 2001. The terms of the private placement called for the issuance of an aggregate of 1,538,462 shares at US$0.13 per share. In addition, an aggregate of 1,656,250 common shares were reserved for issuance upon exercise of warrants exercisable at a price of US$0.16 per share. In April 2002, the two shareholders exercised an aggregate of warrants to acquire 1,520,836 common shares at US$0.16 per share netting US$243,334 for the Company. The balance of 135,414 warrants expired as of January 20, 2003. These transactions were exempt from registration pursuant section 4(2) of the U.S. Securities Act of 1933, as the Company believes the offer and sale did not involve any public offering. In particular, the purchasers were at all relevant times affiliates of the Company as a result of holding over 10% of the voting shares of the Company.

Item 6. Management’s Discussion and Analysis or Plan of Operations Statements of Operations and Deficit and Changes in Financial Position Data Results of Operations Overview

During the periods indicated in the discussion which follows, the Company has been under care and maintenance in the exploration and development stage of its business and therefore has earned no revenue from operations. Variations in the level of expenses between periods have been as a result of the nature, timing and cost of the activities undertaken in the various periods. Financing of the 2000, 2001, and 2002 care and maintenance expenses and cumulative exploration and development of the Soledad Mountain project during such periods has been obtained through the sale of shares of common stock of the Company in predominantly offshore transactions, and through borrowings. Please see “Plan of Operations” below.

Operating results of the Company are summarized as follows:

	Year Ended	Year Ended	Cumulative Since
	December 31, 2002	December 31, 2001	Inception

Asset Impairment	$-	$-	$28,547,592
General and
administrative
expense	$315,097	$363,809	$5,880,178
Interest expense	$60,192	$67,516	$451,193
Interest income	$254	$6,753	$1,081,673
Net loss	$(347,603)	$(262,059)	$(33,506,592)

Due to sustained depressed gold and silver prices during 2000, and an inability to secure financing in order to place the Company’s assets in service for their intended use, the Company recorded an asset impairment loss of $28,547,592 for the year ended December 31, 2000. The asset impairment loss reduced the carrying value of fixed assets, mineral properties, and other assets to their estimated net realizable value. The Company incurred general and administrative expenses of $315,097 for the year ended December 31, 2002, as compared to $363,809 for the year ended December 31, 2001. Interest expense for the year ended December 31, 2002 of $60,192 decreased from $67,516 for the year ended December 31, 2001 as a result of a decrease in interest only payments related to extended land agreements. Previously, interest on these borrowings was capitalized. Interest income for the year ended December 31, 2002 was $254, as compared to $6,753 for the year ended December 31, 2001. The decrease is due to a decrease in the Company’s average cash balance, lower interest rates, and a lower balance for investments during the year. As a result of the foregoing factors, the Company incurred a net loss of $347,603 for the year ended December 31, 2002, as compared to a net loss of $262,059 for the year ended December 31, 2001.

Liquidity and Capital Resources

General

The Company acquired the Soledad Mountain Project in 1986. Since then it has solidified its land position, conducted several drilling and sampling programs to delineate ore reserves, and taken steps to secure permits and approvals necessary for production activities. The Company previously reported that it expected to begin producing gold and silver from the project during the second half of 1998, once permitting was completed. Because of the downturn in world gold prices during the second half of 1997, however, the Company was not able to obtain financing for construction. The Company is however seeking financing for the Project at the higher gold prices that prevail in early 2003.

The Company has had no reported revenues from operations since inception, has completed the exploration or development stage, and remains in a care and maintenance position. During the period from inception through December 31, 2002, the Company has used $4,543,000 in operating activities, primarily as a result of cumulative losses of $33,823,000. During the same period, the Company has used $29,948,000 in investing activities; these consisted of $28,681,000 in expenditures related to the Soledad Mountain Project and fixed asset purchases of $1,314,000. These operating and investing activities were financed by net borrowings of $2,579,000 under various long-term debt arrangements and from the sale of $34,576,000 of equity securities. As of December 31, 2000, the Company recorded an asset impairment loss of $26,834,131 on mineral properties which adjusted the assets to management’s estimate of net realizable value or salvage value.

At December 31, 2002, the Company held $84,000 in cash and cash equivalents. With a projected “burn” rate of $22,000 per month, the Company will need to secure additional financing for 2003. While the Company has been successful in the past in obtaining funds for care and maintenance activities, there can be no assurance that current efforts will be successful.

As discussed below under the heading “Plan of Operations”, significant additional funds will be needed to place the Soledad Mountain Project into production. These funds are expected to come from additional sales of common stock and from bank or other borrowings. Alternatively, the Company may decide to enter into a joint development or other similar arrangement with another mining company to develop the project. The Company does not have a commitment for bank financing or for the underwriting of additional shares of its common stock and is not party to any agreement or arrangement providing for the joint development of the Soledad Mountain Project. Whether and to what extent additional or alternative financing options are pursued by the Company will depend on a number of important factors, including the results of further development activities at the Soledad Mountain Project, management’s assessment of the financial markets, the overall capital requirements for development of the project, and the price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company’s control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. As of December 31, 2002, world gold prices were approximately $343 per ounce. While the project is economical as a stand-alone precious metals operation at current world gold prices, the current market is unstable and is poor for raising additional capital for the Company. However, the proposed combination precious metals-aggregates operation is expected to have more robust economics and may be viable at relatively lower market prices for each of these commodities.

Some of the conditions noted above raise substantial doubt about the Company’s ability to continue as a going concern. As noted above, the ability of the Company to obtain financing and adequately manage its expenses, and thus maintain solvency, is dependent on equity market conditions, the ability to find a joint venture partner, the market for precious metals, and / or the willingness of other parties to lend the Company money. While the

Company has been successful at certain of these efforts in the past, there can be no assurance that current efforts will be successful.

Our auditors have made reference to the substantial doubt about our ability to continue as a going concern in their audit report on our financial statements.

In December 2000, the Company received $65,000 from two shareholders of the Company pursuant to terms of an unsecured promissory note. In January 2001, the note was converted into 406,250 common shares of the Company’s stock at $0.16 (USD$) per share.

In December 2000, two shareholders advanced the Company $200,000 pursuant to a private placement completed in January 2001. The terms of the private placement call for the issuance of an aggregate of 1,538,462 shares at US$0.13 per share. In addition, an aggregate of 1,656,250 Common Shares were reserved for issuance as warrants with a fixed price of US$0.16 per share. In April 2002, the two shareholders converted an aggregate of 1,520,836 warrants for common shares at US$0.16 per share netting $243,334 for the Company. The balance of 135,414 warrants expired as of January 20, 2003.

Year Ended December 31, 2002. During the year ended December 31, 2002, the Company used $277,000 in operating activities, primarily as a result of a $347,000 net loss during the year. Due to the conversion of warrants noted above and the exercise of options by Directors, the Company received $271,000 from financing activities. As a result of the foregoing, the Company’s cash balance decreased by $6,000, to $84,000, at December 31, 2002.

Year Ended December 31, 2001. During the year ended December 31, 2001, the Company used $295,000 in operating activities, primarily as a result of a $262,000 net loss during the year. Proceeds from the sale of fixed assets netted $21,000. In addition, $7,000 was expended for financing expenses related to interest and share issuance costs. As a result of the foregoing, the Company’s cash balance decreased by $281,000, to $90,000, at December 31, 2001.

Plan of Operations

Proposed Activities and Estimated Costs

The Company plans to develop the Project as an open pit mine and use a cyanide heap leach recovery process. This will include the construction of facilities capable of processing ore at a rate of up to 5.76 million tonnes (6.35 million tons) per year for a minimum of nine years, followed by heap detoxification and reclamation of the site.

The Company estimates that it will need approximately $44,000,000 in additional financing to put the Project into production; an anticipated $36,000,000 will be used for capital expenditures and $8,000,000 will be used as working capital. These estimates are based on certain assumptions contained in the Project Summary & Cash Flow Projections, which was prepared by the Company in January and February 2003. The Company believes that financing for the Project can be secured if gold prices remain firmly above $325 per ounce.

The Company estimates that total average operating costs will be $5.93 per tonne ($5.39 per ton) of ore processed, based on a stripping ratio of 3.5 to 1. The Company also estimates that average annual production rates of 110,000 ounces of gold and 1,466,000 ounces of silver can be maintained for eleven years at an average cash cost of $204 per ounce of gold after royalty payments and net of silver credits.

The Company is also pursuing the development of an aggregate construction business based on the location of the Project in southern California with close proximity to major highways and railway lines. The source of raw materials will be the finely crushed and rinsed residue or sand from the heap leach operation and rock from the waste rock dumps. It is important to note that both the sand and rock will be produced as byproducts from a mining operation. This will give the Project an economic advantage as an aggregate producer by comparison to producers that have to mine rock to produce aggregate.

At December 31, 2002, the Company had a deferred tax asset of $12,300,000, from which the Company has provided a 100% valuation allowance as management cannot determine that it is more likely than not that the Company will receive the benefit of the asset.

Critical Accounting Policies

There are no production, sales or inventory in the conventional sense for the Company’s development activities. The Company’s financial position will be dependent upon the extent to which it can develop its properties. Such development may take yeas to complete and the amount of resulting income, if any, is difficult to determine with any certainty. The sales value of any gold and silver produced will largely depend upon factors beyond the Company’s control such as the future market prices of gold and silver.

As the carrying value and amortization of the mineral properties and capital assets is, in part, related to the Company’s mineral reserves, the estimation of such reserves will have a significant impact on the Company’s financial position and results of operations.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) approved for issuance, Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”), “Accounting for Asset Retirement Obligations” in June 2001. SFAS No. 143 addresses the accounting for legal obligations associated with the retirement of tangible long-lived assets. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation shall be recognized in the period in which the obligation is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 with early adoption permitted.

Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”), provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

The FASB issued FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others”, in November 2002. FIN No. 45 addressed the accounting for and disclosure of guarantees. FIN No. 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN No. 45 issued or modified after December 31, 2002.

FIN No. 46, “Consolidation of Variable Interest Entities”, clarified the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN No. 46 are applicable no later than July 1, 2003.

The implementation of these new standards is not expected to have a material impact on the Company’s financial statements.

Item 7. Financial Statements.

The Consolidated Financial Statements of the Company and the notes thereto are attached to this report following the signature page and Certifications.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Items 9 – 12

Information with respect to Items 9 - 12 is set forth in the Proxy Statement to be filed with the Securities and

Exchange Commission on or before April 30, 2003 and is incorporated herein by reference.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing

3.1	Certificate of Incorporation, Articles of Incorporation, Memorandum, and all current amendments thereto of the registrant under the Company Act of British Columbia, as amended.	Incorporated by reference to Exhibit 3.1 to the Form 10-SB of the Company, filed with the SEC on November 21, 1996 and amendments thereto (the “Form 10-SB”)

10.1	Warrant Indenture dated May 23, 1996 between the registrant and Montreal Trust Company of Canada as trustee.	Incorporated by reference to Exhibit 10.1 to the Form 10-SB

10.2	Lease dated October 20, 1994 between the Subsidiary and William J. Warner with respect to certain property within the project area.	Incorporated by reference to Exhibit 10.5 to the Form 10-SB

10.3	Lease dated September 19, 1994 between the Subsidiary and Western Centennials, Inc., with respect to certain property within the project area.	Incorporated by reference to Exhibit 10.6 to the Form 10-SB

10.4
Stock option purchase agreement dated April 1, 1995 between the Subsidiary and Grace W. Meehl, Madge W. Wolff, Stephen G. Wegmann, Michael L. Wegmann, John G. Hodgson, Virginia L. Sigl, Patrick L. Wolff and George P. Wolff with respect to the acquisition by the Subsidiary of an option to purchase all of the outstanding shares of KWC.
Incorporated by reference to Exhibit 10.8 to the Form 10-SB

10.5	Purchase agreement dated March 29, 1996 between the Subsidiary and the Meehl Family Trust and others with respect to the acquisition by the Subsidiary of certain property within the project area.	Incorporated by reference to Exhibit 10.10 to the Form 10-SB

10.4
Mineral exploration agreement and option to lease or purchase dated January 25, 1996 between the Soledad-Mojave Mining Syndicate and the Subsidiary with respect to the potential acquisition by the Subsidiary of 129.5 hectares of fee land within the project area.
Incorporated by reference to Exhibit 10.11 to the Form 10-SB

10.5
Purchase agreement dated August 1, 1996 between the Subsidiary and Southwestern Refining Corporation with respect to the acquisition by the Subsidiary of certain property and mill tailings within the project area.
Incorporated by reference to Exhibit 10.12 to the Form 10-SB

10.6	Stock option plan of the registrant, as amended.	Incorporated by reference to Exhibit 10.13 to the Form 10-SB

10.7	Forms of debentures issued by the registrant to Landon T. Clay Charitable Lead Trust II and Landon T. Clay Charitable Lead Trust dated November 30, 1983.	Incorporated by reference to Exhibit 10.15 to the Form 10-SB

21.1	Subsidiaries of the Registrant.	Incorporated by reference to Exhibit 24.0 to the Form 10-SB

23.1	Consent of BDO Dunwoody, LLP	Filed herewith

99.1	Certification required pursuant to section 906 of the Sarbanes-Oxley Act.	Filed herewith

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the registrant during the fourth quarter of 2002.

Item 14. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated under such Act, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, management carried out an evaluation, under the supervision and with the participation of the management, including the President and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the President and principal accounting officer concluded that the Company’s disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2002.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN QUEEN MINING CO. LTD.

By:   /s/ H. Lutz Klingmann
       H. Lutz Klingmann
       President and Chief Executive Officer

       Date: April 11, 2003

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ H. Lutz Klingmann	President and Director	April 11, 2003
H. Lutz Klingmann

/s/ Keith Gainey	Principal Accounting Officer	April 14, 2003
Keith Gainey

/s/ Edward Thompson	Chairman of the Board and Director	April 7, 2003
Edward Thompson

/s/ Chester Shynkaryk	Secretary and Director	April 11, 2003
Chester Shynkaryk

/s/ Gordon Gutrath	Director	April 11, 2003
Gordon Gutrath

SECTION 302 CERTIFICATION

I, H. Lutz Klingmann, certify that:

1.	I have reviewed this annual report of December 31, 2002 of Golden Queen Mining Co. Ltd.

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ H. Lutz Klingmann
H. Lutz Klingmann, President

Dated: April 14, 2003

SECTION 302 CERTIFICATION

I, Keith Gainey, certify that:

1.	I have reviewed this annual report of December 31, 2002 of Golden Queen Mining Co. Ltd.

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Keith Gainey
Keith Gainey, Principal Accounting Officer

Dated: April 14, 2003

BDO Dunwoody LLP	600 Park Place
Chartered Accountants	666 Burrard Street
Vancouver, BC, Canada V6C 2X8
Telephone: (604) 688-5421
Telefax: (604) 688-5132
E-mail: vancouver@bdo.ca
www.bdo.ca

Report of Independent Accountants

To the Shareholders of
Golden Queen Mining Co. Ltd.
(a development stage company)
Vancouver, B.C.

We have audited the accompanying consolidated balance sheets of Golden Queen Mining Co. Ltd. (a development stage company), as of December 31, 2002 and 2001, and the consolidated statements of loss, changes in shareholders’ equity, and cash flows for the years then ended. We have also audited the statements of loss, changes in shareholders’ equity, and cash flows for the period from inception (November 21, 1985) through December 31, 2002, except that we did not audit these financial statements for the period from inception (November 21, 1985) through May 31, 1996; those statements were audited by other auditors whose report dated July 12, 1996, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. Our opinion, insofar as it relates to the amounts for the period from inception (November 21, 1985) through May 31, 1996, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Golden Queen Mining Co. Ltd., as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended and for the period from inception (November 21, 1985) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has had no revenues since inception, has a deficit accumulated during the development stage of $34,409,336, has been unable to successfully renegotiate payment schedules with all landowners, and has been unable to obtain the necessary financing to complete current development activities or exit the development stage. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP

Chartered Accountants
February 26, 2003
Vancouver, British Columbia

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Consolidated Balance Sheets
(U.S. dollars)

	December 31,	December 31,
	2002	2001

Assets (Note 1)

Current assets:
Cash and cash equivalents	$83,506	$89,653
Receivables	3,425	4,729
Prepaid expenses and other current assets	22,407	24,540

Total current assets	109,338	118,922

Property and equipment, net (Note 2)	276,772	291,011
Mineral properties (Notes 3, 4, 6 and 10)	682,687	682,687

	$1,068,797	$1,092,620

Liabilities and Shareholders’ Equity (Note 11)
Current liabilities:
Accounts payable	$43,179	$25,180
Royalty and mining rights payable (Note 11)	122,484	97,484
Accrued liabilities	20	12,037
Current maturities of long-term debt (Note 6)	5,480	5,010

Total current liabilities	171,163	139,711

Long-term debt, less current maturities (Note 6)	761,601	767,081

Total liabilities	932,764	906,792

Commitments and contingencies (Notes 4 and 10)

Shareholders’ equity:
Preferred shares, no par, 3,000,000 shares
authorized; no shares outstanding	-	-
Common shares, no par, 100,000,000 shares
authorized; 51,802,189 and 49,991,353 shares issued
and outstanding (Note 8)	34,523,913	34,243,345
Contributed surplus	21,456	-
Deficit accumulated during the development stage	(34,409,336)	(34,057,517)

Total shareholders’ equity	136,033	185,828

	$1,068,797	$1,092,620

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Consolidated Statements of Loss
(U.S. dollars)

			Cumulative
			Amounts From Date
			of Inception
			(November 21,
	Year Ended	Year Ended	1985) through
	December 31, 2002	December 31, 2001	December 31, 2002

General and administrative expense	$315,097	$363,809	$5,756,981
Interest expense	60,192	67,516	451,193
Interest income	(254)	(6,753)	(1,081,673)
Other (income) expense, net	(27,432)	(25,886)	8,381
Asset impairment loss	-	-	28,547,592
Abandoned mineral interests	-	-	277,251

Gain on settlement of debt (Note 11)	-	(136,627)	(136,627)

Net loss	$347,603	$262,059	$33,823,098

Net loss per share – basic and diluted	$0.01	$0.01

Weighted average shares outstanding	51,491,944	49,890,120

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Consolidated Statements of Changes in Shareholders’ Equity
(U.S. dollars)

From the Date of				Deficit
Inception				Accumulated
(November 21, 1985)				During the	Total
through	Common		Stock	Development	Shareholders’
December 31, 2002	Shares	Amount	Subscription	Stage	Equity

November 21, 1985
Issuance of common
shares for cash	1,425,001	$141,313	$-	$-	$141,313
Net loss for the year	-	-	-	(15,032)	(15,032)

Balance, May 31, 1986	1,425,001	141,313	-	(15,032)	126,281
Issuance of common
shares for cash	550,000	256,971	-	-	256,971
Issuance of common
shares for mineral
property	25,000	13,742	-	-	13,742
Net loss for the year	-	-	-	(58,907)	(58,907)

Balance, May 31, 1987	2,000,001	412,026	-	(73,939)	338,087
Issuance of common
shares for cash	1,858,748	1,753,413	-	-	1,753,413
Net income for the year	-	-	-	38,739	38,739

Balance, May 31, 1988	3,858,749	2,165,439	-	(35,200)	2,130,239
Issuance of common
shares for cash	1,328,750	1,814,133	-	-	1,814,133
Issuance of common
shares for mineral
property	100,000	227,819	-	-	227,819
Net loss for the year	-	-	-	(202,160)	(202,160)

Balance, May 31, 1989	5,287,499	4,207,391	-	(237,360)	3,970,031
Issuance of common
shares for cash	1,769,767	2,771,815	-	-	2,771,815
Issuance of common
shares for mineral
property	8,875	14,855	-	-	14,855
Net loss for the year	-	-	-	(115,966)	(115,966)

Balance, May 31, 1990	7,066,141	6,994,061	-	(353,326)	6,640,735
Net income for the year	-	-	-	28,706	28,706

Balance, May 31, 1991	7,066,141	6,994,061	-	(324,620)	6,669,441
Net loss for the year	-	-	-	(157,931)	(157,931)

Balance, May 31, 1992	7,066,141	6,994,061	-	(482,551)	6,511,510

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Consolidated Statements of Changes in Shareholders’ Equity
(U.S. dollars)

From the Date of				Deficit
Inception				Accumulated
(November 21, 1985)				During the	Total
through	Common		Stock	Development	Shareholders’
December 31, 2002	Shares	Amount	Subscription	Stage	Equity

Net loss for the year	-	-	-	(285,391)	(285,391)

Balance, May 31, 1993	7,066,141	6,994,061	-	(767,942)	6,226,119

Issuance of common
shares for cash	5,834,491	1,536,260	-	-	1,536,260
Share issue costs	-	-	-	(18,160)	(18,160)
Issuance of common
shares for mineral
property	128,493	23,795	-	-	23,795
Net loss for the year	-	-	-	(158,193)	(158,193)

Balance, May 31, 1994	13,029,125	8,554,116	-	(944,295)	7,609,821

Issuance of common
shares for cash	648,900	182,866	-	-	182,866
Net loss for the year	-	-	-	(219,576)	(219,576)

Balance, May 31, 1995	13,678,025	8,736,982	-	(1,163,871)	7,573,111

Issuance of common
shares for cash	2,349,160	2,023,268	-	-	2,023,268
Issuance of common
shares for debt	506,215	662,282	-	-	662,282
Issuance of 5,500,000
special warrants	-	9,453,437	-	-	9,453,437
Special warrants issue
cost	-	-	-	(100,726)	(100,726)
Net loss for the year	-	-	-	(426,380)	(426,380)

Balance, May 31, 1996	16,533,400	20,875,969	-	(1,690,977)	19,184,992

Issuance of common
shares for cash	18,000	10,060	-	-	10,060
Issuance of common
shares for special
warrants	5,500,000	-	-	-	-
Special warrants issue
cost	-	-	-	(123,806)	(123,806)
Net loss for the period	-	-	-	(348,948)	(348,948)

Balance, December 31,
1996	22,051,400	20,886,029	-	(2,163,731)	18,722,298

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Consolidated Statements of Changes in Shareholders’ Equity
(U.S. dollars)

From the Date of				Deficit
Inception				Accumulated
(November 21, 1985)				During the	Total
through	Common		Stock	Development	Shareholders’
December 31, 2002	Shares	Amount	Subscription	Stage	Equity

Issuance of common
shares for cash	157,000	157,050	-	-	157,050
Issuance of 3,500,000
special warrants	-	5,287,315	-	-	5,287,315
Issuance of common
shares for special
warrants	3,500,000	-	-	-	-
Options to non-
employee directors	-	70,200	-	-	70,200
Special warrants issue
cost	-	-	-	(163,313)	(163,313)
Net loss for the year	-	-	-	(1,047,869)	(1,047,869)

Balance, December 31,
1997	25,708,400	26,400,594	-	(3,374,913)	23,025,681

Issuance of common
shares upon exercise
of warrants	1,834,300	857,283	-	-	857,283
Issuance of common
shares through
conversion of debt	2,017,941	1,000,000	-	-	1,000,000
Share issuance cost	-	-	-	(6,060)	(6,060)
Issuance of common
shares for cash	5,236,000	2,439,753	-	-	2,439,753
Options and re-priced
options to non-
employee directors	-	107,444	-	-	107,444
Net loss for the year	-	-	-	(971,595)	(971,595)

Balance, December 31,
1998	34,796,641	30,805,074	-	(4,352,568)	26,452,506

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Consolidated Statements of Changes in Shareholders’ Equity
(U.S. dollars)

From the Date of Inception (November 21, 1985) through December 31, 2002	Common Shares		Amount		Stock Subscription		Contributed Surplus		Deficit Accumulated During the Development Stage		Total Shareholders' Equity
Issuance of 13,250,000 special warrants	-		3,350,915		-		-		-		3,350,915
Special warrants issue cost					-		-		(166,620)		(166,620)
Issuance of common shares for special warrants	13,250,000				-		-		-		-
Net loss for the year					-		-		(564,657)		(564,657)
Balance, December 31, 1999	48,046,641		34,155,989		-		-		(5,083,845)		29,072,144
Cumulative effect of change in accounting for stock options			(177,644)		-		-		-		(177,644)
Stock subscription	-				200,000		-		-		200,000
Net loss for the year					-		-		(28,708,276)		(28,708,276)
Balance, December 31, 2000	48,046,641		33,978,345		200,000		-		(33,792,121)		386,224
Issuance of common shares through conversion of debt	406,250		65,000		-		-		-		65,000
Issuance of common shares for conversion of stock subscription	1,538,462		200,000		(200,000)		-		-		-
Share issuance cost	-		-		-		-		(3,337)		(3,337)
Net loss for the year					-		-		(262,059)		(262,059)
Balance, December 31, 2001	49,991,353		34,243,345		-		-		(34,057,517)		185,828
Issuance of common shares through exercise of options	290,000		37,234		-		-		-		37,234
Issuance of common shares through exercise of warrants	1,520,836		243,334		-		-		-		243,334
Stock option compensation (Note 9)	-		-		-		21,456		-		21,456
Share issuance costs	-		-		-		-		(4,216)		(4,216)
Net loss for the year	-		-		-		-		(347,603)		(347,603)
Balance, December 31, 2002	51,802,189	$	34,523,913	$	-	$	21,456	$	(34,409,336)	$	136,033

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Consolidated Statements of Cash Flows
(U.S. dollars)

			Cumulative Amounts
			From Date of
	Year Ended	Year Ended	Inception (November
	December 31,	December 31,	21, 1985) through
	2002	2001	December 31, 2002

Operating activities
Net loss	$(347,603)	$(262,059)	$(33,823,098)
Adjustments to reconcile net
loss to cash used in operating
activities:
Asset impairment loss	-	-	28,547,592
Abandoned mineral interests	-	-	277,251
Amortization and depreciation	14,239	16,488	390,945
Gain on disposition of
property and equipment	-	(11,186)	(10,032)
Stock option compensation
(Note 9)	21,456	-	21,456
Changes in assets and liabilities:
Receivables	1,304	(2,870)	(3,425)
Prepaid expenses and other
current assets	2,133	8,945	(109,317)
Accounts payable and accrued
liabilities	30,982	(43,871)	165,683

Cash used in operating activities	(277,489)	(294,553)	(4,542,945)

Investment activities:
Deferred exploration and
development expenditures	-	-	(22,395,449)
Purchase of mineral properties	-	-	(5,268,409)
Deposits on mineral properties	-	-	(1,017,551)
Purchase of property and
Equipment	-	-	(1,313,838)
Proceeds from sale of property
and equipment	-	21,000	47,153

Cash provided by (used in)
investment activities	-	21,000	(29,948,094)

Financing activities:
Borrowing under long-term debt	-	-	3,766,502
Payment of long-term debt	(5,010)	(4,580)	(1,187,139)
Issuance of convertible debt	-	-	65,000
Stock subscriptions	-	-	200,000

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Consolidated Statements of Cash Flows
(U.S. dollars)

			Cumulative Amounts
			From Date of
	Year Ended	Year Ended	Inception (November
	December 31,	December 31,	21, 1985) through
	2002	2001	December 31, 2002

Issuance of common shares for cash	280,568	-	13,367,470
Share issuance costs	(4,216)	(3,337)	(586,238)
Issuance of special warrants	-	-	18,091,667
Issuance of common shares upon
exercise of warrants	-	-	857,283

Cash provided by (used in )
financing activities	271,342	(7,917)	34,574,545

Net change in cash and cash
equivalents	(6,147)	(281,470)	83,506

Cash and cash equivalents,
beginning balance	89,653	371,123	-

Cash and cash equivalents,
ending balance	$83,506	$89,653	$83,506

Supplemental disclosures of cash
flow information:

Cash paid during period for:
Interest	$60,186	$50,615	$905,860
Income taxes	$-	$-	$-

Non-cash financing and
investing activities:
Stock option compensation (Note 9)	$21,456	$-	$21,456
Exchange of notes for common
shares	$-	$65,000	$1,727,282
Exchange of stock subscription for
common shares	$-	$200,000	$200,000
Exchange of note for future
royalty payments	$-	$-	$150,000
Common shares issued for mineral
property	$-	$-	$280,211
Mineral property acquired
through the issuance of long-
term debt	$-	$-	$1,084,833

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD
(a development stage company)
Summary of Accounting Policies

Nature of Business and Principles of Consolidation. Golden Queen Mining Co. Ltd. (“Golden Queen” or the “Company”) is engaged in acquiring and maintaining gold mining properties for exploration, future development and production. The Company was formed on November 21, 1985. Since its inception, the Company has been in the development stage. Planned activities involve bringing to operation a precious metals mine located in Kern County, California. These consolidated financial statements include the accounts of Golden Queen, a British Columbia corporation, and its wholly-owned subsidiary, Golden Queen Mining Company, Inc. (the “Subsidiary”), a United States (State of California) corporation.

The underlying value of the Company’s mineral properties and related deferred exploration and development expenditures is dependent on the existence and economic recovery of ore reserves, confirmation of the Company’s interest in the underlying mineral claims, the ability to obtain necessary financing to complete the development, and future profitable production or proceeds from the disposition thereof.

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

Property and Equipment. Property and equipment are stated at the lower of cost or net realizable value. Depreciation is provided by the straight-line method over the estimated service lives of the respective assets, which range from 5 to 29 ½ years.

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

Valuation of Long-lived Assets. Statement of Financial Accounting Standards ("SFAS") No. 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated undiscounted future cash flows attributable to such assets. It requires that those long-lived assets to be disposed of by sale are to be measured at the lower of carrying amount or fair value less cost of sale whether reported in continuing operations or in discontinued operations. The statement is applied prospectively.

In accordance with the provisions of SFAS No. 144, management of the Company reviews the carrying value of its mineral properties on a regular basis. Estimated undiscounted future cash flow from the mineral properties is compared with the current carrying value in order to determine if an impairment exists. Reductions to the carrying value, if necessary, are recorded to the extent the net book value of the property exceeds the estimate of future discounted cash flow or liquidation value.

Foreign Currency Translation. Golden Queen has adopted the United States dollar as its reporting currency for its financial statements prepared after May 21, 1996 as the United States dollar is the currency of the primary economic environment in which Golden Queen and the Subsidiary conduct business and is considered the appropriate functional currency for the Company’s operations. Balances held in Canadian dollars are re-measured into the functional currency in accordance with SFAS No. 52, “Foreign Currency Translation,” (“SFAS 52”). Assets and liabilities in foreign currencies are generally translated into dollars at the rates ruling at the balance sheet date. Revenues and expenses are translated at average rates for the year. Where amounts denominated in a foreign currency are converted into dollars by remittance or repayment, the realized exchange differences are included in other income. The exchange rates prevailing at December 31, 2002 and December 31, 2001 were $1.58 and $1.59, respectively stated in Canadian dollars per one U.S. dollar. The average rates of exchange during both years ended December 31, 2002 and December 31, 2001 were $1.57 and $1.55 respectively.

GOLDEN QUEEN MINING CO. LTD
(a development stage company)
Summary of Accounting Policies

Net Loss Per Share. The Company computes and discloses earnings and loss per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”), which requires dual presentation of basic earnings per share and diluted earnings per share on the face of all income statements presented for all entities with complete capital structures. Basic earnings per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debt. Since the Company’s convertible debt, stock options and warrants are antidilutive for all periods presented, only basic earnings per share is presented. A total of 1,090,000 and 2,565,836 common shares were issuable pursuant to such stock options and warrants at December 31, 2002 and 2001 respectively.

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

Stock Based Compensation. The Company has adopted SFAS No. 123, “Accounting for Stock-Based Compensation” and has elected to continue to measure compensation cost for employees under Accounting Principles Board (“APB”) Opinion No. 25, including interpretations provided in Interpretation (“FIN”) No. 44. Generally, under APB No. 25 compensation expense is recognized for the difference between the market price of the underlying common stock and the exercise price of the stock options. Effective from the date of the modification, the Company regularly remeasures compensation expense for the options where there has been a substantive change or modification to such options.

SFAS No. 123 requires the Company to provide pro-forma information regarding net income as if compensation cost for the stock options granted to the Company’s employees had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The value of stock options granted to non-employees is recognized in these financial statements as compensation expense under SFAS No. 123 using the Black-Scholes option pricing model.

The Company does not plan to adopt the fair value method of accounting for stock-based compensation awarded to employees. Consequently, related pro-forma information as required by SFAS No. 123 (see Note 9 for further information) has been disclosed in accordance with SFAS No. 148 as follows:

GOLDEN QUEEN MINING CO. LTD
(a development stage company)
Summary of Accounting Policies

	Years Ended
	December 31
	2002	2001

Net loss, as reported	$(347,603)	$(262,059)
Add: Stock-based compensation
expense included in reported net loss	-	-
Deduct: Total stock-based compensation
expense determined under fair-value
based method for all awards	$(85,819)	$(54,879)

Pro-forma net loss	$(433,422)	$(316,938)

Loss per share:
Basic and diluted – as reported	$(0.01)	$(0.01)

Basic and diluted – pro-forma	$(0.01)	$(0.01)

Gain on Settlement of Debt. During 2002, the Company early adopted Financial Accounting Standards Board Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13 and Technical Corrections (“SFAS No. 145”). SFAS No. 145 requires any gain or loss on early extinguishment of debt to be included in income from continuing operations instead of being classified as an extraordinary item. Any gain or loss on extinguishment of debts from the period prior to adoption must be reclassified into income (loss) from continuing operations. Accordingly, the Company has reclassified a gain of $136,627 in 2001 into continuing operations.

New Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board approved for issuance, Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”), “Accounting for Asset Retirement Obligations”, which addresses the accounting for legal obligations associated with the retirement of tangible long lived assets. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation shall be recognized in the period in which the obligation is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted.

Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which addressed the accounting for and disclosure of guarantees. Interpretation 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of Interpretation 45 issued or modified after December 31, 2002.

FIN 46, “Consolidation of Variable Interest Entities”, clarified the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003.

The implementation of these new standards is not expected to have a material effect on the Company’s financial statements.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements

1. Financial Condition and Ability to Continue as a Going Concern.

The Company has had no revenues from operations since inception, has a deficit accumulated during the development stage of $34,409,336, has been unable to successfully renegotiate payment schedules with all landowners, and has been unable to obtain the necessary financing to complete current development activities or exit the development stage. These conditions continue to raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to control current costs and continue with its efforts to obtain equity based financing to sustain care and maintenance and provide sufficient cash to fund Company activities over the next 12 months. In addition, management plans to secure debt, equity, or joint venture financing to fund construction of the operating facility at the Soledad Property (“Soledad”) .

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

2. Property and Equipment.

Property and equipment consists of:

	December 31, 2002	December 31, 2001

Building	$26,360	$26,360

Furniture and fixtures	56,090	56,090

Equipment	170,027	170,027

Automobiles	21,401	21,401

Rental properties	313,635	313,635

Property and equipment, gross	587,513	587,513

Less accumulated depreciation	310,741	296,502

Property and equipment, net	$276,772	$291,011

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements

3. Mineral Properties.

The Company has capitalized the amounts which have been paid to acquire property rights and for professional services rendered in the exploration, drilling, sampling, engineering and other related technical, managerial and professional services toward the evaluation and development of certain mining claims known Soledad, Mojave Mining District, Kern County, California. The Company’s investment in mineral properties consisted of the following:

	December 31, 2002	December 31, 2001

Deferred exploration and development expenditures	$21,015,506	$21,015,506

Properties	4,113,738	4,113,738

Advance minimum royalty	2,387,574	2,387,574

Asset impairment loss	(26,834,131)	(26,834,131)

Total	$682,687	$682,687

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

The Company anticipated its inability to make the extension payment scheduled for July 1, 2001, and on August 10, 2001, signed a second amendment to the original stock purchase agreement. This amendment suspends all terms and obligations of the Company as set forth in the original agreement and the first amendment. Further, the amendment requires the Company to recognize a liability of $35,000, on or before July 1, 2001, and on each successive anniversary date for up to five years. To extend the termination date of the agreement, $10,000 of the liability is to be paid in cash, and the balance of $25,000 is to be accrued, without interest, payment of which is deferred until the final stock purchase payment is made. On July 11, 2001, the Company made the required transfer of $10,000, accrued a liability of $25,000, and extended the termination date of the agreement to July 1, 2002. On July 2, 2002, the Company made the required transfer of $10,000, accrued a liability of $25,000, and extended the termination date of the agreement to July 1, 2003.

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

5.  Income Taxes.

At December 31, 2002 and December 31, 2001, the Company had future tax assets of approximately $ 12,320,000 and $12,250,000, respectively, principally arising from net operating loss carry-forwards for income tax purposes offset by development costs expended for income tax purposes but capitalized for financial reporting purposes. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the future tax asset has been established at both December 31, 2002 and December 31, 2001.

As at December 31, 2002, the Company had net operating loss carry-forwards available to reduce taxable income in future years as follows:

Country	Amount	Expiration Dates

United States - Federal	$20,890,000	2003 - 2022

United States - AMT	$16,450,000	2003 - 2022

Canada	$1,512,000	2003 - 2009

These financial statements do not reflect the potential effect on future income taxes of the application of these losses.

Major items causing the Corporation’s affective tax rate to differ from the statutory rate are as follows:

	December 31, 2002		December 31, 2001

Income benefit at statutory rate	$(139,041)	(40)%	$(104,825)	(40)%
Foreign income taxes at other
than the US statutory rate	3,193	2%	-	-%
Effect of expiry of tax loss	52,672	40%	-	-%
Non-deductible expense	13,546	40%	-	-%
Change in valuation allowance	(69,630)	40	104,825	40

Total	$-	-%	$-	-%

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements

6. Long-Term Debt.

Long-term debt consists of the following:

	December 31, 2002	December 31, 2001

Note due to a corporation, payable in monthly
installments of $9,275, including interest at prime
plus 2% estimated to mature in July 2013 and
collateralized by mineral property. *	$745,548	$745,548

Note due an individual, payable in monthly
installments of $600 including interest at 9%,
maturing June 2006, collateralized by mineral
property.	21,533	26,543

Total long-term debt	767,081	772,091
Current maturities	5,480	5,010

Long-term debt, less current maturities	$761,601	$767,081

*
In June of 2000, an agreement effective September 30, 2000 was signed by the note holder which allowed for the deferment of principal and interest payments on the note in exchange for monthly payments of $4,000 over a period of three years or until the Company obtains production financing, whichever is sooner. These payments are reflected under interest expense in the financial statements and discussed in Note 11 below. The following schedule shows the maturity of the debts under the new agreement:

Year ending December 31,	Amount

2003	$5,480
2004	32,947
2005	36,778
2006	37,392
2007	37,992
Thereafter	616,492

$767,081

7. Convertible Debt.

In December 2000, the Company received $65,000 from two shareholders of the Company pursuant to terms of an unsecured promissory note. In January 2001, the note was converted into 406,250 common shares, at a per share rate of $0.16.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements

8. Common Shares.

In April 2002, two shareholders exercised an aggregate of 1,520,836 warrants for common shares at US$0.16 per share for proceeds of $243,334. A balance of 135,414 warrants expired as of January 20, 2003.

In December 2000, two shareholders advanced the Company $200,000 pursuant to a private placement to be completed in January 2001. In January 2001 the private placement was completed with the issuance of an aggregate of 1,538,462 shares at $0.13 per share. In addition, an aggregate of 1,656,250 Common Shares were reserved for issuance as warrants with a fixed price of US$0.16 per share.

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

Subsequent to December 31, 2002, 75,000 stock options were exercised for proceeds of $37,500.

9. Stock Option Plan.

Under its amended 1996 stock option plan, the Company may grant options to purchase up to 3,300,000 shares of common stock to officers, directors and employees. The exercise price for all stock options is the closing price of the Company’s common shares in Canadian dollars as traded on the Toronto Stock Exchange on the date of grant. Options issued to directors vest immediately. For all other options, the right to exercise vests over a two year period in equal increments on the date of grant and on each of the first two anniversaries of such date. All stock options issued and outstanding as of December 31, 2002 expire at a date determined by the Company’s Board of Directors, not exceeding five years from the date of grant, or after 39 months from the date of grant if not specified.

On March 9, 2002, stock options to purchase up to a total of 375,000 shares were granted to four directors . The options are exercisable at the price of C$0.50 per share and expire on May 9, 2007.

On December 4, 2001, stock options to purchase up to a total of 180,000 shares were granted to two directors. The options are exercisable at the price of C$0.13 per share and expire on December 4, 2006.

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

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements

The following is a summary of stock option activity during the years ended December 31, 2002 and 2001:

	Year Ended		Year Ended
	December 31, 2002		December 31, 2001
	Shares	Price Range	Shares	Price Range

Options outstanding, beginning of year	1,045,000	C$0.13-1.00	1,145,000	C$0,23-1.00
Options granted	375,000	C$0.50	395,000	C$0.13-0.25
Options exercised	(290,000)	C$0.13-0.25	-	-
Options expired / cancelled	(40,000)	C$1.00	(495,000)	C$0.28-1.00

Options outstanding, end of year	1,090,000	C$0.13-0.50	1,045,000	C$0.13-1.00

Options exercisable	1,073,333	C$0.13-0.50	1,011,667	C$0.13-1.00

The following table summarizes information about stock options outstanding at December 31, 2002:

		Options Outstanding		Options Exercisable
		Weighted-	Weighted-		Weighted-
	Number	Average	Average	Number	Average
	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
Range of Prices		(Years)

C$0.50	775,000	5.0	C$0.50	775,000	C$0.50
C$0.25	65,000	5.0	C$0.25	65,000	C$0.25
C$0.23	110,000	5.0	C$0.23	110,000	C$0.23
C$0.20	50,000	3.25	C$0.20	33,333	C$0.20
C$0.13	90,000	5.0	C$0.13	90,000	C$0.13

C$0.13 - $0.50	1,090,000	4.92	C$0.41	1,073,333	C$0.42

The Company accounts for stock-based compensation plans by applying APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB Opinion No. 25, because the exercise price of the Company’s employee stock options approximates the market price of the underlying stock at the date of grant, no compensation cost is recognized. The weighted average market value at date of grant for options granted to employees in 2002 and 2001 was C$0.27 and C$0.18 per option respectively.

SFAS Statement No. 123, Accounting for Stock-Based Compensation” (“SFAS 123”), requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002 and 2001, respectively: no dividend yield and expected option life of 5 years for each year; expected volatility of 199% and 100%; and risk-free interest rates of 6.0% and 5.0%.

Based on the above assumptions, the fair value of options issued during 2002 and 2001 was $107,534 and $54,879 respectively. During 2002, the Company, using the Black-Scholes option-pricing model with the above-noted assumptions estimated the fair value of stock options granted for non-directors services and $21,456 (2001 - $Nil) has been recognized as compensation expenses for non-director services.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements

10. Commitments and Contingencies.

The Company’s investment in mineral properties includes an exclusive lease to explore, develop and mine the Soledad site. The lease is for a minimum twenty year period, continuing on as long as the property remains in production subject to processing a minimum of 12,000 tons of ore per year. The lease is also subject to production royalties of 3% to 7.5% of net smelter returns depending on the quality of ore eventually extracted. All advance minimum royalties paid, formerly amounting to $100,000 per year, are applied against any future production royalties. The Company has agreed to issue 100,000 common shares upon commencement of commercial production in connection with certain property acquisitions.

The Company has entered into various exploration right, lease option and property acquisition agreements on the above claims. In 2001, the lease agreement was successfully renegotiated to include a three year moratorium of payments. The Company ceased making payments to landowners, according to the terms of the various agreements, in October 2000 and has since been in the process of negotiating moratorium agreements with its landowners. The Company is technically in default on the agreements, which have not been paid or re-negotiated. While the Company has successfully negotiated moratorium agreements with these landowners in the past and has reached new agreements with many of the landowners, there can be no assurance that the remaining agreements will be successfully renegotiated in the future.

All are subject to a sliding scale royalty on net smelter returns beginning at 3%.

On September 19, 1994, the Company entered into a mining lease agreement granting exclusive exploration and development rights on property adjacent to claims previously described. The term of the agreement is for 20 years and consideration included a cash payment of $30,000 and annual minimum lease payments of $10,000. In 2001, this lease was successfully renegotiated to include a three year moratorium of payments.

On December 30, 1994, the Company signed an amendment to a September 25, 1989 agreement of purchase for certain leasehold interests and unpatented claims. Under the terms of the amendment, the outstanding balance on the $150,000 note was cancelled and a production royalty was granted on all products produced from the property up to a maximum payment of $300,000 plus simple interest. The outstanding balance on the cancelled note was credited to mineral properties.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements

11. Gain on Settlement of Debt.

In the third quarter of 2001, the Company recorded a gain of $136,627 on the recovery of royalties previously expensed. The gain included $67,516 of interest only payments made to extend land agreements. During 2001, the Company accrued liabilities for royalty payments and land payments payable to landowners involved in the moratorium negotiation process. As agreements were secured, related expenses and liabilities were adjusted to reflect the actual expenses, and liabilities of amended agreements, in accordance with the troubled debt restructuring provisions of SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructuring”. The balances due and payable to landowners still involved in the negotiation process will continue to be accrued until such time as an agreement is reached.

12. Related Party Transactions.

Jerrold W. Schramm, a director of Golden Queen until January 22, 2001, is a partner of the law firm of Lawson Lundell Lawson & McIntosh, counsel to the Company. During the year ended December 31, 2002 and 2001, the Company paid Lawson Lundell Lawson & McIntosh C$36,576 and C$42,798 respectively for services rendered. No members of the firm of Lawson Lundell Lawson & McIntosh other than Mr. Schramm owned any shares of common stock of the Company, or rights or options to purchase such stock at December 31, 2002.

For the year ended December 31, 2002, $14,647 (2001 - $10,653) was paid to Mr. Edward Thompson for his services as President of the Company. In 2001, $3,874 (2002 - $Nil) was paid to Mr. Chester Shynkaryk, a director, for his efforts in dealing with landowners regarding moratorium agreements. No other compensation was paid or given during the year for services rendered by the directors in such capacity, and no additional amounts were payable at year-end under any standard arrangements for committee participation or special assignments.

The above noted transactions were in the normal course of operations, and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

[The balance of this page has been left blank intentionally.]

BDO Dunwoody LLP	600 Park Place
Chartered Accountants	666 Burrard Street
Vancouver, BC, Canada V6C 2X8
Telephone: (604) 688-5421
Telefax: (604) 688-5132
E-mail: vancouver@bdo.ca
www.bdo.ca

Consent of Independent Accountants

Golden Queen Mining Co. Ltd.
Vancouver, Canada

We hereby consent to the incorporation by reference in the Registration Statement Form S-8 (No. 333-102112) of Golden Queen Mining Co. Ltd., of our report dated February 26, 2003 relating to the consolidated financial statements of Golden Queen Mining Co. Ltd., which appears in this Form 10-KSB. Our report contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.

/s/ BDO Dunwoody LLP

Chartered Accountants

Vancouver, Canada
April 14, 2003

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Golden Queen Mining Co. Ltd. (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 14, 2003	/s/ H. Lutz Klingmann
H. Lutz Klingmann
President

Dated: April 14, 2003	/s/ Keith Gainey
Keith Gainey
Principal Accounting Officer