Form 10QSB
period 2003-03-31
GOLDEN QUEEN MINING CO LTD
filed 2003-05-15
CIK 1025362

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

0-21777
(Commission File Number)

GOLDEN QUEEN MINING CO. LTD.
(Exact name of small business issuer as specified in its charter)

Province of British Columbia	Not Applicable
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

11847 Gempen Street Mojave, California 93501
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (661) 824-1054

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under section 12(g) of the Exchange Act: Common Shares without par value. The Common Shares are listed on the Toronto Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the issuer’s common stock at April 28, 2003 was 51,902,186.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

GOLDEN QUEEN MINING CO. LTD.
QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY
PERIOD ENDED MARCH 31, 2003

PART I

Pursuant to the provisions of Rule 13a-13(c) of the Rules and Regulations to the Securities Exchange Act of 1934, Part I of this Form 10-QSB need not be filed.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the financial quarter ended March 31, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

99.1. Certification required pursuant to section 906 of the Sarbanes-Oxley Act.

Form 8-K Reports. The Company filed no reports on Form 8-K during the first quarter of 2003.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Queen Mining Co. Ltd.

Dated: May 15, 2003	By: /s/ H. Lutz Klingmann

H. Lutz Klingmann
President

SECTION 302 CERTIFICATION

I, H. Lutz Klingmann, certify that:

1.	I have reviewed this quarterly report of March 31, 2003 of Golden Queen Mining Co. Ltd.

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

By: /s/ H. Lutz Klingmann

H. Lutz Klingmann, President

Dated: May 15, 2003

SECTION 302 CERTIFICATION

I, Keith Gainey, certify that:

1.	I have reviewed this quarterly report of March 31, 2003 of Golden Queen Mining Co. Ltd.

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

Dated: May 15, 2003

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Golden Queen Mining Co. Ltd. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 15, 2003	/s/ H. Lutz Klingmann

H. Lutz Klingmann
President

Dated: May 15, 2003	/s/ Keith Gainey

Keith Gainey
Principal Accounting Officer