Form 10QSB
period 2003-06-30
GOLDEN QUEEN MINING CO LTD
filed 2003-08-14
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________

GOLDEN QUEEN MINING CO. LTD.
(Exact name of registrant as specified in its charter)

Province of British Columbia	0-21777	Not Applicable
(State or other jurisdiction	(Commission File Number)	(IRS Employer ID No.)
of incorporation)

11847 Gempen Street
Mojave, California 93501
(Address of principal executive offices)

Registrant’s telephone number, including area code: (661) 824-1054

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, without par value

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of outstanding shares of the issuer’s common stock at July 30, 2003 was 51,902,186 shares.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

GOLDEN QUEEN MINING CO. LTD.
QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY
PERIOD ENDED JUNE 30, 2003

i

PART I

Item 1. Financial Statements

In accordance with the Securities and Exchange Commission’s “Exchange Act Rule 240. 13a-13-c”, and having met all of the conditions set forth therein, Golden Queen Mining Company is excluded from the provisions which require Part I filing of the quarterly financial statements.

The Company has been in the exploration and development stage of its business and has had no reported revenues from operations since inception.

Item 2. Management’s Discussion and Analysis or Plan of Operations

In accordance with the Securities and Exchange Commission’s “Exchange Act Rule 240.13a-13-c”, and having met all of the conditions set forth therein, Golden Queen Mining Company is excluded from the provisions which require Part I filing of management’s discussion and analysis or plan of operations.

Item 3. Controls and Procedures

In accordance with the Securities and Exchange Commission’s “Exchange Act Rule 240.13a-13-c”, and having met all of the conditions set forth therein, Golden Queen Mining Company is excluded from the provisions which require Part I filing of management’s discussion and analysis or plan of operations.

PART II

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual General and Extraordinary Meeting of the holders of Common Shares of the Company held on June 10, 2003, the shareholders voted on the following matters:

1.	Election of Directors. The following nominees were elected as directors to serve until the next annual general meeting of the shareholders:

H. Lutz Klingmann
For: 20,331,823
Against or Withheld: 3,972
Brokers’ Abstention of Non-Votes: N/A

Edward G. Thompson
For: 20,335,795
Against or Withheld: N/A
Brokers’ Abstention of Non-Votes: N/A

Gordon Gutrath
For: 20,335,795
Against or Withheld: N/A
Brokers’ Abstention of Non-Votes: N/A

Chester Shynkaryk
For: 20,335,795
Against or Withheld: N/A
Brokers’ Abstention of Non-Votes: N/A

2.	Appointment of Auditors. The shareholders approved the reappointment of BDO Dunwoody as auditor of the Company until the next annual general shareholder meeting.

For: 20,335,795
Against or Withheld: N/A
Brokers’ Abstention of Non-Votes: N/A

3.	Remuneration of Auditors. The shareholders authorized the directors to fix the remuneration to be paid the auditors.

For: 20,335,795
Against or Withheld: N/A
Brokers’ Abstention of Non-Votes: N/A

Item 6. Exhibits and Reports on Form 8-K.

Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications

Form 8-K Reports. The Company filed no reports on Form 8-K during the second quarter of 2003.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2003

Golden Queen Mining Co. Ltd.

By:	/s/ H. Lutz Klingmann

H. Lutz Klingmann, its
President and CEO