Form 10QSB
period 2003-09-30
GOLDEN QUEEN MINING CO LTD
filed 2003-11-13
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURUSANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

The number of outstanding shares of the issuer’s common stock at September 30, 2003 was 51,902,186 shares.

Transitional Small Business Disclosure Format: Yes ☐   No ☒

GOLDEN QUEEN MINING CO. LTD.
QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY
PERIOD ENDED SEPTEMBER 30, 2003

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

Item 3. Controls and Procedures

In accordance with the Securities and Exchange Commission’s “Exchange Act Rule 240.13a-13-c”, and having met all of the conditions set forth therein, Golden Queen Mining Company is excluded from the provisions which require Part I filing of controls and procedures.

[The balance of this page has been intentionally left blank]

PART II

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the third quarter of 2003.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications

Form 8-K Reports. The Company filed no reports on Form 8-K during the third quarter of 2003.

[The balance of this page has been intentionally left blank.]

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Queen Mining Co. Ltd.

November 12, 2003	By:	/s/ H. Lutz Klingmann

H. Lutz Klingmann
President and CEO