Form 10KSB
period 2003-12-31
GOLDEN QUEEN MINING CO LTD
filed 2004-04-20
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

0-21777
(Commission File Number)

GOLDEN QUEEN MINING CO. LTD.
(Name of small business issuer in its charter)

British Columbia, Canada	84-1067416
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

6411 Imperial Avenue, Vancouver, British Columbia, Canada	V7W 2J5
(Address of principal executive offices)	(Zip Code)

(604) 921-7570
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under section 12(g) of the Exchange Act: Common shares without par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year: $13,795

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): Approximately $21,777,145 as at April 19, 2004.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 59,967,186 common shares as at April 19, 2004.

Transitional Small Business Disclosure Format.   Yes ☐        No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the 2004 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-KSB, which definitive proxy statement is to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2003. If the definitive proxy statement is not filed within the 120 day period, the issuer will instead file an amendment to this Form 10-KSB disclosing the omitted items under Part III.

Form 10-KSB
Table of Contents

PART I

Item 1. Description of Business.

Glossary

Certain terms used in this report are described below.

Advance minimum royalty. Cash royalty payments made in advance of production to hold a mining lease. Advance minimum royalties are usually but not always credited against production royalties.

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

Grade. A term used to assign value to resources and reserves, such as troy ounces and troy ounces per ton (oz and oz/ton) or gram per tonne (g/t). Grades are reported both in Imperial and SI units in this Form 10-KSB.

Heap leaching. A gold extraction process involving the percolation of cyanide solution through crushed ore heaped on an impervious pad or base.

Kriging. A geostatistical method used to determine ore reserve grades.

Mineable Ore Reserve. Refers to reserves that are proven and probable.

Mineral deposit. A mineral deposit is a mineralized body, which has been intersected by a sufficient number of closely-spaced drill holes or by underground workings to support a quantity with an average grade(s) of metal(s) to warrant further exploration or development activities. A mineral deposit is sometimes also referred to as mineralized material or as mineralized material inventory. A mineral deposit does not qualify as a commercially mineable ore body (reserves) under standards promulgated by the Securities and Exchange Commission until a final, comprehensive economic, technical and legal feasibility study based upon test results has been concluded.

Ore. A natural aggregate of one or more minerals which, at a specified time and place, may be mined and sold at a profit or from which some part may be profitably separated.

Reserves. That part of a mineral deposit, which could be economically and legally mined at the time of determination. Reserves are subcategorized as either proven (measured) reserves, for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, and grade and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content are well-established; or probable (indicated) reserves, for which the quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, yet the sites for inspection, sampling and measurement are farther apart.

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

Stripping ratio. The quantity of waste rock in tons removed to allow the mining of one ton of ore in an open pit.

Volcanics. Rock composed of clasts or pieces that are of volcanic composition.

General Development of Business

Golden Queen Mining Co. Ltd., (the Company) was incorporated under the laws of the Province of British Columbia in November 1985 and is engaged in the development of its mineral properties (the “Property”) located in the Mojave Mining District, Kern County, California. The Company acquired its initial interest in the Property in 1986 and has since acquired additional property interests in the area. Work on its Soledad Mountain project (the “Project”) is done by Golden Queen Mining Company, Inc., a California corporation and the wholly-owned subsidiary (the “Subsidiary”) of the Company.

The Company explored for gold and silver on the Property and did extensive engineering work on the Project between 1988 and 1999. M3 Engineering and Technology Corp. (M3), Tucson completed a feasibility study for the Project in 1998 with gold and silver prices of $350/oz and $5.00/oz respectively. The mineable ore reserve, prepared as part of the feasibility study, was 48.6million tonnes (53.6million tons) with average grades of 0.86 g/t gold (0.025 oz/ton) and 12.7 g/t silver (0.371 oz/ton). The Company did additional drilling and underground sampling to confirm results and to expand the reserves and resources in 1998 and 1999. The feasibility study was revised in-house in 2000.

The most recent mineral resource estimate for the deposit, done in 2000, is 122.2million tonnes (134.7million tons) with average grades of 0.669 g/t gold (0.020 oz/ton) and 12.213 g/t silver (0.356 oz/ton). The mineable ore reserve, also done in 2000, is 57.3million tonnes (63.3million tons) with average grades of 0.83 g/t gold (0.024 oz/ton) and 13.5 g/t silver (0.030 oz/ton) and this was calculated with gold and silver prices of $300/oz and $5.50/oz respectively. This mineable ore reserve is estimated to contain 1,529,000 oz gold and 24,870,000 oz silver.

The Company plans to develop the Project as an open pit, heap leach operation and cyanide will be used to extract gold and silver from the ore. Facilities will be constructed for processing ore at a rate of up to 5.7million tonnes (6.3million tons) per year for 11 years, followed by heap detoxification and reclamation of the site. It is also expected that a construction aggregate business could be developed on the property. The source of raw materials would be the finely crushed and rinsed residue from the heap leach operation and rock from the waste rock dumps.

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

The Project remained on hold in 2001, 2002 and 2003.

The Company initiated a detailed review of the Project in mid-2002 to identify new approaches that would reduce both the capital cost to the start of production and future operating costs to ensure a viable mining operation at any foreseeable gold and silver prices. Work is also continuing on a revised feasibility study and this work is described in the following sections. Note that existing designs will be incorporated in the revised feasibility study wherever possible.

The registered office of the Company is located at 1200 - 750 West Pender Street, Vancouver, British Columbia V6C 2T8 and its executive offices are located at 6411 Imperial Ave., West Vancouver, BC, V7W 2J5.

Project Background

The Project is located approximately 8 km (5 miles) south of Mojave in Kern County in southern California.

Gold mining on Soledad Mountain dates back to the late 19th century. The largest producer was a syndicate managed by Gold Fields America Development Co. (Gold Fields), a subsidiary of Consolidated Gold Fields of South Africa. This syndicate managed an underground mine and mill on the property from 1935 to 1942, when the mine was forced to close by War Production Board Order L-208. Production after the war was minimal as costs had increased while the price of gold remained fixed at $35/oz until 1973.

The Company was formed in November 1985 to acquire the Subsidiary, which had secured, by agreement, a core group of claims on Soledad Mountain. The Company has since added to its holdings and currently controls 1,012 hectares (2,500 acres) of land.

Exploration & Mineral Resource Estimates

The Soledad Mountain deposit is hosted in a volcanic sequence of rhyolite porphyries, quartz latites and bedded pyroclastics that occur on a large dome-shaped feature, called Soledad Mountain, along the margins of a collapsed caldera. High-grade precious metal mineralization is associated with steeply dipping epithermal fissure veins occupying faults and fracture zones that cross cut the rock units and generally trend in a north-west direction. The veins are contained within siliceous envelopes of lower grade material that forms the bulk of the mineral resource.

The primary rock types that will be mined are rhyolite porphyry and flow-banded rhyolite, quartz latite porphyry, pyroclastics and siliceous vein material. The rock types will be found in different areas and at various stages of the life of the mine. Little or no clay occurs in any of the rocks and the rocks contain upwards of 80 % Si as SiO2. Rhyolite porphyry and flow-banded rhyolite were grouped as a single rock type for the metallurgical test work and three primary ore types will therefore be mined and processed at various times through the life of the mine.

Extensive programs of mapping, diamond-drilling, reverse-circulation drilling and underground diamond-drilling and sampling were carried out between 1988 and 1999. The information used to develop the geological database has been summarized in the table below. This geological database contains 78,194 sample intervals.

Diamond-drilling	9,802.1 meter	32,127 feet
Reverse-circulation drilling	89,912.0 meter	294,987 feet
Old cross-cuts (1930s)	6,813.0 meter	22,352 feet
Underground drilling (1930s)	4,909.7 meter	16,108 feet
Recent cross-cuts (1980s)	2,156.6 meter	7,075 feet
TOTAL	113,593.4 meter	372,649 feet

An initial mineral resource estimate was included in the feasibility study done by M3 in 1998. Mineral Resources Development, Inc. (MRDI), San Mateo did a detailed due diligence review of the procedures employed and geological and deposit models developed by the Company and its consulting engineers and submitted a final report in April 2000. This review confirmed that industry-best practices were used at each stage.

Mintec, Inc (Mintec), Tucson and Company personnel jointly developed the most recent deposit model in March 2000. Linear kriging was used to estimate gold and silver grades for all blocks in the model. The mineral resource estimate includes all blocks within the limits of the model with no assumptions as to economic viability. An independent manual estimate of mineralized rock (a cross-sectional, polygonal resource estimate) was also done as a check on the block model. It is important to note that the historic Gold Fields gold assays were adjusted downwards for this “base case” mineral resource estimate as recommended by MRDI.

The “base case” mineral resource estimate for three gold-equivalent cut-off grades is shown in the table below.

Mineral Resource Estimate at Selected Cut-off Grades
Cut-Off Grade g/t	Tonnes	AuEq g/t	Au g/t	Ag g/t
0.274	122,162,843	0.842	0.669	12.213
0.686	57,547,013	1.239	0.998	16.968
1.029	24,830,244	1.793	1.471	22.673

Cut-Off Grade oz/t	Tons	AuEq oz/ton	Au oz/ton	Ag oz/ton
0.008	134,662,187	0.0244	0.0195	0.3562
0.020	64,435,055	0.0359	0.0291	0.4949
0.030	27,370,802	0.0519	0.0429	0.6613

The mineral resource estimate calculated with unadjusted historic Gold Fields gold assays shows an increase in the total gold content of the mineral resource of 9.2%. This therefore presents an “upside case” for the Project.

A gold-equivalent grade (AuEq) used for the mineral resource estimate and mine design was calculated as follows:

Gold-equivalent grade or AuEq g/t = Au g/t + {(Ag/R1)*R2} g/t
R1 = Au price in $/oz/Ag price in $/oz; and R2= Ag recovery in %/Au recovery in %
or R1 = 300/5.50 => 54.545 and R2 = 60.00/78.00 => 0.7692

Exploration Potential

Additional geological targets have been identified on Soledad Mountain. These targets are generally peripheral (east, south and west) to the currently defined mineral resource. In the east, two additional zones of quartz stringer veins have been mapped in the hanging wall of the Karma/Ajax vein system. Toward the south, an extension of the Silver Queen vein system is open and additional vein splits have been mapped on surface. Also, an extension of the Golden Queen vein system appears to be offset by an east-west trending fault. Initial drill results indicate widths of 8 meters with good gold and silver grades.

The exploration work to date has focused on known fault/vein structures central to the mineral resource. The host volcanics associated with the mineralization on Soledad Mountain extend further to the south and have not been fully evaluated. Further, anomalous gold values have also been found in the low volcanic hills protruding from the valley floor and trending north-west from Soledad Mountain.

The potential for developing an ore reserve that would be mined by underground mining methods is considered to be good and the potential at depth remains untested.

A number of areas have been targeted for further exploration and this will depend upon the availability of funds.

Mine Design

Mintec and Company personnel also did the most recent mine design in 2000. Gold and silver prices of $300/oz and $5.50/oz respectively were used to develop an ultimate pit shell with standard modeling techniques. A total of seven phases of mine development were defined within this shell. Detailed waste rock removal and ore production schedules and a waste rock disposal plan were prepared.

The deposit model allows for dilution during mining as Mintec believes that the approach used to develop the model was adequate to take dilution into account for ore reserve reporting and mine planning purposes.

Seegmiller International, Salt Lake City did slope stability analyses and Golder Associates Inc., Denver analyzed the stability of the waste rock dumps.

The ore that will be mined as per the most recent mine design is 57.3million tonnes (63million tons) with grades of 0.83 g/t gold (0.024 oz/ton) and 13.5 g/t silver (0.39 oz/ton) with an average stripping ratio of 3.5 to 1.0. This mineable ore reserve is estimated to contain 1,529,000 oz of gold and 24,870,000 oz of silver.

It is significant that at gold and silver prices of $300/oz and $5.50/oz respectively, only 46.7 % of the mineral resource is included in the mineable ore reserve. There is therefore a significant potential for a longer mine life at higher gold and silver prices. It is further expected that mineralized veins that continue into the walls and floor of the open pits, can be mined by underground mining methods and this may add some higher-grade ore at times.

Open Pit Operation

The operation will be an open pit operation.

A contractor will do the mining for the first two years of production and proposals will be sought from a number of contractors. The Company will purchase the necessary equipment to do the mining from the third year of production onwards.

Ore-from-waste separation will require special attention to ensure that overall grade projections are met.

Ground water has been reported only in the deeper historic underground mine openings and no seepage of water into the open pit is expected. Underground mine openings will be encountered from time-to-time during open pit mining and this will be allowed for in the detailed mine planning.

Pipe Conveyor

The current mine design accepts a loaded downhill ore haul to the crushing-screening plant for the life of the mine. The intent is now to replace the trucks with a pipe conveyor for conveying the ore to the crushing-screening plant with a possible significant reduction in both mine capital and operating costs.

Pipe conveyor technology is well proven in practice with upwards of 200 installations in Europe. Regenerative braking is typically used in all loaded downhill applications and the power generated would provide a portion of the power required elsewhere in the Project.

Koch Transporttechnik Ges.m.b.H., Vienna, Austria has submitted a proposal for a pipe conveyor for the Project based upon a site layout prepared in-house in 2003.

Engineering work to confirm the feasibility of using a pipe conveyor to convey the ore is currently underway.

Mineralogy, Process Development & Flow Sheet

Studies done show that gold is present as native gold and electrum ranging in size from <10 micron to >150 micron. A semi-quantitative SEM-EDX analysis of the electrum indicates a silver content of up to 25%. Silver is also present as acanthite (Ag2S) with some native silver, pyrargyrite (3Ag2S·Sb2S3) and polybasite (9Ag2S·Sb2S3). Multi- element x-ray fluorescence analyses show only trace quantities of mercury.

Test work done on Soledad Mountain ores from 1989 to 1999 shows that these ores are readily amenable to heap leaching provided the ore is crushed and/or ground to relatively small sizes. A range of parameters required to design a heap leach operation, such as agglomerate strength, percolation rate and the use of cyanide and reagents, were also determined.

It was proposed to crush and screen ore to 100% - 8 mesh or 100% - 2.37 mm and a four-stage crushing and screening plant using vertical shaft impact crushers (VSI) in the third and fourth crushing stages was designed by M3 for the Project in 1998. An in-house review done in 2002 provided new insights into the test results and an alternative flow sheet was developed in late 2002 based upon the use of a high-pressure grinding roll (HPGR) as the key equipment for sizing the ore. Signet Engineering Pty. Ltd., Perth, Australia has extensive experience in the application of the HPGR and has reviewed and agrees with the flow sheet concepts.

Why HPGR?

  Indications are that micro-fracturing of particles in the HPGR will give equal or higher recoveries in a heap leach operation.
  Test work also showed that ore crushed in the HPGR gave stronger agglomerates than ore crushed in the VSI.
  The HPGR is considerably more energy-efficient than a conventional crusher and
  The HPGR can provide dramatically lower capital costs than conventional crushers and screens.

HPGR Tests 2003

A confirmation HPGR test was required to provide the following:

  The design parameters to both size the equipment and determine the motor sizes for the HPGR;
  The target particle size distributions for the full-scale operation and
  Information to finalize the flow sheet, e.g. the need to recycle edge material

A sample of rhyolite ore was collected for the HPGR test in July 2003. This consisted of a total of eight drums of rock from four different locations. In addition, hand specimens were collected for a secondary crusher test and for unconfined compressive strength and point load tests. The sample was delivered to McClelland Laboratories, Inc. (MLI), Sparks who crushed the sample to 100 % passing 32 mm. The sample was shipped by airfreight to two HPGR manufacturers in Germany where the actual HPGR tests were done in September 2003.

The crushed samples were returned to MLI for confirmation leach test work.

Confirmation Leach Test Work

Fifteen bottle roll tests were completed by MLI on one set of HPGR test samples. The absolute gold and silver recoveries obtained were higher by 6.3 % and 5.6 % respectively than the historic recoveries obtained using similar test procedures on the same ore type.

MLI has just completed a set of bottle roll tests with higher cyanide concentrations to determine the effect of higher cyanide concentrations on silver recoveries.

Three column leach tests have also been completed after 104 days of leaching and final gold and silver recoveries are expected by mid-April. One further column leach test is now underway to evaluate the effect of a finer particle size distribution on percolation rates and to assess the need for an agglomeration drum in the circuit.

A test is being done on the residues from one of the confirmation leach tests to determine the percolation rates under load and the results of this test will be used to confirm heap height.

Conclusions

The 2002 flow sheet is now being used for the next phase of detailed design with only minor changes. A Request For Proposal for a commercial HPGR was prepared and submitted to two companies that manufacture the HPGR in Germany on February 10, 2004. Both companies have now submitted their detailed proposals and these are currently being evaluated.

The crushing-screening circuit has considerable flexibility built into it and crusher settings and HPGR operating pressures can be changed for different ore types. The adjustments in various settings can be made on an as-required basis based upon actual operating experience for optimum leach performance.

Work is underway on a detailed site layout and this is compact when compared to the site layouts included in previous feasibility studies. A more compact layout means that site preparation will be significantly reduced.

Control of fugitive dust will be a key element in the design of the crushing-screening plant. Only a limited number of transfer points need to be addressed as indicated in the 2003 flow sheet and this will make dust control manageable. Dust will be controlled by a water mist system in the primary crushing circuit and collected in a central, dry bag dust collection system in the secondary crushing and screening plant. Individual dry dust collectors will be used on the cement silo.

Gold & Silver Recoveries

Detailed analysis of the test work done between 1989 and 1999 shows recoveries for gold and silver of 80% and 65% respectively can be projected for the heap leach operation. It is expected that these recoveries will be confirmed by the confirmation column leach tests that have just been completed.

Merrill-Crowe Plant & Assay Laboratory

Gold and silver are typically recovered in a heap leach by dissolution in a dilute cyanide solution and then by precipitation with zinc or adsorption on activated carbon. The zinc precipitation process, referred to as the Merrill-Crowe process after its developers, is used to recover gold and silver when the silver to gold ratio in solution is greater than 10 to 1. The silver to gold ratio is expected to average 15:1 for the Project and a Merrill-Crowe precipitation plant will therefore be required. The process is highly efficient and recoveries in the plant typically range upwards of 98%.

A detailed design for a Merrill-Crowe plant that will include the detailed capital and operating cost estimates is currently being done by Summit Valley Equipment & Engineering, Inc., Salt Lake City.

The detailed design of an assay laboratory is also being done by an independent consulting engineer.

Heap Leach Pads & Solution Handling & Storage

The detailed pad design, which includes solution storage, was done by Golder Associates Inc., Denver.

The system has been designed for zero discharge. Leach solutions will be contained within the heaps and the liner protection fill. The first pad to be constructed will be located on the northern slope of Soledad Mountain. A second pad will be located on the western slope if required. Each pad will be constructed as a side hill pad with a perimeter dike to support the toe of the heap. The pads have been designed as dedicated pads, i.e. ore will be stacked, leached, rinsed and left in place on the pads for final reclamation unless the rinsed sand can be sold as aggregate.

  Pads 1 & 2 have been designed to receive 32.3million t and 19.5million t of ore respectively;
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

Services

The Project is located approximately 8 km (5 miles) south of Mojave. The metropolitan areas of Lancaster/Palmdale and Los Angeles lie approximately 48 km and 110 km further to the south. Access to site is from State Route 14 and Silver Queen Road, an existing paved county road. The Burlington Northern/Santa Fe and Union Pacific/Southern Pacific railroad lines run parallel to and just east of State Route 14. Services such as a hospital, ambulance, fire-protection, garbage and hazardous waste disposal, schools, motels and housing, shopping, airport and recreation are available in Mojave and its surroundings. Telephone service is currently available on site.

Water Supply

A make-up water supply will be required and groundwater will be used.

A detailed evaluation of the available groundwater was done by WZI Inc., Bakersfield in 1996. As many as 35 wells have been drilled in the greater Project area in the past. Records for some of these wells plus step rate test data from production well #1 drilled by the Company indicate that, initially, two production wells can provide the maximum estimated water requirement of 170 m3/h (748 gallons per minute). Production well #1 is located approximately 2 km north of the Project. A second production well will be drilled and equipped and a third well can be drilled and equipped in the future if required.

A water sample taken from production well #1 indicated that groundwater can be used in the heap leach process without pre-treatment.

Solution storage in the heap is expected to reduce loss of water due to evaporation.

Power Supply

Power is currently available on site. Power for the Project will be supplied via a 12.5 kV line to be constructed by the local utility.

Offices & Workshop/Warehouse

All services required for a successful mining operation such as an office and a workshop and warehouse will be constructed.

Project Management & Operating Manpower

A management team will be assembled in Mojave to manage the Project.

The total manpower complement will not exceed 150 once the mine is in full production. Skilled personnel will be available locally as two heap leach operations have recently closed in the area.

Aggregate

It is expected that a construction aggregate business can be developed based on the location of the Project in southern California with close proximity to major highways and railway lines. The source of raw materials would be the finely crushed and rinsed residue or sand from the heap leach operation and rock from the waste rock dumps. The leached residue or sand can find a market in "Superpave" asphalt mixtures and as concrete sand. The waste rock can be classified into a range of products such as riprap, crushed stone and gravel. Test work to confirm the suitability of these materials for use as aggregate was done in 1998 and 1999.

It is important to note that both the sand and waste rock would be produced as by-products from a mining operation. This would give the Project an economic advantage as an aggregate producer by comparison to producers that have to mine rock to produce aggregate. It has also become increasingly difficult to permit new aggregate operations in California in recent years and that would be a further advantage for the Project.

The strategy that is being pursued is that the Company will not invest directly in or develop an aggregate business as owner/operator but expects to participate financially in the production and sale of aggregate via royalty payments. Such a stream of royalty payments could have a significant impact on operating cash flows and support the Project in times of possibly lower gold and silver prices.

The Company is actively seeking a major aggregate producer with experience in the southern California markets as a partner for developing the aggregate business on the Property.

Environmental Issues & Permits

The Project is located on private and federally controlled lands in an unincorporated area of Kern County, California. The proposed mining activities on these lands are subject to federal, state and local regulations. Annual site inspections are conducted to verify the Company’s compliance with regulations. For the year ended December 31, 2003, the Company was in compliance with regulations and received favorable reviews from each of the reviewing agencies. These regulations and the Company’s compliance efforts are summarized below.

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

Water quality data shows that groundwater quality is adequate for the process with no pre-treatment.

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
  An “unforeseen events bond” to be held by the Board designed cover an unforeseen event that could contaminate surface or ground water.

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

Environmental, Safety and Health Policy

The Company has prepared an Environmental, Safety and Health Policy and a management system to implement this Policy.

Offices and Employees

The Company’s principal executive offices are located in Vancouver at 6411 Imperial Ave., West Vancouver, BC, V7W 2J5, Canada. The Company employs a part-time accountant in Mojave.

Miscellaneous

All of the Company’s directors, Edward G. Thompson, Chester Shynkaryk, Gordon C. Gutrath, and H. Lutz Klingmann are residents of Canada. Consequently, it may be difficult for United States investors to effect service of process within the United States upon these directors, or to realize in the United States upon judgments of United States courts predicated upon civil liabilities under the United States securities laws. A judgment of a U.S. court predicated solely upon such civil liabilities would probably be enforceable in Canada by a Canadian court if the U.S. court in which the judgment was obtained had jurisdiction, as determined by the Canadian court, in the matter. There is substantial doubt whether an original action could be brought successfully in Canada against any of such directors predicated solely upon such civil liabilities.

Risk Factors

The following are some of the risk factors that apply to an investment in the Company. These risk factors should be read in conjunction with disclosure on business and risks appearing in this document and elsewhere.

The Likelihood of Continued Losses from Operations

The Company has no revenue from mining operations and has incurred losses from inception through December 31, 2003 of approximately $34,568,000. This trend is expected to continue for at least the next year and is expected to reverse only if, and when gold is produced from the Soledad Mountain Project. At December 31, 2003, the Company held $110,871 in cash and cash equivalents.

Property Interests are not in Good Standing

The Company ceased making payments to landowners in October of 2000, and negotiated moratorium agreements with various landowners. In the meantime, the Company is technically in default under the payment provisions of the agreements with landowners and sellers in cases where no moratorium has been negotiated.

Ability to Continue as a Going Concern

The Company has had no revenues from operations since inception, has a deficit accumulated during the development stage of $35,153,852 and has been unable to successfully renegotiate payment schedules with all landowners. The Company has recently obtained the necessary financing to complete current work programs. Substantial doubt remains however about the Company’s ability to continue as a going concern. Our auditors have made reference to the substantial doubt about the Company’s ability to continue as a going concern in their audit report on our financial statements.

The ability of the Company to obtain financing and adequately manage its expenses, and thus maintain solvency, is dependent on equity market conditions, the ability to find a joint venture partner, the market for precious metals or the willingness of other parties to lend the Company money. While the Company has been successful at certain of these efforts in the past, there can be no assurance that future efforts will be successful. These financial statements do not reflect the outcome of these uncertainties.

The Need for Significant Additional Financing

The Company estimates that it will need approximately $44,000,000 in additional financing to put the Project into production; an anticipated $36,000,000 will be used for capital expenditures and $8,000,000 will be used as working capital. These estimates are based on certain assumptions contained in the Project Summary & Cash Flow Projections, which was prepared by the Company in January 2003 and, which is more fully discussed in Part I, Item 1 of this report. The Company expects to finance development from additional sales of common stock, from bank or other borrowings or, alternatively, through a joint venture with another mining company. However, the Company has no commitment for bank financing or for the underwriting of additional stock, and it is not a party to any agreement or arrangement providing for a joint venture. Whether and to what extent Project financing can be secured will depend on a number of factors, not the least of which are gold and silver prices. Gold and silver prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries. Gold and silver prices have recently traded in the $420/oz and $8.00/oz range and the Company believes that financing for the Project can be secured if gold and silver prices remain firmly above $400/oz and $7.50/oz respectively. It may however not be economical for the Company to take the Project to production at lower gold and silver prices.

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

Item 2. Description of Property

Land Ownership and Mining Rights

The Property is located west of California State Highway 14 and largely south of Silver Queen Road in Kern County, California, covering all of section 6 and portions of sections 5, 7 and 8 in Township 10 North, Range 12 West; portions of sections 1 and 12 in Township 10 North, Range 13 West; portions of section 18 in Township 9 North, Range 12 West and portions of section 32 in Township 11 North, Range 12 West, all from the San Bernardino Baseline and Meridian. The Project facilities will be located in Section 6 in Township 10 North, Range 12 West. The area that will be disturbed by the Project is a 497-hectare (1,228 acres) contiguous block within an area of approximately 1,012 hectares (2,501 acres) held by the Company. The Property is comprised of 33 patented lode mining claims, 123 unpatented lode mining claims, one unpatented placer mining claim, one patented mill site claim, six unpatented mill site claims and 379 hectares (937 acres) of fee land.

The Company holds the Property under a variety of agreements with 60 property owners. These agreements include 56 mining leases, two exploration agreements with options to purchase and two purchase agreements that are in various stages of completion. These agreements were entered into during a six-year period from 1990 - 1996, at a total cost to the Company of approximately $3,800,000.

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

The basis of the moratorium agreements is a suspension of advance minimum royalty payments and all other payments for a period of three years, or until the Company secures production financing, whichever is sooner. As of December 31, 2003, 54% of the agreements, constituting approximately 86% of the mineral rights of the project, were successfully re-negotiated. Based on personal contacts with each landowner from October 2000 through February 2001, management believes that a variety of factors, other than non-approval of the moratorium request, are the cause for a lack of response from the remaining landowners. Landowners will be contacted in 2004.

The costs to the Company for all land agreements for the years ending December 31, 2000, 2001, 2002 and 2003 were $344,000, $69,000, $58,000 and $65,195 respectively. The estimated cost for all land agreements is $419,000 in 2004.

The future of the Company is dependant upon maintaining control of the Property. Without land and mineral rights, the Company has no basis for continuing. While each and every property on Soledad Mountain has its own value and unique purpose in the overall mine plan, the feasibility of the Project depends on the Company’s ability to maintain control of the Property as a whole.

The Company commissioned a formal title summary covering the Property, which was received in August and September 1996. It was updated in February 1998 and again in March 1999. With such a complicated ownership history, as is common in historic mining districts, it is typical for title problems to exist with respect to properties within the project area. On May 15, 1999 the Company obtained a quiet title judgment, which resolved a majority of the title questions. The Company has determined that the remaining title questions do not present a material threat to the Project, however the Company is attempting to resolve the title issues through its California counsel, a law firm with experience in title matters relating to properties in the Mojave Mining District.

A comprehensive land survey of the Property has not yet been undertaken. Since 1993, the whole of the Property and much of the immediate surrounding area has been segregated from appropriation under the United States General Mining Law of 1872.

The various property purchase agreements to which the Company is a party to, typically require payment by the Company of the purchase price over an extended period of time. In most cases, a somewhat larger advance payment was made at the time the agreement was entered into and, in some instances, a larger payment is due at the time the purchase is completed. Certain of the property purchase agreements require the payment by the Company of royalties upon the commencement of commercial production. As of December 31, 2003, $761,602 remained to be paid by the Company under these various property purchase agreements; $751,542 of this amount is due in 2004.

The Company is party to a number of leases, which typically require an advance minimum royalty payment. With one exception, the Company will receive a credit for the advance minimum royalty payments once production has started. Most of the royalties are of the net smelter return (“NSR”) type and are based on a sliding scale, with the percentage amount of the royalty a function of the ore grade on the particular property to which the royalty relates. Typically, the royalties are 5% NSR or less, with an expected average of 3.1%. A number of the agreements provide for an additional royalty if non-mineral commodities, such as aggregates, are produced and sold.

In addition to these agreements, the Company is also obligated under the terms of an April 1, 1995 option agreement. The Company acquired, through its Subsidiary, an option to purchase all of the issued and outstanding shares of a privately held California corporation, which holds an interest in a previously non-contracted tract of land located in the area. The option called for an initial, non-refundable, payment of $100,000 in exchange for access to the property, to evaluate the presence of mineral reserves, for a period of nine months. At the end of the nine-month period, the Company chose to exercise its option to purchase the shares of the corporation, by making the initial purchase payment of $250,000. This was followed by a second payment of $500,000 on July 1, 1997. An additional $750,000 was due upon reaching sustained production or July 1, 1999, whichever came first. In June 1999, the Subsidiary and the shareholders of the private corporation signed an amendment to the original stock purchase agreement. The amendment provides that if the full purchase price of $1,600,000 was not made on or before July 1, 1999, all rights of the Subsidiary to purchase the stock would terminate, unless the Subsidiary paid $75,000, which would extend the termination date to July 1, 2000. If, on or before July 1, 2000, the Subsidiary paid an additional $75,000, the termination date would be extended to July 1, 2001. These additional payments are to extend the option period and will not apply to the balance of the $1,600,000 purchase price. In addition, the amendment provides for the payment of the balance of the purchase price upon the earlier of a determination of sustained production, or the termination date, which may be extended to July 1, 2001. On July 7, 2000, the Subsidiary made the required $75,000 payment to extend the termination date to July 1, 2001. The Company anticipated it’s inability to make the extension payment scheduled for July 1, 2001 and on August 10, 2001, a second amendment to the original stock purchase agreement was signed. This amendment suspends all terms and obligations of the Company as set forth in the original agreement and the first amendment. Further, the second amendment requires the Company to recognize a liability of $35,000, on or before July 1, 2001 and on each successive anniversary date for up to five years. In order to extend the termination date of the agreement, $10,000 of the liability is to be paid in cash, and the balance of $25,000 is to be accrued, without interest, payment of which is deferred until the final stock purchase payment is made. On July 11, 2001, July 1, 2002 and July 1, 2003 the Company made the required payments of $10,000, accrued liabilities of $25,000, and extended the termination dates of the agreement to July 1, 2002, July 1, 2003 and July 1, 2004 respectively. The Company has no legal obligation to continue making payment and cannot perfect its rights, as a shareholder of the corporation, until full payment under the option is made. Upon commencement of commercial production, the Company will pay a royalty of 1% of gross smelter returns for a period of up to 60 years, not to exceed $60,000,000.

Item 3. Legal Proceedings

To the best of our knowledge, there are no legal actions pending, threatened or contemplated against us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of 2003.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market and Trading Price

The common shares of the Company are listed and traded on The Toronto Stock Exchange under the trading symbol “GQM”. The high and low sales prices of the common stock as reported by The Toronto Stock Exchange for the calendar periods indicated are set out in the table below. All prices are reported in Canadian dollars.

Year ended December 31		High	Low
2003	Fourth Quarter	$0.76	$0.45
	Third Quarter	0.77	0.34
	Second Quarter	0.61	0.25
	First Quarter	0.95	0.55
2002	Fourth Quarter	0.39	0.13
	Third Quarter	1.12	0.26
	Second Quarter	0.90	0.55
	First Quarter	0.90	0.35

As of December 31, 2003 there were 263 holders of record of the Company’s common shares and an undetermined number of beneficial holders.

Dividends

The Company has not declared dividends on its common shares in the last two fiscal years.

Securities Authorized for Issuance Under Compensation Plans

The following table sets forth information as at December 31, 2003 respecting our compensation plans under which shares of our common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,540,000	CAD$0.45 (approx. USD$0.34)	1,660,000
Equity compensation plans not approved by security holders	N/a	N/a	N/a
Total	1,540,000	--	1,660,000

Sales of Unregistered Securities

On July 8, 2003, the Company issued convertible promissory notes to three placees, namely Landon Clay, Jonathan Schwartz and David Lu, for proceeds of $375,000. The convertible promissory notes are due on demand made on or after July 9, 2004 and bear interest at the rate of 6.5 per cent per annum payable on demand. The notes are convertible into 1,630,435 units each consisting of one common share and one non-transferable detachable share purchase warrant entitling the holder to purchase one additional common share of the issuer at an exercise price of $0.32 per share, exercisable up to and including July 9, 2005. Interest will be waived on conversion. The notes were issued pursuant to Rule 506 of Regulation D, which provides a safe harbour from the requirement to register the securities under the U.S. Securities Act of 1933. The notes, and the common shares and warrants underlying the notes, are subject to restrictions on resale pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

In April 2002, the two shareholders, namely Landon Clay and Harris Clay, exercised warrants to acquire 1,520,836 common shares at $0.16 per share netting $243,334 for the Company. These transactions were exempt from registration pursuant section 4(2) of the U.S. Securities Act of 1933, as the Company believes the offer and sale did not involve any public offering. In particular, the purchasers were at all relevant times affiliates of the Company as a result of holding over 10% of the voting shares of the Company.

Purchases of Equity Securities by the Company and Affiliated Purchasers

No purchases of the Company’s common shares were made in the quarter ending December 31, 2003 by either the Company or an affiliated purchaser of the Company.

Item 6. Management’s Discussion and Analysis or Plan of Operations

Results of Operations

The Company has not received any revenues from the Project and this has been on care and maintenance since 2000. Variations in the level of expenses from period to period are a result of the nature, timing and cost of activities undertaken during these periods. Financing for the 2001, 2002 and 2003 expenses was obtained by the sale of common stock of the Company and through borrowings. See also “Plan of Operations” below.

Operating results of the Company are summarized as follows:

	Year Ended	Year Ended	Year Ended	Cumulative Since
	December 31, 2003	December 31, 2002	December 31, 2001	Inception
Asset Impairment	$-	$-	$-	$28,547,592
General and
administrative
expense	$507,407	$315,097	$363,809	$6,264,388
Interest expense	$250,904	$60,192	$67,516	$702,097
Interest income	$45	$254	$6,753	$1,081,673
Net loss	$744,516	$(347,603)	$(262,059)	$(34,567,617)

The Company recorded an asset impairment loss of $28,547,592 for the year ended December 31, 2000. The asset impairment loss reduced the carrying value of fixed assets, mineral properties, and other assets to their estimated net realizable value.

The Company incurred general and administrative expenses of $507,407 for the year ended December 31, 2003, as compared to $315,097 for the year ended December 31, 2002. Interest expense for the year ended December 31, 2003 of $250,904 increased from $60,192 for the year ended December 31, 2002 as a result of interest accrued for convertible promissory notes and the amortization of debt discount. Previously, interest on these borrowings was capitalized. Interest income for the year ended December 31, 2003 was $45 as compared to $254 for the year ended December 31, 2002. The decrease is due to the Company’s lower average cash balance and lower interest rates. The Company incurred a net loss of $744,516 for the year ended December 31, 2003, as compared to a net loss of $347,603 for the year ended December 31, 2002.

Liquidity and Capital Resources

The Company has had no reported revenues from operations since inception, has not completed the development stage and the Project currently remains on care and maintenance. During the period from inception through December 31, 2003, the Company has used $4,909,480 in operating activities, primarily as a result of cumulative losses of $34,567,614. During the same period, the Company has used $29,948,094 in investing activities; these consisted of $28,681,409 in expenditures related to the Project and fixed asset purchases of $1,266,685. These operating and investing activities were financed by net borrowings of $3,013,884 under various long-term debt arrangements and from the sale of $31,954,559 of common stock. The Company recorded an asset impairment loss of $28,547,592 for the year ended December 31, 2000. The asset impairment loss reduced the carrying value of fixed assets, mineral properties and other assets to their estimated net realizable value.

The Company held $110,871 in cash and cash equivalents at December 31, 2003.

As discussed below under “Plan of Operations”, significant additional funds will be needed to take the Project to production. These funds are expected to come from additional sales of common stock and from bank or other borrowings. Alternatively, the Company may decide to enter into a joint development or other similar arrangement with another mining company to develop the Project. The Company does not have a commitment for bank financing or for the underwriting of additional shares of its common stock and is not party to any agreement or arrangement providing for the joint development of the Project. Whether and to what extent additional or alternative financing options are pursued by the Company will depend on a number of important factors such as the results of current technical studies, management’s assessment of the financial markets, the overall capital requirements for development of the Project and gold and silver prices. Gold and silver prices fluctuate widely and are affected by a number of factors beyond the Company’s control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand for gold and silver and the political and economic conditions of major gold producing countries. Indications are that the Project will be viable at current gold and silver prices.

Some of the conditions noted above raise substantial doubt about the Company’s ability to continue as a going concern. As noted above, the ability of the Company to obtain financing and adequately manage its expenses, and thus maintain solvency, is dependent on equity market conditions, the ability to find a joint venture partner, the markets for gold and silver and/or the willingness of other parties to lend the Company money. While the Company has been successful at certain of these efforts in the past, there can be no assurance that current efforts will be successful.

Our auditors have made reference to a substantial doubt about the Company’s ability to continue as a going concern in their audit report on our financial statements.

Year ended December 31, 2003. During the year ended December 31, 2003, the Company used $366,535 in operating activities, primarily as a result of a $744,516 net loss during the year. Due to the issuance of convertible promissory notes and the exercise of options by Directors, the Company received $393,900 from financing activities. The Company’s cash balance increased by $27,365 to $110,871 at December 31, 2003 as the net result of the foregoing.

Year Ended December 31, 2002. During the year ended December 31, 2002, the Company used $277,489 in operating activities, primarily as a result of a $347,603 net loss during the year. Due to the conversion of warrants noted above and the exercise of options by Directors, the Company received $271,642 from financing activities. The Company’s cash balance decreased by $6,147, to $83,506 at December 31, 2002 as a result of the foregoing.

Subsequent to the year ended December 31, 2002, the Company raised an additional $4,000,000 in an equity based financing. The proceeds of this financing will be applied to the preparation of an updated independent feasibility study, completing property acquisitions and working capital.

Plan of Operations

The Company plans to develop the Project as an open pit mine and use a cyanide heap leach recovery process. This will include the construction of facilities capable of processing ore at a rate of up to 5.76 million tonnes (6.35 million tons) per year for a minimum of eleven years, followed by heap detoxification and reclamation of the site.

The Company estimates that it will need approximately $44,000,000 in additional financing to put the Project into production; an anticipated $36,000,000 will be used for capital expenditures and $8,000,000 will be used as working capital. These estimates are based on certain assumptions contained in the Project Summary & Cash Flow Projections, which was prepared by the Company in January 2003. The Company believes that financing for the Project can be secured if gold and silver prices remain firmly above $400/oz and $7.50/oz respectively.

The Company estimates that total average operating cost will be $5.93/t ($5.39/ton) of ore processed with a stripping ratio of 3.5 to 1. The Company also estimates that average annual production rates of 110,000 ounces of gold and 1,466,000 ounces of silver can be maintained for eleven years at an average cash cost of $204 per ounce of gold after royalty payments and net of silver credits.

The Company is also pursuing the development of an aggregate construction business based on the location of the Project in southern California with close proximity to major highways and railway lines. The source of raw materials will be the finely crushed and rinsed residue or sand from the heap leach operation and rock from the waste rock dumps. It is important to note that both the sand and rock will be produced as byproducts from a mining operation. In addition to gold and silver extraction, the Project would have an economic advantage in the production of aggregate when compared with other aggregate operations that require mining rock to produce aggregate.

At December 31, 2003, the Company had a deferred tax asset of approximately $12,490,000, from which the

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

The implementation of these new standards did not have a material effect on the Company’s financial statements . In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51”. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined (“SBIs”), are as follows: (a) For interests in special-purpose entities; periods ended after December 15, 2003; (b) For all VIEs created before January 31, 2003: periods ending after December 15, 2004; and (c) For all VIEs created after January 31, 2003. FIN 46 is applicable immediately. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs.

On May 15, 2003, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

Emerging Issue Task Force (“EITF”) No. 04-3 “ Mining Assets – Impairment and Business Combinations” sets the standard for mining companies to include value attributable to value beyond proven and probable reserves (“VBPP”) and anticipated fluctuations in the future market price of minerals in their consideration when an entity allocates the purchase price of a business combination to mining assets and when an entity performs the cash flow analysis used to test mining assets for impairment under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-live Assets”.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated under such Act, and that such information is accumulated and communicated to management, including its President and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with this annual report, management carried out an evaluation, under the supervision and with the participation of the management, including the President and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the President and principal accounting officer concluded that the Company’s disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2003.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

Items 9 – 12

Information with respect to Items 9 through 12 is set forth in the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 29, 2004 and is incorporated herein by reference. If the definitive Proxy Statement cannot be filed on or before April 29, 2004, the issuer will instead file an amendment to this Form 10-KSB disclosing the information with respect to Items 9 through 12.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit	Description of Exhibit	Manner of Filing
No.

3.1	Certificate of Incorporation, Articles of Incorporation, Memorandum, and all current amendments thereto of the registrant under the Company Act of British Columbia, as amended.	Incorporated by reference to Exhibit 3.1 to the Form 10-SB of the Company, filed with the SEC on November 21, 1996 and amendments thereto (the “Form 10-SB”)

10.1	Lease dated October 20, 1994 between the Subsidiary and William J. Warner with respect to certain property within the project area.	Incorporated by reference to Exhibit 10.5 to the Form 10-SB

10.2	Lease dated September 19, 1994 between the Subsidiary and Western Centennials, Inc., with respect to certain property within the project area.	Incorporated by reference to Exhibit 10.6 to the Form 10-SB

10.3
Stock option purchase agreement dated April 1, 1995 between the Subsidiary and Grace W. Meehl, Madge W. Wolff, Stephen G. Wegmann, Michael L. Wegmann, John G. Hodgson, Virginia L. Sigl, Patrick L. Wolff and George P. Wolff with respect to the acquisition by the Subsidiary of an option to purchase all of the outstanding shares of KWC.
Incorporated by reference to Exhibit 10.8 to the Form 10-SB

10.4	Purchase agreement dated March 29, 1996 between the Subsidiary and the Meehl Family Trust and others with respect to the acquisition by the Subsidiary of certain property within the project area.	Incorporated by reference to Exhibit 10.10 to the Form 10-SB

10.5
Mineral exploration agreement and option to lease or purchase dated January 25, 1996 between the Soledad-Mojave Mining Syndicate and the Subsidiary with respect to the potential acquisition by the Subsidiary of 129.5 hectares of fee land within the project area.
Incorporated by reference to Exhibit 10.11 to the Form 10-SB

10.6
Purchase agreement dated August 1, 1996 between the Subsidiary and Southwestern Refining Corporation with respect to the acquisition by the Subsidiary of certain property and mill tailings within the project area.
Incorporated by reference to Exhibit 10.12 to the Form 10-SB

10.7	Stock option plan of the registrant, as amended.	Incorporated by reference to Exhibit 10.13 to the Form 10-SB

10.8	Forms of debentures issued by the registrant to Landon T. Clay Charitable Lead Trust II and Landon T. Clay Charitable Lead Trust dated November 30, 1983.	Incorporated by reference to Exhibit 10.15 to the Form 10-SB

21.1	Subsidiaries of the Registrant.	Incorporated by reference to Exhibit 24.0 to the Form 10-SB

23.1	Consent of BDO Dunwoody, LLP	Filed herewith

31.1	Rule 13a-14(a)/15(d)-14(a) Certification	Filed herewith

32.1	Section 1350 Certification	Filed herewith

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the registrant during the fourth quarter of 2003.

Item 14. Principal Accountant Fees and Services

Information with respect to Item 14 is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission on or before April 29, 2004 and is incorporated herein by reference. If the definitive Proxy Statement cannot be filed on or before April 29, 2004, the issuer will instead file an amendment to this Form 10-KSB disclosing the information with respect to this Item 14.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN QUEEN MINING CO. LTD.

By: /s/ H. Lutz Klingmann
H. Lutz Klingmann
President and Chief Executive Officer

Date: April 19, 2004

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ H. Lutz Klingmann	President, Chief Executive Officer and Director	April 19, 2004
H. Lutz Klingmann

/s/ Edward Thompson	Chairman of the Board and Director	April 19, 2004
Edward Thompson

/s/ Chester Shynkaryk	Secretary and Director	April 19, 2004
Chester Shynkaryk

/s/ Gordon Gutrath	Director	April 19, 2004
Gordon Gutrath

FINANCIAL STATEMENTS OF

GOLDEN QUEEN MINING CO. LTD.

For the Fiscal Year ended

December 31, 2003

BDO Dunwoody LLP	600 Park Place
Chartered Accountants	666 Burrard Street
Vancouver, BC, Canada V6C 2X8
Telephone: (604) 688-5421
Telefax: (604) 688-5132
E-mail: vancouver@bdo.ca
www.bdo.ca

Report of Independent Accountants

To the Shareholders of
Golden Queen Mining Co. Ltd.
(a development stage company)
Vancouver, B.C.

We have audited the accompanying consolidated balance sheets of Golden Queen Mining Co. Ltd. (a development stage company), as of December 31, 2003 and 2002, and the consolidated statements of loss, changes in shareholders’ equity (capital deficit), and cash flows for the years then ended. We have also audited the statements of loss, changes in shareholders’ equity, and cash flows for the period from inception (November 21, 1985) through December 31, 2003, except that we did not audit these financial statements for the period from inception (November 21, 1985) through May 31, 1996; those statements were audited by other auditors whose report dated July 12, 1996, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. Our opinion, insofar as it relates to the amounts for the period from inception (November 21, 1985) through May 31, 1996, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Golden Queen Mining Co. Ltd., as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended and for the period from inception (November 21, 1985) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has had no revenues since inception, has a deficit accumulated during the development stage of $35,153,852 and has been unable to obtain the necessary financing to complete current development activities or exit the development stage. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP

Chartered Accountants
March 19, 2004
Vancouver, British Columbia

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Consolidated Balance Sheets
(U.S. dollars)

	December 31,	December 31,
	2003	2002
Assets (Note 1)

Current assets:
Cash and cash equivalents	$110,871	$83,506
Receivables	4,868	3,425
Prepaid expenses and other current assets	24,032	22,407

Total current assets	139,771	109,338

Property and equipment, net (Note 2)	262,469	276,772
Mineral properties (Notes 3, 4, 6 and 10)	682,687	682,687
	$1,084,927	$1,068,797
Liabilities and Shareholders’ Equity (Capital Deficit)

Current liabilities:
Accounts payable	$66,632	$43,179
Royalty and mining rights payable (Note 4)	147,484	122,484
Accrued liabilities	11,987	20
Current maturities of long-term debt (Note 6)	751,542	5,480
Convertible notes payable, net of unamortized
discount of $196,000 (2002 - $Nil) (Note 7)	179,000	-
Total current liabilities	1,156,645	171,163

Long-term debt, less current maturities (Note 6)	10,060	761,601

Total liabilities	1,166,705	932,764

Commitments and contingencies (Notes 4 and 10)

Shareholders’ equity (capital deficit):
Preferred shares, no par, 3,000,000 shares
authorized; no shares outstanding	-	-
Common shares, no par, 100,000,000 shares
authorized; 51,902,189 and 51,802,189 shares issued
and outstanding (Note 8)	34,548,292	34,523,913
Additional paid-in capital	523,782	21,456
Deficit accumulated during the development stage	(35,153,852)	(34,409,336)

Total shareholders’ equity (capital deficit)	(81,778)	136,033
	$1,084,927	$1,068,797

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Consolidated Statements of Loss
(U.S. dollars)

			Cumulative
			Amounts From Date
			of Inception
			(November 21,
	Year Ended	Year Ended	1985) through
	December 31, 2003	December 31, 2002	December 31, 2003

General and administrative expense	$507,407	$315,097	$6,264,388
Interest expense	250,904	60,192	702,097
Interest income	(45)	(254)	(1,081,718)
Other income, net	(13,750)	(27,432)	(5,369)
Asset impairment loss	-	-	28,547,592
Abandoned mineral interests	-	-	277,251
	744,516	347,603	34,704,241

Gain on settlement of debt	-	-	(136,627)
Net loss	$744,516	$347,603	$34,567,614

Net loss per share – basic and diluted	$0.01	$0.01

Weighted average shares outstanding	51,893,856	51,491,944

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Consolidated Statements of Changes in Shareholders’ Equity
(Capital Deficit)
(U.S. dollars)

					Deficit	Total
					Accumulated	Shareholders’
From the Date of Inception				Additional	During the	Equity
(November 21, 1985) through	Common		Stock	Paid-in	Development	(Capital
December 31, 2003	Shares	Amount	Subscription	Capital	Stage	Deficit)

November 21, 1985
Issuance of common shares for cash	1,425,001	$141,313	$-	$-	$-	$141,313
Net loss for the year	-	-	-	-	(15,032)	(15,032)
Balance, May 31, 1986	1,425,001	141,313	-	-	(15,032)	126,281

Issuance of common shares for cash	550,000	256,971	-	-	-	256,971
Issuance of common shares for
mineral property	25,000	13,742	-	-	-	13,742
Net loss for the year	-	-	-	-	(58,907)	(58,907)
Balance, May 31, 1987	2,000,001	412,026	-	-	(73,939)	338,087

Issuance of common shares for cash	1,858,748	1,753,413	-	-	-	1,753,413
Net income for the year	-	-	-	-	38,739	38,739
Balance, May 31, 1988	3,858,749	2,165,439	-		(35,200)	2,130,239

Issuance of common shares for cash	1,328,750	1,814,133	-	-	-	1,814,133
Issuance of common shares for
mineral property	100,000	227,819	-	-	-	227,819
Net loss for the year	-	-	-	-	(202,160)	(202,160)
Balance, May 31, 1989	5,287,499	4,207,391	-	-	(237,360)	3,970,031

Issuance of common shares for cash	1,769,767	2,771,815	-	-	-	2,771,815
Issuance of common shares for
Mineral property	8,875	14,855	-	-	-	14,855
Net loss for the year	-	-	-	-	(115,966)	(115,966)
Balance, May 31, 1990	7,066,141	6,994,061	-	-	(353,326)	6,640,735

Net income for the year	-	-	-	-	28,706	28,706
Balance, May 31, 1991	7,066,141	6,994,061	-	-	(324,620)	6,669,441

Net loss for the year	-	-	-	-	(157,931)	(157,931)
Balance, May 31, 1992	7,066,141	6,994,061	-	-	(482,551)	6,511,510

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Consolidated Statements of Changes in Shareholders’ Equity
(Capital Deficit)
(U.S. dollars)

					Deficit	Total
					Accumulated	Shareholders’
From the Date of Inception				Additional	During the	Equity
(November 21, 1985)	Common		Stock	Paid-in	Development	(Capital
through December 31, 2003	Shares	Amount	Subscription	Capital	Stage	Deficit)

Net loss for the year	-	-	-	-	(285,391)	(285,391)
Balance, May 31, 1993	7,066,141	6,994,061	-	-	(767,942)	6,226,119

Issuance of common shares for cash	5,834,491	1,536,260	-	-	-	1,536,260
Share issue costs	-	-	-	-	(18,160)	(18,160)
Issuance of common shares
for mineral property	128,493	23,795	-	-	-	23,795
Net loss for the year	-	-	-	-	(158,193)	(158,193)
Balance, May 31, 1994	13,029,125	8,554,116	-	-	(944,295)	7,609,821

Issuance of common
shares for cash	648,900	182,866	-	-	-	182,866
Net loss for the year	-	-	-	-	(219,576)	(219,576)
Balance, May 31, 1995	13,678,025	8,736,982	-	-	(1,163,871)	7,573,111

Issuance of common shares for cash	2,349,160	2,023,268	-	-	-	2,023,268
Issuance of common shares for debt	506,215	662,282	-	-	-	662,282
Issuance of 5,500,000 special warrants	-	9,453,437	-	-	-	9,453,437
Special warrants issue cost	-	-	-	-	(100,726)	(100,726)

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Consolidated Statements of Changes in Shareholders’ Equity
(Capital Deficit)
(U.S. dollars)

					Deficit	Total
					Accumulated	Shareholders’
From the Date of Inception				Additional	During the	Equity
(November 21, 1985)	Common		Stock	Paid-in	Development	(Capital
through December 31, 2003	Shares	Amount	Subscription	Capital	Stage	Deficit)

Net loss for the year	-	-	-	-	(426,380)	(426,380)
Balance, May 31, 1996	16,533,400	20,875,969	-	-	(1,690,977)	19,184,992

Issuance of common shares
for cash	18,000	10,060	-	-	-	10,060
Issuance of common shares
for special warrants	5,500,000	-	-	-	-	-
Special warrants issue cost	-	-	-	-	(123,806)	(123,806)

Net loss for the period	-	-	-	-	(348,948)	(348,948)

Balance, December 31, 1996				-
	22,051,400	20,886,029	-		(2,163,731)	18,722,298
Issuance of common shares for cash	157,000	157,050	-	-	-	157,050
Issuance of 3,500,000 special warrants	-	5,287,315	-	-	-	5,287,315
Issuance of common shares for special
warrants	3,500,000	-	-	-	-	-
Options to non-employee directors	-	-	-	70,200	-	70,200
Special warrants issue cost	-	-	-	-	(163,313)	(163,313)
Net loss for the year	-	-	-	-	(1,047,869)	(1,047,869)
Balance, December 31, 1997	25,708,400	26,330,394	-	70,200	(3,374,913)	23,025,681

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Consolidated Statements of Changes in Shareholders’ Equity
(Capital Deficit)
(U.S. dollars)

					Deficit	Total
					Accumulated	Shareholders’
From the Date of Inception				Additional	During the	Equity
(November 21, 1985)	Common		Stock	Paid-in	Development	(Capital
through December 31, 2003	Shares	Amount	Subscription	Capital	Stage	Deficit)

Issuance of common shares upon exercise of
warrants	1,834,300	857,283	-	-	-	857,283
Issuance of common shares through
conversion of debt	2,017,941	1,000,000	-	-	-	1,000,000
Share issuance cost	-	-	-	-	(6,060)	(6,060)
Issuance of common shares for cash	5,236,000	2,439,753	-	-	-	2,439,753
Options and re-priced options to non-
employee directors	-	-	-	107,444	-	107,444
Net loss for the year	-	-	-	-	(971,595)	(971,595)
Balance, December 31, 1998	34,796,641	30,627,430	-	177,644	(4,352,568)	26,452,506

Issuance of 13,250,000 special warrants	-	3,350,915	-	-	-	3,350,915
Special warrants issue cost	-	-	-	-	(166,620)	(166,620)

Issuance of common shares for
special warrants	13,250,000		-	-	-	- -
Net loss for the year	-		-	-	(564,657)	(564,657)
Balance, December 31, 1999	48,046,641	33,978,345	-	177,644	(5,083,845)	29,072,144

Cumulative effect of change in accounting for stock
options		-	-	(177,644)	-	(177,644)
Stock subscription	-	-	200,000	-	-	200,000
Net loss for the year	-	-	-	-	(28,708,276)	(28,708,276)
Balance, December 31, 2000	48,046,641	33,978,345	200,000	-	(33,792,121)	386,224

Issuance of common shares through
conversion of debt	406,250	65,000	-	-	-	65,000
Issuance of common shares for
conversion of stock subscription	1,538,462	200,000	(200,000)	-	-	-
Share issuance cost	-	-	-	-	(3,337)	(3,337)

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Consolidated Statements of Changes in Shareholders’ Equity
(Capital Deficit)
(U.S. dollars)

					Deficit	Total
					Accumulated	Shareholders’
From the Date of Inception				Additional	During the	Equity
(November 21, 1985)	Common		Stock	Paid-in	Development	(Capital
through December 31, 2003	Shares	Amount	Subscription	Capital	Stage	Deficit)

Net loss for the year	-		-	-	(262,059)	(262,059)
Balance, December 31, 2001	49,991,353	34,243,345	-	-	(34,057,517)	185,828

Issuance of common shares
through exercise of options	290,000	37,234	-	-	-	37,234
Issuance of common shares
through exercise of warrants	1,520,836	243,334	-	-	-	243,334
Stock option compensation (Note 9)	-	-	-	21,456	-	21,456
Share issuance costs	-	-	-	-	(4,216)	(4,216)
Net loss for the year	-	-	-	-	(347,603)	(347,603)
Balance, December 31, 2002	51,802,189	34,523,913	-	21,456	(34,409,336)	136,033

Issuance of common shares through
exercise of options (Note 8)	100,000	24,379	-	-	-	24,379
Beneficial conversion feature (Note 7)	-	-	-	375,000	-	375,000
Stock option compensation (Note 9)	-	-	-	127,326	-	127,326
Net loss for the year	-	-	-	-	(744,516)	(744,516)
Balance, December 31, 2003	51,902,189	$34,548,292	$-	$523,782	$ (35,153,852)	$(81,778)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Consolidated Statements of Cash Flows
(U.S. dollars)

				Cumulative Amounts
				From Date of
	Year Ended	Year Ended		Inception (November
	December 31,	December 31,		21, 1985) through
	2003	2002		December 31, 2003

Operating activities
Net loss	$(744,516)	$(347,603)	$	(34,567,614)
Adjustments to reconcile net
loss to cash used in operating
activities:
Asset impairment loss	-	-		28,547,592
Abandoned mineral interests	-	-		277,251
Amortization and depreciation	14,303	14,239		405,248
Amortization of debt discount
(Note 7)	179,000	-		179,000
Gain on disposition of
property and equipment	-	-		(10,032)
Stock option compensation
(Note 9)	127,326	21,456		148,782
Changes in assets and liabilities:
Receivables	(1,443)	1,304		(4,868)
Prepaid expenses and other
current assets	(1,625)	2,133		(110,942)
Accounts payable and accrued
liabilities	35,420	5,982		78,619
Royalty and mining rights
payable	25,000	25,000		147,484

Cash used in operating activities	(366,535)	(277,489)		(4,909,480)
Investment activities:
Deferred exploration and
development expenditures	-	-		(22,395,449)
Purchase of mineral properties	-	-		(5,268,409)
Deposits on mineral properties	-	-		(1,017,551)
Purchase of property and
Equipment	-	-		(1,313,838)
Proceeds from sale of property
and equipment	-	-		47,153

Cash used in investment activities	-	-		(29,948,094)
Financing activities:
Borrowing under long-term debt	-	-		3,766,502
Payment of long-term debt	(5,479)	(5,010)		(1,192,618)
Proceeds from convertible debt	375,000	-		440,000

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Consolidated Statements of Cash Flows
(U.S. dollars)

			Cumulative Amounts
			From Date of
	Year Ended	Year Ended	Inception (November
	December 31,	December 31,	21, 1985) through
	2003	2002	December 31, 2003

Issuance of common shares for cash
and stock subscriptions	24,379	280,518	13,591,849
Share issuance costs	-	(4,216)	(586,238)
Issuance of special warrants	-	-	18,091,667
Issuance of common shares upon
exercise of warrants	-	-	857,283
Cash provided by financing activities	393,900	271,342	34,968,445

Net change in cash and cash
equivalents	27,365	(6,147)	110,871

Cash and cash equivalents,
beginning balance	83,506	89,653	-

Cash and cash equivalents,
ending balance	$110,871	$83,506	$110,871

Supplemental disclosures of cash
flow information:

Cash paid during period for:
Interest	$59,716	$60,186	$965,576
Income taxes	$-	$-	$-

Non-cash financing and
investing activities:
Stock option compensation (Note 9)	$127,326	$21,456	$148,782
Exchange of notes for common
shares	$-	$-	$1,727,282

Exchange of note for future
royalty payments	$-	$-	$150,000
Common shares issued for mineral
property	$-	$-	$280,211
Mineral property acquired
through the issuance of long-
term debt	$-	$-	$1,084,833

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

Mineral Properties. Exploration costs pertaining to individual resource prospects are charged to income as incurred except for expenditures on specific properties having indications of the presence of a mineral resource with the potential of being developed into a mine. In this case, acquisition, exploration and development costs relating to mineral properties are deferred until such time as it is determined that the costs are not likely to be recouped or mineral properties are brought into production, abandoned, or sold, at which time they are amortized on the unit of production basis over the estimated life of the property or written off to earnings. Mineral properties include the cost of advance minimum royalty payments, the cost of capitalized property leases, share payments, and the cost of property acquired either by cash payment or the issuance of term debt.

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

Foreign Currency Translation. Golden Queen has adopted the United States dollar as its reporting currency for its financial statements prepared after May 21, 1996 as the United States dollar is the currency of the primary economic environment in which Golden Queen and the Subsidiary conduct business and is considered the appropriate functional currency for the Company’s operations. Balances held in Canadian dollars are re-measured into the functional currency in accordance with SFAS No. 52, “Foreign Currency Translation,” (“SFAS 52”). Assets and liabilities in foreign currencies are generally translated into dollars at the rates in effect at the balance sheet date. Revenues and expenses are translated at average rates for the year. Where amounts denominated in a foreign currency are converted into dollars by remittance or repayment, the realized exchange differences are included in other income. The exchange rates prevailing at December 31, 2003 and December 31, 2002 were $1.30 and $1.58, respectively stated in Canadian dollars per one U.S. dollar. The average rates of exchange during both years ended December 31, 2003 and December 31, 2002 were $1.40 and $1.57 respectively.

GOLDEN QUEEN MINING CO. LTD
(a development stage company)
Summary of Accounting Policies

Net Loss Per Share. The Company computes and discloses earnings and loss per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”), which requires dual presentation of basic earnings per share and diluted earnings per share on the face of all income statements presented for all entities with complete capital structures. Basic earnings per share is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debt. Since the Company’s convertible debt, stock options and warrants are antidilutive for all periods presented, only basic earnings per share is presented. A total of 4,800,870 and 1,225,414 common shares were issuable pursuant to such stock options, warrants and convertible notes payable at December 31, 2003 and 2002 respectively.

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

Fair Value of Financial Instruments. The carrying amount reported in the balance sheets for cash and cash equivalents, receivables, accounts payable and accrued liabilities and royalty and mining rights payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair values of long-term debt and the convertible notes payable approximate their carrying values because the stated rates of the debt reflect recent market conditions or because the rates are variable in nature.

Convertible Notes Payable. Emerging Issues Task Force (“EITF”) issue No. 00-27 requires the value of a beneficial conversion feature associated with convertible instruments to be recorded as a discount and to be amortized over the term of the related convertible instrument using the effective interest rate method. When a company issues a convertible instrument that is convertible into common stock, the value of the beneficial conversion feature is computed by comparing the proceeds of the convertible instrument allocated to the common stock portion of the conversion option and the fair value at the commitment date of the common stock to be received by the holder upon conversion. Upon conversion of the underlying convertible instrument into common stock, the unamortized discount is recorded as interest expense. For the convertible notes payable issued during 2003, a beneficial conversion feature of $375,000 was recorded and $179,000 was amortized in 2003 as interest expense.

Stock Based Compensation. The Company has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and has elected to continue to measure compensation cost for employees under Accounting Principles Board (“APB”) Opinion No. 25, including interpretations provided in Interpretation (“FIN”) No. 44. Generally, under APB No. 25 compensation expense is recognized for the difference between the market price of the underlying common stock and the exercise price of the stock options. Effective from the date of the modification, the Company regularly remeasures compensation expense for the options where there has been a substantive change or modification to such options.

SFAS No. 123 requires the Company to provide pro-forma information regarding net loss as if compensation cost for the stock options granted to the Company’s employees had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The value of stock options granted to non-employees is recognized in these financial statements as compensation expense under SFAS No. 123 using the Black-Scholes option pricing model. Related pro-forma information as required by SFAS No. 123 (see Note 9 for further information) has been disclosed in accordance with SFAS No. 148 as follows:

GOLDEN QUEEN MINING CO. LTD
(a development stage company)
Summary of Accounting Policies

	Years Ended
	December 31
	2003	2002

Net loss, as reported	$(744,516)	$(347,603)
Deduct: Stock-based employee compensation
expense determined under fair-value
based method for all awards not included
in net loss	(152,791)	(85,819)

Pro-forma net loss	$(897,307)	$(433,422)
Loss per share:
Basic and diluted – as reported	$(0.01)	$(0.01)
Basic and diluted – pro-forma	$(0.02)	$(0.01)

Gain on Settlement of Debt. During 2002, the Company early adopted Financial Accounting Standards Board Statement (“FASB”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13 and Technical Corrections (“SFAS No. 145”). SFAS No. 145 requires any gain or loss on early extinguishment of debt to be included in income from continuing operations instead of being classified as an extraordinary item. Any gain or loss on extinguishment of debts from the period prior to adoption must be reclassified into income (loss) from continuing operations.

New Accounting Pronouncements. Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

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

The implementation of these new standards did not have a material effect on the Company’s financial statements.

GOLDEN QUEEN MINING CO. LTD
(a development stage company)
Summary of Accounting Policies

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51”. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined (“SBIs”), are as follows: (a) For interests in special-purpose entities; periods ended after December 15, 2003; (b) For all VIEs created before January 31, 2003: periods ending after December 15, 2004; and (c) For all VIEs created after January 31, 2003. FIN 46 is applicable immediately. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs.

On May 15, 2003, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

Emerging Issue Task Force (“EITF”) No. 04-3 “Mining Assets – Impairment and Business Combinations” sets the standard for mining companies to include value attributable to value beyond proven and probable reserves (“VBPP”) and anticipated fluctuations in the future market price of minerals in their consideration when an entity allocates the purchase price of a business combination to mining assets and when an entity performs the cash flow analysis used to test mining assets for impairment under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-live Assets”.

The implementation of these new standards is not expected to have a material effect on the Company’s financial statements.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements

1. Financial Condition and Ability to Continue as a Going Concern.

The Company has had no revenues from operations since inception, has a deficit accumulated during the development stage of $35,153,852 unable to successfully renegotiate payment schedules with all landowners and debt holders, and has been unable to obtain the necessary financing to complete current development activities or exit the development stage. These conditions continue to raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to control current costs and continue with its efforts to obtain equity based financing to sustain care and maintenance and provide sufficient cash to fund Company activities over the next 12 months. In addition, management plans to secure debt, equity, or joint venture financing to fund construction of the operating facility at the Soledad Property (“Soledad”) (see Note 12).

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

2. Property and Equipment.

Property and equipment consists of:
	December 31, 2003	December 31, 2002

Building	$26,360	$26,360

Furniture and fixtures	56,090	56,090

Equipment	170,027	170,027

Automobiles	21,401	21,401

Rental properties	313,635	313,635

Property and equipment, gross	587,513	587,513

Less accumulated depreciation	325,044	310,741

Property and equipment, net	262,469	276,772

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements

3. Mineral Properties.

The Company has capitalized the amounts which have been paid to acquire property rights and for professional services rendered in the exploration, drilling, sampling, engineering and other related technical, managerial and professional services toward the evaluation and development of certain mining claims known as Soledad, in the Mojave Mining District, Kern County, California. The Company’s investment in mineral properties consisted of the following:

	December 31, 2003	December 31, 2002

Deferred exploration and development expenditures	$21,015,506	$21,015,506

Properties	4,113,738	4,113,738

Advance minimum royalty	2,387,574	2,387,574

Asset impairment loss	(26,834,131)	(26,834,131)

Total	$682,687	$682,687

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

The Company anticipated its inability to make the extension payment scheduled for July 1, 2001, and on August 10, 2001, signed a second amendment to the original stock purchase agreement. This amendment suspends all terms and obligations of the Company as set forth in the original agreement and the first amendment. Further, the amendment requires the Company to recognize a liability of $35,000, on or before July 1, 2001, and on each successive anniversary date for up to five years. To extend the termination date of the agreement, $10,000 of the liability is to be paid in cash, and the balance of $25,000 is to be accrued, without interest, payment of which is deferred until the final stock purchase payment is made. The Company has made the required transfers and accruals and has extended the termination date of the agreement to July 1, 2004.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements

The Company has no legal obligation to continue making payments and cannot perfect its rights as a shareholder of the corporation until full payment under the option is made. Upon commencement of commercial production, if any, the Company would be required to pay a royalty of 1% of gross smelter returns for a period of up to 60 years, not to exceed $60,000,000.

5.  Income Taxes.

At December 31, 2003 and December 31, 2002, the Company had future tax assets of approximately $12,388,000 and $12,320,000, respectively, principally arising from net operating loss carry-forwards for income tax purposes offset by development costs expended for income tax purposes but capitalized for financial reporting purposes. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the future tax asset has been established at both December 31, 2003 and December 31, 2002.

As at December 31, 2003, the Company had net operating loss carry-forwards available to reduce taxable income in future years, approximately, as follows:

Country	Amount	Expiration Dates

United States - Federal	$21,700,000	2004 - 2022

United States - AMT	$18,360,000	2004 - 2022

Canada	$1,837,000	2004 - 2009

These financial statements do not reflect the potential effect on future income taxes of the application of these losses.

Major items causing the Corporation’s effective tax rate to differ from the statutory rate are as follows:

	December 31, 2003		December 31, 2002

Income benefit at statutory rate	$(253,135)	(34)%	$(139,041)	(40)%
Foreign income taxes at other
than the US statutory rate	17,370	2%	3,193	2%
Effect of expiry of tax loss	57,915	8%	52,672	15%
Non-deductible expense	109,014	15%	13,546	3%
Change in valuation allowance	68,836	9%	69,630	20%
Total	$-	-%	$-	-%

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements

6. Long-Term Debt.

Long-term debt consists of the following:

	December 31, 2003	December 31, 2002

Note due to a corporation, payable in monthly
installments of $9,275, including interest at prime
plus 2% estimated to mature in July 2013 and
collateralized by mineral property. *	$745,548	$745,548

Note due an individual, payable in monthly
installments of $600 including interest at 9%,
maturing June 2006, collateralized by mineral
property.	16,054	21,533

	761,602	767,081
Current portion	(751,542)	(5,480)

Long-term debt, less current maturities	$10,060	$761,601

*
In June of 2000, an agreement effective September 30, 2000 was signed by the note holder which allowed for the deferment of principal and interest payments on the note in exchange for monthly payments of $4,000 over a period of three years or until the Company obtains production financing, whichever is sooner. These payments are reflected under interest expense in the financial statements. With the expiration of this agreement as of September 30, 2003, the Company has only been making $4,000 per month payments and has, accordingly, classified this debt as current. The Company has entered into discussion with the landowner regarding the purchase of the property. The following schedule shows the maturity of the debts under the new agreement:

Year ending December 31,	Amount

2004	$751,542
2005	6,555
2006	3,505
$761,602

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements

7. Convertible Debt.

In July 2003, the Company issued convertible promissory notes for aggregate proceeds of $375,000 to three independent third parties. The notes are due on demand 12 months from the date of issuance, bearing interest at the rate of 6.5% and convertible into 1,630,435 units at a rate of $0.23. Each unit consists of one common share and one non-transferable detachable share purchase warrant entitling the holder to purchase one additional common share of the Company at an exercise price of $0.32, exercisable for two years. Interest will be waived on conversion.

The Company has calculated the fair value of the beneficial conversion feature of the convertible promissory notes based upon the fair value of the underlying securities. The fair value of the underlying securities was estimated on the date of commitment of the contractual obligation, using the Black-Scholes option-pricing model, with the following assumptions:

December 31, 2003

Expected dividend yield	0.00%
Expected stock price volatility	181.02%
Risk-free interest rate	1.37%
Expected life of warrants	2 years

A discount of $375,000 (being the value assigned to the conversion feature) has been recorded against the principal of the convertible promissory notes. The discount is being amortized to interest expense using the effective interest rate method over the original term of the convertible promissory notes. Included in operations for the year ended December 31, 2003 is $179,000 in interest expense related to the amortization of the debt discount on the convertible promissory notes.

The convertible promissory notes are summarized as follows:

	Face		Carrying
	Amount	Discount	Value

Issuance in 2003	$375,000	$(375,000)	$-
Amortization of discount	-	179,000	179,000

Balance, December 31, 2003	$375,000	$(196,000)	$179,000

8. Common Shares.

In 2003, two shareholders exercised an aggregate of 100,000 options for common shares at C$0.50 per share for net proceeds of US$24,379 (C$50,000).

In December 2000, two shareholders advanced the Company $200,000 pursuant to a private placement to be completed in January 2001. In January 2001 the private placement was completed with the issuance of an aggregate of 1,538,462 shares at $0.13 per share. In addition, an aggregate of 1,656,250 Common Shares were reserved for issuance as warrants with a fixed price of $0.16 per share which expired unexercised on January 20, 2003. In April 2002, two shareholders exercised an aggregate of 1,520,836 warrants for common shares at $0.16 per share for proceeds of $243,334. A balance of 135,414 warrants expired as of January 20, 2003.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements

9. Stock Option Plan.

Under its amended 1996 stock option plan, the Company may grant options to purchase up to 3,300,000 shares of common stock to officers, directors and employees. The exercise price for all stock options is the closing price of the Company’s common shares in Canadian dollars as traded on the Toronto Stock Exchange on the date of grant. Options issued to directors vest immediately. For all other options, the right to exercise vests over a two year period in equal increments on the date of grant and on each of the first two anniversaries of such date. All stock options issued and outstanding as of December 31, 2003 expire at a date determined by the Company’s Board of Directors, not exceeding five years from the date of grant, or after 39 months from the date of grant if not specified.

On February 4, 2003 stock options to purchase up to 450,000 shares were granted to four directors. The options are exercisable at C$0.81 per share and expire February 4, 2006. On October 8, 2003, stock options to purchase up to a total of 100,000 shares were granted to two of the Company’s consultants. These options are exercisable at C$0.81 per share and expire on February 4, 2006. On the same date all 550,000 options granted at C$0.81 had their exercise prices reduced to C$0.55. .

On March 9, 2002, stock options to purchase up to a total of 375,000 shares were granted to four directors. The options are exercisable at the price of C$0.50 per share and expire on May 9, 2007.

The following is a summary of stock option activity during the years ended December 31, 2003 and 2002:

	Year Ended			Year Ended
	December 31, 2003			December 31, 2002
	Shares	Price Range		Shares	Price Range
Options outstanding, beginning of year	1,090,000	C$	0.13-0.50	1,045,000	C$	0.13-1.00
Options granted	550,000	C$	0.55	375,000	C$	0.50
Options exercised	(100,000)	C$	0.50	(290,000)	C$	0.13-0.25
Options expired / cancelled	-		-	(40,000)	C$	1.00
Options outstanding, end of year	1,540,000	C$	0.13-0.55	1,090,000	C$	0.13-0.50
Options exercisable	1,540,000	C$	0.13-0.55	1,073,333	C$	0.13-0.50

The following table summarizes information about stock options outstanding at December 31, 2003:

		Options Outstanding		Options Exercisable
		Weighted-	Weighted-		Weighted-
	Number	Average	Average	Number	Average
	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
Range of Prices		(Years)
C$0.50	675,000	2.46	C$0.50	675,000	C$0.50*
C$0.25	65,000	2.20	C$0.25	65,000	C$0.25
C$0.23	110,000	2.10	C$0.23	110,000	C$0.23
C$0.20	50,000	0.60	C$0.20	50,000	C$0.20
C$0.13	90,000	2.90	C$0.13	90,000	C$0.13
C$0.55	450,000	2.08	C$0.55	450,000	C$0.55
C$0.55	100,000	2.08	C$0.55	100,000	C$0.55
C$0.13 - $ 0.55	1,540,000	2.13	C$0.45	1,540,000	C$0.45

* Subsequent to year end, 75,000 options with an exercise price of $0.50 per share expired unexercised.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements

The Company accounts for stock-based compensation awarded to employees by applying APB Opinion No. 25 “Accounting for Stock Issued to Employees”, and related Interpretations. Under APB Opinion No. 25, because the exercise price of the Company’s employee stock options approximates the market price of the underlying stock at the date of grant, no compensation cost is recognized in the period reported. The weighted average market value at date of grant for options granted to employees in 2003 and 2002 was US $0.51 and US$0.17 per option, respectively. The Company applies variable accounting to remeasure compensation expense for the options where there has been substantive modifications to the terms of such options. Additional compensation costs will be recognized when the intrinsic value of the options upon remeasurement exceeds the original intrinsic value of the options as measure in accordance with APB Opinion No. 25. No additional compensation costs were recorded for the modification of the exercise price for the options granted in 2003 as the market value of the Company stock on the date of the modification and at year end is less than the amended exercise price of the options.

SFAS Statement No. 123, Accounting for Stock-Based Compensation” (“SFAS 123”), requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002, respectively: no dividend yield and expected option life of 3 years (2002 – 5 years); expected volatility of 227% (2002 – 199%); and risk-free interest rates of 3.81% (2002 - 6.0%).

Based on the above assumptions, the fair value of options issued during 2003 and 2002 was $280,117 ($0.51 per share) and $107,534 ($0.29 per share), respectively. During 2003, the Company, using the Black-Scholes option-pricing model with the above-noted assumptions, estimated the fair value of stock options granted for non-directors services as $127,326 (2002 - $21,456) which was recognized as compensation expense in the Statements of Operations.

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

On September 19, 1994, the Company entered into a mining lease agreement granting exclusive exploration and development rights on property adjacent to claims previously described. The term of the agreement is for 20 years and consideration included a cash payment of $30,000 and annual minimum lease payments of $10,000. In 2001, this lease was successfully renegotiated to include a three year moratorium of payments. The Company will pursue further negotiations with this landowner in 2004. While the Company has successfully negotiated agreements with its’ landowners in the past, there can be no assurance that the agreement will be successfully renegotiated in the future.

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

11. Related Party Transactions.

Jerrold W. Schramm, a director of Golden Queen until January 22, 2001, is a partner of the law firm of Lawson Lundell Lawson & McIntosh, counsel to the Company. During the year ended December 31, 2003 and 2002, the Company paid Lawson Lundell Lawson & McIntosh $463 and $26,199, respectively for services rendered.

For the year ended December 31, 2003, $NIL (2002 - $14,647) was paid to Mr. Edward Thompson, and $68,626 (2002 - $NIL) was paid to Mr. H. L. Klingmann for services as President of the Company. No other compensation was paid or given during the year for services rendered by the directors in such capacity, and no additional amounts were payable at year-end under any standard arrangements for committee participation or special assignments.

The above noted transactions were in the normal course of operations, and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

12. Subsequent Event

Subsequent to the year ended December 31, 2003, the Company entered into private placement agreements with 10 independent investors to issue an aggregate of 8,000,000 units at CDN$0.50 per unit for gross proceeds of CDN$4,000,000. Each unit is comprised of one share purchase warrant. Each warrant entitles the holder to purchase during a two year period one common share at a price of CDN$0.62 in the first year and CDN$0.75 in the second year.

[The balance of this page has been left blank intentionally.]