Form 10KSB/A
period 2003-12-31
GOLDEN QUEEN MINING CO LTD
filed 2004-05-12
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Issuer’s telephone number: (604) 921-7570

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

EXPLANATORY NOTE

Golden Queen Mining Co. Ltd. hereby amends its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (originally filed with the Securities and Exchange Commission on April 20, 2004) to include Part III, Items 9 through 12. Except for the foregoing, no other changes have been made to the Form 10-KSB and this Form 10-KSB/A does not modify or update the disclosure contained in the Form 10-KSB in any way other than as discussed above and reflected below.

PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The names, ages, and business experience for at least the past five years and positions of the directors and executive officers of the Company as of April 19, 2004, are as follows. The Company’s board of directors consists of four directors. All directors serve until the next annual meeting of the Company’s stockholders or until their successors are elected and qualified. Executive officers of the Company are appointed by the board of directors.

Name	Age	Position
Edward G. Thompson	67	Director and Chairman
H. Lutz Klingmann	64	President and Director
Chester Shynkaryk	59	Secretary and Director
Gordon C. Gutrath	66	Director

Biographical Information Concerning Directors and Executive Officers

H. LUTZ KLINGMANN. Mr. Klingmann was appointed president of the Company on November 29, 2002 and has served as a director since March 1, 2001. He also acts as a director of Minto Explorations, Ltd. and has served as such since its inception in 1993. Mr. Klingmann is a registered professional engineer.

CHESTER SHYNKARYK. Mr. Shynkaryk’s principal occupation is president and director of Vision Coatings Group. Mr. Shynkaryk has been a director of the Company since 1985 and served as the president of the Company from 1985 to 1995, then was elected Secretary in 1996. In addition, he serves as a director of Consolidated Global Minerals Ltd.

GORDON C. GUTRATH. Mr. Gutrath’s principal occupation is president of Atled Exploration Management Ltd. Mr. Gutrath has been a director of Golden Queen since 1987. As the founder of Queenstake Resources in 1977, he served as its president from 1977 until 1985. Mr. Gutrath is a professional geologist and a registered professional engineer in British Columbia.

EDWARD G. THOMPSON. Mr. Thompson’s principal occupation is president of E.G. Thompson Mining Consultants, Inc. Mr. Thompson has been a director of Golden Queen since 1994. He was elected Chairman of the Company effective January 29, 1997 and was appointed president and chief executive officer of the Company on February 28, 2000 and served as such until November 29, 2002. Since 1990, he has also served as president of E.G. Thompson Mining Consultants Inc., which he owns. He is also chairman of Sparton Resources Inc. and president Consolidated Thompson-Lundmark Gold Mines Ltd. He serves on the board of directors of Adrian Resources Ltd., Aurogin Resources, Freewest Resources (Canada), Sparton Resources, Inc. and Western Troy Capital Resoucse, Inc. Mr. Thompson graduated from the University of Toronto in 1959 with a degree in mining geology and in 1960 he earned a degree in economic geology.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Golden Queen's directors, executive officers and persons who own more than 10% of a registered class of Golden Queen’s securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Sense. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish Golden Queen with copies of all Section 16(a) reports they file.

To Golden Queen’s knowledge, based solely on a review of Forms 3 and 4, as amended, furnished to it during its most recent fiscal year, and Forms 5, as amended, furnished to it with respect to such year, Golden Queen believes that during the year ended December 31, 2003, its directors, executive officers and greater than 10% stockholders complied with all Section 16(a) filing requirements of the Securities Exchange Act of 1934.

Code of Ethics

The Company has not adopted a code of ethics, however, it intends to do so in connection with any expansion of its management.

Item 10.      Executive Compensation

Summary Compensation Table

The following table sets forth all compensation paid or earned for services rendered to the Company in all capacities during the fiscal years ended December 31, 2001, 2002 and 2003 by Golden Queen’s president and chief executive officer (“CEO”) and each executive officer who earned over $100,000 in total salary and bonus during the three most recently completed financial years, for services rendered to the Company.

SUMMARY COMPENSATION TABLE

Position (a)	Annual Compensation				Long Term Compensation
	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other Annual Compensation ($) (e)	Awards	Payouts
					Securities Under Options/SARs Granted (#) (f)	Restricted Shares Or Restricted Share Units ($) (g)	LTIP Payouts ($) (h)	All other Compensation ($) (i)
Edward G. Thompson [1]	2003	Nil	Nil	Nil	75,000	Nil	Nil	Nil
	2002	$14,647	Nil	Nil	75,000	Nil	Nil	Nil
	2001	$10,653	Nil	Nil	50,000	Nil	Nil	Nil
H. Lutz Klingmann[2] President	2003	$68,626	Nil	Nil	225,000	Nil	Nil	Nil
	2002	Nil	Nil	Nil	75,000	Nil	Nil	Nil
	2001	Nil	Nil	Nil	Nil	Nil	Nil	Nil

[1]	Mr. Thompson resigned as President and CEO on November 29, 2002. He is a member of the Audit Committee and the Compensation Committee.

[2]	Mr. Klingmann was appointed President on November 29, 2002. He is a member of the Audit Committee and the Compensation Committee.

OPTION/SAR GRANTS DURING THE MOST RECENTLY COMPLETED FINANCIAL YEAR

The board of directors has approved the issuance of stock options to our employees, directors, officers and consultants. Unless otherwise provided by the board of directors, all vested options are exercisable for a term of five years from the date of grant. On December 31, 2003, there were options granted to acquire 1,540,000 shares of the authorized common stock.

During the fiscal year ended December 31, 2003, Golden Queen granted the following stock options to the Company’s CEO and president:

Name	Number of Securities Underlying Options/ SARs Granted (#)	Percent of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Market Value of Securities Underlying Options/ SARs on the Date of Grant ($/ Security)	Expiration Date
H. Lutz Klingmann, President	225,000[1]	40.9%	C$0.55	C$0.64[2]	February 4, 2006

[1]	These options were previously granted on February 4, 2003 and the board of directors approved a repricing on October 10, 2003. The repricing is subject to obtaining shareholder approval.

[2]	For the purposes of this section, the date of grant is October 10, 2003, the date of the repricing.

AGGREGATED OPTION/SAR EXERCISES DURING THE MOST RECENTLY COMPLETED
FINANCIAL YEAR AND FINANCIAL YEAR-END OPTION/SAR VALUES

The following stock options were exercised by the Named Executive Officers during the Company’s fiscal year ended December 31, 2003:

Name	Shares acquired on exercise (#)	Value realized ($)	Number of securities underlying unexercised options/SARs at FY-end (#) Exercisable/ Unexercisable	Value of unexercised in- the-money options/ SARs at FY-end ($) Exercisable/ Unexercisable
H. Lutz Klingmann	Nil	N/A	365,000	C$21,850

OPTION AND SAR REPRICINGS

The following stock options held by the Named Executive Officers were repriced during the Company’s fiscal year ended December 31, 2003:

Name (a)	Date of Repricing (b)	Securities Under Options/ SARs Repriced or Amended (#) (c)	Market Price of Securities at Time of Repricing or Amendment ($/Security) (d)	Exercise Price at Time of Repricing or Amendment ($/Security) (e)	New Exercise Price ($/Security) (f)	Length of Original Option Term Remaining at Date of Repricing or Amendment (g)
H. Lutz Klingmann	October 10, 2003	225,000	C$0.64	C$0.81	C$0.55	Expiring on February 4, 2006

The Toronto Stock Exchange has conditionally accepted the repricing of options to purchase an aggregate of 550,000 common shares previously granted to insiders of the Company under the Company’s stock option plan at a price of C$0.81 per share. The Company proposed to reduce the exercise price to $0.55 per share and the board of directors approved the repricing on October 10, 2003.

Item 11.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As at April 30, 2004, there were 266 shareholders of record holding common shares of the Company.

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of April 19, 2004 by:

(i)	each person or entity known by Golden Queen to beneficially own more than 5% of the Common Stock;

(ii)	each director of Golden Queen;

(iii)	each of the Named Executive Officers of Golden Queen; and

(iv)	all directors and executive officers as a group.

Except as noted below, Golden Queen believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]	Percent of Class [2]
Common Stock	Edward G. Thompson 111 Moore Avenue Toronto, Ontario M4T 1V7	368,500[3]	0.61%
Common Stock	Chester Shynkaryk 9478 Thomas Drive Richmond, BC V7E 5Y4	438,000[3]	0.73%
Common Stock	Gordon C. Gutrath 4482 Quesnel Drive Vancouver, BC V6L 2X6	320,000[3]	0.53%
Common Stock	H. Lutz Klingmann 6411 Imperial Avenue West Vancouver, BC V7W 2J5	350,000[3]	0.58%
Common Stock	All directors and officers as a group (4 persons)	1,476,500[3]	2.42%
Common Stock	Landon T. Clay Peterborough, New Hampshire	11,488,792[4]	19.16%

[1]	Based upon information furnished to Golden Queen by either the directors and executive officers or obtained from the stock transfer agent of Golden Queen.

[2]	Based upon a total of 59,967,186 shares of common stock issued and outstanding as at April 19, 2004, and includes in each case any stock underlying vested options granted to each person listed.

[3]
These amounts include beneficial ownership of securities not currently outstanding but which are reserved for immediate issuance on exercise of options. In particular, these amounts include, respectively for each director or officer, shares issuable upon exercise of options as follows: 245,000 shares issuable to Edward G. Thompson; 325,000 shares issuable to Chester Shynkaryk; 215,000 shares issuable to Gordon C. Gutrath and 300,000 shares issuable to H. Lutz Klingmann.

[4]

Consists of: 11,210,765 shares held directly by Mr. Landon Clay; 4,663 shares held by LTC. Corp Profit Sharing and Retirement Plan, of which Mr. Clay is a trustee; 26,114 shares held by LTC Corp., with which Mr. Clay is affiliated; and 247,250 shares held by Arctic Coast Petroleum Ltd., with which Mr. Clay is affiliated.

In addition, Mr. Clay is related to three charitable trusts, The Landon T. Clay Charitable Lead Trust Dated 11/30/83, The Landon T. Clay Charitable Lead Trust II and The Landon T. Clay Charitable Annuity Lead Trust, which hold in the aggregate of 14,003,682 shares. As Mr. Clay has no beneficial interest in and does not, directly or indirectly, exercise control or direction over any of the trusts, he expressly disclaims any interest therein.

Item 12.      Certain Relationships and Related Transactions

In April 2002, two shareholders, each beneficially holding in excess of 10% of the voting shares of the Company, converted an aggregate of 1,520,836 warrants for common shares at $0.16 per share netting $243,334 for the Company. The balance of 135,414 warrants held by the shareholders expired as of January 20, 2003.

On July 8, 2003, one shareholder beneficially holding in excess of 10% of the voting shares of the Company purchased a 6.5% convertible promissory note for the amount of $150,000. The promissory note is due on demand on July 9, 2004 and is convertible into units of the Company at a price of $0.23 per unit, each unit consisting of one common share and one non-transferable detachable share purchase warrant, each whole warrant entitling the holder to purchase one additional common share of the Company at an exercise price of $0.32 for a term of two years.

On January 26, 2004, one shareholder beneficially holding in excess of 10% of the voting shares of the Company purchased 3,000,000 units pursuant to a private placement by the Company for an aggregate purchase price of $1,500,000.

Item 14.      Principal Accountant Fees and Services

The fees for services provided by the Company’s auditors in each of the fiscal years ended 2002 and 2003 were as follows:

Fees	2002	2003
Audit fees	7,000	29,000
Audit related fees	Nil	Nil
Tax fees	1,100	1,447
All other fees	Nil	Nil

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

Date: May 11, 2004

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ H. Lutz Klingmann	President, Chief Executive Officer and Director	May 11, 2004
H. Lutz Klingmann

/s/ Edward Thompson	Chairman of the Board and Director	May 11, 2004
Edward Thompson

/s/ Chester Shynkaryk	Secretary and Director	May 11, 2004
Chester Shynkaryk

/s/ Gordon Gutrath	Director	May 11, 2004
Gordon Gutrath