Form 10QSB
period 2004-03-31
GOLDEN QUEEN MINING CO LTD
filed 2004-05-20
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT PURUSANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

6411 Imperial Avenue,
Vancouver, British Columbia
V7W 2J5, Canada
(Address of principal executive offices)

Registrant’s telephone number, including area code: (604) 921-7570

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to section 12(g) of the Act: Common stock, without par value.

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

The number of outstanding shares of the issuer’s common stock at March 31, 2004, was 51,967,186 common shares.

Transitional Small Business Disclosure Format: Yes ☐   No ☒

GOLDEN QUEEN MINING CO. LTD.
QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY
PERIOD ENDED MARCH 31, 2004

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

[The balance of this page has been intentionally left blank]

PART II

Item 2. Changes in Securities

No instruments defining the rights of the holders of any class of registered securities were modified during the period covered by this report. No rights evidence by any class of registered securities were materially limited or qualified by the issuance or modification of any other class of securities during the period covered by this report.

On January 27, 2004, the Company issued 8,000,000 units of the Company at a price of $0.50 per unit for gross proceeds of $4,000,000 pursuant to a private placement offering. Each unit was comprised of one common share and one non-transferable share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share of the company for a two year term at an exercise price of $0.62 in the first year and $0.75 in the second year.

A total of 5,500,000 units were sold to the following placees who are US residents:

Name	Number of Units Purchased
Landon T. Clay	3,000,000
Hedonic Capital LLC	900,000
Jonathan P. Schwartz	500,000
Peter Mowschenson	50,000
Gabelli Gold Fund	1,000,000
Alan Phillips	50,000

The units were sold pursuant to Rule 506 of Regulation D, which provides a safe harbour from the requirement to register the securities under the U.S. Securities Act of 1933. The shares, and the common shares underlying the share purchase warrants, are subject to restrictions on resale pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

A total of 2,500,000 units were sold to the following non-US residents:

Name	Number of Units Purchased
Isak Salti	100,000
RAB Capital Limited	2,000,000
Douglas B. Johnson	200,000
Europlan Trust Company Limited	200,000

The units were sold without registration under the Securities Act in reliance on the safe harbor provisions of Regulation S promulgated under the Securities Act. None of the purchasers were “U.S. persons” as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an “offshore transaction” as that term is defined in Rule 902(i) of Regulation S. The shares, and the common shares underlying the share purchase warrants, are subject to restrictions on resale pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the first quarter of 2004.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

Form 8-K Reports.

The Company filed no reports on Form 8-K during the first quarter of 2004.

[The balance of this page has been intentionally left blank.]

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 19, 2004
Golden Queen Mining Co. Ltd.

	By:	/s/ H. Lutz Klingmann
H. Lutz Klingmann
President and Principal Financial Officer