Form 10QSB
period 2004-06-30
GOLDEN QUEEN MINING CO LTD
filed 2004-08-16
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURUSANT TO SECTION 13 OR 15 (d) OF THE S
ECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________

GOLDEN QUEEN MINING CO. LTD.
(Exact name of registrant as specified in its charter)

Province of British Columbia	0-21777	Not Applicable
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)	(Commission File Number)

11847 Gempen Street
Mojave, California 93501
(Address of principal executive offices)

Registrant’s telephone number, including area code: (661) 824-1054

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, without par value

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of outstanding shares of the issuer’s common stock at August 13, 2004 was 60,945,446 shares.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

GOLDEN QUEEN MINING CO. LTD.
QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY
PERIOD ENDED JUNE 30, 2004

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

There were no matters submitted to a vote of security holders during the second quarter of 2004.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

Form 8-K Reports.

The Company filed no reports on Form 8-K during the second quarter of 2004.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2004
Golden Queen Mining Co. Ltd.

By: /s/ H. Lutz Klingmann
H. Lutz Klingmann
President and Principal Financial Officer