Form 10QSB
period 2004-09-30
GOLDEN QUEEN MINING CO LTD
filed 2004-11-15
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURUSANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________to _______________

GOLDEN QUEEN MINING CO. LTD.
(Exact name of registrant as specified in its charter)

Province of British Columbia	0-21777	Not Applicable
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

6411 Imperial Avenue
Vancouver, British Columbia
V7W 2J5 Canada
(Address of principal executive offices)

Registrant's telephone number, including area code: (604) 921-7570

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, without par value

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

The number of outstanding shares of the issuer's common stock at November 12, 2004 was 60,995,446 shares.

Transitional Small Business Disclosure Format: Yes ☐     No ☒

GOLDEN QUEEN MINING CO. LTD.
QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY
PERIOD ENDED SEPTEMBER 30, 2004

i

PART I

Item 1. Financial Statements

In accordance with the Securities and Exchange Commission's "Exchange Act Rule 240. 13a-13-c", and having met all of the conditions set forth therein, Golden Queen Mining Co. Ltd. is excluded from the provisions which require Part I filing of the quarterly financial statements.

The Company has been in the exploration and development stage of its business and has had no reported revenues from operations since inception.

Item 2. Management's Discussion and Analysis or Plan of Operations

In accordance with the Securities and Exchange Commission's "Exchange Act Rule 240.13a -13-c", and having met all of the conditions set forth therein, Golden Queen Mining Co. Ltd. is excluded from the provisions which require Part I filing of management's discussion and analysis or plan of operations.

Item 3. Controls and Procedures

In accordance with the Securities and Exchange Commission's "Exchange Act Rule 240.13a -13-c", and having met all of the conditions set forth therein, Golden Queen Mining Co. Ltd. is excluded from the provisions which require Part I filing of management's discussion and analysis or plan of operations.

[The balance of this page has been intentionally left blank]

PART II

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual General and Extraordinary Meeting of the holders of Common Shares of the Company held on July 19, 2004, the shareholders voted on the following matters:

1.	Fixing Number of Directors. The shareholders approved the motion to fix the number of Directors at four (4).

For: 16,381,421
Against or Withheld: 1,000

2.	Election of Directors. The following nominees were elected as directors to serve until the next annual general meeting of the shareholders:

H. Lutz Klingmann
         For: 16,380,421
         Withheld: 1,000

Edward G. Thompson
         For: 16,380,421
         Withheld: 1,000

Gordon Gutrath
         For: 16,380,421
         Withheld: 1,000

Chester Shynkaryk
         For: 16,381,421
         Withheld: 0

3.	Appointment of Auditors. The shareholders approved the reappointment of BDO Dunwoody as auditor of the Company until the next annual general shareholder meeting.

For: 16,381,421
Withheld: 0

4.
Approval of Conversion of Promissory Note Issued to Mr. Landon Clay . The shareholders approved the motion to authorize the conversion of a promissory note issued to Mr. Landon Clay at the rate of $0.23 per unit.

For: 5,486,912
Against: 12,964

10,881,545 shares held by insiders were withheld from voting pursuant to the requirements of the Toronto Stock Exchange.

5.	Repricing of Incentive Stock Options. The shareholders approved a decrease in the exercise price of 550,000 stock options previously granted to insiders of the Company from $0.81 to $0.55.

For: 15,394,571
Against: 986,850

6.
Approval of Exercise of Warrants Held by Mr. Landon Clay . The shareholders approved the issuance of shares of the Company to Mr. Landon Clay upon the exercise of previously issued private placement warrants.

For: 5,323,362
Against: 176,514

10,881,545 shares held by insiders were withheld from voting pursuant to the requirements of the Toronto Stock Exchange.

7.
Approval of Issuance of Compensation Shares to the Company's President . The shareholders approved the issuance of up to 300,000 common shares of the Company to H. Lutz Klingmann, the Company's President and Chief Operating Officer, as part of his compensation package based on certain milestones being met.

For: 16,203,907
Against: 177,514

8.
Special Resolution: Removal of Pre-Existing Company Provisions. The shareholders defeated the motion to remove pre-existing company provisions set forth in Part 16 of the Regulations of the Business Corporations Act (British Columbia).

For: 4,914,418
Against: 11,467,003

9.	Special Resolution: Increase in Authorized Capital. The shareholders defeated the motion to increased the authorized capital of the Company to an unlimited number of common shares.

For: 4,156,718
Against: 12,224,703

10.
Special Resolution: Majority Required to Pass a Special Resolution . The shareholders approved the motion that a provision be provided in the Company's Articles setting the majority required to pass a special resolution at two-thirds of the votes cast on the resolution

For: 16,199,571
Against: 181,850

11.
Special Resolution: Replacement of Articles. The shareholders approved the motion that the existing Articles of the Company be cancelled and a new form of Articles be adopted as the Articles of the Company.

For: 15,456,021
Against: 925,400

12.	Other Business. For: 3,764,745 Against: 12,615,562 1,114 shares held by insiders were withheld from voting pursuant to the requirements of the Toronto Stock Exchange.

Item 6. Exhibits

Exhibits.

31.1 Rule 13a-14(a)/15d-14(a) Certifications

32.1 Section 1350 Certifications

Form 8-K Reports.

The Company filed no reports on Form 8-K during the second quarter of 2004.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 12, 2004
Golden Queen Mining Co. Ltd.

By: /s/ H. Lutz Klingmann
H. Lutz Klingmann
President and Principal Financial Officer