Form 10KSB
period 2004-12-31
GOLDEN QUEEN MINING CO LTD
filed 2005-04-18
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

  ☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☐

State issuer’s revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): Approximately $13,559,621 as at April 7, 2005.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 61,190,446 common shares as at April 7, 2005.

Transitional Small Business Disclosure Format. Yes  ☐   No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the 2005 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-KSB, which definitive proxy statement is to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2004. If the definitive proxy statement is not filed within the 120 day period, the issuer will instead file an amendment to this Form 10-KSB disclosing the omitted items under Part III.

Form 10-KSB

PART I

Item 1. Description of Business.

Glossary

Certain terms used in this report are described below.

Advance minimum royalty. Cash royalty payments made in advance of production to hold a mining lease. Advance minimum royalties are usually, but not always, credited against production royalties.

Ag. The symbol for silver.

Au. The symbol for gold.

Development stage. Activities related to the preparation of a mineral deposit for extraction.

Exploration stage. Activities such as drilling, sampling and assaying related to the search for mineral deposits.

Fault or faulting. A fracture in the earth’s crust accompanied by a displacement of one side of the fracture with respect to the other.

Grade. A term used to assign value to resources and reserves, such as troy ounces and troy ounces per ton (oz and oz/ton) or gram per tonne (g/t). Grades are reported both in Imperial and SI units in this Form 10-KSB.

Heap leaching. A gold extraction process where dilute cyanide solution percolate through crushed ore heaped on an impervious pad.

Kriging. A geostatistical method used to determine mineral reserve grades.

Mineable Ore Reserve. Refers to reserves that are proven and probable.

Mineral deposit. A mineral deposit is a mineralized body, which has been intersected by a sufficient number of closely spaced drill holes or by underground workings to support a quantity with an average grade(s) of metal(s) to warrant further exploration or development. A mineral deposit is sometimes also referred to as mineralized material or as mineralized material inventory. A mineral deposit does not qualify as a commercially mineable ore body (reserves) under standards promulgated by the Securities and Exchange Commission until a final, comprehensive, economic, technical and legal feasibility study based upon test results has been concluded.

Ore. A natural aggregate of one or more minerals which, at a specified time and place, may be mined and sold at a profit or from which some part may be profitably separated.

Reserves. That part of a mineral deposit, which could be economically and legally mined at the time of determination. Reserves are subcategorized as either proven reserves, for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, and grade and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content are well-established; or probable reserves, for which the quantity and grade and/or quality are computed from information similar to that used for proven reserves, yet the sites for inspection, sampling and measurement are farther apart.

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

General Development of Business

Golden Queen Mining Co. Ltd., (the Company) was incorporated under the laws of the Province of British Columbia in November 1985 and is engaged in the development of its mineral properties (the “Property”) located in the Mojave Mining District, Kern County, California. The Company acquired its initial interest in the Property in 1986 and has since acquired additional property interests in the area. Work on its Soledad Mountain project (the “Project”) is done by Golden Queen Mining Company, Inc., a California corporation and the wholly owned subsidiary (the “Subsidiary”) of the Company.

The Company explored for gold and silver on the Property and did extensive engineering work on the Project between 1988 and 1999. M3 Engineering and Technology Corp. (M3), Tucson completed a feasibility study for the Project in 1998 with gold and silver prices of $350/oz and $5.50/oz respectively. The mineral reserve, prepared as part of the feasibility study, was 48.6million tonnes (53.6million tons) with average grades of 0.86 g/t gold (0.025 oz/ton) and 12.7 g/t silver (0.371 oz/ton). The Company did additional drilling and underground sampling to confirm results and to expand the mineral reserves in 1998 and 1999. The feasibility study was revised in-house in 2000.

The most recent mineral resource estimate for the deposit, done in 2000, is 122.2million t (134.7million ton) with average grades of 0.669 g/t gold (0.020 oz/ton) and 12.213 g/t silver (0.356 oz/ton). The mineral reserve estimate, also done in 2000, is 57.3million t (63.3million ton) with average grades of 0.83 g/t gold (0.024 oz/ton) and 13.5 g/t silver (0.39 oz/ton) and this was calculated with gold and silver prices of $300/oz and $5.50/oz respectively. This mineral reserve is estimated to contain 1,529,000 oz gold and 24,870,000 oz silver.

The Company plans to develop the Project as an open pit, heap leach operation. Facilities will be constructed for processing ore at the design rate of 5.7 million tonnes (6.3 million tons) per year for 12 years, followed by neutralization of the heap and reclamation of the site. It may also be possible to develop a construction aggregate business on the Property. The source of raw materials would be the finely crushed and rinsed residue from the heap leach operation and rock from the waste rock dumps.

The Company had previously reported that it expected to begin producing gold and silver from the Project during the second half of 1998, once permitting was completed. Because of relatively low gold prices in the late 1990’s and in the early 2000’s, however, the Company was not able to obtain financing for the Project and the Project was therefore put on hold in late 2000. Employees were laid off and costs were reduced to the minimum required to maintain rights to the Property. The major landowners agreed to a 3-year moratorium on property payments or until the price of gold improved. The Company recorded an asset impairment loss of $28,547,592 for the year ended December 31, 2000 and this asset impairment loss reduced the carrying value of fixed assets, mineral properties, and other assets to their estimated net realizable value.

The Project remained on hold in 2001, 2002, 2003 and 2004.

The Company initiated a detailed review of the Project in mid-2002 to identify new approaches that would reduce both the capital cost to the start of production and future operating costs to ensure a viable mining operation at foreseeable gold and silver prices. Work is continuing on a detailed feasibility study and this work is described in the following sections.

The registered office of the Company is located at 1200 - 750 West Pender Street, Vancouver, British Columbia V6C 2T8 and its executive offices are located at 6411 Imperial Ave., West Vancouver, BC, V7W 2J5.

Project Background

The Project is located approximately 8 km (5 miles) south of Mojave in Kern County in southern California.

Gold mining on Soledad Mountain dates back to the late 19th century. The largest producer was a syndicate managed by Gold Fields America Development Co. (Gold Fields), a subsidiary of Consolidated Gold Fields of South Africa. This syndicate managed an underground mine and mill on the property from 1935 to 1942, when the mine was forced to close by War Production Board Order L-208. Production after the war was minimal, as costs had increased while the price of gold remained fixed at $35/oz until 1973.

The Company was formed in November 1985 to acquire the Subsidiary, which had secured, by agreement, a core group of claims on the Property. The Company has since added to its holdings and currently controls 1,012 hectare (2,500 acres) of land.

Exploration & Mineral Resource Estimates

The Soledad Mountain deposit is hosted in a volcanic sequence of rhyolite porphyries, quartz latites and bedded pyroclastics that occur on a large dome-shaped feature, called Soledad Mountain, along the margins of a collapsed caldera. High-grade precious metal mineralization is associated with steeply dipping epithermal fissure veins occupying faults and fracture zones that cross cut the rock units and generally trend in a northwest direction. The veins are contained within siliceous envelopes of lower grade material that forms the bulk of the mineral resource.

The primary rock types that will be mined are rhyolite porphyry and flow-banded rhyolite, quartz latite porphyry, pyroclastics and siliceous vein material. The rock types will be found in different areas and phases of the open pit. Little or no clay occurs in any of the rocks and the rocks contain upwards of 80 % Si as SiO2. Rhyolite porphyry and flow-banded rhyolite were grouped as a single rock type for the metallurgical test work and three primary rock types will therefore be mined and processed at various times through the life of the mine.

Extensive programs of mapping, diamond drilling, reverse-circulation drilling and underground diamond drilling and sampling were carried out between 1988 and 1999. The information used to develop the geological database has been summarized in the table below. This geological database contains 78,194 sample intervals.

Diamond-drilling	9,802.1 m	32,127 ft
Reverse-circulation drilling	89,912.0 m	294,987 ft
Old cross-cuts (1930s)	6,813.0 m	22,352 ft
Underground drilling (1930s)	4,909.7 m	16,108 ft
Recent cross-cuts (1980s)	2,156.6 m	7,075 ft
TOTAL	113,593.4 m	372,649 ft

A mineral resource estimate was included in the feasibility study done by M3 in 1998. Mineral Resources Development, Inc. (MRDI), San Mateo did a detailed due diligence review of the procedures used by the Company and its consulting engineers and MRDI and the Company developed the deposit model. MRDI submitted a final report in April 2000.

Mintec, Inc. (Mintec), Tucson did the mineral resource estimate for the deposit in 2000. Linear kriging was used to estimate gold and silver grades for all blocks in the deposit model. The mineral resource estimate includes all blocks within the limits of the model with no assumptions as to economic viability. An independent manual estimate of mineralized rock (a cross-sectional, polygonal resource estimate) was also done as a check on the blocks in the model. It is important to note that the historic Gold Fields gold assays were adjusted downwards for this “base case” mineral resource estimate as recommended by MRDI.

The “base case” mineral resource for the deposit, above a cut-off grade of 0.274 g/t AuEq (0.008 oz/ton AuEq) is 122,163,000 t with grades of 0.669 g/t gold (0.020 oz/ton gold) and 12.213 g/t silver (0.356 oz/ton). This mineral resource is estimated to contain 2,628,000 oz gold and 47,971,000 oz silver.

The gold equivalent grade (AuEq) for the mineral resources was calculated as follows:

Gold equivalent grade or AuEq g/t = Au g/t + {(Ag/R1)*R2} g/t

R1= Au price in $/oz/Ag price in $/oz; and R2 = Ag recovery in %/Au recovery in %
or R1 = 325.00/6.00 = 54.167 and R2 = 60.00/78.00 = 0.7692.

The mineral resource estimate calculated with unadjusted historic Gold Fields gold assays shows an increase in the total gold content of the mineral resource of 9.2%. This therefore presents an “upside case” for the Project.

Exploration Potential

Additional geological targets have been identified on the Property. These targets are generally peripheral (east, south and west) to the currently defined mineral resource. In the east, two additional zones of quartz stringer veins have been mapped in the hanging wall of the Karma/Ajax vein system. Toward the south, an extension of the Silver Queen vein system is open and additional vein splits have been mapped on surface. Also, an extension of the Golden Queen vein system appears to be offset by an east-west trending fault. Initial drill results indicate widths of 8 m with good gold and silver grades.

The exploration work to date has focused on known fault/vein structures central to the mineral resource. The host volcanics associated with the mineralization on the Property extend further to the south and have not been fully evaluated. Further, anomalous gold values have also been found in the low volcanic hills protruding from the valley floor and trending northwest from the Property.

The continuity of mineralization at depth remains untested.

A number of areas have been targeted for further exploration and this will depend upon the availability of funds.

Mine Design

Mintec and the Company did the most recent mine design in 2000. Gold and silver prices of $300/oz and $5.50/oz respectively were used to develop an ultimate open pit shell with standard modeling techniques. A total of seven phases of mine development were defined within this shell. Detailed waste rock removal and ore production schedules and a waste rock disposal plan were prepared.

The deposit model allows for dilution during mining. Mintec believes that the approach used to develop the model was adequate to take dilution into account for mineral reserve reporting and mine planning purposes.

Seegmiller International, Salt Lake City did slope stability analyses and Golder Associates Inc., Denver confirmed the stability of the waste rock dumps.

The ore that will be mined as per the most recent mine design is 57.3 million t (63 million ton) with grades of 0.83 g/t gold (0.024 oz/ton) and 13.5 g/t silver (0.39 oz/ton) with an average stripping ratio of 3.5 to 1.0. This mineable mineral reserve is estimated to contain 1,529,000 oz of gold and 24,870,000 oz of silver.

It is significant that at gold and silver prices of $300/oz and $5.50/oz respectively, only 46.7 % of the mineral resource is included in the mineable mineral reserve. There is therefore a significant potential for a longer mine life at higher gold and silver prices. It is further expected that mineralized veins that continue into the walls and floor of the open pits, can be mined by underground mining methods and this may add some higher-grade ore at times.

Open Pit Operation

The operation will be an open pit operation and it is expected that the Company will do the mining.

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

Pipe conveyor technology is well proven in practice with upwards of 200 installations in Europe. Regenerative braking is typically used in all loaded downhill applications and the power generated would provide a small portion of the power required elsewhere in the Project.

Koch Transporttechnik Ges.m.b.H., Vienna, Austria has submitted a proposal for a pipe conveyor for the Project based upon a site layout prepared in-house in 2003.

Detailed mine planning to confirm the feasibility of using a pipe conveyor to convey the ore is being done.

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

Test work done on Soledad Mountain ores from 1989 to 1999 shows that these ores are readily amenable to heap leaching provided the ore is crushed and/or ground to relatively small sizes. A range of parameters required to design a heap leach operation, such as agglomerate strength, percolation rates under load and the use of cyanide and other reagents, were determined.

It was proposed to crush and screen ore to 100% - 8 mesh or 100% - 2.37 mm and a four-stage crushing and screening plant using vertical shaft impact crushers (VSI) in the third and fourth crushing stages was designed by M3 for the Project in 1998. An in-house review done in 2002 provided new insights into the test results. An alternative flow sheet was developed in late 2002 based upon the use of a high-pressure grinding roll (HPGR) as the key equipment for sizing the ore. Signet Engineering Pty. Ltd., Perth, Australia has extensive experience in the application of the HPGR and has reviewed and agrees with the flow sheet concepts.

HPGR Tests 2003 - 2004

Confirmation HPGR tests were required to provide the following:

•	The design parameters to both size the equipment and determine the motor sizes for the HPGR;
•	The target particle size distributions for the full-scale operation and
•	Information to finalize the flow sheet, e.g. the need to recycle edge material

Samples of rhyolite ore and quartz latite ore were collected for the HPGR test in July 2003 and in March 2004 respectively. The samples were delivered to McClelland Laboratories, Inc. (MLI), Sparks, Nevada who crushed the samples to 100 % passing 32 mm and 35 mm respectively. The samples were shipped by airfreight to two HPGR manufacturers in Germany where the actual HPGR tests were done.

The crushed samples were returned to MLI for confirmation leach test work.

Confirmation Leach Test Work & Gold & Silver Recoveries

An extensive program of bottle roll and column leach tests has been completed by MLI and the following conclusions can be drawn from the test program:

•	Recoveries are higher with longer leach times and this confirms the historic findings;

•	Recoveries increase with an increase in fineness of the crushed product and this effect is especially pronounced for silver and

•
Recoveries for the HPGR products are consistently higher and extraction rates are faster than those obtained from conventional crusher products – the evidence is that this is due to penetration of leach solution into micro-cracks that are created by the high specific press force applied to the ore particles in the HPGR.

The following recoveries have now been projected for the commercial operation:

Primary Rock Types	Proportion	Gold	Silver
	%	%	%
Pyroclastics Quartz Latite Rhyolite Undefined	10.5 21.3 68.1 0.1	80.8 91.0 79.5 Not Included	55.0 65.0 50.0 Not Included
Total & Average	100.0	82.1	58.2

These recoveries are considered to be conservative. Mined ore will have a higher proportion of fines than the test samples and extended leach times will be available in the commercial operation. Both are key parameters in projecting recoveries and thus still higher overall recoveries can reasonably be expected.

A test was also done on the residues from one of the column leach tests to determine the percolation rates under load and the results of this test were used to confirm heap height.

HPGR Circuit Design

The test work shows that the HPGR will have distinct advantages over conventional crushing and screening in preparing particles for heap leaching in this particular application.

A feasibility-level design for an HPGR-based crushing plant has been completed.

The indicated benefits of using the HPGR will be:

•	Higher recoveries in the heap leach operation due to micro-cracks in the ore particles;
•	Faster extraction rates;
•	Stronger agglomerates due to a more favourable overall particle size distribution;
•	Substantially lower capital costs than a conventional crushing - screening plant;
•	Manageable dust control as fewer pieces of equipment are required for the duty;
•	Lower energy consumption and thus lower operating costs and
•	Exceptional circuit flexibility that will readily permit future upgrades such as a finer HPGR feed size or the
•	recycle of edge product.

Merrill-Crowe Plant & Assay Laboratory

Gold and silver are typically recovered in a heap leach operation by dissolution in a dilute cyanide solution and then by precipitation with zinc or adsorption on activated carbon. The zinc precipitation process, referred to as the Merrill-Crowe process after its developers, is used to recover gold and silver when the silver to gold ratio in solution is greater than 10 to 1. The silver to gold ratio is expected to average 15:1 for the Project and a Merrill-Crowe precipitation plant will therefore be required. The process is highly efficient and recoveries in the plant typically range upwards of 98%.

A detailed design for a Merrill-Crowe plant with detailed capital and operating costs was completed.

The detailed design of an analytical laboratory was also completed.

Heap Leach Pad & Solution Management

The detailed pad design will be completed in the second quarter of 2005.

The system will be designed for zero discharge. The first pad to be constructed will be located on the northern slope of Soledad Mountain. A second pad will be located on the western slope if required. Pad 1 will be designed as a dedicated pad, i.e. ore will be stacked, leached, rinsed and left in place on the pad for final reclamation unless the rinsed sand can be sold as aggregate.

•	Pad 1 will be designed to receive 46.2million t of ore;
•	Pad 1 will have an area of 829,200 m2 with 4 Zones to be constructed in 2 Stages;
•	Lifts will be 10 m in height and
•	The heap will be constructed to an ultimate height of up to 60 m and
•	The design of Pad 2 has been deferred until required at some future date.

Drainage ditches will be constructed to divert runoff around the pads.

The pads will be lined with a composite liner consisting of a compacted soil liner and a geomembrane. The geomembrane will in turn be covered and protected by 45 cm of a crushed liner protection fill that will act as a drainage layer. A network of perforated pipes will be installed in the liner protection fill. Solution will drain by gravity to a pump box and will be pumped to the Merrill-Crowe plant. The barren solution will be pumped to the heap with vertical turbine pumps.

The design of Pad 1 will meet all regulatory requirements.

QA/QC for the construction of the pad will require extra care and this will be provided by an independent consulting engineer with prior experience in this particular field.

The heap will be rinsed prior to closure and closing reclamation with a combination of fresh water and recycled water treated with hydrogen peroxide.

The heap leach stacking study and capital and working cost estimates for the conveyors and the stacker were completed.

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

A detailed evaluation of the available groundwater was done by WZI Inc., Bakersfield in 1996. As many as 35 wells have been drilled in the greater Project area in the past. Records for some of these wells plus step rate test data from production well #1 drilled by the Company indicate that, initially, two production wells can provide the maximum estimated water requirement of 147.6 m3/h (650 gal/min). Production well #1 is located approximately 2 km north of the Project. A second production well has been drilled approximately 300 m (1,000 ft) north of well #1 and equipped and a third well can be drilled and equipped in the future if required.

A water sample taken from production well #1 indicated that groundwater could be used in the heap leach process without pre-treatment.

Drip emitters will be used on the heap to limit evaporation losses.

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

The total manpower complement is expected to reach 153 once the mine is in full production. Skilled personnel will be available locally as two heap leach operations have recently closed in the area.

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

The strategy that is being pursued is that the Company will not invest directly in or develop an aggregate business as owner/operator but expects to participate financially in the production and sale of aggregate via royalty payments. Such a stream of royalty payments could have an impact on operating cash flows and support the Project in times of possibly lower gold and silver prices.

The Company is actively seeking a major aggregate producer with experience in the southern California markets as a partner for developing the aggregate business on the Property.

Environmental Issues & Permits

The Project is located on private and federally controlled lands in an unincorporated area of Kern County, California. The proposed mining activities on these lands are subject to federal, state and local regulations. Annual site inspections are conducted to verify the Company’s compliance with regulations. For the year ended December 31, 2004, the Company was in compliance with regulations.

Environmental issues and the status of permits are summarized below.

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

Fugitive dust, when combined with the background dust, may cause unacceptable levels of PM10 emissions off-site and may represent the greatest potential environmental issue. A PM10 level of 44 micrograms per cubic meter is projected by computer modeling for a mining rate of 27 million tonnes (30 million tons) per year of ore and waste. This level is below the California attainment standard of 50 micrograms per cubic meter and the Federal standard of 150 micrograms per cubic meter. However, the Company believes that it will achieve compliance with applicable standards by a greater margin, as the modeling methodology assumes worst case conditions, which are considered unlikely to be encountered in actual operations and based on the use by the Company of commonly-accepted dust control techniques in all phases of mining and crushing and screening. The Company will have to submit applications to the Kern County Air Pollution Control District for authority to construct the Project once a production decision is made.

Water Quality

The Project is situated in the northern portion of the Antelope Valley ground water basin and experiences an average annual rainfall of less than 14.5 cm (5.7 inch). There are no surface waters of any kind, other than the periodic runoff that follows the rare heavy rains that typically occur during the winter months. Drainage in the area is controlled by a series of deeply incised gullies and channels that ultimately drain to the northwest into the Chaffee hydrologic area. The water that does not evaporate will raise the ground water levels. No water quality data is available for surface runoff. Groundwater in the areas north of the Project is found typically at depths of 55 to 61 m (180 to 200 feet).

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

Closure, Reclamation and Financial Assurance

The Company commissioned an independent consulting engineer to prepare a closure and reclamation plan for the Project in 1996. This plan was submitted to the Kern County Planning and Development Department as part of the Company’s conditional use permit application. The plan met the requirements of California’s Surface Mining and Reclamation Act, the applicable Kern County zoning ordinances and federal requirements designed to prevent degradation of federal lands.

The objective of the reclamation plan is to return the site to its pre-mining status as wildlife habitat and open space. Under the plan, the Company is required to remove all structures, neutralize and dispose of leach solutions, re-contour the overburden dumps and leached residue piles, rip up or otherwise reclaim access roads, prepare disturbed surfaces for seeding and re-plant with native species. Reclaimed slopes must be stable and there is no requirement to demonstrate growth. Growth media (generally the top 5 cm or 2 inch of cover) will be removed from the dump and pad areas during construction and stockpiled for closing reclamation. It is expected that the growth media will contain most of the seeds necessary and native species will self-propagate.

The reclamation plan provides that reclamation of the leached residues will continue for approximately three years after mining has ended. Closure requires four steps: first, a fresh water rinse is periodically applied to the leached residues to aid the natural degradation of the cyanide in solution; next, the leach solution is sequentially moved from one active Zone to the next to minimize the total volume of solution required for the operation; once leaching has ended, any remaining solution is chemically neutralized with hydrogen peroxide and sprinkled on the surfaces of waste dumps that have been re-sloped. The leached residues will finally be covered with a growth-medium and re-vegetated. Small volumes of seepage that will continue to collect will be sprinkled on surfaces that have been re-vegetated.

The Company is required to provide financial assurance for the Project:

•	Financial assurance to be held by Kern County designed to cover the general reclamation on site.
•	Financial assurance to be held by the Board to cover neutralization and disposal of leach solutions and
•	“Unforeseen events financial assurance” to be held by the Board designed cover an unforeseen event that could contaminate surface or ground water.

The Company expects to provide reclamation financial assurance of approximately $572,260 to cover the reclamation of all historic disturbances in the second quarter of 2005. The funds were placed on deposit with Union Bank of California, San Bernardino branch, in December 2004.

The regulatory authorities will determine the level of the additional financial assurance required once a production decision is made.

Environmental, Safety and Health Policy

The Company has prepared an Environmental, Safety and Health Policy and a management system to implement this Policy.

Offices and Employees

The Company’s principal executive offices are located in Vancouver at 6411 Imperial Ave., West Vancouver, BC, V7W 2J5, Canada. The Company employs a part-time accountant in Mojave, California.

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

The Likelihood Of Continued Losses From Operations

The Company has no revenue from operations and has incurred losses from inception through December 31, 2004 of $36,339,864. This is expected to continue for at least the next eighteen months and is expected to change only if and when gold and silver are produced and sold from the Project. At December 31, 2004, the Company held $1,350,356 in cash and cash equivalents.

Property Interests Are Not In Good Standing

In October 2000, the Company ceased making property payments and advance, minimum royalty payments after successfully concluding moratorium agreements with a number of the landowners. The moratorium agreements typically had a term of three years and these have now expired. After the expiration of the moratorium agreements, the Company reached agreement with various landowners and is making lease payments of $10,000 per year to one landowner, is making payments of $9,275 per month to a second landowner under an agreement to purchase real property and is also making advance minimum royalty payments of $100,000 per year to a third landowner. The Company is technically in default of certain non-material agreements but is not currently in litigation with any landowner.

The Company will continue to work with its landowners in 2005. While the Company has successfully reached agreement with its landowners in the past, there can be no assurance that such agreement will continue into the future.

Ability To Continue As A Going Concern

The Company has had no revenues from operations since inception and has a deficit of $36,965,077 accumulated during the exploration stage. Management plans to control current costs and it is not expected that additional funds will be required to complete the feasibility study and for general corporate purposes to the end of 2005.

The ability of the Company to obtain financing for its ongoing activities and thus maintain solvency or to finance the construction of the Project once the feasibility study has been completed and a production decision has been made, will depend on equity market conditions, the market for precious metals, the willingness of other parties to lend the Company money or the ability to find a joint venture partner. While the Company has been successful at certain of these efforts in the past, there can be no assurance that future efforts will be successful. This raises substantial doubt about the Company’s ability to continue as a going concern.

The Need for Significant Additional Financing

The Company will need significant additional financing to construct the Project and estimates that this could range as high as $50million. The Company expects to finance the construction and to secure the necessary working capital from additional sales of common stock, from bank or other borrowings or, alternatively, through a joint venture. However, the Company has no commitment for bank financing or for the underwriting of additional stock, and it is not a party to any agreement or arrangement providing for a joint venture. Whether and to what extent Project financing can be secured will depend on a number of factors, not the least of which are gold and silver prices. Gold and silver prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries. Gold and silver prices have recently traded in the $420/oz and $7.00/oz range and the Company believes that financing for the Project can be secured if gold and silver prices remain firmly above $400/oz and $7.00/oz respectively. It may however not be economical for the Company to construct the Project at lower gold and silver prices.

Risks and Contingencies Associated with the Mining Industry Generally

In addition to the risks noted above, the Company is subject to all of the risks inherent in the mining industry, including environmental risks, fluctuating metals prices, industrial accidents, labor disputes, unusual or unexpected geologic formations, cave-ins, flooding, earth quakes and periodic interruptions due to inclement weather. These risks could result in damage to, or destruction of, production facilities, personal injury, environmental damage, delays, monetary losses and legal liability.. Although the Company maintains or can be expected to maintain insurance within ranges of coverage consistent with industry practice, no assurance can be given that such insurance will be available at economically feasible premiums. Insurance against environmental risks (including pollution or other hazards resulting from the disposal of waste products generated from production activities) is not generally available to the Company or other companies in the mining industry. Were the Company subjected to environmental liabilities, the payment of such liabilities would reduce the funds available to the Company. Were the Company unable to fund fully the cost of remedying an environmental problem, it might be required to suspend operations or enter into interim compliance measures pending completion of remedial activities.

Item 2. Description of Property

Land Ownership and Mining Rights

The Company acquired its initial interest in the Property in 1986 and has since acquired additional property interests in the area.

The Property is located west of California State Highway 14 and largely south of Silver Queen Road in Kern County, California, covering all of section 6 and portions of sections 5, 7 and 8 in Township 10 North, Range 12 West; portions of sections 1 and 12 in Township 10 North, Range 13 West; portions of section 18 in Township 9 North, Range 12 West and portions of section 32 in Township 11 North, Range 12 West, all from the San Bernardino Baseline and Meridian. The Project facilities will be located in Section 6 in Township 10 North, Range 12 West. The area that will be disturbed by the Project is a 497-hectare (1,228 acre) contiguous block within an area of approximately 1,012 hectare (2,501 acres) held by the Company. The Property is comprised of 33 patented lode mining claims, 123 unpatented lode mining claims, one unpatented placer mining claim, one patented mill site claim, six unpatented mill site claims and 379 hectare (937 acres) of fee land.

The Company holds the Property under a variety of agreements with 60 property owners. These agreements include 56 mining leases, two exploration agreements with options to purchase and two purchase agreements that are in various stages of completion. These agreements were entered into during a six-year period from 1990 - 1996, at a total cost to the Company of approximately $3,800,000.

The Company commissioned a formal title summary covering the Property in 1996. It was updated in February 1998 and again in March 1999. With such a complicated ownership history, as is common in historic mining districts; it is typical for title problems to exist. On May 15, 1999 the Company obtained a quiet title judgment, which resolved a majority of the title questions. The Company also determined that the remaining title questions do not present a material threat to the Project. A further title summary was completed in 2004.

A comprehensive land survey of the Property has not yet been undertaken. Since 1993, the whole of the Property and much of the immediate surrounding area has been segregated from appropriation under the United States General Mining Law of 1872.

The Company is required to make advance, minimum royalty payment under a number of the property agreements. With one exception, the Company will receive a credit for the advance minimum royalty payments once production has started. Most of the royalties are of the net smelter return (“NSR”) type and are based on a sliding scale, with the percentage amount of the royalty a function of the ore grade on the particular property to which the royalty relates. Typically, the royalties are 5 % NSR or less, with an expected average of 3.1%. A number of the agreements provide for an additional royalty if non-mineral commodities, such as aggregates, are produced and sold.

In October 2000, the Company ceased making property payments and advance, minimum royalty payments after successfully concluding moratorium agreements with a number of the landowners. The moratorium agreements typically had a term of three years and these have now expired. After the expiration of the moratorium agreements, the Company reached an agreement with a landowner and is making lease payments of $10,000 per year to this landowner. The Company is also making advance minimum royalty payments of $100,000 per year to another landowner and these advance payments will be applied against any future production royalties. The Company is technically in default of certain non-material agreements but is not currently in litigation with any landowner.

The Company will continue to work with its landowners in 2005. While the Company has successfully reached agreement with its landowners in the past, there can be no assurance that such agreement will continue into the future.

The future of the Project is dependant upon maintaining control of the Property. Without land and mineral rights, the Company has no basis for continuing with its activities. While each and every property has its own value and unique purpose in the overall mine plan, the feasibility of the Project will depend on the ability of the Company to maintain control of the Property as a whole.

On April 1, 1995, the Company acquired, through its Subsidiary, an option to purchase all of the issued and outstanding shares of a privately held California corporation, which holds an interest in tract of land immediately adjoining the Property. The option agreement was successively renegotiated and a second amendment was signed on August 10, 2001. This amendment suspends all terms and obligations of the Company as set forth in the original agreement and the first amendment. A payment of $750,000 is due to conclude the stock purchase under the second amendment on or before July 1 of any one year for a period of five years from July 1, 2001 onwards. The second amendment also requires the Company to recognize a liability of $35,000 on or before July 1, 2001 and on each successive anniversary date for up to five years. In order to extend the termination date of the agreement, $10,000 of the liability is to be paid in cash and the balance of $25,000 is to be accrued, without interest, payment of which is deferred until the final stock purchase payment is made. Each July, beginning in 2001, the Company has made the required cash payment of $10,000, accrued the liability balance of $25,000 and extended the termination date of the agreement by one year, each year, with the current termination date of the agreement being July 1, 2005. The Company has no legal obligation to continue making payment and cannot perfect its rights, as a shareholder of the corporation, until full payment under the option is made. Upon commencement of commercial production, the Company is required to pay a royalty of 1% of gross smelter returns for a period of up to 60 years, not to exceed $60,000,000.

On August 1, 1996, the Company concluded an agreement to purchase 29.18 acres of real property immediately adjoining the Property. The purchase price was $950,000 of which $100,000 was paid in cash and $850,000 was secured by a promissory note with a term of 180 months. The note is payable in monthly instalments of $9,275, including interest at prime rate plus 2%. A balloon payment of all remaining and unpaid principal, if any, and accrued but unpaid interest, if any, is due on September 1, 2011. The principal amount owing, recorded as long-term debt in the financial statements, was $718,594 as at December 31, 2004.

Total land and advance minimum royalty payments for the years ending December 31, 2000, 2001, 2002, 2003 and 2004 were $344,000, $69,000, $58,000, $65,195 and $223,500 respectively. The estimated total of various land and advance, minimum royalty payments is $231,000 in 2005.

Item 3. Legal Proceedings

To the best of our knowledge, there are no legal actions pending, threatened or contemplated against us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of 2004.

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

Year ended December 31		High	Low
2004	Fourth Quarter	$0.54	0.37
	Third Quarter	0.51	0.42
	Second Quarter	0.86	0.40
	First Quarter	1.04	0.47
2003	Fourth Quarter	$0.76	$0.45
	Third Quarter	0.77	0.34
	Second Quarter	0.61	0.25
	First Quarter	0.95	0.55

As of December 31, 2004 there were 265 holders of record of the Company’s common shares and an undetermined number of beneficial holders.

Dividends

The Company has not declared dividends on its common shares in the last two fiscal years.

Securities Authorized for Issuance Under Compensation Plans

The following table sets forth information as at December 31, 2004 respecting the compensation plans under which shares of the Company’s common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,040,000	C$0.47 (Approx. US$0.38)	1,960,000
Equity compensation plans not approved by security holders	N/a	N/a	N/a
Total	1,040,000	--	1,960,000

Sales of Unregistered Securities

In January 2004, the Company issued 8,000,000 units to 10 placees at a price of C$0.50 per unit for gross proceeds of C$4,000,000. Each unit is comprised of one common share and one non-transferable share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share of the company for a two year term at an exercise price of C$0.62 in the first year and C$0.75 in the second year. The units were issued pursuant to Rule 506 of Regulation D under the U.S. Securities Act of 1933. The common shares and warrants are subject to restrictions on resale pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

On July 8, 2003, the Company issued convertible promissory notes to three investors for proceeds of $375,000. The convertible promissory notes are due on demand made on or after July 9, 2004 and bear interest at the rate of 6.5 per cent per annum payable on demand. The notes are convertible into 1,630,435 units each consisting of one common share and one non-transferable detachable share purchase warrant entitling the holder to purchase one additional common share of the issuer at an exercise price of $0.32 per share, exercisable up to and including July 9, 2005. Interest will be waived on conversion. The notes were issued pursuant to Rule 506 of Regulation D under the U.S. Securities Act of 1933. The notes, and the common shares and warrants underlying the notes, are subject to restrictions on resale pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

In April 2002, two shareholders exercised warrants to acquire 1,520,836 common shares at $0.16 per share netting $243,334 for the Company. These transactions were exempt from registration pursuant to section 4(2) of the U.S. Securities Act of 1933, as the offer and sale did not involve any public offering. In particular, the purchasers were at all relevant times affiliates of the Company as a result of holding over 10% of the voting shares of the Company.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor an affiliate of the Company purchased common shares of the Company in the year ending December 31, 2004.

Item 6. Management’s Discussion and Analysis And Plan of Operations

Results of Operations

The Company had no revenue from operations in 2004 and the Project remained on hold.

The Company initiated a detailed review of the Project in mid-2002 to identify new approaches that would reduce both the capital cost to the start of production and future operating costs to ensure a viable mining operation at foreseeable gold and silver prices. Work is continuing on a detailed feasibility study and it is expected that this will be concluded in the second quarter of 2005.

Variations in the level of expenses from period to period are a result of the nature, timing and cost of activities undertaken during these periods.

The following is a summary of the operating results:

	Year Ended	Year Ended	Year Ended	Cumulative Since
	December 31, 2004	December 31, 2003	December 31, 2002	Inception

Asset Impairment	$345,766	$-	$-	$28,893,358
General and
administrative
expense	$1,163,069	$493,657	$287,665	$7,618,088
Interest expense	$294,677	$250,904	$60,192	$800,774
Interest income	$31,262	$45	$254	$1,112,980
Net loss	$1,772,250	$744,516	$(347,603)	$36,339,864

An item, Asset Impairment, of $345,766 was recorded in 2004. This is the estimated present value of the cost of reclaiming historic disturbances on the property in the future as set out in more detail in 10. Asset Retirement Obligations of the Notes to Consolidated Financial Statements.

The Company incurred general and administrative expenses of $1,163,069 for the year ended December 31, 2004, as compared to $493,657 for the year ended December 31, 2003. These costs were higher in 2004 and this was primarily due to increased spending to complete various studies, process development and detailed engineering for the feasibility study.. Interest expense of $294,677 for the year ended December 31, 2004, increased from $250,904 for the year ended December 31, 2003 as a result of interest accrued for the convertible promissory notes and the amortization of debt discount. Interest income for the year ended December 31, 2004 was $31,262 as compared to $45 for the year ended December 31, 2003. The increase is due to the deposit of funds from a private placement, which was concluded in January 2004. The Company incurred a net loss of $1,772,250 (or $0.03 per share) for the year ended December 31, 2004, as compared to a net loss of $744,516 (or $0.01 per share) for the year ended December 31, 2003.

Liquidity and Capital Resources

The Company has no revenue from operations and the Project remains on hold, pending the completion of the feasibility study.

The Company held $1,350,356 in cash and cash equivalents at December 31, 2004. It is not expected that additional funds will be required to complete the feasibility study and for general corporate purposes to the end of 2005.

During the period from inception through December 31, 2004, the Company has used $6,107,895 in operating activities. The Company has incurred from inception cumulative losses of $36,339,864. During the same period, the Company has used $30,520,354 in investing activities; these consisted of $28,681,409 in expenditures related to the Project and fixed asset purchases of $1,266,685. As discussed under “Plan of Operations” below, the Company will need significant additional financing to put the Project into production and estimates that this could range as high as $50million. The Company expects to finance the construction and to secure the necessary working capital from additional sales of common stock, from bank or other borrowings or by finding a joint venture partner. However, the Company has no commitment for the underwriting of additional stock or for bank financing and it is not party to any agreement or arrangement providing for a joint venture. Whether and to what extent Project financing can be secured will depend on a number of factors such as the results of the feasibility study, management’s assessment of the financial markets for both equity and debt and gold and silver prices. Gold and silver prices have recently traded in the $420/oz and $7.50/oz range and the Company believes that financing for the Project can be secured if gold and silver prices remain firmly above $400/oz and $7.00/oz respectively. It may however not be economical to go to production at lower gold and silver prices.

Some of the conditions noted above raise substantial doubt about the Company’s ability to continue as a going concern. As noted above, the ability of the Company to obtain financing and thus maintain solvency, will depend on gold and silver prices, equity markets and/or the willingness of other parties to lend the Company money or the ability to find a joint venture partner. While the Company has been successful at certain of these efforts in the past, there can be no assurance that efforts will be successful in the future.

Our auditors have made reference to a substantial doubt about the Company’s ability to continue as a going concern in their audit report on our financial statements.

Plan of Operations

Work is continuing on a detailed feasibility study and it is expected that this will be concluded and the results released to shareholders and the public in the second quarter of 2005.

The Company plans to put the Project into production as an open pit, heap leach operation and to construct facilities to process ore at the design rate of 5.7million t (6.3million ton) per year for 12 years. The heap will ultimately be neutralized and the site reclaimed. The estimates for the annual gold and silver production and the operating costs have yet to be completed.

The Company will need significant additional financing to put the Project into production and estimates that this could range as high as $50million. The Company believes that financing for the Project can be secured if gold and silver prices remain firmly above $400/oz and $7.00/oz respectively.

It is expected that a construction aggregate business can also be developed on the Property. The source of raw materials would be the finely crushed and rinsed residue or sand from the heap leach operation and rock from the waste rock dumps. The strategy that is being pursued is that the Company will not invest directly in or develop an aggregate business as owner/operator but expects to participate financially in the production and sale of aggregate via royalty payments. Such a stream of royalty payments could have an impact on operating cash flows and support the Project in times of possibly lower gold and silver prices. The Company is seeking a major aggregate producer with experience in the southern California markets as a partner for developing the aggregate business on the Property.

At December 31, 2004, the Company had Canadian and US deferred tax assets of approximately $10,039,000 for which the Company has provided a 100 % valuation allowance as management cannot determine that it is more likely than not that the Company will receive the benefit of the asset.

Critical Accounting Policies

There are no production, sales or inventory in the conventional sense for the Company’s development activities. The Company’s financial position will be dependent upon the extent to which it can develop its properties. Such development may take years to complete and the amount of resulting income, if any, is difficult to determine with any certainty. The sales value of any gold and silver produced will largely depend upon factors beyond the Company’s control such as the future market prices of gold and silver.

As the carrying value and amortization of the mineral properties and capital assets is, in part, related to the Company’s mineral reserves, the estimation of such reserves will have a significant impact on the Company’s financial position and results of operations.

Effective January 1, 2003, the Company retroactively adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”. The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The obligation is measured initially at fair value using present value methodology, and the resulting costs capitalized into the carrying amount of the related asset. In subsequent periods, the liability will be adjusted for any changes in the amount or timing of the underlying future cash flows. Capitalized asset retirement costs are depreciated on the same basis as the related asset and the discount accretion of the liability is included in determining the results of operations.

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

In connection with this annual report, management carried out an evaluation, under the supervision and with the participation of the management, including the President and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the President and principal accounting officer concluded that the Company’s disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2004.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

Information with respect to Items 9 through 12 and Item 14 is set forth in the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2005 and is incorporated herein by reference. If the definitive Proxy Statement cannot be filed on or before April 30, 2005, the issuer will instead file an amendment to this Form 10-KSB disclosing the information with respect to Items 9 through 12.

Item 13. EXHIBITS

(a) Exhibits

Exhibit	Description of Exhibit	Manner of Filing
No.

3.1	Certificate of Incorporation, Articles of Incorporation, Memorandum, and all current amendments thereto of the registrant under the Company Act of British Columbia, as amended.	Incorporated by reference to Exhibit 3.1 to the Form 10- SB of the Company, filed with the SEC on November 21, 1996 and amendments thereto (the “Form 10-SB”)

10.1	Lease dated October 20, 1994 between the Subsidiary and William J. Warner with respect to certain property within the project area.	Incorporated by reference to Exhibit 10.5 to the Form 10-SB

10.2	Lease dated September 19, 1994 between the Subsidiary and Western Centennials, Inc., with respect to certain property within the project area.	Incorporated by reference to Exhibit 10.6 to the Form 10- SB

10.3
Stock option purchase agreement dated April 1, 1995 between the Subsidiary and Grace W. Meehl, Madge W. Wolff, Stephen G. Wegmann, Michael L. Wegmann, John G. Hodgson, Virginia L. Sigl, Patrick L. Wolff and George P. Wolff with respect to the acquisition by the Subsidiary of an option to purchase all of the outstanding shares of KWC.
Incorporated by reference to Exhibit 10.8 to the Form 10- SB

10.4	Purchase agreement dated March 29, 1996 between the Subsidiary and the Meehl Family Trust and others with respect to the acquisition by the Subsidiary of certain property within the project area.	Incorporated by reference to Exhibit 10.10 to the Form 10- SB

10.5
Mineral exploration agreement and option to lease or purchase dated January 25, 1996 between the Soledad-Mojave Mining Syndicate and the Subsidiary with respect to the potential acquisition by the Subsidiary of 129.5 hectares of fee land within the project area.
Incorporated by reference to Exhibit 10.11 to the Form 10- SB

10.6
Purchase agreement dated August 1, 1996 between the Subsidiary and Southwestern Refining Corporation with respect to the acquisition by the Subsidiary of certain property and mill tailings within the project area.
Incorporated by reference to Exhibit 10.12 to the Form 10- SB

10.7	Stock option plan of the registrant, as amended.	Incorporated by reference to Exhibit 10.13 to the Form 10-SB

10.8	Forms of debentures issued by the registrant to Landon T. Clay Charitable Lead Trust II and Landon T. Clay Charitable Lead Trust dated November 30, 1983.	Incorporated by reference to Exhibit 10.15 to the Form 10- SB

21.1	Subsidiaries of the Registrant.	Incorporated by reference to Exhibit 24.0 to the Form 10- SB

23.1	Consent of BDO Dunwoody, LLP	Filed herewith

31.1	Rule 13a-14(a)/15(d)-14(a) Certification	Filed herewith

32.1	Section 1350 Certification	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN QUEEN MINING CO. LTD.

By:	/s/ H. Lutz Klingmann
H. Lutz Klingmann
President and Chief Executive Officer

Date: April 15, 2005

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ H. Lutz Klingmann	President, Chief Executive Officer and Director	April 15, 2005
H. Lutz Klingmann

/s/ Edward Thompson	Chairman of the Board and Director	April 15, 2005
Edward Thompson

/s/ Chester Shynkaryk	Secretary and Director	April 15, 2005
Chester Shynkaryk

/s/ Gordon Gutrath	Director	April 15, 2005
Gordon Gutrath

FINANCIAL STATEMENTS OF

GOLDEN QUEEN MINING CO. LTD.

For the Fiscal Year ended

December 31, 2004

BDO Dunwoody LLP	600 Cathedral Place
Chartered Accountants	925 West Georgia Street
Vancouver, BC, Canada V6C 3L2
Telephone: (604) 688-5421
Telefax: (604) 688-5132
E-mail: vancouver@bdo.ca
www.bdo.ca

Report of Independent Registered Public Accounting Firm

To the Shareholders of
Golden Queen Mining Co. Ltd.
(an exploration stage company)
Vancouver, B.C.

We have audited the accompanying consolidated balance sheets of Golden Queen Mining Co. Ltd. (an exploration stage company), as of December 31, 2004 and 2003, and the consolidated statements of loss, changes in shareholders’ equity, (capital deficit) and cash flows for the years then ended. We have also audited the statements of loss, changes in shareholders’ equity (capital deficit), and cash flows for the period from inception (November 21, 1985) through December 31, 2004, except that we did not audit these financial statements for the period from inception (November 21, 1985) through May 31, 1996; those statements were audited by other auditors whose report dated July 12, 1996, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. Our opinion, insofar as it relates to the amounts for the period from inception (November 21, 1985) through May 31, 1996, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Golden Queen Mining Co. Ltd., as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended and for the period from inception (November 21, 1985) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has had no revenues since inception and has been unable to obtain the necessary financing to complete current exploration activities or exit the exploration stage. Also, the Company has a $36,965,077 deficit accumulated during the exploration stage as of December 31, 2004. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP

Chartered Accountants
Vancouver, Canada
March 16, 2005

BDO Dunwoody LLP	600 Cathedral Place
Chartered Accountants	925 West Georgia Street
Vancouver, BC, Canada V6C 3L2
Telephone: (604) 688-5421
Telefax: (604) 688-5132
E-mail: vancouver@bdo.ca
www.bdo.ca

Auditors’ Report

To the Shareholders of
Golden Queen Mining Co. Ltd.
(An Exploration Stage Company)

We have audited the Consolidated Balance Sheets of Golden Queen Mining Co. Ltd. (an exploration stage company) as of December 31, 2004 and 2003 and the Consolidated Statements of Loss, Changes in Shareholders’ Equity (Capital Deficit) and Cash Flows for the years then ended. We have also audited the Consolidated Statements of Loss, Changes in Shareholders’ Equity (Capital Deficit) and Cash Flows from inception (November 21, 1985) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended and for the period from inception (November 21, 1985) through December 31, 2004, in accordance with United States generally accepted accounting principles.

/s/ BDO Dunwoody LLP

Chartered Accountants

Vancouver, Canada
March 16, 2005

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Balance Sheets
(U.S. dollars)

	December 31,	December 31,
	2004	2003
Assets (Note 1)

Current assets:
Cash and cash equivalents	$1,350,356	$110,871
Receivables	20,332	4,868
Prepaid expenses and other current assets	23,815	24,032

Total current assets	1,394,503	139,771

Property and equipment, net (Note 2)	250,282	262,469
Mineral properties (Notes 3, 4, 6, 10 and 11)	682,687	682,687
Reclamation Bond (Note 3)	572,260	-

	$2,899,732	$1,084,927

Liabilities and Shareholders’ Equity (Capital Deficit)
(Note 11)

Current liabilities:
Accounts payable	$62,476	$66,632
Royalty and mining rights payable (Note 4)	172,484	147,484
Accrued liabilities	26,272	11,987
Current maturities of long-term debt (Note 6)	30,222	751,542
Convertible notes (Note 7)	150,000	179,000
Total current liabilities	441,454	1,156,645

Long-term debt, less current maturities (Note 6)	688,372	10,060
Asset retirement obligations (Note 10)	345,766	-

Total liabilities	1,475,592	1,166,705

Commitments and contingencies (Notes 4, 10 and 11)

Shareholders’ equity (capital deficit):
Preferred shares, no par, 3,000,000 shares
authorized; no shares outstanding	-	-
Common shares, no par, 100,000,000 shares
authorized; 61,080,449 and 51,902,189 shares issued
and outstanding (Note 8)	37,865,435	34,548,292
Additional paid-in capital	523,782	523,782
Deficit accumulated during the exploration stage	(36,965,077)	(35,153,852)

Total shareholders’ equity (capital deficit)	1,424,140	(81,778)

	$2,899,732	$1,084,927

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Loss
(U.S. dollars)

			Cumulative
			Amounts From
			Date of
			Inception
	Year Ended	Year Ended	(November 21,
	December 31,	December 31,	1985) through
	2004	2003	December 31,
			2004

General and administrative expense	$(1,163,069)	$(493,657)	$(7,618,088)
Asset impairment loss (Note 10)	(345,766)	-	(28,893,358)
Gain on settlement of debt	-	-	136,627
Abandoned mineral interests	-	-	(277,251)
	(1,508,835)	(493,657)	(36,652,070)

Interest expense	(294,677)	(250,904)	(800,774)
Interest income	31,262	45	1,112,980
Net loss	$(1,772,250)	$(744,516)	$(36,339,864)

Net loss per share – basic and diluted	$(0.03)	$(0.01)

Weighted average shares outstanding	59,895,891	51,893,856

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficit)
(U.S. dollars)

From the Date of Inception (November	Common	Amount	Stock	Additional	Deficit	Total
21, 1985) through December 31, 2004	Shares		Subscription	Paid-in	Accumulated	Shareholders’
				Capital	During the	Equity (Capital
					Exploration Stage	Deficit)

November 21, 1985
Issuance of common shares for cash	1,425,001	$141,313	$-	$-	$-	$141,313
Net loss for the year	-	-	-	-	(15,032)	(15,032)

Balance, May 31, 1986	1,425,001	141,313	-	-	(15,032)	126,281

Issuance of common shares for cash	550,000	256,971	-	-	-	256,971
Issuance of common shares for mineral
property	25,000	13,742	-	-	-	13,742
Net loss for the year	-	-	-	-	(58,907)	(58,907)

Balance, May 31, 1987	2,000,001	412,026	-	-	(73,939)	338,087

Issuance of common shares for cash	1,858,748	1,753,413	-	-	-	1,753,413
Net income for the year	-	-	-	-	38,739	38,739

Balance, May 31, 1988	3,858,749	2,165,439	-		(35,200)	2,130,239

Issuance of common shares for cash	1,328,750	1,814,133	-	-	-	1,814,133
Issuance of common shares for mineral
property	100,000	227,819	-	-	-	227,819
Net loss for the year	-	-	-	-	(202,160)	(202,160)

Balance, May 31, 1989	5,287,499	4,207,391	-	-	(237,360)	3,970,031

Issuance of common shares for cash	1,769,767	2,771,815	-	-	-	2,771,815
Issuance of common shares for mineral
property	8,875	14,855	-	-	-	14,855
Net loss for the year	-	-	-	-	(115,966)	(115,966)

Balance, May 31, 1990	7,066,141	6,994,061	-	-	(353,326)	6,640,735

Net income for the year	-	-	-	-	28,706	28,706

Balance, May 31, 1991	7,066,141	6,994,061	-	-	(324,620)	6,669,441

Net loss for the year	-	-	-	-	(157,931)	(157,931)

Balance, May 31, 1992	7,066,141	6,994,061	-	-	(482,551)	6,511,510

Net loss for the year	-	-	-	-	(285,391)	(285,391)

Balance, May 31, 1993	7,066,141	6,994,061	-	-	(767,942)	6,226,119

Issuance of common shares for cash	5,834,491	1,536,260	-	-	-	1,536,260
Share issuance costs	-	-	-	-	(18,160)	(18,160)
Issuance of common shares for mineral	128,493	23,795	-	-	-	23,795
property
Net loss for the year	-	-	-	-	(158,193)	(158,193)

Balance, May 31, 1994	13,029,125	8,554,116	-	-	(944,295)	7,609,821

Issuance of common shares for cash	648,900	182,866	-	-	-	182,866
Net loss for the year	-	-	-	-	(219,576)	(219,576)

Balance, May 31, 1995	13,678,025	8,736,982	-	-	(1,163,871)	7,573,111

Issuance of common shares for cash	2,349,160	2,023,268	-	-	-	2,023,268
Issuance of common shares for debt	506,215	662,282	-	-	-	662,282
Issuance of 5,500,000 special warrants	-	9,453,437	-	-	-	9,453,437
Special warrants issuance costs	-	-	-	-	(100,726)	(100,726)
Net loss for the year	-	-	-	-	(426,380)	(426,380)

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficit)
(U.S. dollars)

From the Date of Inception (November	Common	Amount	Stock	Additional	Deficit	Total
21, 1985) through December 31, 2004	Shares		Subscription	Paid-in Capital	Accumulated	Shareholders’
					During the	Equity (Capital
					Exploration Stage	Deficit)

Balance, May 31, 1996	16,533,400	20,875,969	-	-	(1,690,977)	19,184,992

Issuance of common shares for cash	18,000	10,060	-	-	-	10,060
Issuance of common shares for special	5,500,000	-	-	-	-	-
warrants
Special warrants issuance costs	-	-	-	-	(123,806)	(123,806)
Net loss for the period	-	-	-	-	(348,948)	(348,948)

Balance, December 31, 1996	22,051,400	20,886,029	-	-	(2,163,731)	18,722,298
Issuance of common shares for cash	157,000	157,050	-	-	-	157,050
Issuance of 3,500,000 special warrants	-	5,287,315	-	-	-	5,287,315
Issuance of common shares for special	3,500,000	-	-	-	-	-
warrants
Options to non-employee directors	-	-	-	70,200	-	70,200
Special warrants issuance costs	-	-	-	-	(163,313)	(163,313)
Net loss for the year	-	-	-	-	(1,047,869)	(1,047,869)

Balance, December 31, 1997	25,708,400	26,330,394	-	70,200	(3,374,913)	23,025,681
Issuance of common shares upon	1,834,300	857,283	-	-	-	857,283
exercise of warrants
Issuance of common shares through
conversion of debt	2,017,941	1,000,000	-	-	-	1,000,000
Share issuance costs	-	-	-	-	(6,060)	(6,060)
Issuance of common shares for cash	5,236,000	2,439,753	-	-	-	2,439,753
Options and re-priced options to non-
employee directors	-	-	-	107,444	-	107,444
Net loss for the year	-	-	-	-	(971,595)	(971,595)

Balance, December 31, 1998	34,796,641	30,627,430	-	177,644	(4,352,568)	26,452,506

Issuance of 13,250,000 special warrants	-	3,350,915	-	-	-	3,350,915
Special warrants issuance costs	-		-	-	(166,620)	(166,620)
Issuance of common shares for
special warrants	13,250,000	-	-	-	-	-
Net loss for the year	-	-	-	-	(564,657)	(564,657)
Balance, December 31, 1999	48,046,641	33,978,345	-	177,644	(5,083,845)	29,072,144

Cumulative effect of change in	-	-	-	(177,644)	-	(177,644)
accounting for stock options
Stock subscription	-	-	200,000	-	-	200,000
Net loss for the year	-	-	-	-	(28,708,276)	(28,708,276)
Balance, December 31, 2000	48,046,641	33,978,345	200,000	-	(33,792,121)	386,224

Issuance of common shares through	406,250	65,000	-	-	-	65,000
conversion of debt
Issuance of common shares for	1,538,462	200,000	(200,000)	-	-	-
conversion of stock subscription
Share issuance costs	-	-	-	-	(3,337)	(3,337)
Net loss for the year	-	-	-	-	(262,059)	(262,059)
Balance, December 31, 2001	49,991,353	34,243,345	-	-	(34,057,517)	185,828

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficit)
(U.S. dollars)

From the Date of Inception (November	Common	Amount	Stock	Additional	Deficit	Total
21, 1985) through December 31, 2004	Shares		Subscription	Paid-in	Accumulated	Shareholders’
				Capital	During the	Equity (Capital
					Exploration Stage	Deficit)

Issuance of common shares through	290,000	37,234	-	-	-	37,234
exercise of options
Issuance of common shares through	1,520,836	243,334	-	-	-	243,334
exercise of warrants
Stock option compensation	-	-	-	21,456	-	21,456
Share issuance costs	-	-	-	-	(4,216)	(4,216)
Net loss for the year	-	-	-	-	(347,603)	(347,603)

Balance, December 31, 2002	51,802,189	34,523,913	-	21,456	(34,409,336)	136,033

Issuance of common shares through	100,000	24,379	-	-	-	24,379
exercise of options (Note 8)
Equity component of convertible notes	-	-	-	375,000	-	375,000
(Note 7)
Stock option compensation (Note 9)	-	-	-	127,326	-	127,326
Net loss for the year	-	-	-	-	(744,516)	(744,516)
Balance, December 31, 2003	51,902,189	34,548,292	-	523,782	(35,153,852)	(81,778)

Issuance of common shares for cash	8,000,000	3,036,282	-	-	-	3,036,282
Issuance of common shares for	978,260	225,000	-	-	-	225,000
convertible notes (Note 7)
Issuance of common shares through	200,000	55,861	-	-	-	55,861
exercise of options (Note 8)
Share issuance costs	-	-	-	-	(38,975)	(38,975)
Net loss for the year	-	-	-	-	(1,772,250)	(1,772,250)

Balance, December 31, 2004	61,080,449	$37,865,435	$-	$523,782	$(36,965,077)	$1,424,140

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Cash Flows
(U.S. dollars)

			Cumulative Amounts
			From Date of Inception
	Year Ended	Year Ended	(November 21, 1985)
	December 31,	December 31,	through December 31,
	2004	2003	2004
Operating activities
Net loss	$(1,772,250)	$(744,516)	$(36,339,864)
Adjustments to reconcile net
loss to cash used in operating
activities:
Asset impairment loss	345,766	-	28,893,358
Abandoned mineral interests	-	-	277,251
Amortization and depreciation	12,187	14,303	417,435
Amortization of debt discount	196,000	179,000	375,000
Gain on disposition of
property and equipment	-	-	(10,032)
Stock option compensation
(Note 9)	-	127,326	148,782
Changes in assets and liabilities:
Receivables	(15,464)	(1,443)	(20,332)
Prepaid expenses and other
current assets	217	(1,625)	(110,725)
Accounts payable and accrued
liabilities	10,129	35,420	88,748
Royalty and mining rights
payable	25,000	25,000	172,484

Cash used in operating activities	(1,198,415)	(366,535)	(6,107,895)

Investing activities:
Deferred exploration and
development expenditures	-	-	(22,395,449)
Purchase of mineral properties	-	-	(5,268,409)
Deposits on mineral properties	-	-	(1,017,551)
Purchase of reclamation bonds	(572,260)	-	(572,260)
Purchase of property and
equipment	-	-	(1,313,838)
Proceeds from sale of property
and equipment	-	-	47,153

Cash used in investing activities	(572,260)	-	(30,520,354)

Financing activities:
Borrowing under long-term debt	-	-	3,766,502
Payment of long-term debt	(43,008)	(5,479)	(1,235,626)
Proceeds from convertible debt	-	375,000	440,000

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Cash Flows
(U.S. dollars)

			Cumulative Amounts
			From Date of
	Year Ended	Year Ended	Inception (November
	December 31,	December 31,	21, 1985) through
	2004	2003	December 31, 2004

Issuance of common shares for cash	3,092,143	24,379	16,683,992
Share issuance costs	(38,975)	-	(625,213)
Issuance of special warrants	-	-	18,091,667
Issuance of common shares upon
exercise of warrants	-	-	857,283

Cash provided by financing activities	3,010,160	393,900	37,978,605

Net change in cash and cash
equivalents	1,239,485	27,365	1,350,356

Cash and cash equivalents,
beginning balance	110,871	83,506	-

Cash and cash equivalents,
ending balance	$1,350,356	$110,871	$1,350,356

Supplemental disclosures of cash
flow information:

Cash paid during period for:
Interest	$98,677	$59,716	$1,064,253
Income taxes	$-	$-	$-

Non-cash financing and
investing activities:
Stock option compensation (Note 9)	$-	$127,326	$148,782
Exchange of notes for common
shares	$-	$-	$1,727,282
Exchange of note for future
royalty payments	$-	$-	$150,000
Common shares issued for mineral
property	$-	$-	$280,211
Mineral property acquired
through the issuance of long-
term debt	$-	$-	$1,084,833
Common shares issued upon
conversion of convertible debt
(Note 7)	$225,000	$-	$225,000
Asset retirement obligations	$345,766	$-	$345,766

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Summary of Accounting Policies
(U.S. dollars)

Nature of Business. Golden Queen Mining Co. Ltd. (“Golden Queen” or the “Company”) is engaged in acquiring and maintaining gold mining properties for exploration, future development and production. The Company was formed on November 21, 1985. Since its inception, the Company has been in the exploration stage. Planned activities involve bringing to production a precious metals mine located in Kern County, California.

Principles of Consolidation. These consolidated financial statements include the accounts of Golden Queen, a British Columbia corporation, and its wholly-owned subsidiary, Golden Queen Mining Company, Inc. (the “Subsidiary”), a United States (State of California) corporation. The underlying value of the Company’s mineral properties and related deferred exploration and development expenditures is dependent on the existence and economic recovery of mineral reserves, confirmation of the Company’s interest in the underlying mineral claims, the ability to obtain necessary financing to complete the development, and future profitable production or proceeds from the disposition thereof.

Generally Accepted Accounting Principles. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Differences from Canadian generally accepted accounting principles are disclosed in Note 13.

Cash and Cash Equivalents. For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment. Property and equipment are stated at the lower of cost or net realizable value. Depreciation is provided by the straight-line method over the estimated service lives of the respective assets, which range from 5 to 30 years, as follows:

Buildings	5%
Furniture and Fixtures	20%
Equipment	20%
Automobiles	20 – 33%
Rental Properties	3.3%

Mineral Properties. Mineral properties includes the cost of advance minimum royalty payments, the cost of capitalized property leases, payments in shares, and the cost of property acquired either by cash payment or the issuance of term debt. Expenditures for exploration and development on specific properties with proven reserves are also capitalized. These costs will be amortized against future revenues or charged to operations at the time the related property is determined to have an impairment in value.

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

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Summary of Accounting Policies
(U.S. dollars)

Foreign Currency Translation. Golden Queen has adopted the United States dollar as its reporting currency for its financial statements prepared after May 21, 1996 as the United States dollar is the currency of the primary economic environment in which Golden Queen and the Subsidiary conduct business and is considered the appropriate functional currency for the Company’s operations. Balances held in Canadian dollars are re-measured into the functional currency in accordance with SFAS No. 52, “Foreign Currency Translation,” (“SFAS 52”). Assets and liabilities in foreign currencies are generally translated into dollars at the rates ruling at the balance sheet date. Revenues and expenses are translated at average rates for the year. Where amounts denominated in a foreign currency are converted into dollars by remittance or repayment, the realized exchange differences are included in other income. The exchange rates prevailing at December 31, 2004 and December 31, 2003 were $1.20 and $1.30, respectively stated in Canadian dollars per one U.S. dollar. The average rates of exchange during the years ended December 31, 2004 and December 31, 2003 were $1.30 and $1.40 respectively.

Net Loss Per Share. The Company computes and discloses earnings and loss per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”), which requires dual presentation of basic earnings per share and diluted earnings per share on the face of all income statements presented for all entities with complex capital structures. Basic earnings per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debt. Since the Company’s convertible debt, stock options and warrants are antidilutive for all periods presented, only basic earnings per share is presented. A total of 11,322,610 and 4,800,870 common shares were issuable pursuant to such stock options, warrants, and convertible debt at December 31, 2004 and 2003, respectively.

Asset Retirement Obligations: Effective January 1, 2003, the Company retroactively adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”. The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The obligation is measured initially at fair value using present value methodology, and the resulting costs capitalized into the carrying amount of the related asset. In subsequent periods, the liability will be adjusted for any changes in the amount or timing of the underlying future cash flows. Capitalized asset retirement costs are depreciated on the same basis as the related asset and the discount accretion of the liability is included in determining the results of operations.

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made by management in several areas including the recoverability of mineral properties. Actual results could differ from those estimates.

Fair Value of Financial Instruments. The carrying amount reported in the balance sheets for cash and cash equivalents, receivables, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the reclamation bond and the long-term debt approximate carrying value because the stated interest rates reflect recent market conditions or because the rates are variable in nature. The fair value of the convertible notes is note practical to determine.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Summary of Accounting Policies
(U.S. dollars)

Stock Based Compensation. The Company has adopted SFAS No. 123, “Accounting for Stock-Based Compensation” and has elected to continue to measure compensation cost for employees under Accounting Principles Board (“APB”) Opinion No. 25, including interpretations provided in Interpretation (“FIN”) No. 44. Generally, under APB No. 25 compensation expense is recognized for the difference between the market price of the underlying common stock and the exercise price of the stock options on the grant date. Effective from the date of the modification, the Company regularly remeasures compensation expense for the options where there has been a substantive change or modification to such options.

SFAS No. 123 requires the Company to provide pro-forma information regarding net income (loss) as if compensation cost for the stock options granted to the Company’s employees had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The value of stock options granted to non-employees is recognized in these financial statements as compensation expense under SFAS No. 123 using the Black-Scholes option pricing model.

Related pro-forma information as required by SFAS No. 123 (see Note 9 for further information) has been disclosed in accordance with SFAS No. 148 as follows:

	2004	2003

Net loss, as reported	$(1,722,250)	$(744,516)
Add: Stock-based compensation expense included in reported
net loss	-	127,326
Deduct: Total stock-based compensation expense determined
under fair-value based method for all rewards	-	(280,117)

Pro-forma net loss	$(1,772,250)	$(897,307)
Loss per share
Basis and diluted – as reported	$(0.03)	$(0.01)
Basis and diluted – pro-forma	$(0.03)	$(0.02)

New Accounting Pronouncements. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued (“SFAS”) No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requies the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that file as a small business issuer, SFAS No. 123(R) is effective for the first interim or annual reporting period beginning after December 15, 2005.

In December 2004, FASB issued SFAS No. 153 to amend Opinion 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

In March 2004, the Emerging Issues Task Force issued EITF 04-02, “Whether Mineral Rights are Tangible or Intangible Assets” (EITF 04-2). The Task Force reached a consensus that mineral rights are tangible assets. In April 2004, the FASB issued FASB Staff Positions (FSPs) FAS 141-1 and FAS 142-1, “Interaction of FASB Statements No. 141”, Business Combinations (SFAS 141), and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), and EITF Issue No. 04-02, “Whether Mineral Rights are Tangible or Intangible Assets.” The FSPs amend SFAS 141 and 142 to conform them to the Task Force consensus. The FSP and EITF 04-2 are effective for the first reporting period beginning after April 29, 2004.

The Company is assessing the effect the implementation of these standards will have on the Company’s financial statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(U.S. dollars)

1. Financial Condition and Ability to Continue as a Going Concern.

The Company has had no revenues from operations since inception, and has a deficit of $36,965,077 accumulated during the exploration stage.

The Company has been unable to successfully renegotiate payment schedules with all landowners, and has been unable to obtain the necessary financing to complete current development activities or exit the exploration stage.

Management plans to control current costs and does not anticipate requiring additional financing to fund Company activities over the next 12 months. In addition, management plans to secure equity and/or debt or joint venture financing to fund construction of the operating facility at the Soledad Property (“Soledad”) once the feasibility study has been concluded and a production decision has been made.

The ability of the Company to obtain financing for its ongoing activities and thus maintain solvency or to fund construction of the operation facility at Soledad, is dependent on equity market conditions, the market for precious metals, the willingness of other parties to lend the Company money or the ability to find a joint venture partner. While the Company has been successful at certain of these efforts in the past, there can be no assurance that current efforts will be successful. This raises substantial doubt about the Company’s ability to continue as a going concern.

These financial statements do not reflect the outcome of these uncertainties.

2. Property and Equipment.

Property and equipment consists of:
	December 31, 2004	December 31, 2003

Buildings	$26,360	$26,360

Furniture and fixtures	56,090	56,090

Automobiles	21,401	21,401

Rental properties	313,635	313,635

Property and equipment, gross	417,486	417,486

Less accumulated depreciation	(167,204)	(155,017)

Property and equipment, net	$250,282	$262,469

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(U.S. dollars)

3. Mineral Properties.

The Company has capitalized amounts which have been paid to acquire property rights and for professional services rendered in the exploration, drilling, sampling, engineering and other related technical, managerial and professional services toward the evaluation and development of certain mining claims in the Soledad, Mojave Mining District, Kern County, California. The Company’s investment in mineral properties consisted of the following:

	December 31, 2004	December 31, 2003

Deferred exploration and development expenditures	$21,015,506	$21,015,506

Properties	4,113,738	4,113,738

Advance minimum royalty	2,387,574	2,387,574

Asset retirement obligations	345,766	-

Asset impairment loss	(27,179,897)	(26,834,131)

Total	$682,687	$682,687

As at December 31, 2004, the Company had a reclamation deposit with the County of Kern totaling $572,260 (2003 - $Nil). This deposit earns interest at 1.875% per annum and is not available for working capital purposes.

4. Other Assets.

On April 1, 1995, the Company acquired, through the Subsidiary, an option to purchase all of the issued and outstanding shares of a privately held California corporation holding an interest in a previously uncontracted tract of land, which expanded the Soledad site. The option called for an initial non-refundable payment of $100,000 in exchange for access to the property to evaluate the presence of mineral reserves for a period of nine months. At the end of the nine-month period, the Company chose to exercise its option to purchase the shares of the corporation by making the initial purchase payment of $250,000. This was followed by a second payment of $500,000 on July 1, 1997. An additional $750,000 was due upon reaching sustained production or July 1, 1999, whichever came first. In June 1999, the Subsidiary and the private corporation amended the original agreement to allow for a one year extension in exchange for $75,000 which was paid by the Subsidiary on June 30, 1999. The Company extended the amended agreement to July 2001 with another extension payment on July 7, 2000 of $75,000. These extension payments do not apply to the overall purchase price.

The Company anticipated its inability to make the extension payment scheduled for July 1, 2001, and on August 10, 2001, signed a second amendment to the original stock purchase agreement. This amendment suspends all terms and obligations of the Company as set forth in the original agreement and the first amendment. Further, the amendment requires the Company to recognize a liability of $35,000, on or before July 1, 2001, and on each successive anniversary date for up to five years. To extend the termination date of the agreement, $10,000 of the liability is to be paid in cash, and the balance of $25,000 is to be accrued, without interest, payment of which is deferred until the final stock purchase payment is made. Each July, beginning in 2001, the Company has made the required cash payments of $10,000, accrued the liability balances of $25,000, and extended the termination date of the agreement by one year, each year, with the current termination date of the agreement being July 1, 2006.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(U.S. dollars)

4. Other Assets. - Continued

The Company has no legal obligation to continue making payment and cannot exercise its rights as a shareholder of the corporation until full payment under the option is made. Upon commencement of commercial production, if any, the Company would be required to pay a royalty of 1% of gross smelter returns for a period of up to 60 years, not to exceed $60,000,000.

5. Income Taxes.

The tax effects of the temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows:

	2004	2003

Net operating and capital losses	$7,330,000	$8,038,000
Property, plant and equipment	308,000	317,000
Mineral properties and deferred exploration costs	2,507,000	2,678,000
Asset retirement obligations	(117,000)	-
Undeducted financing costs	11,000	-
Valuation allowance	(10,039,000)	(11,033,000)

Future tax assets (liabilities)	$-	$-

The tax benefit of net operating losses carried forward and the associated valuation allowance were reduced by $3,873,000 (2003 - $179,000), representing the tax effect of losses which expired in the year.

The provision for income taxes differs from the amount established using the statutory income tax rate as follows:

	2004	2003

Income benefit at US statutory rate	$(602,000)	$(253,000)
Foreign income taxes at other than US statutory rate	(15,000)	(7,000)
Permanent differences	187,000	64,000
Non-deductible stock option compensation	-	45,000
Effect of reduction in statutory rate	-	1,814,000
Increase (decrease) in valuation allowance	430,000	(1,663,000)

Future income tax recovery	$-	$-

The Company’s future tax assets include approximately $40,500 (2003 - $Nil) related to deductions for share issue costs in excess of amounts deducted for financial reporting purposes. If and when the valuation allowance related to these amounts is reversed, the Company will recognize this benefit as an adjustment to share capital as opposed to income tax expense in the Statement of Operations.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(U.S. dollars)

5. Income Taxes. - Continued

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the future tax asset has been established at both December 31, 2004 and December 31, 2003.

As at December 31, 2004, the Company had net operating loss carry-forwards available to reduce taxable income in future years as follows:

Country	Amount	Expiration Dates

United States - Federal	$19,275,000	2005 - 2023

United States - AMT	$19,029,000	2005 - 2023

Canada ($C)	$2,836,000	2005 - 2014

These financial statements do not reflect the potential effect on future income taxes of the application of these losses.

6. Long-Term Debt.

Long-term debt consists of the following:

	December 31, 2004	December 31, 2003
Note due to a corporation, payable in monthly
installments of $9,275, including interest at prime
plus 2% estimated to mature in July 2013 and
collateralized by mineral property. *	$718,594	$745,548

Note due an individual, payable in monthly
installments of $600 including interest at 9%,
maturing June 2006, collateralized by mineral
property and repaid in 2004.	-	16,054

Total long-term debt	718,594	761,602
Current maturities	30,222	751,542

Long-term debt, less current maturities	$688,372	$10,060

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(U.S. dollars)

6. Long-Term Debt. - Continued

*
In June of 2000, an agreement effective September 30, 2000 was signed by the note holder which allowed for the deferment of principal and interest payments on the note in exchange for monthly payments of $4,000 over a period of three years or until the Company obtains production financing, whichever is sooner. These payments were reflected under interest expense in the financial statements. The Company continued making $4,000 per month payments through February 2004. In April 2004, the Company made a lump sum payment equal to four monthly payments on the original note plus late payment interest charges per the agreement, after which the Company was no longer in default in connection with its payments. In May 2004, the Company began making principal and interest payments of $9,275 per month according to the terms of the original agreement. The following schedule shows the maturity of the debts under the continuing agreement:

Year ending December 31,	Amount

2005	$30,222
2006	33,886
2007	37,995
2008	42,603
2009	47,769
Thereafter	526,119
$718,594

7. Convertible Notes.

In July 2003, the Company issued convertible promissory notes for aggregate proceeds of $375,000 to three independent parties. The notes are due on demand, bearing interest at the rate of 6.5% per annum and convertible into 1,630,435 units at a rate of $0.23. Each unit consists of one common share and one non-transferable detachable share purchase warrant entitling the holder to purchase one additional common share of the Company at an exercise price of $0.32, exercisable for two years. Interest has been and will be waived on conversion. In June 2004, 978,260 units with a $225,000 face value were converted into common shares, leaving 652,175 units outstanding at December 31, 2004.

The Company calculated the fair value of the equity component feature of the convertible promissory notes based upon the fair value of the underlying securities. The fair value of the underlying securities was estimated on the date of commitment of the contractual obligation, using the Black-Scholes option-pricing model, with the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	181%
Risk-free interest rate	1.37%
Expected life of warrants	2 years

The equity component was amortized to interest expense on a straight-line basis over the original term of the convertible promissory notes. Included in operations for the year ended December 31, 2004 was $196,000 (2003 - $179,000) in interest expense related to the amortization of the equity component on the convertible promissory notes.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(U.S. dollars) )

7. Convertible Notes. - Continued

The convertible promissory notes are summarized as follows:

	Face		Carrying
	Amount	Discount	Value
Issuance in 2003	$375,000	$(375,000)	$-
Amortization of equity component	-	179,000	179,000
Balance, December 31, 2003	$375,000	$(196,000)	179,000
Amortization of equity component	-	196,000	196,000
Conversion of notes	(225,000)	-	(225,000)
Balance, December 31, 2004	$150,000	$-	$150,000

8. Common Shares.

In January 2004, the Company entered into private placement agreements with 10 independent investors to issue an aggregate of 8,000,000 units at C$0.50 per unit for gross proceeds of US$3,036,282 (C$4,000,000). Each unit was comprised of one share and one share purchase warrant. Each warrant entitles the holder to purchase during a two year period one common share at a price of C$0.62 in the first year and C$0.75 in the second year.

In 2004, three shareholders exercised an aggregate of 200,000 options for common shares ranging from C$0.20 to C$0.50 per share for net proceeds of US$55,861 (C$68,750).

In 2003, two shareholders exercised an aggregate of 100,000 options for common shares at C$0.50 per share for net proceeds of US$24,379 (C$50,000).

The following is a summary of warrant activity during the years ended December 31, 2004 and 2003:

	Year Ended		Year Ended
	December 31, 2004		December 31, 2003
	Shares	Price Range	Shares	Price Range
Warrants outstanding, beginning of year	-	-	-	-
Warrants granted	8,978,260	C$0.38-0.75	-	-
Warrants outstanding, end of year	8,978,260	C$0.38-0.75	-	-
Warrants exercisable	8,978,260	C$0.38-0.75	-	-

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(U.S. dollars)

8. Common Shares. - Continued

The following table summarizes information about warrants outstanding at December 31, 2004:

		Warrants Outstanding		Warrants Exercisable
		Average
	Number	Contractual Life	Average	Number	Average
Range of Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
C$0.62-$0.75	8,000,000	1.07	C$0.69	8,000,000	C$0.69-0.75*
U$0.32	978,260	0.52	U$0.32	978,260	U$0.32
C$0.38 - $0.75	8,978,260	0.77	C$0.52	8,978,260	C$0.52

*These warrants have an exercise price of C$0.62 if exercised in the first year and C$0.75 if exercised in the second year. These warrants have a two year life and expire on January 27, 2006.

9. Stock Option Plan.

Under its amended 1996 stock option plan, the Company may grant options to purchase up to 3,300,000 shares of common stock to officers, directors and employees. The exercise price for all stock options is the closing price of the Company’s common shares in Canadian dollars as traded on the Toronto Stock Exchange on the date of grant. Options issued to directors vest immediately. For all other options, the right to exercise vests over a two year period in equal increments on the date of grant and on each of the first two anniversaries of such date. All stock options granted and outstanding as at December 31, 2004 expire at a date determined by the Company’s Board of Directors, not exceeding five years from the date of grant, or after 39 months from the date of grant if not specified.

On February 4, 2003 stock options to purchase up to 450,000 shares were granted to four directors. On the same date stock options to purchase up to a total of 100,000 shares were granted to two of the Company’s consultants. The options are exercisable at the price of C$0.55 per share and expire on February 4, 2006. On the same date all 550,000 options granted at C$0.81 had their exercise prices reduced to C$0.55.

The following is a summary of stock option activity during the years ended December 31, 2004 and 2003:

	Year Ended		Year Ended
	December 31, 2004		December 31, 2003
	Shares	Price Range	Shares	Price Range
Options outstanding, beginning of year	1,540,000	C$0.13-0.55	1,090,000	C$0.13-0.50
Options granted	-	-	550,000	C$0.55
Options exercised	(200,000)	C$0.20-0.50	(100,000)	C$0.50
Options expired / cancelled	(300,000)	C$0.50	-	-
Options outstanding, end of year	1,040,000	C$0.13-0.55	1,540,000	C$0.13-0.55
Options exercisable	1,040,000	C$0.13-0.55	1,540,000	C$0.13-0.55

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(U.S. dollars)

9. Stock Option Plan. - Continued

The following table summarizes information about stock options outstanding at December 31, 2004:

		Options Outstanding		Options Exercisable
		Weighted-	Weighted-		Weighted-
	Number	Average	Average	Number	Average
Range of Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
		(Years)
C$0.50	290,000	2.35	C$0.50	290,000	C$0.50
C$0.23	110,000	0.10	C$0.23	110,000	C$0.23*
C$0.13	90,000	1.93	C$0.13	90,000	C$0.13
C$0.55	550,000	1.10	C$0.55	550,000	C$0.55
C$0.13 - $0.55	1,040,000	1.41	C$0.47	1,040,000	C$0.47

*Subsequent to the year ended December 31, 2004, two directors exercised 110,000 stock options at C$0.23 per share on February 4, 2005 for net proceeds of US$21,048 (C$25,300).

The following table summarizes information about stock options outstanding at December 31, 2003:

		Options Outstanding		Options Exercisable
		Weighted-	Weighted-		Weighted-
	Number	Average	Average	Number	Average
	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
Range of Prices		(Years)
C$0.50	675,000	2.46	C$0.50	675,000	C$0.50
C$0.25	65,000	2.20	C$0.25	65,000	C$0.25
C$0.23	110,000	2.10	C$0.23	110,000	C$0.23
C$0.20	50,000	0.60	C$0.20	50,000	C$0.20
C$0.13	90,000	2.90	C$0.13	90,000	C$0.13
C$0.55	450,000	2.08	C$0.55	450,000	C$0.55
C$0.55	100,000	2.08	C$0.55	100,000	C$0.55
C$0.13 - $0.55	1,540,000	2.13	C$0.45	1,540,000	C$0.45

Subsequent to the year ended December 31, 2004, the Company granted 1,200,000 stock options to four directors on February 1, 2005. The options are exercisable at C$0.35 per share and expire on February 1, 2010.

No additional compensation costs were recorded for the modification of the exercise price for the options granted in 2003 as the market value of the Company’s stock on the date of the modification and at year end was less than the amended exercise price of the options.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2003: no dividend yield and weighted average expected option life of 3 years; expected weighted average volatility of 227%; and weighted average risk-free interest rate of 3.81% . No stock options were granted by the Company during 2004.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(U.S. dollars)

9. Stock Option Plan. - Continued

Based on the above assumptions, the fair value of options issued during 2004 and 2003 was $Nil ($Nil per share) and $280,117 ($0.51 per share) respectively. During 2004, the Company, using the Black-Scholes option-pricing model with the above-noted assumptions estimated the fair value of stock options granted for non-director services as $Nil (2003 - $127,326) which was recognized as compensation expense in the Statement of Loss.

10. Asset Retirement Obligations

The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” as at January 1, 2003. At that time, the Company estimated that the costs of the reclamation of Soledad as nominal. As a result, no asset retirement liability was accrued as at January 1, 2003. During 2004, the Company received additional information regarding the required reclamation and clean-up activities and increased its estimated costs by approximately $399,000, which is expected to be incurred evenly over 3 years commencing when production is completed and Soledad is closed. This change in estimate resulted in the recognition of additional asset retirement obligations and a corresponding capitalization to the resource property as at December 31, 2004 of $345,766, being the discounted present value of the estimated reclamation costs. At the end of the year, the Company evaluated the future recoverability of its resource property and wrote down the carrying amount of the resource property by the full amount of the additional asset retirement obligations of $345,766. The asset retirement obligation accrual required management to make significant estimates and assumptions. Actual results could materially differ from these estimates

11. Commitments and Contingencies.

The Company has acquired a number of properties outright and has acquired exclusive rights to explore, develop and mine Soledad under various agreements with landowners.

Agreements are typically subject to sliding scale royalties on net smelter returns and these range from 1 % to 7.5%.

The Company has agreed to issue 100,000 common shares upon commencement of commercial production on Soledad in connection with certain property acquisitions.

In October 2000, the Company ceased making property payments and advance, minimum royalty payments after successfully concluding moratorium agreements with a number of the landowners. The moratorium agreements typically had a term of three years and these have now expired. After the expiration of the moratorium agreements the Company reached an agreement with a landowner and is making lease payments of $10,000 per year to this landowner. The Company is also making advance minimum royalty payments of $100,000 per year to another landowner and these advance payments will be applied against any future production royalties. The Company is technically in default of certain non-material agreements but is not currently in litigation with any landowner.

The Company will continue to work with its landowners in 2005. While the Company has successfully reached agreement with its landowners in the past, there can be no assurance that such agreement will continue into the future.

In 2004, the Company entered into an agreement with the President of the Company to issue 300,000 bonus shares upon the completion of certain milestones. Upon receipt by the Company of a bankable feasibility study and the decision to place Soledad into commercial production, a bonus of 150,000 common shares is to be issued. Upon commencement of commercial production on Soledad, a bonus of 150,000 common shares is to be issued. As at December 31, 2004, the milestones had not been reached and no accrual was made in connection with these arrangements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(U.S. dollars)

12. Related Party Transactions.

For the year ended December 31, 2004, $82,600 (2003 - $49,009) was paid to Mr. H. L. Klingmann for services as President of the Company, and $5,800 (2003 - $5,400) was paid to Mr. Chester Shynkaryk for consulting services to the Company. No other compensation was paid or given during the year for services rendered by the directors in such capacity, and no additional amounts were payable at year-end under any standard arrangements for committee participation or special assignments.

For the year ended December 31, 2004, $6,600 (2003 - $Nil) was owed and included in accounts payable to Mr. H. L. Klingmann for services as President of the Company.

The above noted transactions were in the normal course of operations, and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

13. Canadian GAAP Reconciliation

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), which differ in certain respects from the principles that the Company would have followed had its consolidated financial statements been prepared in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). The major measurement differences between the U.S. and Canadian GAAP and their effects on the consolidated financial statements are provided below.

The amounts in the consolidated statement of loss that differ significantly from those reported under U.S. GAAP are as follows:

	2004	2003

Net loss per US GAAP	$(1,772,250)	$(744,516)
Adjustments related to:
Asset retirement obligation (b)	345,766	-
Accretion expense (b)	(16,073)	(13,286)

Net loss per Canadian GAAP	$(1,442,557)	$(757,802)

Loss per share per Canadian GAAP
Basic and diluted	$(0.02)	$(0.01)

Shareholders’ equity (capital deficit) per	$1,424,140	$(81,778)
US GAAP
Adjustment related to:
Asset retirement obligation (b)	-	(329,693)

Shareholders’ equity (capital deficit) per	$1,424,140	$(411,471)
Canadian GAAP

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(U.S. dollars)

13. Canadian GAAP Reconciliation – Continued

(a) Stock option compensation

The Company has adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and as permitted under SFAS 123, applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its stock option plans. SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123, requires disclosure of pro forma amounts to reflect the impact if the Company had elected to adopt the optional recognition provisions of SFAS 123 for its stock option plans and employee stock purchase plans.

Under Canadian GAAP, the Canadian Institute of Chartered Accountants (“CICA”) Section 3870 (“CICA 3870”), issued in December 2001, established standards for the recognition, measurement and disclosure of stock-based compensation, and other stock-based payments. Under the provisions of CICA 3870, prior to January 1, 2004, companies could either measure the compensation cost of equity instruments issued under employee compensation plans using a fair value-based method or could recognize compensation cost using another method, such as the intrinsic value-based method. However, if another method was applied, pro forma disclosure of net income or loss and earnings or loss per share was required in the financial statements as if the fair value-based method had been applied. Effective January 1, 2004, CICA 3870 requires that all stock-based compensation be measured and expensed using a fair value-based methodology.

Prior to the accounting change in 2004 the Company accounted for all stock-based compensation issued on or after July 1, 2002 to non-employees using the fair value based method and the intrinsic method for stock-based awards granted to employees. Under the intrinsic method, the Company did not recognize any compensation expense for stock-based awards to employees when the exercise price of the options was equal to or greater than the market value of the Company’s common stock on the date of grant. The effect of applying on a retroactive basis without restatement, the fair value based method of stock-based compensation to options granted to employees rather than the previously noted intrinsic method would be to increase the deficit on January 1, 2004 by $238,610 with a corresponding increase to reported contributed surplus. The Company’s net loss for the prior period and net loss per common share would have been increased to the pro forma amounts below had the fair value based method, been followed:

December 31, 2003
Loss applicable to common shareholders, Canadian GAAP:
As restated, per above	$(757,802)
Stock-based non-employee compensation expense
included in reported loss	127,326
Stock-based compensation expense determined under
fair value based method for all awards	(280,117)

Pro forma	$(910,593)
Loss applicable to common shareholders per share, Canadian GAAP:
As restated, per above	$(0.01)
Pro forma net loss	$(0.02)

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(U.S. dollars)

13. Canadian GAAP Reconciliation - Continued

For the year ended December 31, 2003, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions as outlined in Note 9. As there were no stock options granted during fiscal year 2004, no compensation expense was recorded in the year under both US and Canadian GAAP.

(b) Asset retirement obligation

The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” as at January 1, 2003. At that time, the Company estimated that the costs of the reclamation of Soledad as nominal As a result, no asset retirement liability was accrued as at December 31, 2003. During 2004, the Company received additional information regarding the required reclamation and clean-up activities and increased their estimated costs by approximately $399,000 and recorded additional asset retirement obligations in 2004 as a result of this change in estimate in accordance with SFAS No. 143. At the end of the year, the Company evaluated the future recoverability of its resource property and wrote down the carrying amount of the resource property by the full amount of the additional asset retirement obligations of $345,766.

Under Canadian GAAP, effective January 1, 2004, the Company retroactively adopted CICA 3110, “Asset Retirement Obligations”. The Company retroactively recorded the fair value of an asset retirement obligation as a liability in the period in which it incurred a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. In 2004, the Company estimated its asset retirement obligations based on its understanding of the requirement to reclaim and clean up Soledad. The Company estimated that annual payments of approximately $133,000 for a period of 3 years for a total of approximately $399,000 commencing in 2020 would be required to complete the retirement obligations.

The obligation was initially measured at fair value using present value methodology, and the resulting costs capitalized into the carrying amount of the related asset. In recording the estimated initial present value of the obligations, the Company used a discount factor of 4.875% (the credit-adjusted risk-free rate). The Company’s retirement obligations related to Soledad were incurred when the Company initially commenced exploration in 1998. Accordingly, the asset retirement obligations and the related asset would have been initially recorded at its fair value in 1998 and recorded an annual accretion of interest on the liability. In 2000, at the same time that the Company recorded an impairment reserve on the property, the asset portion of the retirement obligations was also written-off.

The effect of the retroactive restatement under Canadian GAAP was to increase the net loss for 2003 by $13,286, and to increase liabilities and accumulated deficit at December 31, 2003 by $329,693, shown for comparative purposes. The accretion expense recorded for 2004 was $16,073. As at December 31, 2004, the asset retirement liabilities obligations were $345,766.