Form 10QSB
period 2005-03-31
GOLDEN QUEEN MINING CO LTD
filed 2005-05-16
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

  ☒  QUARTERLY REPORT PURUSANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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

The number of outstanding shares of the issuer’s common stock at May 13, 2005 was 61,190,446 shares.

Transitional Small Business Disclosure Format:   Yes ☐     No ☒

GOLDEN QUEEN MINING CO. LTD.
QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY
PERIOD ENDED MARCH 31, 2005

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

In accordance with the Securities and Exchange Commission’s “Exchange Act Rule 240.13a -13-c”, and having met all of the conditions set forth therein, Golden Queen Mining Co. Ltd. is excluded from the provisions which require Part I filing of management’s discussion and analysis or plan of operations.

Item 3. Controls and Procedures

In accordance with the Securities and Exchange Commission’s “Exchange Act Rule 240.13a -13-c”, and having met all of the conditions set forth therein, Golden Queen Mining Co. Ltd. is excluded from the provisions which require Part I filing of management’s discussion and analysis or plan of operations.

PART II

Item 6. Exhibits

Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

Form 8-K Reports.

The Company filed no reports on Form 8-K during the first quarter of 2005.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 16, 2005
Golden Queen Mining Co. Ltd.

By: /s/ H. Lutz Klingmann
H. Lutz Klingmann
President and Principal Financial Officer