Form 10QSB
period 2005-06-30
GOLDEN QUEEN MINING CO LTD
filed 2005-08-23
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

  ☒  QUARTERLY REPORT PURUSANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
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

The number of outstanding shares of the issuer’s common stock at August 1, 2005 was 61,190,446 shares.

Transitional Small Business Disclosure Format:    Yes ☐     No ☒

GOLDEN QUEEN MINING CO. LTD.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

ii

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

PART II

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual General and Extraordinary Meeting of the holders of Common Shares of the Company held on June 6, 2005, the shareholders voted on the following matters:

1.	Fixing Number of Directors. The shareholders approved the motion to fix the number of Directors at four (4).

For: 19,986,222 Against or Withheld: 6,500

2.	Election of Directors. The following nominees were elected as directors to serve until the next annual general meeting of the shareholders:

H. Lutz Klingmann For: 19,971,268 Withheld: 20,404 Edward G. Thompson For: 19,971,268 Withheld: 20,404

Gordon Gutrath For: 19,971,268 Withheld: 20,404 Chester Shynkaryk For: 19,971,268 Withheld: 20,404

3.	Appointment of Auditors. The shareholders approved the reappointment of BDO Dunwoody as auditor of the Company until the next annual general shareholder meeting.

For: 19,976,722 Withheld: 20,000

4.	Special Resolution: Removal of Pre-Existing Company Provisions. The shareholders defeated* the motion to remove pre-existing company provisions set forth in Part 16 of the Regulations of the Business Corporations Act (British Columbia). A 75% majority is required to pass a special resolution.

For: 6,353,558 Against: 7,086,645

5.	Special Resolution: Increase in Authorized Capital. The shareholders defeated* the motion to increased the authorized capital of the Company to an unlimited number of common shares.

For: 12,320,042 Against: 7,658,680

* A 75% majority is required to pass a special resolution.

Item 6. Exhibits

Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 22, 2005
Golden Queen Mining Co. Ltd.

By: /s/ H. Lutz Klingmann
H. Lutz Klingmann
President and Principal Financial Officer