Form 10QSB
period 2005-09-30
GOLDEN QUEEN MINING CO LTD
filed 2005-11-14
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURUSANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act:
Yes☐ No ☒

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

The number of outstanding shares of the issuer’s common stock at November 10, 2005 was 61,190,446 shares.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

GOLDEN QUEEN MINING CO. LTD.
QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY
PERIOD ENDED SEPTEMBER 30, 2005

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

Dated: November 14, 2005
Golden Queen Mining Co. Ltd.

	By:	/s/ H. Lutz Klingmann
H. Lutz Klingmann
President and Principal Financial Officer