Form 10KSB
period 2005-12-31
GOLDEN QUEEN MINING CO LTD
filed 2006-04-03
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange
Act.): Approximately $35,625,646 as at March 24, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 68,390,446 common shares as at March 24, 2006.

Transitional Small Business Disclosure Format. Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the 2006 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-KSB, which definitive proxy statement is to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2005. If the definitive proxy statement is not filed within the 120 day period, the issuer will instead file an amendment to this Form 10-KSB disclosing the omitted items under Part III.

Form 10-KSB

PART I

Item 1. Description of Business.

Glossary

Certain terms used in this Form 10-KSB are described below. Note that the Company uses Canadian Institute of Mining (CIM) definitions for the terms “reserves”, “measured resources”, “indicated resources” and “inferred resources”, and American investors are cautioned that while these terms are recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize them.

Advance minimum royalty - Payment made before the start of commercial production under a property agreement. Advance minimum royalties are usually, but not always, credited against production royalties.

Ag – The chemical symbol for silver.

Au – The chemical symbol for gold.

Development stage - Includes all mining companies engaged in the preparation of a deposit with reserves for production and which are not in the production stage.

Exploration stage - Includes all mining companies engaged in the search for or explorations of mineral deposits, which are not in either the development or production stage.

Production stage - Includes all mining companies engaged in the exploitation of a mineral deposit with reserves.

Fault or faulting - A fracture in the earth’s crust caused by tectonic forces, accompanied by displacement along the fracture.

Grade - A term used to assign value to resources and reserves, such as troy ounces per ton (oz/ton) or gram per tonne (g/t). Grades are reported both in Imperial and SI units in this Form 10-KSB.

Heap leaching – A process for extracting gold and/or silver, which typically allows dilute cyanide solutions to percolate through crushed ore heaped on an impervious pad to dissolve the gold and/or silver.

Kriging - A geostatistical method used to assign grades to mineral resource and mineral reserve model blocks.

Mineral deposit - A mineral deposit is a mineralized body, which has been intersected by a sufficient number of drill holes or by underground workings to give an estimate of grade(s) of metal(s) to warrant further exploration or development. A mineral deposit does not qualify as a commercially viable deposit with reserves under standards set by the Securities and Exchange Commission until a final, comprehensive, economic, technical and legal feasibility study has been completed.

Ore - A natural aggregate of one or more minerals which, at a specified time and place, may be mined and sold at a profit or from which some part may be profitably separated.

Mineral Reserve - A Mineral Reserve is the economically mineable part of an Indicated or Measured Mineral Resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified. A Mineral Reserve includes diluting materials and allowances for losses that my may occur when the material is mined. Mineral Reserves are sub-divided in order of increasing confidence into Probable Mineral Reserves and Proven Mineral Reserves.

Mineral Resource - A Mineral Resource is a concentration or occurrence of natural, solid, inorganic or fossilized organic material in or on the earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a Mineral Resource are known, estimated or interpreted from specific geological evidence and knowledge. Mineral Resources are sub-divided, in order of increasing geological confidence, into Inferred, Indicated and Measured categories.

Stripping ratio - The quantity of waste rock in tons removed to allow the mining of one ton of ore in an open pit.

Volcanics - Rock composed of clasts or pieces that are of volcanic composition.

General Development of Business

Golden Queen Mining Co. Ltd., (the “Company”) was incorporated under the laws of the Province of British Columbia, Canada in November 1985 and has been exploring its mineral properties (the “Property”) located just south of Mojave in Kern County, in southern California.

The Company acquired its initial interest in the Property in 1985 and has since added to its holdings in the area. Work on the Property and the Soledad Mountain project (the “Project”) is done by Golden Queen Mining Company, Inc., a California corporation and the wholly owned subsidiary (the “Subsidiary”) of the Company.

The Company explored for gold and silver on the Property and did extensive engineering work on the Project between 1988 and 1999. M3 Engineering and Technology Corp. (“M3”), Tucson, Arizona completed a feasibility study for the Project in 1998 with gold and silver prices of $350/oz and $5.50/oz respectively. The Company did additional drilling and underground sampling in 1998 and 1999.

The Company had previously reported that it expected to begin producing gold and silver from the Project during the second half of 1998, based on the M3 feasibility study and once permitting was completed. Because of relatively low gold prices in the late 1990’s and in the early 2000’s, however, the Company was not able to obtain financing for the Project and the Project was therefore put on hold in late 2000. Employees were laid off and costs were reduced to the minimum required to maintain rights to the Property. The major landowners agreed to a 3-year moratorium on property payments or until the price of gold improved. The Company recorded an asset impairment loss of $28,547,592 for the year ended December 31, 2000 and this asset impairment loss reduced the carrying value of fixed assets, mineral properties, and other assets to their estimated net realizable value.

The Project remained on hold in 2001, 2002, 2003, 2004 and 2005.

In order to update the prospects for the development of the Project, the Company initiated a detailed review of the Project in mid-2002 to identify new approaches that would reduce both the capital cost to the start of production and future operating costs. The review was supported and complimented by a substantial amount of work done by independent engineers and contractors. The review was documented and compiled into an in-house report to assist management in determining the prospects for development of the Project at current gold and silver prices and this work was completed in September 2005. The Company engaged SRK Consulting (U.S.), Inc. (“SRK”), of Lakewood, Colorado in 2005 to prepare a technical report (the “Technical Report”) to validate and confirm the mineral resource estimates in compliance with National Instrument 43-101 (“NI 43-101”), being the Canadian regulation that governs the disclosure of technical information by natural resource companies, and this Technical Report was released on March 6, 2006. The mineral resource estimates have now been confirmed as set out in more detail below.

The Company has now engaged SRK to prepare a further NI 43-101 compliant Technical Report to assess the presence of mineral reserves Past reserve estimates, which were based on the report prepared by M3 in 1998, have been retracted by the Company on the basis that they are out of date and not supported by a current, independent technical report. Past disclosure of mineral reserve estimates should accordingly not be relied upon.

There are a number of risks associated with the Project and readers are urged to consider the risks set out below in this Form 10-KSB, and possible other risks, in order to obtain an understanding of the Project.

The registered office of the Company is located at 1200 - 750 West Pender Street, Vancouver, British Columbia V6C 2T8 and its executive offices are located at 6411 Imperial Ave., West Vancouver, BC, V7W 2J5.

Project Background

The Project is located approximately 8 km (5 miles) south of Mojave in Kern County in southern California.

Gold mining on Soledad Mountain dates back to the late 19th century. The largest producer in the area was a syndicate managed by Gold Fields America Development Co. (Gold Fields), a subsidiary of Consolidated Gold Fields of South Africa. This syndicate operated an underground mine and mill on the property from 1935 to 1942, when the mine was forced to close by War Production Board Order L-208. Production after the war was minimal, as costs had increased while the price of gold remained fixed at $35/oz until 1973.

Exploration & Mineral Resource Estimate

The Soledad Mountain mineral deposit is hosted in a volcanic sequence of rhyolite porphyries, quartz latites and bedded pyroclastics that occur on a large dome-shaped feature, called Soledad Mountain, along the margins of a collapsed caldera. Higher grade precious metal mineralization is associated with steeply dipping, epithermal veins, which occupy faults and fracture zones that cross cut the rock units and generally trend northwest. The veins are contained within siliceous envelopes of lower grade mineralization that forms the bulk of the mineral resource.

The primary rock types that occur are rhyolite porphyry and flow-banded rhyolite, quartz latite porphyry, pyroclastics and siliceous vein material. The rock types will be found in different areas and phases of the open pit. Little or no clay occurs in any of the rocks and the rocks contain upwards of 80 % Si as SiO2. Rhyolite porphyry and flow-banded rhyolite were grouped as a single rock type for the metallurgical test work and management expects that if the Project is placed into production, three primary rock types will be mined and processed at various times through the life of the mine.

Extensive programs of mapping, diamond drilling, reverse-circulation drilling and underground diamond drilling and channel sampling were carried out on the property between 1985 and 1999. Company geologists and engineers managed these programs. The geological database today includes the results of exploration done on the property by Rosario Exploration and Shell/Billiton and the crosscut assay data recorded on linens by a mining syndicate managed by Gold Fields between 1933 and 1942. The database contains 71,325 samples, generated from over 113,593m (372,649ft) of drilling and sampling of underground crosscuts.

Ore zones were shaped manually by company geologists to define continuity with a low-grade cutoff grade of 0.274g/t AuEq (0.008oz/ton AuEq). Prices for gold and silver of $325.00/oz and $6.00/oz and recoveries for gold and silver of 78.0% and 60.0% respectively were used to calculate the gold-equivalent cutoff grade for this purpose.

Mineral Resources Development, Inc. (“MRDI”), of San Mateo, California, completed a detailed due diligence review of the procedures used by the company between 1998 and 2000. This work involved statistical analyses, the evaluation of grade capping, the design of appropriate kriging techniques and setting criteria for the classification of resources. MRDI submitted a final report with recommendations in May of 2000.

SRK and AMEC E&C Services, Inc. (AMEC acquired MRDI in 2000) did an exhaustive review of the database information and this included the MRDI recommendations from 2000 and audited the geological model over a period of five months in late 2005 and early 2006. Linear kriging was used to estimate gold and silver grades for all blocks in the model. SRK completed work on the NI 43-101 compliant Technical Report in early March 2006.

Mineral resources were classified as follows:

Measured – first drill hole or crosscut within 21m (70ft) and a second drill hole or crosscut within 30m (100ft).

Indicated - first drill hole or crosscut within 43m (140ft) and a second drill hole or crosscut within 61m (200ft).

Inferred – everything beyond Measured and Indicated, but with two drill holes or cross-cuts within 91m (300ft) and this is more restrictive than the MRDI recommendation from 2000.

Note that mineral resources are not mineral reserves and do not have demonstrated economic viability.

Cautionary note to US Investors concerning estimates of measured or indicated resources: This section uses the terms “Measured Resources” and “Indicated Resources”. We advise US investors that while those terms are recognized and required by Canadian regulations, the US Securities and Exchange Commission does not recognize them. Investors are cautioned not to assume that any part or all of the material in the resource categories will ever be converted into mineral reserves.

Soledad Mountain Project - Measured & Indicated Mineral Resources

Grade
			AuEq		Gold		Silver
Category	t	ton	g/t	oz/ton	g/t	oz/ton	g/t	oz/ton
Measured Indicated	39,720,000 50,774,000	43,692,000 55,851,000	1.118 0.789	0.033 0.023	0.926 0.603	0.027 0.018	14.86 11.47	0.43 0.33
Total & Average	90,494,000	99,543,000	0.912	0.027	0.744	0.022	12.96	0.38

Cautionary note to US Investors concerning estimates of inferred resources: This section uses the term “Inferred Resources.” We advise US investors that while this term is recognized and required by Canadian regulations, the US Securities and Exchange Commission does not recognize it. Inferred Resources have great uncertainty as to their existence, and great uncertainty as to the economic and legal feasibility of exploiting these in a mining operation. It cannot be assumed that any part or all of an Inferred Mineral Resource will ever be upgraded to a higher category. Under Canadian rules, estimates of an Inferred Mineral Resource may not form the basis of pre-feasibility or feasibility studies except in rare cases. Investors are cautioned not to assume that any part or all of an Inferred Mineral Resource exists or is economically or legally mineable.

Soledad Mountain Project - Inferred Mineral Resources

			Grade
			AuEq		Gold		Silver
Category	t	ton	g/t	oz/ton	g/t	oz/ton	g/t	oz/ton
Inferred	32,073,000	35,280,000	0.634	0.019	0.497	0.015	10.84	0.32

Note:
1.	AuEq is the gold-equivalent grade, which is calculated as follows: AuEq g/t = Au g/t + {(Ag/R1 )xR2 } g/t where

R1 = Au price in $/oz/Ag price in $/oz; R2 = Ag recovery in %/Au recovery in % and prices and recoveries used in the calculations are $450.00/oz and $7.50/oz for gold and silver and 78.0% and 60.0% for gold and silver respectively.

2.	Ore zones were shaped manually with a cutoff grade of 0.274 g/t (0.008 oz/ton) AuEq.
3.	The mineral resources were calculated with a cutoff grade of 0.274 g/t (0.008 oz/ton) AuEq.

Infill Drilling Program

The company has prepared a drilling program with 40 drill holes and 7,200m (23,500ft) of drilling, designed to test a portion of the material classified as Inferred within pit shells constructed in 2000. SRK concurs in the Technical Report that strategically targeted drilling could upgrade a significant portion of the Inferred to the Measured or Indicated categories.

Historic Mineral Reserve Estimates

Past mineral reserve estimates, which were based on the report prepared by M3 in 1998, have been retracted on the basis that they are out of date and not supported by a current, independent, technical report. Past disclosure of mineral reserve estimates should accordingly not be relied upon. The Company has now engaged SRK to prepare a further NI 43-101 compliant Technical Report to assess the presence of mineral reserves. Investors are cautioned not to assume that mineral reserves exist that will be economically or legally mineable.

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

The exploration work to date has focused on known fault/vein structures central to the deposit. The host volcanics associated with the mineralization on the Property extend further to the south and have not been fully evaluated. Further, anomalous gold values have also been found in the low volcanic hills that protrude from the valley floor to the northwest of the Property.

The continuity of mineralization at depth remains untested.

A number of the geological targets have been selected for further exploration and this will depend upon the availability of funds.

Open Pit Operation

Mintec, Inc. (“Mintec”), Tucson, Arizona did the most recent open pit design with the assistance of the Company’s management in 2000. The Mintec design report is dated July 2000. Gold and silver prices of $300/oz and $5.50/oz respectively were used to develop an ultimate open pit shell with standard modeling techniques. A total of seven mining phases were defined within this shell. Detailed waste rock removal and ore production schedules and a waste rock disposal plan were prepared. Mintec believes that the approach used to develop the deposit model is adequate to take dilution into account for mine planning purposes. The Company’s management used the open pit design done in 2000 in its recent study on the prospects for the development of the Project, which was completed in September 2005.

Slope stability analyses were done in 1995 and these included analyses with the ultimate slopes subjected to a maximum, credible earthquake acceleration of 0.297g. An ultimate slope angle of 55o was recommended with indications that the ultimate slope angle could be safely increased to 63.4o. Five diamond drill holes were drilled in 1997 specifically to obtain rock strength parameters for further slope stability analyses. An independent consulting engineer did these analyses and confirmed the ultimate slope angle of 55o. An ultimate slope angle of 50o was used in the open pit design done by Mintec in 2000.

The operation will be an open pit operation and it is expected that the Company will do the mining. An independent consulting engineer determined detailed equipment requirements and two major equipment provided lease financing proposals. The mine operating costs were determined in-house.

Ore-from-waste separation will require special attention to ensure that overall grade projections are met.

Ground water has been reported only in the deeper historic underground mine openings and no seepage of water into the open pit is expected. Underground mine openings will be encountered from time-to-time during open pit mining and this will be allowed for in the detailed mine planning.

The open pit design done in 2000, accepted a loaded downhill ore haul to the crushing-screening plant for the life of the mine. The intent is now to replace the trucks with a pipe conveyor for conveying the ore to the crushing-screening plant with a possible significant reduction in both mine capital and operating costs.

Pipe conveyor technology is well proven in practice with upwards of 200 installations in Europe. Regenerative braking is typically used in all loaded downhill applications and the power generated would provide a small portion of the power required elsewhere in the Project.

Koch Transporttechnik Ges.m.b.H. of Vienna, Austria has submitted a proposal for a pipe conveyor for the Project based upon a site layout prepared by the Company’s management in 2003. Detailed engineering for the fabrication and installation of the pipe conveyor remains to be completed.

Detailed planning and engineering design to confirm the feasibility of using a pipe conveyor to convey the ore will be considered as part of an independent report on the feasibility of the development of the Project.

The development of a mine on the Property requires confirmation of the existence of mineral reserves and the ability of the Company to finance the Project. There is no guarantee that the Project will be economically viable, or if viable, that the Company can successfully develop the Project.

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

Test work done on Soledad Mountain ores from 1989 to 2005 shows that these ores are readily amenable to heap leaching provided the ore is crushed and/or ground to relatively small sizes. Gold and silver recoveries of 78.0% and 60.0% respectively and a range of parameters required to design a heap leach operation, such as agglomerate strength, percolation rates under load and the consumption of cyanide and other reagents, were determined.

It was proposed to crush and screen ore to 100% - 8mesh or 100% - 2.37mm and a four-stage crushing and screening plant using vertical shaft impact crushers in the third and fourth crushing stages was designed by M3 for the Project in 1998. A review done by the Company’s management in 2002 provided new insights into the historic test results. An alternative flow sheet was developed for the Project in late 2002, based upon the use of a high-pressure grinding roll (“HPGR”). The Company, in consultation with an independent engineering firm experienced in HPGR design, prepared a detailed flow sheet for the Project based on an HPGR.

Confirmation HPGR tests were required to provide the following:

  The design parameters to both size the equipment and determine the motor sizes for the HPGR;
  The target particle size distributions for the full-scale operation and
  Information to finalize the flow sheet, e.g. the need to recycle edge material.

Samples of rhyolite ore and quartz latite ore were collected for the HPGR tests in July 2003 and in March 2004 respectively. The samples were crushed to 100% passing 32 mm and 35 mm respectively by a metallurgical laboratory in Nevada. The samples were shipped by airfreight to two HPGR manufacturers in Germany where the actual HPGR tests were done. The crushed samples were returned to the laboratory in Nevada for confirmation leach test work. The following conclusions were drawn based upon the results of bottle roll and column leach tests:

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

Company’s management estimates the following recoveries based upon the results of column leach tests:

Primary Rock Types	Proportion	Gold	Silver
	%	%	%
Pyroclastics Quartz Latite Rhyolite Undefined	10.5 21.3 68.1 0.1	80.8 90.4 79.5 Not Included	55.0 60.0 50.0 Not Included
Total & Average	100.0	81.9	52.6

Tests were done on the residues from two of the column leach tests to determine the percolation rates under load and the results of these tests were used to design the heap and confirm the height of the heap in the heap leach operation.

The test work shows that the HPGR is expected to have distinct advantages over conventional crushing and screening to size and prepare particles for heap leaching in this particular application. The indicated benefits of using the HPGR will be:

  Higher recoveries in the heap leach operation due to micro-cracks in the ore particles;
  Faster extraction rates;
  Stronger agglomerates due to a more favorable overall particle size distribution;
  Substantially lower capital costs than a conventional crushing - screening plant;
  Manageable dust control as fewer pieces of equipment are required for the duty;
  Lower energy consumption and thus lower operating costs and
  Exceptional circuit flexibility that will readily permit future upgrades such as a finer HPGR feed size or the recycle of edge product.

A technical paper entitled “Flow Sheet Development And Benefits Of The HPGR” was presented at the RANDOL conference held in Perth, Australia in late-August 2005.

An independent consulting engineering firm did the design of the crushing-screening plant and this includes the HPGR and prepared the capital cost estimate for the construction of the plant. The detailed design of the commercial HPGR has also been completed.

Gold and silver are typically recovered in a heap leach operation by dissolution in a dilute cyanide solution and then by precipitation with zinc or adsorption on activated carbon. The zinc precipitation process, referred to as the Merrill-Crowe process after its developers, is used to recover gold and silver when the silver to gold ratio in solution is greater than 10 to 1. The silver to gold ratio is expected to average 15:1 for the Project and a Merrill-Crowe precipitation plant will therefore be required. In the Merrill-Crowe process, zinc dust is metered into the deaerated, pregnant solution and gold and silver are precipitated as micron-sized, metallic particles. The precipitate is dried, mixed with selected fluxes and melted in an induction furnace. The molten mix of gold and silver, i.e. the dorè, is poured into molds. The dorè is cooled, cleaned and shipped to a commercial refinery where gold and silver bullion are produced for final sale.

The Merrill-Crowe process is highly efficient and recoveries in commercial plant typically range upwards of 98%.

Cyanide will be used in the process to extract gold and silver. Very extensive procedures will be put in place to protect the workers and the environment. The cyanide will be received in a dissolved form by truck directly from the manufacturer. The liquid will be pumped to a storage tank on site and from there to the process. The cyanide will no longer be stored on site in a solid form and mixed on site and this was always a concern in other operations.

Independent consulting engineeing firms did detailed designs and prepared the capital and operating cost estimates for a Merrill-Crowe plant and this includes the refinery and for an analytical laboratory for the Project.

The Heap Leach Pad And The Heap

The Project’s heap leach facilit has been designed for zero discharge. The design contemplates that the first leach pad to be constructed, the Phase 1 pad, will be located on the northern side of Soledad Mountain. A second leach pad, the Phase 2 pad, will be located on the western side of Soledad Mountain if required. The Phase 1 pad will be a dedicated pad, i.e. ore will be stacked, leached, rinsed and left in place on the pad for final reclamation unless the leached and rinsed residues can be sold as aggregate. The following are the design criteria for the Phase 1 pad:

  The pad has been designed as a permanent, single-use pad
  Dry specific weight of agglomerated ore is 1.37t/m3 (85.5lb/ft3 )
  Maximum heap height is 60m (Nominally 200ft)
  Lift height is 10m (Nominally 33ft)
  The nominal angle of repose of the agglomerated ore is 2.0H:1.0V
  Slopes are 2.5H:1.0V on the north and west sides and 2.0H:1.0V on the south and east sides
  Nominal capacity of the pad is 46.2million t
  The heap to be constructed in 2 stages, viz. Stage 1 and Stage 2 and each stage to be divided into 2 hydraulically isolated zones, viz. Zone 1 and Zone 2 for a total of 4 zones

The Phase 1 pad will be lined with a composite liner consisting of a compacted soil liner and a geomembrane. The geomembrane will in turn be covered and protected by 45 cm of a crushed liner protection fill that will act as a drainage layer. A network of perforated pipes will be installed in the liner protection fill. Solution will drain by gravity to a pump box and will be pumped to the Merrill-Crowe plant where gold and silver will be extracted from the pregnant solution. The barren solution will be pumped to the heap with vertical turbine pumps and drip emitters will be used on the heap to limit evaporation losses.

An independent consulting engineering firm did a detailed site investigation in the area where the heap leach pad will be constructed, in October 2004. A detailed estimate of construction quantities has been completed.

The design of the heap leach pad meets all applicable regulatory requirements.

An independent consulting engineering firm did the heap leach stacking study and prepared capital and operating cost estimates for the conveying and stacking system.

Services

The Project is located approximately 8 km (5 miles) south of Mojave. The metropolitan areas of Lancaster/Palmdale and Los Angeles lie approximately 48 km (30 miles) and 110 km (70 miles) further to the south. Access to site is from State Route 14 and Silver Queen Road, an existing paved County road. The Union Pacific/Southern Pacific railroad line runs parallel to and just east of State Route 14. Services such as a hospital, ambulance, fire-protection, garbage and hazardous waste disposal, schools, motels and housing, shopping, airport and recreation are available in Mojave and its surroundings. Telephone service is currently available on site.

Water Supply

A water supply will be required for the heap leach operation and it is expected that groundwater will be used.

A detailed evaluation of the available groundwater was done in 1996. As many as 35 wells have been drilled in the greater Project area in the past. Records for some of these wells plus step rate test data from production well #1 drilled by the Company indicate that, initially, two production wells can provide the maximum estimated water requirement of 147.6m 3/h (650gal/min). Production well #1 is located approximately 1km north of the Project. A second production well has been drilled approximately 300m (1,000ft) north of well #1 and cased and tested and a third production well can be drilled if required in the future.

A water sample taken from production well #1 and from three monitoring wells on site indicated that groundwater could be used in the heap leach process without pre-treatment.

An independent consulting engineering firm did the design and prepared capital and operating cost estimates for the water supply and the process water and firewater distribution systems

Power Supply

It is expected that power for the Project will be supplied by a local utility via a 12.5 kV power line that has been constructed to the Property boundary.

An independent consulting engineering firm did a detailed motor list and estimated the power consumption for a commercial heap leach operation and did a capital cost estimate for power supply and distribution.

Offices & Workshop/Warehouse

The detailed designs and capital costs estimates for all services required for a mining operation such as an office, workshop and warehouse and diesel fuel and gasoline storage have been completed.

Project Management & Operating Manpower

A management team will be assembled in Mojave to manage the Project. The projected manpower is 28 salaried and 124 hourly-paid workers. Indications are that skilled workers will be available locally as there are a number of mines and quarries in production in the greater Mojave area.

Aggregate

The Company is evaluating the production and sale of aggregates as part of the Project. The source of raw materials would be the finely crushed and rinsed residue or sand from the heap leach operation and rock from the waste rock dumps. The waste rock can be classified into a range of products such as riprap, crushed stone and gravel. Test work to confirm the suitability of these materials for use as aggregate was done in 1998 and 1999.

Environmental Issues & Permits

The area surrounding Mojave is typical of the western Mojave Desert. The immediate vicinity of the Project is sparsely populated with considerable historic and more recent mining activity. The Standard Hill, Tropico and Cactus mines are located within a radius of 12km (7.5miles) of the Property.

The Project and the immediate area surrounding the Project or a total of approximately 9,600acres are included in the Specific Plan (the “Plan”) for Soledad Mountain - Elephant Butte & Vicinity - South of Mojave. This Plan was prepared in March 1973 and adopted by the Kern County Board of Supervisors as Resolution 73-485 on June 18, 1973. Gold and silver mining operations are recognized in the Plan as important past land uses and the protection of mineral deposits, potentially of commercial value, is included in the Plan through restriction of incompatible land uses. The Project as presently defined is consistent with the Plan.

An independent consulting engineering firm reviewed the major permits that were previously issued for the Project and the current regulatory environment in California in 2005. Additional work is now required due to the time that has passed since the permits were first issued and changes that have been made in the Project. There have also been changes in regulations imposed by the three levels of government. No significant environmental issues were however identified in the review and furthermore, the footprint of the Project as presently defined has been significantly reduced.

Environmental issues and the status of permits are summarized in the following sections.

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

The Company submitted its combined EIR/EIS to the Kern County Planning Department (“Kern County”) in February 1996, in accordance with a memorandum of understanding between Kern County and the Bureau of Land Management (“BLM”), which gave Kern County, as the lead agency, primary responsibility for the environmental reviews. The EIR/EIS took the form of a combined Conditional Use Permit application, Environmental Information Statement, Plan of Operations and Surface Mining Reclamation Plan as required by the California Surface Mining and Reclamation Act.

Comments were received in response to the submission on ground water quality and quantity, air quality, the effect of development on native species of plants and animals, the visual impact of the project and the potential hazards associated with transporting supplies and chemicals to site. These comments were incorporated into a revised EIR/EIS released for public comment in June 1997. In September 1997, the Company received a favorable notice of determination regarding the EIR/EIS, as well as approval of its Conditional Use Permit application and Surface Mining Reclamation Plan This was followed by a Record Of Decision from the BLM approving the Company’s Plan of Operations under NEPA in November 1997.

Kern County, as the lead agency, approved and issued two Conditional Use Permits (CUPs) for the Project in September 1997. Kern County confirmed in writing in 1998 that the CUPs had been activated and would not expire at some future date.

There are 87 conditions of approval and mitigation measures listed in Exhibit “E” to the CUPs and this includes a requirement to reclaim historic disturbances on the Property. Site inspections are conducted annually to verify that the Company is in compliance with these conditions of approval. The Company was in compliance for the year ended December 31, 2005.

Air Quality

The Project lies within the Southeast Desert Air Basin, which falls under the jurisdiction of the Kern County Air Pollution Control District. The district is charged to regulate sources of air pollution within the basin, pursuant to authority granted under the federal Clean Air Act.

The area is designated as unclassified for PM10 emissions (that portion of the total suspended particulates less than 10 microns in size) and as a non-attainment area for ozone. The typically windy conditions and very dry nature of the general area are responsible for the high PM10 background levels recorded at several nearby monitoring stations. Two monitoring stations were operated side-by-side, 24 hours per day in 1990 and 1991 on site and high background PM10 levels were recorded.

Fugitive dust from a mining operation on the Property, combined with background dust, may result in unacceptable levels of PM10 emissions in the surrounding areas, especially downwind, and this may present the greatest potential environmental issue for the Project. A PM10 level of 44 micrograms per cubic meter is projected by computer modeling for a mining rate of 27 million t (30 million ton) per year of ore and waste. This level is below the California attainment standard of 50 micrograms per cubic meter and the Federal standard of 150 micrograms per cubic meter. However, the Company believes that it will achieve compliance with applicable standards by a greater margin, as the modeling methodology assumes worst-case conditions, which are considered unlikely to be encountered in the actual mining operation based on the use by the Company of commonly accepted dust control techniques in all phases of the operation.

The Company will submit applications to the Kern County Air Pollution Control District for documents known as Authority To Construct and applications are currently being prepared.

Water Quality

The Project is located in the northern portion of the Antelope Valley Groundwater Basin. The mean recorded annual rainfall in the surrounding area is approximately 156 mm (6.14 in). Typical patterns of precipitation are winter rains and summer thunderstorms and these tend to be short-lived and of high intensity. The site is dominated by Soledad Mountain and surface drainage patterns in the area are largely influenced by local topography. This varies from steep, rugged hillsides at the upper elevations to a gently sloping desert floor around the toe of Soledad Mountain. Runoff on the northern side of Soledad Mountain is via a series of gullies or channels, which direct surface flows to the north, northeast and northwest and eventually to the east to the Gloster and Chaffe Hydrologic Areas of the Antelope Hydrologic Unit.

There are no springs or intermittent streams in the immediate area. The closest intermittent stream is approximately 5km (3miles) to the west. Evaporation rates are high. Precipitation, which does not evaporate, adds to groundwater recharge and this is typically found at depths of 55 to 61m (180 to 200ft) in the area north of the Project.

There is no site-specific water quality data available for surface runoff. Water quality data shows that groundwater quality can be used in the heap leach process with no pre-treatment.

The Lahontan Water Quality Control Board (the “Board”) is responsible for ensuring compliance with the federal Clean Water Act and California’s Porter-Cologne Water Quality Act. The Company submitted an application with the necessary supporting information to the Board in June 1997. The application was approved and the Board issued Board Order No. 6-98-9 on March 5, 1998, which set out the waste discharge requirements for the Project.

The Company is currently preparing documents that will be filed as a revision to reflect detailed changes in the heap leach operation currently being proposed for the Project.

Closure, Reclamation and Financial Assurance

The Company commissioned an independent consulting engineering firm to prepare a Surface Mining Reclamation Plan for the Project in 1996. The plan met the requirements of the State and local regulations and federal requirements designed to prevent degradation of federal lands.

Organic materials and soils, typically no more than 15mm (6inch) will be salvaged and placed in strategic locations to allow for easy reclamation.

Concurrent reclamation may be feasible in a number of areas and the Company made this commitment and this is included in Exhibit “B” of the CUPs.

The objective of the reclamation plan is to return the site to its pre-mining status as wildlife habitat and open space. Under the plan, the Company is required to remove all structures, re-contour the waste rock dumps, rip up or otherwise reclaim access roads and prepare disturbed surfaces for seeding with native species.

Reclamation can proceed in most areas while gold and silver are still being produced although ore is no longer being crushed and piled on the heap. Leach solutions must be neutralized and the heap must be reclaimed and it is expected that it will require approximately three years to do after mining has ended. Cyanide concentrations in the solutions must be reduced to the weak acid dissociable (WAD) standard of 0.2mg/L (0.2ppm) and a pH ranging from 6.0 to 8.5. The basic approach to reducing the cyanide concentrations is to allow natural processes to occur and to do a staged rinse with fresh water. A 90-day rinse cycle has been used successfully at other heap leach operations in the California deserts. Hydrogen peroxide or an equivalent oxidizing agent can be used to speed up the neutralization process as required. Excess water will be allowed to evaporate and snow making equipment has been successfully used at other heap leach operations to speed evaporation.

The heap will be drilled and sampled once rinsing has been completed. It is expected that twelve holes, evenly spaced, will be adequate. The leached and rinsed ore that remains on the heap will be reclassified as a Class C waste and that is the target approved by Board Order No. 6-98-9.

Experience at other heap leach operations in the California deserts shows that reclamation can be completed successfully.

The Company is required to provide financial assurance for the Project:

  Financial assurance to be held by Kern County to cover the general reclamation on site.
  Financial assurance to be held by the Board to cover neutralization of leach solutions and
  “Unforeseen events financial assurance” to be held by the Board designed cover an unforeseen event that could contaminate surface or groundwater.

The Company provided financial assurance in October 2005 in the form of an Irrevocable Standby Letter Of Credit backed by a Certificate Of Deposit with Union Bank of California in the amount of $182,453. This was the estimate approved by Kern County for reclamation of historic disturbances on the Property.

An independent consulting engineering firm is currently doing additional work to confirm the reclamation cost estimates for historic disturbances. The adequacy of the financial assurance is also reassessed annually and this will increase once mine development starts.

Recent Developments

The State of California introduced backfilling requirements for certain types of open pit, metal mines in December 2002. The Company contended that these regulations did not apply to the Project and Kern County officials supported this position through 2004 and 2005. The California Department of Conservation, Office of Mine Reclamation has however recently determined that the Project will be subject to the backfilling requirement and Kern County officials now concur with this position. The Company is currently preparing and will submit a revised Surface Mining Reclamation Plan for the Project and this will incorporate backfilling.

Environmental, Safety and Health Policy

The Company has prepared an Environmental, Safety and Health Policy and a management system to implement this Policy.

The company expects to sign the International Cyanide Management Code. The Code was developed under the auspices of the United Nations Environment Program and the International Council on Metals and the Environment. The International Cyanide Management Institute, a non-profit organization, administers the Code. Signatories to the Code commit to follow the Principles set out in Code and to follow the Standards of Practice. Companies are expected to design, construct, operate and decommission their facilities consistent with the requirements of the Code and must have their operations audited by an independent third party. Audit results are made public.

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

The Likelihood Of Continued Losses From Operations

The Company has no revenue from operations and has incurred losses from inception through December 31, 2005 of $37,816,188. Losses are expected to continue until such time as the Company can economically produce and sell gold and silver from the Project. The Company held $749,825 in cash and cash equivalents on December 31, 2005. Continued losses will require that the Company raise additional funds by equity or debt financing, failing which it will not be able to continue operations.

Ability To Continue As A Going Concern

The Company has had no revenues from operations since inception and has a deficit of $38,441,401 accumulated during the exploration stage. The ability of the Company to obtain financing for its ongoing activities and thus maintain solvency beyond 2006, will depend upon gold and silver prices and equity market conditions for junior resource companies, the willingness of other parties to lend the Company money or the ability to find a joint venture partner. While the Company has successfully obtained financing in the past, there can be no assurance that future efforts will be successful. This raises substantial doubt about the Company’s ability to continue as a going concern.

The Need for Significant Additional Financing

If a feasibility study is completed for the Project and a production decision is made, the Company will need significant additional financing to develop the Project into an operating mine and estimates that this could range as high as $55million. The Company expects to finance the construction and to secure the necessary working capital from additional sales of common stock, from bank or other borrowings or, alternatively, through a joint venture. However, the Company has no commitment for bank financing or for the underwriting of additional stock, and it is not a party to any agreement or arrangement providing for a joint venture. Whether and to what extent project financing can be secured will depend on a number of factors, including gold and silver prices. Gold and silver prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as the strength of the US dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries. If financing is not obtained, the Company will not be able to develop the Project and would be forced to seek alternatives to its current business plan, including disposing of its interests in the Property.

There is no Current Independent Feasibility Study Confirming the Existence of Reserves

Past mineral reserve estimates, which were based on the report prepared by M3 in 1998, have been retracted on the basis that they are out of date and not supported by a NI 43-101 Technical Report. Accordingly there is presently no current, independent, technical report on the Project confirming the existence of reserves based on current information, including current prices for gold and silver, mining regulations, and mining technology. There is no guarantee that an independent feasibility study prepared for the Project will indicate that the Project is viable. Without a current independent feasibility study, the Company will not be able to make a production decision.

Risks and Contingencies Associated with the Mining Industry Generally

In addition to the risks noted above, the Company is subject to all of the risks inherent in the mining industry, including environmental risks, fluctuating metals prices, industrial accidents, labor disputes, unusual or unexpected geologic formations, cave-ins, flooding, earth quakes and periodic interruptions due to inclement weather. These risks could result in damage to, or destruction of, production facilities, personal injury, environmental damage, delays, monetary losses and legal liability. Although the Company maintains or can be expected to maintain insurance within ranges of coverage consistent with industry practice, no assurance can be given that such insurance will be available at economically feasible premiums. Insurance against environmental risks (including pollution or other hazards resulting from production) is not generally available to the Company. Were the Company subjected to unexpected costs, such costs would reduce the funds available to the Company for its normal activities. Were the Company unable to fund fully the cost of remedying an environmental problem, it might be required to suspend operations or enter into interim compliance measures pending completion of remedial activities.

Item 2. Description of Property

Land Ownership and Mining Rights

The Company acquired its initial property interests in 1985 and has since acquired additional properties in the area.

The Property is located west of California State Highway 14 and largely south of Silver Queen Road in Kern County, California, covering all of Section 6 and portions of Sections 5, 7 and 8 in Township 10 North, Range 12 West; portions of Sections 1 and 12 in Township 10 North, Range 13 West; portions of Section 18 in Township 9 North, Range 12 West and portions of Section 32 in Township 11 North, Range 12 West, all from the San Bernardino Baseline and Meridian. The Project facilities will be located in Section 6.

The Company holds or controls via agreement 33 patented lode-mining claims, 122 unpatented lode-mining claims, 1 patented millsite claim, 6 unpatented millsite claims and 268.5hectare (663.2acres) of fee land. The Company also owns four residential properties with buildings north of Silver Queen Road.

The area that will be disturbed by the Project will be approximately 497hectare (1,228acres) in size.

The Company owns or controls the properties under a variety of agreements with 53 individual landowners, two groups of landowners and three incorporated entities. These agreements include mining leases, exploration agreements and purchase agreements in various stages of completion. The Company believes that all the land required for the Project has either been secured under one of these agreements or is controlled by the Company through ownership of the land in fee or where the Company holds unpatented mining claims. The purchases were made or agreements entered into from 1986 onwards, at a total cost of approximately $3,800,000.

The Company is continuing with its efforts to purchase additional mining claims and fee land that will secure its land position.

Significant Agreements

The following are the two significant agreements that will require major cash payments in 2006.

The Company acquired an option to purchase all of the issued and outstanding shares of a privately held California corporation, the Karma Wegmann Corporation, on April 1, 1995. Karma Wegmann Corporation holds 6 patented mining claims, 6 unpatented mining claims and 1 patented millsite. The option agreement was successively renegotiated and a second amendment was signed on August 10, 2001. A payment of $750,000 is now due to conclude the share purchase under the second amendment on or before July 1 of any one year for a period of five years from July 1, 2001 onwards. The second amendment also requires the Company to recognize a liability of $35,000 on or before July 1, 2001 and on each successive anniversary date for up to five years. In order to extend the termination date of the agreement, $10,000 of the liability is to be paid in cash and the balance of $25,000 is to be accrued, without interest, payment of which is deferred until the final share purchase payment is made. Each July, beginning in 2001, the Company has made the required cash payment of $10,000, accrued the liability balance of $25,000 and extended the termination date of the agreement by one year, each year, with the current termination date of the agreement being July 1, 2006. The full amount due is now $(750,000 + 125,000) = $875,000. The Company cannot exercise any rights, as a shareholder of Karma Wegmann Corporation, until full payment under the option agreement and its amendments is made. The Company is required to pay a royalty of 1% of gross smelter returns for a period of up to 60 years, not to exceed $60,000,000, upon commencement of commercial production.

The Company concluded an agreement to purchase 29.18 acres of land required for the Phase 1 heap leach pad on August 1, 1996. The agreement is with Southwestern Refining Corporation. The purchase price was $950,000 of which $100,000 was paid in cash and $850,000 was secured by a promissory note with a term of 180 months. The note is payable in monthly instalments of $9,275. Interest on the outstanding balance is charged at prime rate plus 2%. A balloon payment of the principal amount owing, if any, and accrued but unpaid interest, if any, is due on September 1, 2011. The principal amount owing, recorded as a long-term debt plus current maturities in the financial statements, was $612,187 as at December 31, 2005.

Title Review

The Company commissioned a formal title review of the Property by a firm familiar with title matters in California in 1996. This title review was updated in February 1998 and again in March 1999. A further title review was completed by an independent landman in 2004 and no particular title problems were identified.

Quiet Title Judgment

The ownership history is typically complex in historic mining districts and title problems will exist. The Company obtained a Quiet Title Judgment on May 15, 1999 and this resolved a majority of the title questions. The effect of the Judgment was to clear the title to the interests in the patented claims listed in the action and to cure the title defects of record, providing security of title and thus greatly enhancing the value of the properties.

The Company has determined that any remaining title questions would not present a threat to the Project.

Land Survey

A formal land survey of the Property has not been completed.

Public lands within the entire area of interest were segregated from appropriation from 1991 onwards and the most recent segregation ended on May 3, 2005. Records were noted on September 26, 2005.

The Company is currently re-confirming that there are no gaps in its land holdings in the project area.

Royalties

The Company is required to make advance, minimum royalty payments under a number of property agreements. With one exception, the Company will receive a credit for the advance minimum royalty payments on commencement of commercial production. Most of the royalties are of the net smelter return (“NSR”) type and are based on a sliding scale, with the percentage amount of the royalty depending upon the grade found on the particular property to which the royalty relates. Typically, the royalties are % NSR or less, with an expected average of 3.1% . The agreements also typically provide for an additional royalty if non-mineral commodities, such as aggregates, are sold.

Property Interests Are Not In Good Standing

The Company ceased making property payments and advance, minimum royalty payments in October 2005 after successfully concluding moratorium agreements with a number of the landowners. The moratorium agreements typically had a term of three years and these have now expired. After the expiration of the moratorium agreements the Company reached an agreement with a landowner and is making lease payments of $10,000 per year to this landowner. The Company is also making principal and interest payments of $9,275 per month to a second landowner under an agreement to purchase 29.18 acres of fee land. The Company made advance, minimum royalty payments of $100,000 per year to the second landowner in 2004. The Company did not however make the advance, minimum royalty payment of $100,000 to the landowner in 2005 and has proposed to the landowner that advance, minimum royalty payments be suspended until royalty payments become due from commercial production.

The Company is technically in default of certain mineral property agreements but is not currently in litigation with any landowner. The Company will continue to work with its landowners in 2006. While the Company has successfully reached agreement with its landowners in the past, there can be no assurance that such agreements will continue into the future.

The future of the Project is dependant upon maintaining control of the Property. Without land and mineral rights, the Company has no basis for continuing with its activities. While each and every property has its own value and unique purpose in the overall mine plan, the feasibility of the Project will depend on the ability of the Company to maintain control of the Property as a whole. A failure to keep property agreements in good standing may result in a loss of control, which, if material to the Project, would prevent the Company from development of the Project.

Item 3. Legal Proceedings

To the best of our knowledge, there are no legal actions pending, threatened or contemplated against us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of 2005.

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

Year ended December 31		High	Low
2005	Fourth Quarter	$0.45	$0.34
	Third Quarter	0.42	0.28
	Second Quarter	0.43	0.30
	First Quarter	0.44	0.31
2004	Fourth Quarter	$0.54	0.37
	Third Quarter	0.51	0.42
	Second Quarter	0.86	0.40
	First Quarter	1.04	0.47

Exchange Rates

The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in New York City for cable transfers in Canadian dollars. Such rates are the number of Canadian dollars per one (1) U.S. dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for U.S. dollars per CDN$1.00. On March 22, 2006, the exchange rate was US$1.00 per CDN$1.16678. The high and low exchange rates for each month during the previous six months were as follows:

	High	Low
February 2006	1.1577	1.1379
January 2006	1.1794	1.1372
December 2005	1.1754	1.1427
November 2005	1.1977	1.1642
October 2005	1.1923	1.1588
September 2005	1.1936	1.1588

The following table sets out the exchange rate information as at each of the years ended December 31, 2005 and 2004.

	Year Ended December 31

	2005	2004
Rate at end of Period	1.1630	1.2020
Average Rate during Period	1.2116	1.3015
Low	1.1467	1.1746
High	1.2696	1.4003

As of February 28, 2006 there were 270 holders of record of the Company’s common shares and an undetermined number of beneficial holders.

The common shares of the Company are also traded on the Pink Sheets under the trading symbol “GQMNF”. The high and low sales prices of the common stock as reported by the Pink Sheets for the calendar periods indicated are set out in the table below. All prices are reported in U.S. dollars. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The Pink Sheets has a limited and sporadic trading market and does not constitute an established trading market.

Year ended December 31		High	Low
2005	Fourth Quarter	$0.385	$0.385
	Third Quarter	0.353	0.225
	Second Quarter	0.355	0.239
	First Quarter	0.370	0.245
2004	Fourth Quarter	$0.422	$0.320
	Third Quarter	0.400	0.333
	Second Quarter	0.705	0.290
	First Quarter	0.825	0.350

Dividends

The Company has not declared dividends on its common shares in the last two fiscal years.

Securities Authorized for Issuance Under Compensation Plans

The following table sets forth information as at December 31, 2005 respecting the compensation plans under which shares of the Company’s common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,040,000	C$0.425 (US$0.365)	750,000
Equity compensation plans not approved by security holders	N/a	N/a	N/a
Total	2,040,000	--	750,000

Sales of Unregistered Securities

During the fiscal year ended December 31, 2005, there were no sales of unregistered securities by the Company.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor an affiliate of the Company purchased common shares of the Company in the year ending December 31, 2005, other than through the exercise of options pursuant to the Company’s 1996 Stock Option Plan.

Item 6. Management’s Discussion and Analysis And Plan of Operations

Results of Operations

The Company had no revenue from operations and the Project remained on hold in 2005.

The Company initiated a detailed review of the Project in mid-2002 to identify new approaches that would reduce both the capital cost to the start of production and future operating costs to ensure a viable mining operation at foreseeable gold and silver prices. The review has been supported and complimented by a substantial amount of work done by independent engineers and contractors. The technical studies were completed in September 2005.

The following is a summary of operating results since work on the Project was accelerated in 2002:

	Year Ended Dec. 31, 2005	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2003	Year Ended Dec. 31, 2002	Cumulative From Inception
	$	$	$	$	$
General and administrative expenses	-1,018,343	-1,163,069	-493,657	-287,665	-8,636,431
Asset impairment loss	-682,687	-345,766	0	0	-29,576,045
Adjustment to asset retirement obligation	262,265	0	0	0	262,265
Miscellaneous items	(7,515)	0	0	0	-148,139
Sub-total	-1,446,280	-1,508,835	-493,657	-287,665	-38,098,350
Interest expense	-50,069	-294,677	-250,904	-60,192	-850,043
Interest income	20,025	31,262	45	254	1,133,005
Net loss	-1,476,324	-1,772,250	-744,516	-347,603	-37,816,388

The results of operations can vary from year to year depending upon the nature, timing and cost of activities undertaken during the year and whether or not the Company incurs gains or losses on foreign exchange, grants stock options or writes down the value of its property or makes other end-of-year adjustments.

The Company incurred general and administrative expenses of $1,018,343 for the year ended December 31, 2005, as compared to $1,163,069 for the year ended December 31, 2004. These costs were marginally lower in 2005 and this was primarily due to ongoing spending required to complete process development and detailed engineering for the Project.

An asset impairment loss of $682,687 on its mineral properties was recorded in 2005. This is discussed in detail in Note 3 of the Consolidated Financial Statements.

An adjustment to asset retirement obligation was required in 2005 as the estimated cost of reclaiming the historic disturbances on the Property was reduced from $572,260 in 2004 to $182,453 in 2005. The costs were re-estimated in detail in 2005 and actual costs could still differ materially from current estimates. The adjustment is discussed in detail in Note 10 of the Consolidated Financial Statements.

Interest expense was $50,069 for the year ended December 31, 2005 as compared to $294,677 for the year ended December 31, 2004. The decrease of $244,608 was primarily due to the accounting treatment of an amortization of the equity component of the convertible debt in 2004.

Interest income was $20,025 for the year ended December 31, 2005 as compared to $31,262 for the year ended December 31, 2004. The decrease is due to the fact that funds on deposit from the private placement, which was concluded in January 2004, were lower as cash was used to fund operating activities in 2005.

The Company incurred a net loss of $1,476,324 (or $0.02 per share) for the year ended December 31, 2005, as compared to a net loss of $1,772,250 (or $0.03 per share) for the year ended December 31, 2004.

Summary Of Quarterly Results

Results for the eight most recent quarters are set out in the table below.

Results for the quarter ending on:	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005
Item	$	$	$	$
Revenue Net loss for the quarter Net loss per share	Nil 669,852 0.01	Nil 207,580 0.01	Nil 365,127 0.01	Nil 233,765 0.00

Results for the quarter ending on:	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	March 31, 2004
Item	$	$	$	$
Revenue Net loss for the quarter Net loss per share	Nil 837,455 0.01	Nil 267,797 0.00	Nil 352,093 0.01	Nil 314,905 0.01

The results of operations can vary from quarter to quarter depending upon the nature, timing and cost of activities undertaken during the quarter.

Transactions With Related Parties

Mr. H.L. Klingmann, the president of the Company, was paid management fees of $110,000 and Mr. C. Shynkaryk, a director of the Company, was paid $6,200 for consulting services during the year ended December 31, 2005.

There were no other related party transactions during the year ended December 31, 2005.

Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable and accounts payable, amounts due to related parties and current maturities of long-term debt is estimated to approximate their carrying values. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risk arising from the use of these financial instruments.

Liquidity and Capital Resources

The Company held $749,825 in cash and cash equivalents on December 31, 2005.

The Company closed a private placement with one independent investor for an aggregate of 7,200,000 units at C$0.50 per unit for gross proceeds of approximately $3,000,000 (C$3,600,000) on January 31, 2006. The Company paid a finders’ fee of 2.0% or C$72,000.

The following warrants are currently outstanding pursuant to the two most recent private placements::

	No. of Warrants	Exercise Price	Expiry Date
Private placement of January 2004	8,000,000	C$0.60/share	June 1, 2006*
Private placement of January 2006	7,200,000	C$0.60/share	Jan. 26, 2008

*These warrants had an original exercise price of C$0.62 if exercised in the first year and C$0.75 if exercised in the second year with a two-year life to expire on January 27, 2006. Subsequent to December 31, 2005 the warrants were repriced to C$0.60 and the expiry date extended to June 1, 2006.

These outstanding warrants represent an important, potential source of cash for the Company.

Management plans to control costs and it is not expected that additional cash will be required beyond cash currently on hand to complete the independent feasibility study for the Project, to conclude a major purchase of shares in a private California corporation, the Karma-Wegmann Corporation, for $875,000 due on July 1, 2006 and for general corporate purposes to the end of 2006.

Continued losses from operations in the future, will require that the Company raise additional funds by equity or debt financing, failing which it will not be able to continue operations. Further, the Company will need significant additional financing to develop the Project into an operating mine once the feasibility study has been completed and a production decision has been made and estimates that this could range as high as $55million plus working capital.

The Company expects to finance construction and secure the necessary working capital from additional sales of common stock, from bank or other borrowings or, alternatively, through a joint venture. The Company does not currently have commitments for the sale of common stock or for bank financing and is not a party to any agreement or arrangement providing for a joint venture. Whether and to what extent project financing can be secured, will depend upon a number of factors, not the least of which are gold and silver prices. Gold and silver prices fluctuate widely and are affected by numerous factors beyond the control of the Company. This is discussed in more detail under Plan of Operations below.

The Company had Canadian and US deferred tax assets of approximately C$3.4million and $19.9million respectively on December 31, 2005. The Company has provided a 100% valuation allowance for these deferred tax assets as management cannot determine that it is more likely than not that the Company will receive the benefit of the asset.

Some of the conditions noted above raise substantial doubt about the ability of the Company to continue as a going concern and our auditors provide further comments in their audit report on the Company’s financial statements. The ability of the Company to obtain financing for its ongoing activities and thus maintain solvency beyond 2006, will depend upon gold and silver prices and equity market conditions for junior resource companies, the willingness of other parties to lend the Company money or the ability to find a joint venture partner. While the Company has successfully obtained financing in the past, there can be no assurance that future efforts will be successful.

Plan of Operations

The Company engaged SRK in 2005 to prepare a NI 43-101 Technical Report to validate and confirm the mineral resource estimates and this Technical Report was released on March 6, 2006 and the mineral resources have been confirmed as set out in this Form 10-KSB above.

The Company has now engaged SRK to prepare a NI 43-101 Technical Report to assess mineral reserves as part of an independent feasibility study based upon the technical work that was completed in September 2005. This Technical Report is to be completed as soon as is practical and this is a priority for the Company.

The Company plans to put the Project into production as an open pit heap leach operation and to construct facilities to process ore at a rate of 5.7million t (6.3million ton) per year for an initial life of mine of 7.1 years.

The Company is working with independent consulting engineers and contractors to prepare applications with supporting information to reflect detailed changes currently being proposed for the Project. These applications will be filed with various regulatory authorities in the second quarter of 2006 as revisions to approvals and permits that were granted in the late 1990’s.

If a feasibility study is completed for the Project and a production decision is made, the Company will need significant additional financing to develop the Project into an operating mine and estimates that this could range as high as $55million plus working capital. The Company believes that financing for the Project can be secured if gold and silver prices remain at or above $450.00/oz and $7.50/oz respectively. Gold and silver prices averaged $444.85/oz and $7.31/oz in 2005 and prices have seen a relatively narrow range around $550.00/oz and $10.00/oz in March 2006 respectively.

It is not expected that the Company will hedge any of its gold or silver production.

Aggregate

It is expected that an aggregate business can be developed on the Property once the heap leach operation is in full production. The source of raw materials would be the finely crushed and rinsed residue from the heap leach operation and rock from the waste rock dumps. The waste rock can be classified into a range of products such as riprap, crushed stone and gravel. Test work to confirm the suitability of these materials for use as aggregate was done in 1998 and 1999. The Company has received an expression of interest form an aggregate producer with experience in southern California markets and this is being actively pursued.

Wind Power

A large number of wind turbines are located in an area between Mojave and Bakersfield.

A company based in Tehachapi has investigated the feasibility of using Soledad Mountain as a base for a commercial installation of wind turbines and has had discussions with the Company. The company has had a wind monitoring station on Soledad Mountain for a year and has indicated that Soledad Mountain would be a very good site and could accommodate 8 to 12 wind turbines without interfering with the mining operation. The Company is now actively pursuing this as a supplemental source of power for the Project although it would still be necessary for the local utility to provide power during periods when there is little or no wind.

Risk

There are a number of risks associated with the Project and readers are urged to consider the risks set out in this Form 10-KSB above, and other risks, in order to obtain an understanding of the Project.

Outstanding Share Data

The number of shares issued and outstanding and the fully diluted share position are set out in the table below.

Item	No. of Shares	Exercise Price	Expiry Date
Shares issued and outstanding on Dec. 31, 2005	61,190,449	Not Applicable	Not Applicable
Shares issued on January 31, 2006	7,200,000	Not Applicable	Not Applicable
Director and employee stock options	1,580,000	$0.35 to $0.50	9/05/07 & 1/02/10
Shares to be issued on conversion of note	652,174	U.S.$0.23	None
Warrants issued pursuant to private placement	8,000,000	C0.60	June 1, 2006
Warrants issued pursuant to private placement	7,200,000	C0.60	Jan. 26, 2008
Shares to be issued as a finders fee	100,000	Not Applicable	Not Applicable
Bonus shares to be issued to H.L. Klingmann	300,000	None	None
Fully diluted on March 31, 2006	86,222,623

The number of shares issued and outstanding was 61,190,449 on December 31, 2005, 61,080,449 on December 31, 2004 and 51,902,189 on December 31, 2003. As at March 31, 2006 the company had 68,390,446 shares issued and outstanding.

The Company’s authorized share capital is 100,000,000 common shares with no par value.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a wide variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. The most significant accounting policies that are most important to the portrayal of our current financial condition and results of operations relate to mineral properties and exploration and development expenditures. Other accounting policies are disclosed in the Consolidated Financial Statements.

Mineral Properties

Mineral properties includes the cost of advance minimum royalty payments, the cost of capitalized property leases, payments in shares, and the cost of property acquired either by cash payment or the issuance of term debt. Expenditures for exploration on specific properties with no proven reserves are written-off as incurred. Mineral property costs will be amortized against future revenues or charged to operations at the time the related property is determined to have an impairment in value.

Carrying value of mineral interests

The cost of acquiring mineral property interests is capitalized. Capitalized acquisition costs are expensed in the period in which it is determined that the mineral property has no future economic value. Capitalized amounts may also be written down if future cash flows, including potential sales proceeds related to the property, are estimated to be less than the carrying value of the property. We review the carrying value of mineral property interests periodically, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable, reductions in the carrying value of each property would be recorded to the extent the carrying value of the investment exceeds the property’s estimated fair value. See also Note 3 of the Consolidated Financial Statements..

Exploration and development expenditures

Exploration and development expenditures are expensed as incurred. Once a mineral reserve has been established, all development costs will be capitalized and charged to operations on a unit-of-production method based on estimated recoverable reserves.

Asset Retirement Obligations

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

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management has made significant estimates in several areas including the recoverability of mineral properties. Actual results could differ from those estimates

Valuation of Long-lived Assets.

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

Item 7. Financial Statements.

The Consolidated Financial Statements of the Company and the notes thereto are attached to this report following the signature page.

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

In connection with this annual report, management carried out an evaluation, under the supervision and with the participation of the management, including the President and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the President and principal accounting officer concluded that the Company’s disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB as at December 31, 2005.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Item 8B. Other Information

None.

PART III

Information with respect to Items 9 through 12 and Item 14 is set forth in the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2006 and is incorporated herein by reference. If the definitive Proxy Statement cannot be filed on or before April 30, 2006, the issuer will instead file an amendment to this Form 10-KSB disclosing the information with respect to Items 9 through 12.

Item 13. Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing

3.1	Certificate of Incorporation, Articles of Incorporation, Memorandum, and all current amendments thereto of the registrant under the Company Act of British Columbia, as amended.	Incorporated by reference to Exhibit 3.1 to the Form 10-SB of the Company, filed with the SEC on November 21, 1996 and amendments thereto (the “Form 10-SB”)

10.1	Lease dated October 20, 1994 between the Subsidiary and William J. Warner with respect to certain property within the project area.	Incorporated by reference to Exhibit 10.5 to the Form 10- SB

10.2	Lease dated September 19, 1994 between the Subsidiary and Western Centennials, Inc., with respect to certain property within the project area.	Incorporated by reference to Exhibit 10.6 to the Form 10- SB

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

Incorporated by reference to Exhibit 10.12 to the Form 10- SB

10.6	1996 Stock option plan of the registrant, as amended.	Incorporated by reference to Exhibit 10.13 to the Form 10- SB

10.7

Amendment dated August 10, 2001 to Stock option purchase agreement dated April 1, 1995 between the Subsidiary and Grace W. Meehl, Madge W. Wolff, Stephen G. Wegmann, Michael L. Wegmann, John G. Hodgson, Virginia L. Sigl, Patrick L. Wolff and George P. Wolff with respect to the acquisition by the Subsidiary of an option to purchase all of the outstanding shares of KWC.

Filed herewith

10.8

Guarantee Agreement dated August 10, 2001 between the Company and Grace W. Meehl, Madge W. Wolff, Stephen G. Wegmann, Michael L. Wegmann, John G. Hodgson, Virginia L. Sigl, Patrick L. Wolff and George P. Wolff with respect to the acquisition by the Subsidiary of an option to purchase all of the outstanding shares of KWC.

Filed herewith

21.1	Subsidiaries of the Registrant.	Incorporated by reference to Exhibit 24.0 to the Form 10-SB

23.1	Consent of BDO Dunwoody, LLP	Filed herewith

23.2	Consent of Fred Fest	Filed herewith

23.3	Consent of Peter I. Clarke	Filed herewith

23.4	Consent of Larry B. Smith	Filed herewith

31.1	Rule 13a-14(a)/15(d)-14(a) Certification	Filed herewith

32.1	Section 1350 Certification	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN QUEEN MINING CO. LTD.

By:	/s/ H. Lutz Klingmann
H. Lutz Klingmann
President and Chief Executive Officer

Date: March 31, 2006

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ H. Lutz Klingmann	President, Chief Executive Officer and Director	March 31, 2006
H. Lutz Klingmann

/s/ Edward Thompson	Chairman of the Board and Director	March 31, 2006
Edward Thompson

/s/ Chester Shynkaryk	Secretary and Director	March 31, 2006
Chester Shynkaryk

/s/ Gordon Gutrath	Director	March 31, 2006
Gordon Gutrath

BDO Dunwoody LLP	600 Cathedral Place
Chartered Accountants	925 West Georgia Street
Vancouver, BC, Canada V6C 3L2
Telephone: (604) 688-5421
Telefax: (604) 688-5132
E-mail: vancouver@bdo.ca
www.bdo.ca

Report of Independent Registered Public Accounting Firm

To the Shareholders of
Golden Queen Mining Co. Ltd.
(an exploration stage company)
Vancouver, B.C.

We have audited the accompanying consolidated balance sheets of Golden Queen Mining Co. Ltd. (an exploration stage company), as of December 31, 2005 and 2004, and the consolidated statements of loss, changes in shareholders’ equity, and cash flows for the years then ended. We have also audited the statements of loss, changes in shareholders’ equity (capital deficit), and cash flows for the period from inception (November 21, 1985) through December 31, 2005, except that we did not audit these financial statements for the period from inception (November 21, 1985) through May 31, 1996; those statements were audited by other auditors whose report dated July 12, 1996, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. Our opinion, insofar as it relates to the amounts for the period from inception (November 21, 1985) through May 31, 1996, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Golden Queen Mining Co. Ltd. (an exploration stage company), as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended and for the period from inception (November 21, 1985) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has had no revenues since inception and has been unable to obtain the necessary financing to complete current exploration activities or exit the exploration stage. Also, the Company has a $38,441,401 deficit accumulated during the exploration stage as of December 31, 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As discussed in Note 3, the Company has retroactively restated the cash flow statement to present mineral property expenditures as operating activities rather than investing activities.

/s/ BDO Dunwoody LLP

Chartered Accountants
Vancouver, Canada
March 10, 2006

BDO Dunwoody LLP	600 Cathedral Place
Chartered Accountants	925 West Georgia Street
Vancouver, BC, Canada V6C 3L2
Telephone: (604) 688-5421
Telefax: (604) 688-5132
E-mail: vancouver@bdo.ca
www.bdo.ca

Auditors’ Report

To the Shareholders of
Golden Queen Mining Co. Ltd.
(An Exploration Stage Company)

We have audited the Consolidated Balance Sheets of Golden Queen Mining Co. Ltd. (an exploration stage company) as of December 31, 2005 and 2004 and the Consolidated Statements of Loss, Changes in Shareholders’ Equity (Capital Deficit) and Cash Flows for the years then ended. We have also audited the Consolidated Statements of Loss, Changes in Shareholders’ Equity (Capital Deficit) and Cash Flows from inception (November 21, 1985) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended and for the period from inception (November 21, 1985) through December 31, 2005, in accordance with United States generally accepted accounting principles.

/s/ BDO Dunwoody LLP

Chartered Accountants

Vancouver, Canada
March 10, 2006

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Balance Sheets
(U.S. dollars)

	December 31,	December 31,
	2005	2004
Assets (Note 1)

Current assets:
Cash and cash equivalents	$749,825	$1,350,356
Receivables	25,543	20,332
Prepaid expenses and other current assets	20,846	23,815

Total current assets	796,214	1,394,503

Property and equipment, net (Note 2)	230,355	250,282
Mineral properties (Notes 3, 4, 10 and 11)	-	682,687
Reclamation bond (Note 3)	182,453	572,260

	$1,209,022	$2,899,732

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$108,717	$62,476
Royalty and mining rights payable (Note 4)	197,484	172,484
Accrued liabilities	32,161	26,272
Current maturities of long-term debt (Note 6)	63,147	30,222
Convertible notes (Note 7)	150,000	150,000
Total current liabilities	551,509	441,454

Long-term debt, less current maturities (Note 6)	549,040	688,372
Asset retirement obligations (Note 10)	91,016	345,766

Total liabilities	1,191,565	1,475,592

Commitments and contingencies (Notes 4, 10 and 11)

Shareholders’ equity:
Preferred shares, no par, 3,000,000 shares
authorized; no shares outstanding	-	-
Common shares, no par, 100,000,000 shares
authorized; 61,190,449 and 61,080,449 shares issued
and outstanding (Note 8)	37,886,484	37,865,435
Additional paid-in capital	572,374	523,782
Deficit accumulated during the exploration stage	(38,441,401)	(36,965,077)

Total shareholders’ equity	17,457	1,424,140

	$1,209,022	$2,899,732

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Loss
(U.S. dollars)

			Cumulative
			Amounts From
			Date of Inception
			(November 21,
	Year Ended	Year Ended	1985) through
	December 31,	December 31,	December 31,
	2005	2004	2005

General and administrative expense	$(1,018,343)	$(1,163,069)	$(8,636,431)
Asset impairment loss (Note 3, 10)	(682,687)	(345,766)	(29,576,045)
Adjustment to asset retirement obligation
on changes in cash flow estimates (Note	262,265	-	262,265
10)
Accretion expense	(7,515)	-	(7,515)
Gain on settlement of debt	-	-	136,627
Abandoned mineral interests	-	-	(277,251)
	(1,446,280)	(1,508,835)	(38,098,350)

Interest expense	(50,069)	(294,677)	(850,843)
Interest income	20,025	31,262	1,133,005
Net loss	$(1,476,324)	$(1,772,250)	$(37,816,188)

Net loss per share – basic and diluted	$(0.02)	$(0.03)

Weighted average shares outstanding	60,846,130	59,895,891

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficit)
(U.S. dollars)

					Deficit	Total
				Additional	Accumulated	Shareholders’
From the Date of Inception (November	Common		Stock	Paid-in	During the	Equity (Capital
21, 1985) through December 31, 2005	Shares	Amount	Subscription	Capital	Exploration Stage	Deficit)

November 21, 1985
Issuance of common shares for cash	1,425,001	$141,313	$-	$-	$-	$141,313
Net loss for the year	-	-	-	-	(15,032)	(15,032)

Balance, May 31, 1986	1,425,001	141,313	-	-	(15,032)	126,281

Issuance of common shares for cash	550,000	256,971	-	-	-	256,971
Issuance of common shares for mineral
property	25,000	13,742	-	-	-	13,742
Net loss for the year	-	-	-	-	(58,907)	(58,907)

Balance, May 31, 1987	2,000,001	412,026	-	-	(73,939)	338,087

Issuance of common shares for cash	1,858,748	1,753,413	-	-	-	1,753,413
Net income for the year	-	-	-	-	38,739	38,739

Balance, May 31, 1988	3,858,749	2,165,439	-		(35,200)	2,130,239

Issuance of common shares for cash	1,328,750	1,814,133	-	-	-	1,814,133
Issuance of common shares for mineral
property	100,000	227,819	-	-	-	227,819
Net loss for the year	-	-	-	-	(202,160)	(202,160)

Balance, May 31, 1989	5,287,499	4,207,391	-	-	(237,360)	3,970,031

Issuance of common shares for cash	1,769,767	2,771,815	-	-	-	2,771,815
Issuance of common shares for mineral
property	8,875	14,855	-	-	-	14,855
Net loss for the year	-	-	-	-	(115,966)	(115,966)

Balance, May 31, 1990	7,066,141	6,994,061	-	-	(353,326)	6,640,735

Net income for the year	-	-	-	-	28,706	28,706

Balance, May 31, 1991	7,066,141	6,994,061	-	-	(324,620)	6,669,441

Net loss for the year	-	-	-	-	(157,931)	(157,931)

Balance, May 31, 1992	7,066,141	6,994,061	-	-	(482,551)	6,511,510

Net loss for the year	-	-	-	-	(285,391)	(285,391)

Balance, May 31, 1993	7,066,141	6,994,061	-	-	(767,942)	6,226,119

Issuance of common shares for cash	5,834,491	1,536,260	-	-	-	1,536,260
Share issuance costs	-	-	-	-	(18,160)	(18,160)
Issuance of common shares for mineral	128,493	23,795	-	-	-	23,795
property
Net loss for the year	-	-	-	-	(158,193)	(158,193)

Balance, May 31, 1994	13,029,125	8,554,116	-	-	(944,295)	7,609,821

Issuance of common shares for cash	648,900	182,866	-	-	-	182,866
Net loss for the year	-	-	-	-	(219,576)	(219,576)

Balance, May 31, 1995	13,678,025	8,736,982	-	-	(1,163,871)	7,573,111

Issuance of common shares for cash	2,349,160	2,023,268	-	-	-	2,023,268
Issuance of common shares for debt	506,215	662,282	-	-	-	662,282
Issuance of 5,500,000 special warrants	-	9,453,437	-	-	-	9,453,437
Special warrants issuance costs	-	-	-	-	(100,726)	(100,726)
Net loss for the year	-	-	-	-	(426,380)	(426,380)

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficit)
(U.S. dollars)

					Deficit	Total
					Accumulated	Shareholders’
From the Date of Inception (November	Common		Stock	Additional	During the	Equity (Capital
21, 1985) through December 31, 2005	Shares	Amount	Subscription	Paid-in Capital	Exploration Stage	Deficit)

Balance, May 31, 1996	16,533,400	20,875,969	-	-	(1,690,977)	19,184,992

Issuance of common shares for cash	18,000	10,060	-	-	-	10,060
Issuance of common shares for special	5,500,000	-	-	-	-	-
warrants
Special warrants issuance costs	-	-	-	-	(123,806)	(123,806)
Net loss for the period	-	-	-	-	(348,948)	(348,948)

Balance, December 31, 1996	22,051,400	20,886,029	-	-	(2,163,731)	18,722,298
Issuance of common shares for cash	157,000	157,050	-	-	-	157,050
Issuance of 3,500,000 special warrants	-	5,287,315	-	-	-	5,287,315
Issuance of common shares for special	3,500,000	-	-	-	-	-
warrants
Options to non-employee directors	-	-	-	70,200	-	70,200
Special warrants issuance costs	-	-	-	-	(163,313)	(163,313)
Net loss for the year	-	-	-	-	(1,047,869)	(1,047,869)

Balance, December 31, 1997	25,708,400	26,330,394	-	70,200	(3,374,913)	23,025,681
Issuance of common shares upon	1,834,300	857,283	-	-	-	857,283
exercise of warrants
Issuance of common shares through
conversion of debt	2,017,941	1,000,000	-	-	-	1,000,000
Share issuance costs	-	-	-	-	(6,060)	(6,060)
Issuance of common shares for cash	5,236,000	2,439,753	-	-	-	2,439,753
Options and re-priced options to non-
employee directors	-	-	-	107,444	-	107,444
Net loss for the year	-	-	-	-	(971,595)	(971,595)

Balance, December 31, 1998	34,796,641	30,627,430	-	177,644	(4,352,568)	26,452,506

Issuance of 13,250,000 special warrants	-	3,350,915	-	-	-	3,350,915
Special warrants issuance costs	-		-	-	(166,620)	(166,620)
Issuance of common shares for
special warrants	13,250,000	-	-	-	-	-
Net loss for the year	-	-	-	-	(564,657)	(564,657)
Balance, December 31, 1999	48,046,641	33,978,345	-	177,644	(5,083,845)	29,072,144

Cumulative effect of change in	-	-	-	(177,644)	-	(177,644)
accounting for stock options
Stock subscription	-	-	200,000	-	-	200,000
Net loss for the year	-	-	-	-	(28,708,276)	(28,708,276)
Balance, December 31, 2000	48,046,641	33,978,345	200,000	-	(33,792,121)	386,224

Issuance of common shares through	406,250	65,000	-	-	-	65,000
conversion of debt
Issuance of common shares for	1,538,462	200,000	(200,000)	-	-	-
conversion of stock subscription
Share issuance costs	-	-	-	-	(3,337)	(3,337)
Net loss for the year	-	-	-	-	(262,059)	(262,059)
Balance, December 31, 2001	49,991,353	34,243,345	-	-	(34,057,517)	185,828

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficit)
(U.S. dollars)

					Deficit	Total
				Additional	Accumulated	Shareholders’
From the Date of Inception (November	Common		Stock	Paid-in	During the	Equity (Capital
21, 1985) through December 31, 2005	Shares	Amount	Subscription	Capital	Exploration Stage	Deficit)

Issuance of common shares through	290,000	37,234	-	-	-	37,234
exercise of options
Issuance of common shares through	1,520,836	243,334	-	-	-	243,334
exercise of warrants
Stock option compensation	-	-	-	21,456	-	21,456
Share issuance costs	-	-	-	-	(4,216)	(4,216)
Net loss for the year	-	-	-	-	(347,603)	(347,603)

Balance, December 31, 2002	51,802,189	34,523,913	-	21,456	(34,409,336)	136,033

Issuance of common shares through	100,000	24,379	-	-	-	24,379
exercise of options
Equity component of convertible notes	-	-	-	375,000	-	375,000
Stock option compensation	-	-	-	127,326	-	127,326
Net loss for the year	-	-	-	-	(744,516)	(744,516)
Balance, December 31, 2003	51,902,189	34,548,292	-	523,782	(35,153,852)	(81,778)

Issuance of common shares for cash	8,000,000	3,036,282	-	-	-	3,036,282
Issuance of common shares for	978,260	225,000	-	-	-	225,000
convertible notes (Note 7)
Issuance of common shares through	200,000	55,861	-	-	-	55,861
exercise of options (Note 8)
Share issuance costs	-	-	-	-	(38,975)	(38,975)
Net loss for the year	-	-	-	-	(1,772,250)	(1,772,250)
Balance, December 31, 2004	61,080,449	37,865,435	-	523,782	(36,965,077)	1,424,140

Issuance of common shares through	110,000	21,049	-	-	-	21,049
exercise of options (Note 8)
Stock option compensation	-	-	-	48,592	-	48,592
Net loss for the year	-	-	-	-	(1,476,324)	(1,476,324)

Balance, December 31, 2005	61,190,449	$37,886,484	$-	$572,374	$(38,441,401,)	$17,457

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Cash Flows
(U.S. dollars)

			Cumulative Amounts
			From Date of Inception
	Year Ended	Year Ended	(November 21, 1985)
	December 31,	December 31,	through December 31,
	2005	2004	2005
Operating activities			(Restated)*

Net loss	$(1,476,324)	$(1,772,250)	$(37,816,188)
Adjustments to reconcile net
loss to cash used in operating
activities:
Asset impairment loss	682,687	345,766	29,576,045
Abandoned mineral interests	-	-	277,251
Amortization and depreciation	19,927	12,187	437,362
Amortization of debt discount	-	196,000	375,000
Adjustment to asset retirement	(262,265)		(262,265)
obligation based on changes in
cash flow estimates
Accretion expense	7,515		7,515
Gain on disposition of
property and equipment	-	-	(10,032)
Stock option compensation
(Note 9)	48,592	-	197,374
Mineral property
expenditures	-	-	(22,395,449)
Changes in assets and liabilities:
Receivables	(5,211)	(15,464)	(25,543)
Prepaid expenses and other
current assets	2,969	217	(107,756)
Accounts payable and accrued
liabilities	52,130	10,129	140,878
Royalty and mining rights
payable	25,000	25,000	197,484

Cash used in operating activities	(904,980)	(1,198,415)	(29,408,324)

Investing activities:
Purchase of mineral properties	-	-	(5,268,409)
Deposits on mineral properties	-	-	(1,017,551)
Release (purchase) of reclamation
bond	389,807	(572,260)	(182,453)
Purchase of property and
equipment	-	-	(1,313,838)
Proceeds from sale of property
and equipment	-	-	47,153

Cash (used in) provided by	389,807	(572,260)	(7,735,098)
investing activities

Financing activities:
Borrowing under long-term debt	-	-	3,766,502
Payment of long-term debt	(106,407)	(43,008)	(1,342,033)
Proceeds from convertible debt	-	-	440,000

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Cash Flows
(U.S. dollars)

			Cumulative Amounts
			From Date of
	Year Ended	Year Ended	Inception (November
	December 31,	December 31,	21, 1985) through
	2005	2004	December 31, 2005
			(Restated)*

Issuance of common shares for cash	21,049	3,092,143	16,705,041
Share issuance costs	-	(38,975)	(625,213)
Issuance of special warrants	-	-	18,091,667
Issuance of common shares upon
exercise of warrants	-	-	857,283

Cash provided by (used in) financing
activities	(85,358)	3,010,160	37,893,247

Net change in cash and cash
equivalents	(600,531)	1,239,485	749,825

Cash and cash equivalents,
beginning balance	1,350,356	110,871	-

Cash and cash equivalents,
ending balance	$749,825	$1,350,356	$749,825

Supplemental disclosures of cash
flow information:

Cash paid during period for:
Interest	$71,636	$98,677	$1,135,889
Income taxes	$-	$-	$-

Non-cash financing and
investing activities:
Stock option compensation (Note 9)	$48,592	$-	$197,374
Exchange of notes for common
shares	$-	$-	$1,727,282
Exchange of note for future
royalty payments	$-	$-	$150,000
Common shares issued for mineral
property	$-	$-	$280,211
Mineral property acquired
through the issuance of long-
term debt	$-	$-	$1,084,833
Common shares issued upon
conversion of convertible debt
(Note 7)	$-	$225,000	$225,000
Asset retirement obligations	$(254,750)	$345,766	$91,016
* See Note 3

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

Principles of Consolidation. These consolidated financial statements include the accounts of Golden Queen, a British Columbia corporation, and its wholly-owned subsidiary, Golden Queen Mining Company, Inc. (the “Subsidiary”), a United States (State of California) corporation. The underlying value of the Company’s mineral properties is dependent on the existence and economic recovery of mineral reserves, confirmation of the Company’s interest in the underlying mineral claims, the ability to obtain necessary financing to complete the development, and future profitable production or proceeds from the disposition thereof.

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

Property and Equipment. Property and equipment are stated at the lower of cost or net realizable value. Depreciation is provided by the straight-line method over the estimated service lives of the respective assets, which range from 5 to 30 years, as follows:

Buildings	20 years
Furniture and Fixtures	5 years
Equipment	5 years
Automobiles	3 to 5 years
Rental Properties	30 years

Mineral Properties. Mineral properties includes the cost of advance minimum royalty payments, the cost of capitalized property leases, payments in shares, and the cost of property acquired either by cash payment or the issuance of term debt. Expenditures for exploration on specific properties with no proven reserves are written-off as incurred. Mineral property costs will be amortized against future revenues or charged to operations at the time the related property is determined to have an impairment in value.

Carrying value of mineral interests. The cost of acquiring mineral property interests is capitalized. Capitalized acquisition costs are expensed in the period in which it is determined that the mineral property has no future economic value. Capitalized amounts may also be written down if future cash flows, including potential sales proceeds related to the property are estimated to be less than the carrying value of the property. We review the carrying value of mineral property interests periodically, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable, reductions in the carrying value of each property would be recorded to the extent the carrying value of the investment exceeds the property’s estimated fair value (Note 3).

Exploration and development expenditures. Exploration and development expenditures are expensed as incurred. Once a mineral reserve has been established, all development costs will be capitalized and charged to operations on a unit-of-production method based on estimated recoverable reserves.

Valuation of Long-lived Assets. Statement of Financial Accounting Standards ("SFAS") No. 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated undiscounted future cash flows attributable to such assets. It requires that those long-lived assets to be disposed of by sale are to

GOLDEN QUEEN MINING CO. LTD
(an exploration stage company)
Summary of Accounting Policies
(U.S. dollars)

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

Foreign Currency Translation. Golden Queen has adopted the United States dollar as its reporting currency for its financial statements prepared after May 21, 1996 as the United States dollar is the currency of the primary economic environment in which Golden Queen and the Subsidiary conduct business and is considered the appropriate functional currency for the Company’s operations. Balances held in Canadian dollars are re-measured into the functional currency in accordance with SFAS No. 52, “Foreign Currency Translation,” (“SFAS 52”). Assets and liabilities in foreign currencies are generally translated into dollars at the rates ruling at the balance sheet date. Revenues and expenses are translated at average rates for the year. Where amounts denominated in a foreign currency are converted into dollars by remittance or repayment, the realized exchange differences are included in other income. The exchange rates prevailing at December 31, 2005 and December 31, 2004 were $1.16 and $1.20, respectively stated in Canadian dollars per one U.S. dollar. The average rates of exchange during the years ended December 31, 2005 and December 31, 2004 were $1.21 and $1.30 respectively.

Net Loss Per Share. The Company computes and discloses earnings and loss per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”), which requires dual presentation of basic earnings per share and diluted earnings per share on the face of all income statements presented for all entities with complex capital structures. Basic earnings per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debt. Since the Company’s convertible debt, stock options and warrants are antidilutive for all periods presented, only basic earnings per share is presented. A total of 9,692,175 and 11,322,610 common shares were issuable pursuant to such stock options, warrants, and convertible debt at December 31, 2005 and 2004, respectively.

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

Fair Value of Financial Instruments. The carrying amount reported in the balance sheets for cash and cash equivalents, receivables, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the reclamation bond and the long-term debt approximate carrying value because the stated interest rates reflect recent market conditions or because the rates are variable in nature. The fair value of the convertible notes is not practical to determine.

GOLDEN QUEEN MINING CO. LTD
(an exploration stage company)
Summary of Accounting Policies
(U.S. dollars)

Stock Option Compensation. The Company has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and has elected to continue to measure compensation cost for employees under Accounting Principles Board (“APB”) Opinion No. 25, including interpretations provided in Interpretation (“FIN”) No. 44. Generally, under APB No. 25 compensation expense is recognized for the difference between the market price of the underlying common stock and the exercise price of the stock options on the grant date. Effective from the date of the modification, the Company regularly remeasures compensation expense for the options where there has been a substantive change or modification to such options.

The Company has not adopted the fair value method of accounting under SFAS No. 148 for stock-based compensation to employees. Consequently, related pro forma information as required under SFAS No. 123 has been disclosed below in accordance with SFAS No. 148.

	Fore the year ended
	December 31
	2005	2004
Net loss, as reported	$(1,476,324)	$(1,772,250)
Deduct: Total stock-based employee compensation expense
determined under fair-value based method	(242,958)	-
Pro-forma net loss	$(1,719,282)	$(1,772,250)
Loss per share:
Basic and diluted – as reported	$(0.02)	$(0.03)
Basic and diluted – pro-forma	$(0.03)	$(0.03)

New Accounting Pronouncements.

During June 2005, the FASB issued SFAS No. 154, Accounting for Changes and Error Corrections. The new standard requires that entities which make a voluntary change in accounting principle apply that change retroactively to prior period financial statements, unless this would be impracticable. For changes in methods of depreciation, amortization or depletion for long-lived assets, the change must be accounted for prospectively, as a change in estimate. SFAS No. 154 is effective for the Company’s 2006 financial statements and is not expected to materially impact earnings.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued (“SFAS”) No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that do not file as a small business issuer, SFAS No. 123(R) is effective for the first annual reporting period beginning after December 15, 2005.

The Company is assessing the effect the implementation of these standards will have on the Company’s financial statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(U.S. dollars)

1. Financial Condition and Ability to Continue as a Going Concern.

The Company has had no revenues from operations since inception, and has a deficit of $38,441,401 accumulated during the exploration stage.

The Company has been negotiating payment schedules with all landowners, and has been negotiating the necessary financing to complete current development activities to exit the exploration stage.

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

These financial statements do not reflect the outcome of these uncertainties.

2. Property and Equipment.

Property and equipment consists of:

	December 31, 2005	December 31, 2004

Buildings	$26,360	$26,360
Furniture and fixtures	56,090	56,090
Automobiles	21,401	21,401
Rental properties	313,635	313,635
Property and equipment, gross	417,486	417,486
Less accumulated depreciation	(187,131)	(167,204)
Property and equipment, net	$230,355	$250,282

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(U.S. dollars)

3. Mineral Properties.

The Company formerly capitalized amounts which were paid to acquire property rights and for professional services rendered in the exploration, drilling, sampling, engineering and other related technical, managerial and professional services toward the evaluation and development of its mining claims in the Mojave Mining District, Kern County, California. The Company’s investment in mineral properties consisted of the following:

	December 31, 2005	December 31, 2004

Exploration and development expenditures	$21,015,506	$21,015,506
Properties	4,113,738	4,113,738
Advance minimum royalty	2,387,574	2,387,574
Asset retirement obligations	345,766	345,766
Asset impairment loss	(27,862,584)	(27,179,897)
Total	$-	$682,687

In December 2005, the Company determined that it’s carrying value of mineral properties was impaired due to an inability to secure adequate financing which would allow the assets to be employed for their intended use. In 2005 the Company recorded a $682,687 (2004 – $345,766) asset impairment loss on mineral properties.

As at December 31, 2005, the Company had a reclamation bond with the County of Kern totaling $182,453 (2004 - $572,260). This deposit earns interest at 1.875% per annum and is not available for working capital purposes.

In years prior to 2004, the Company reported mineral property expenditures as investing cash flows on the Statement of Cash Flows. In 2005 the Company retroactively restated its Statement of Cash Flows to report these as operating cash flows. The effect on the cumulative amount from Date of Inception through December 31, 2004 on the Statement of Cash Flows has been restated as follows;

	As previously reported	As adjusted

Cash used in operating activities	$(6,107,895)	$(28,503,344)
Cash used in investing activities	(30,520,354)	(8,124,905)

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(U.S. dollars)

4. Other Assets.

On April 1, 1995, the Company acquired, through the Subsidiary, an option to purchase all of the issued and outstanding shares of a privately held California corporation holding an interest in a previously uncontracted tract of land, which expanded the Soledad site. The option called for an initial non-refundable payment of $100,000 in exchange for access to the property to evaluate the presence of mineral reserves for a period of nine months. At the end of the nine-month period, the Company chose to exercise its option to purchase the shares of the corporation by making the initial purchase payment of $250,000. This was followed by a second payment of $500,000 on July 1, 1997. An additional $750,000 was due upon reaching sustained production or July 1, 1999, whichever came first. In June 1999, the Subsidiary and the private corporation amended the original agreement to allow for a one-year extension in exchange for $75,000 which was paid by the Subsidiary on June 30, 1999. The Company extended the amended agreement to July 2001 with another extension payment on July 7, 2000 of $75,000. These extension payments do not apply to the overall purchase price.

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

5. Income Taxes.

The tax effects of the temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows:

	2005	2004

Net operating and capital losses	$7,722,900	$7,330,400
Property, plant and equipment	261,800	268,200
Mineral properties and deferred exploration costs	705,100	663,000
Asset retirement obligations	30,900	117,600
Undeducted financing costs	8,600	11,100
Valuation allowance	(8,729,300)	(8,390,300)

Deferred tax assets (liabilities)	$-	$-

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(U.S. dollars)

5. Income Taxes. - Continued

The tax benefit of net operating losses carried forward and the associated valuation allowance were reduced by $110,500 (2004 - $1,319,000), representing the tax effect of losses which expired in the year.

The provision for income taxes differs from the amount established using the statutory income tax rate as follows:

	2005	2004

Income benefit at CDN statutory rate	$(503,700)	$(631,300)
Foreign income taxes at other than CDN statutory rate	800	13,700
Non-deductible stock option compensation	17,800	69,800
Effect of reduction in statutory rate	35,600	-
Increase in valuation allowance	449,500	547,800

Future income tax recovery	$-	$-

The Company’s future tax assets include approximately $Nil (2004 - $40,500) related to deductions for share issue costs in excess of amounts deducted for financial reporting purposes. If and when the valuation allowance related to these amounts is reversed, the Company will recognize this benefit as an adjustment to share capital as opposed to income tax expense in the Statement of Loss.

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the future tax asset has been established at both December 31, 2005 and December 31, 2004.

As at December 31, 2005, the Company had net operating loss carry-forwards available to reduce taxable income in future years as follows:

Country	Amount	Expiration Dates

United States - Federal	$19,880,000	2006 - 2024

Canada ($C)	$3,420,000	2006- 2015

These financial statements do not reflect the potential effect on future income taxes of the application of these losses.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(U.S. dollars)

6. Long-Term Debt.

Long-term debt consists of the following:

	December 31, 2005	December 31, 2004
Note due to a corporation, payable in monthly
installments of $9,275, including interest at prime
plus 2% estimated to mature in July 2011 and
collateralized by mineral property. *	$612,187	$718,594

Current maturities	63,147	30,222

Long-term debt, less current maturities	$549,040	$688,372

*

In June of 2000, an agreement effective September 30, 2000 was signed by the note holder which allowed for the deferment of principal and interest payments on the note in exchange for monthly payments of $4,000 over a period of three years or until the Company obtains production financing, whichever is sooner. These payments were reflected as interest expense in the financial statements. The Company continued making $4,000 per month payments through February 2004. In April 2004, the Company made a lump sum payment equal to four monthly payments on the original note plus late payment interest charges per the agreement, after which the Company was no longer in default in connection with its payments. In May 2004, the Company began making principal and interest payments of $9,275 per month according to the terms of the original agreement. The following schedule shows the maturity of the debts under the continuing agreement:

Year ending December 31,	Amount

2006	$63,147
2007	68,558
2008	74,433
2009	80,260
2010	86,543
Thereafter	239,246
$612,187

7. Convertible Notes.

In July 2003, the Company issued convertible promissory notes for aggregate proceeds of $375,000 to three independent parties. The notes are due on demand, bearing interest at the rate of 6.5% per annum and convertible into 1,630,435 units at a rate of $0.23. Each unit consists of one common share and one non-transferable detachable share purchase warrant entitling the holder to purchase one additional common share of the Company at an exercise price of $0.32, exercisable for two years. Interest has been and will be waived on conversion. In June 2004, 978,260 units with a $225,000 face value were converted into common shares, leaving 652,175 units outstanding at December 31, 2004 and 2005.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(U.S. dollars)

7. Convertible Notes. - Continued

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

The equity component was amortized to interest expense on a straight-line basis over the original term of the convertible promissory notes. Included in operations for the year ended December 31, 2005 was $ Nil (2004 - $196,000) in interest expense related to the amortization of the equity component on the convertible promissory notes.

The convertible promissory notes are summarized as follows:

	Face		Carrying
	Amount	Discount	Value
Issuance in 2003	$375,000	$(375,000)	$-
Amortization of equity component	-	179,000	179,000
Balance, December 31, 2003	375,000	(196,000)	179,000
Amortization of equity component	-	196,000	196,000
Conversion of notes	(225,000)	-	(225,000)

Balance, December 31, 2005 and 2004	$150,000	$-	$150,000

8. Common Shares.

In February 2005 stock options were exercised and the Company issued 110,000 common shares at C$0.23 per share for proceeds of US$21,049 (C$ 25,258).

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

Subsequent to the year ended December 31, 2005 the Company entered into a private placement agreement with one independent investor to issue an aggregate of 7,200,000 units at C$0.50 per unit for gross proceeds of approximately US$3,000,000 (C$3,600,000). Each unit comprised of one share and one share purchase warrant. Each warrant entitles the holder to purchase during a two year period one common share at a price of C$0.60. The Company paid a finders’ fee of 2% or C$72,000

The following is a summary of warrant activity during the years ended December 31, 2005 and 2004:

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(U.S. dollars)

8. Common Shares. - Continued

The following table summarizes information about warrants outstanding at December 31, 2005:

	Year Ended			Year Ended
	December 31, 2005			December 31, 2004
	Shares	Price Range		Shares	Price Range
Warrants outstanding, beginning of year	8,978,260	C$0.38 – 0.60		-	-
Warrants granted	-			8,978,260	C$0.38-0.75
Warrants expired	(978,260)	C$0.38		-	-
Warrants outstanding, end of year	8,000,000	C$0.60	*	8,978,260	C$0.38-0.75

		Average
	Number	Contractual Life	Average
Range of Prices	Outstanding	(Years)	Exercise Price
C$0.0.60	8,000,000	0.50	C$0.60*

*These warrants had an original exercise price of C$0.62 if exercised in the first year and C$0.75 if exercised in the second year with a two-year life to expire on January 27, 2006. Subsequent to December 31, 2005 the warrants were repriced to C$0.60 and the expiry date extended to June 1, 2006.

9. Stock Option Plan.

Under its amended 1996 stock option plan, the Company may grant options to purchase up to 3,300,000 shares of common stock to officers, directors and employees. The exercise price for all stock options is the closing price of the Company’s common shares in Canadian dollars as traded on the Toronto Stock Exchange on the date of grant. Options issued to directors vest immediately. For all other options, the right to exercise vests over a two year period in equal increments on the date of grant and on each of the first two anniversaries of such date. All stock options granted and outstanding as at December 31, 2005 expire at a date determined by the Company’s Board of Directors, not exceeding five years from the date of grant, or after 39 months from the date of grant if not specified.

On February 1, 2005 stock options to purchase up to 1,200,000 share at C$0.35 per share were granted to four directors.

The following is a summary of stock option activity during the years ended December 31, 2005 and 2004:

	Year Ended		Year Ended
	December 31, 2005		December 31, 2004
	Shares	Price Range	Shares	Price Range
Options outstanding, beginning of year	1,040,000	C$0.13-0.55	1,540,000	C$0.13-0.55
Options granted	1,200,000	C$0.35	-	-
Options exercised	(110,000)	C$0.23	(200,000)	C$0.20-0.50
Options expired / cancelled	(90,000)	C$0.13	(300,000)	C$0.50
Options outstanding, end of year	2,040,000	C$0.35-0.55	1,040,000	C$0.13-0.55
Options exercisable	2,040,000	C$0.35-0.55	1,040,000	C$0.13-0.55

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(U.S. Dollars)

9. Stock Option Plan. - Continued

The following table summarizes information about stock options outstanding at December 31, 2005:

		Weighted-	Weighted-
	Number	Average	Average Exercise
Range of Prices	Outstanding	Contractual Life	Price
		(Years)
C$0.35	1,200,000	4.09	C$0.35
C$0.50	290,000	1.35	C$0.50
C$0.55	550,000.10		C$0.55*
	2,040,000	2.65	C$0.43

* Subsequent to the year ended December 31, 2005 these options expired unexercised.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 2005: no dividend yield and weighted average expected option life of 5 years; expected weighted average volatility of 130%; and weighted average risk-free interest rate of 3.95% . No stock options were granted by the Company during 2004.

Based on the above assumptions, the fair value all options issued during 2005 was US$291,550 (C$0.29 per share). During 2005, the Company, using the Black-Scholes option-pricing model with the above-noted assumptions estimated the fair value of 200,000 (2004 – Nil) stock options granted for non-director services as $48,592 (2004 - $Nil) which was recognized as compensation expense in the Consolidated Statement of Loss.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(U.S. Dollars)

10. Asset Retirement Obligations

During 2005, the Company received additional information regarding the required reclamation and clean-up activities and decreased its estimated asset retirement costs by approximately $215,000. During 2004, the Company received additional information regarding the required reclamation and clean-up activities and increased its estimated costs by approximately $399,000, which is expected to be incurred evenly over 3 years commencing when production is completed and Soledad is closed. This change in estimate resulted in the recognition of additional asset retirement obligations and a corresponding capitalization to the resource property as at December 31, 2004 of $345,766, being the discounted present value of the estimated reclamation costs. At the end of the year, the Company evaluated the future recoverability of its resource property and wrote down the carrying amount of the resource property by the full amount of the additional asset retirement obligations of $345,766 Actual results could materially differ from these estimates.

The Company estimated its asset retirement obligation based on its understanding of the requirements to reclaim, and clean up its mine site. The Company estimated that annual payments of approximately $61,000 (2004 - $133,000) for a period of 3 years for a total of approximately $183,000 (2004 - $399,000) commencing in 2017 would be required to complete the retirement obligations. In determining the estimated initial present value of the obligation, a discount factor of 9.0% (2004 – 4.75%) (the credit-adjusted risk-free rate), and an inflation rate of 3.0% (2004 –3.0%) were used. The asset portion of the retirement obligation was written off in 2004. The asset retirement obligation accrual required management to make significant estimates and assumptions. Actual results could materially differ from these estimates. The liability for accrued asset retirement obligations is comprised as follows:

	December 31, 2005	December 31, 2004
Beginning of the year	$345,766	$-
Recognition of new obligation	-	345,766
Change in cash flow estimates	(262,265)	-
Accretion expense	7,515	-
End of the year	$91,016	$345,766

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

In October 2000, the Company ceased making property payments and advance, minimum royalty payments after successfully concluding moratorium agreements with a number of the landowners. The moratorium agreements typically had a term of three years and these have now expired. After the expiration of the moratorium agreements the Company reached an agreement with a landowner and is making lease payments of $10,000 per year to this landowner. The Company is also making advance minimum royalty payments of $100,000 per year to another landowner and these advance payments will be applied against any future production royalties. The Company did not make the advance, minimum royalty payment of $100,000 to the landowner in 2005. The Company is technically in default of certain mineral property agreements but is not currently in litigation with any landowner.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(U.S. Dollars)

11. Commitments and Contingencies. - Continued

The Company will continue to work with its landowners in 2006. While the Company has successfully reached agreement with its landowners in the past, there can be no assurance that such agreement will continue into the future.

In 2004, the Company entered into an agreement with the President of the Company to issue 300,000 bonus shares upon the completion of certain milestones. Upon receipt by the Company of a bankable feasibility study and the decision to place Soledad into commercial production, a bonus of 150,000 common shares is to be issued. Upon commencement of commercial production on Soledad, a bonus of 150,000 common shares is to be issued. As at December 31, 2005, the milestones had not been reached and no accrual was made in connection with these arrangements.

12. Related Party Transactions.

For the year ended December 31, 2005, $110,000 (2004 - $82,600) was paid to Mr. H. L. Klingmann for services as President of the Company, and $6,200 (2004 - $5,800) was paid to Mr. Chester Shynkaryk for consulting services to the Company. No other compensation was paid or given during the year for services rendered by the directors in such capacity, and no additional amounts were payable at year-end under any standard arrangements for committee participation or special assignments.

For the year ended December 31, 2005, $7,200 (2004 - $6,600) was owed and included in accounts payable to Mr. H.L. Klingmann for services as President of the Company.

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

The amounts in the consolidated statement of loss that differ significantly from those reported under U.S. GAAP are as follows:

	2005	2004

Net loss per US GAAP	$(1,476,324)	$(1,772,250)
Adjustments related to:
Asset retirement obligation (b)	-	345,766
Accretion expense (b)	-	(16,073)
Stock option compensation (a)	(242,958)	-

Net loss per Canadian GAAP	$(1,719,282)	$(1,442,557)

Loss per share per Canadian GAAP
Basic and diluted	$(0.03)	$(0.02)

Shareholders’ equity per US and Canadian GAAP	$17,457	$1,424,140

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(U.S. Dollars)

13. Canadian GAAP Reconciliation – Continued

(a) Stock option compensation

The Company has adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and as permitted under SFAS 123, applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its stock option plans. SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123, requires disclosure of pro forma amounts to reflect the impact if the Company had elected to adopt the optional recognition provisions of SFAS 123 for its stock option plans and employee stock purchase plans as disclosed in Note 9.

Under Canadian GAAP, the Canadian Institute of Chartered Accountants (“CICA”) Section 3870 (“CICA 3870”), issued in December 2001, established standards for the recognition, measurement and disclosure of stock-based compensation, and other stock-based payments. Under the provisions of CICA 3870, prior to January 1, 2004, companies could either measure the compensation cost of equity instruments issued under employee compensation after January 1, 2002 plans using a fair value-based method or could recognize compensation cost using another method, such as the intrinsic value-based method. However, if another method was applied, pro forma disclosure of net income or loss and earnings or loss per share was required in the financial statements as if the fair value-based method had been applied. Effective January 1, 2004, CICA 3870 requires that all stock-based compensation be measured and expensed using a fair value-based methodology.

For the year ended December 31, 2005, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions as outlined in Note 9. During 2005, the Company, using the Black-Scholes option-pricing model with assumptions as outlined in Note 9 estimated the fair value of 1,000,000 (2004 – Nil) stock options granted for director services as $242,958 (2004 - $Nil) which would have been recognized as compensation expense in the Consolidated Statement of Loss under Canadian GAAP. .As there were no stock options granted during fiscal year 2004, no compensation expense was recorded in the year under both US and Canadian GAAP.

(b) Asset retirement obligation

The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” as at January 1, 2003. At that time, the Company estimated that the costs of the reclamation of the Soledad property would be nominal As a result, no asset retirement liability was accrued as at December 31, 2003. During 2004, the Company received additional information regarding the required reclamation and clean-up activities and increased their estimated costs by approximately $399,000 and recorded additional asset retirement obligations in 2004 as a result of this change in estimate in accordance with SFAS No. 143. At the end of the year, the Company evaluated the future recoverability of its resource property and wrote down the carrying amount of the resource property by the full amount of the additional asset retirement obligations of $345,766.

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
(an exploration stage company)
Notes to Consolidated Financial Statements
(U.S. Dollars)

13. Canadian GAAP Reconciliation – Continued

(b) Asset retirement obligation - Continued

The obligation was initially measured at fair value using present value methodology, and the resulting costs capitalized into the carrying amount of the related asset. In recording the estimated initial present value of the obligations, the Company used a discount factor of 4.875% (the credit-adjusted risk-free rate). The Company’s retirement obligations related to Soledad were incurred when the Company initially commenced exploration in 1988. Accordingly, the asset retirement obligations and the related asset would have been initially recorded at its fair value in 1998 and recorded an annual accretion of interest on the liability. In 2000, at the same time that the Company recorded an impairment reserve on the property, the asset portion of the retirement obligations was also written-off.

The effect of the retroactive restatement under Canadian GAAP was to increase the net loss for 2003 by $13,286, and to increase liabilities and accumulated deficit at December 31, 2003 by $329,693, shown for comparative purposes.

During 2005 the asset retirement obligation was adjusted for a change in estimated cash flows (Note 10). The resulting difference resulted in an adjustment to the asset retirement obligation. No GAAP difference was created based on this change.

14. Comparative Figures

Certain financial statement line items from prior years have been reclassified to conform with the current year's presentation. These reclassifications had no effect on the net loss and accumulated deficit as previously reported.