Form 10KSB/A
period 2005-12-31
GOLDEN QUEEN MINING CO LTD
filed 2006-04-28
CIK 1025362

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.☐

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

Transitional Small Business Disclosure Format. Yes ☐ No ☒

EXPLANATORY NOTE

Golden Queen Mining Co. Ltd. hereby amends its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (originally filed with the Securities and Exchange Commission on April 3, 2006) to include Part III, Items 9 through 12. Except for the foregoing, no other changes have been made to the Form 10-KSB and this Form 10-KSB/A does not modify or update the disclosure contained in the Form 10-KSB in any way other than as discussed above and reflected below.

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The names, ages, and business experience for at least the past five years and positions of the directors and executive officers of the Company as of March 24, 2006, are as follows. The Company’s board of directors consists of four directors. All directors serve until the next annual meeting of the Company’s stockholders or until their successors are elected and qualified. Executive officers of the Company are appointed by the board of directors.

Name	Age	Position	Position Held Since
Edward G. Thompson	69	Director	November 25, 1994
H. Lutz Klingmann	66	Director President	March 1, 2001 November 29, 2002
Chester Shynkaryk	61	Director	November 21, 1985
Gordon C. Gutrath	68	Director	August 14, 1987

Biographical Information Concerning Directors and Executive Officers

H. LUTZ KLINGMANN, Director, President. Mr. Klingmann was appointed president on November 29, 2002. He also acts as a director of Minto Explorations, Ltd. and has served as such since its inception in 1993. Mr. Klingmann is a registered professional engineer.

CHESTER SHYNKARYK, Director. Mr. Shynkaryk served as president of Golden Queen from 1985 to 1995, and as secretary from 1996 to 2004. In addition, he serves as a director of Consolidated Global Minerals Ltd. and Global Uranium Corp.

GORDON C. GUTRATH, Director. Mr. Gutrath’s principal occupation for the past five years is president of Atled Exploration Management Ltd., a consulting company operated by him. As the founder of Queenstake Resources in 1977, he served as its president from 1977 until 1985. Mr. Gutrath is a professional geologist and a registered professional engineer in British Columbia.

EDWARD G. THOMPSON, Director. Mr. Thompson’s principal occupation is president of E.G. Thompson Mining Consultants, Inc. He was elected Chairman effective January 29, 1997 and was appointed president and chief executive officer on February 28, 2000, and served as such until November 29, 2002. Since 1990, he has also served as president of E.G. Thompson Mining Consultants Inc., which he owns. He is also chairman of Sparton Resources Inc. and advisor to Consolidated Thompson-Lundmark Gold Mines Ltd. He serves on the board of directors of Chariot Resources Ltd., Aurogin Resources, Freewest Resources (Canada), Sparton Resources, Inc. and Western Troy Capital Resource, Inc. Mr. Thompson graduated from the University of Toronto in 1959 with a degree in mining geology and in 1960 he earned a degree in economic geology. He has been a member of the Professional Engineers of Ontario since 1961.

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

To Golden Queen’s knowledge, based solely on a review of Forms 3 and 4, as amended, furnished to it during its most recent fiscal year, and Forms 5, as amended, furnished to it with respect to such year, Golden Queen believes that during the year ended December 31, 2005, its directors, executive officers and greater than 10% stockholders complied with all Section 16(a) filing requirements of the Securities Exchange Act of 1934.

Code of Ethics

The Company has not adopted a code of ethics, however, it intends to do so in connection with any expansion of its management.

Item 10.          Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation paid or earned for services rendered to the Company in all capacities during the fiscal years ended December 31, 2003, 2004 and 2005 by Golden Queen’s president and chief executive officer (“CEO”) and each executive officer who earned over $100,000 in total salary and bonus during the three most recently completed financial years, for services rendered to the Company.

Name and Principal Position	Annual Compensation				Long Term Compensation
	Year	Salary ($)	Bonus ($)	Other Annual Compens- ation ($)	Awards		Payouts	All other compens- ation ($)
					Restricted stock award(s) ($)	Securities underlying options/ SARs (#)	LTIP Payouts ($)
H. Lutz	2005	USD$107,308(1)	Nil	Nil	350,000(2)	Nil	Nil	Nil
Klingmann	2004	USD$76,466(1)	Nil	Nil	Nil	Nil	Nil	Nil
President	2003	USD$45,495(1)	Nil	Nil	225,000	Nil	Nil	Nil

(1)	Converted from Canadian to US dollars at an exchange rate per Canadian dollar of USD$0.85799, USD$ 0.83029 and USD$ 0.77268 respectively as at December 31, 2005, 2004 and 2003.
(2)	350,000 stock options granted February 1, 2005, exercisable at a price of CAD$0.35 per share and expiring on February 1, 2010.

OPTION/SAR GRANTS DURING THE MOST RECENTLY COMPLETED FINANCIAL YEAR

The board of directors has approved the issuance of stock options to our employees, directors, officers and consultants. Unless otherwise provided by the board of directors, all vested options are exercisable for a term of five years from the date of grant. On February 1, 2005, there were options granted to acquire 1,200,000 shares of the authorized common stock.

During the fiscal year ended December 31, 2005, Golden Queen granted the following stock options to the Company’s CEO and president:

Name	Number of securities underlying options/ SARs granted (#)	Percent of total options/ SARs granted to employees in fiscal year	Exercise or base price ($/Sh)	Expiration Date
H. Lutz Klingmann President	350,000	29.17%	USD$0.30 (CAD$0.35)	February 1, 2010

Employment Contracts

There are currently no employment contracts in place with the directors and officers of Golden Queen other than the following: On March 11, 2004, we entered into a management agreement with Lutz Klingmann. Pursuant to the terms of the agreement, Mr. Klingmann acts as chief operating officer and has overall management responsibility for our operations. Mr. Klingmann receives CAD$60 per hour as compensation for his work and also receives CAD$5 per hour for use of his office, equipment and out-of-pocket expenses. The management agreement also provides for the issuance of up to 300,000 common shares of Golden Queen to Mr. Klingmann on attaining of certain milestones.

Director Compensation

Commencing in the year ended December 31, 2005, directors’ fees will be paid to each director in the amount of CAD$1,500 for the year ended December 31, 2005 and CAD$2,000 per year thereafter. The fees in respect of each year will be paid on December 1 of that year.

Limitation of Liability

Our bylaws provide for the indemnification of officers and directors to the fullest extent possible under Nevada Law, against expenses (including attorney's fees), judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding, arising by reason of the fact that such person is or was an agent of ours. We are also granted the power, to the maximum extent and in the manner permitted by the Nevada Revised Statutes, to indemnify each of our employees and agents (other than directors and officers) against expenses (including attorneys' fees), judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceeding, arising by reason of the fact that such person is or was an agent of ours.

Our Articles of Incorporation limit or eliminate the personal liability of officers directors for damages resulting from breaches of their fiduciary duty for acts or omissions, except for damages resulting from acts or omissions which involve intentional misconduct, fraud, knowing violation of the law, or the payment of dividends in violation of the Nevada Revised Statutes.

Item 11.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common shares as of March 24, 2006 by (a) each person known by us to be a beneficial owner of more than five percent (5%) of our issued and outstanding common shares; (b) each of our directors; and (c) all our directors and officers as a group. Percentage of beneficial ownership is based on 68,390,446 common shares outstanding of March 24, 2006.

Except as noted below, Golden Queen believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
H. LUTZ KLINGMANN, Director, President 6411 Imperial Avenue West Vancouver, BC Canada V7W 2J5	455,000[1]	Less than 1%
CHESTER SHYNKARYK, Director 4690 55B Street Delta, BC Canada V4K 3B7	475,000[1]	Less than 1%
GORDON C. GUTRATH, Director RR 2, Site 5B, Comp. 4 Chase, BC Canada V0E 1M0	430,000[1]	Less than 1%

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
EDWARD G. THOMPSON, Director Suite 501, 55 University Street Toronto, Ontario Canada M5J 2H7	554,500[1]	Less than 1%
LANDON T. CLAY #6000 - 200 Clarendon Street Boston, MA USA 02116	14,619,572[2] [5]	20.48%
SPROTT ASSET MANAGEMENT INC. Royal Bank Plaza South Tower 200 Bay Street, Suite 2750 Toronto, Ontario Canada M5J 2J2	14,400,000[3]	10.53%
RAB Special Situations (Master) Fund Limited P.O. Box 908 GT Walker House Mary Street George Town, Cayman Islands	4,040,000[4] [5]	5.74%
All officers and directors (4) persons	1,914,500

(1)

These amounts include beneficial ownership of securities not currently outstanding but which are reserved for immediate issuance on exercise of options. In particular, these amounts include, respectively for each director or officer, shares issuable upon exercise of options as follows: 375,000 shares issuable to Edward G. Thompson; 365,000 shares issuable to Chester Shynkaryk; 325,000 shares issuable to Gordon C.

Gutrath and 425,000 shares issuable to H. Lutz Klingmann.
(2)	Includes 3,000,000 share purchase warrants that are currently fully vested but unexercised.
(3)	Includes 7,200,000 share purchase warrants that are currently fully vested but unexercised.
(4)	Includes 2,020,000 share purchase warrants that are currently fully vested but unexercised.
(5)	Based on information obtained from publicly filed insider reports.

Item 12.          Certain Relationships and Related Transactions

Transactions with management and others

The following is in addition to disclosure contained elsewhere herein respecting transactions involving management.

On July 8, 2003, one shareholder beneficially holding in excess of 10% of our voting shares purchased a 6.5% convertible promissory note for the amount of $150,000. The promissory note is due on demand on July 9, 2004 and is convertible into units of Golden Queen at a price of $0.23 per unit, each unit consisting of one common share and one non-transferable detachable share purchase warrant, each whole warrant entitling the holder to purchase one additional common share of Golden Queen at an exercise price of $0.32 for a term of two years.

On January 26, 2004, one shareholder beneficially holding in excess of 10% of our voting shares purchased 3,000,000 units pursuant to a private placement by us for an aggregate purchase price of C$1,500,000.

On March 11, 2004, the we entered into a management agreement with Lutz Klingmann. Pursuant to the terms of the agreement, Mr. Klingmann acts as chief operating officer and has overall management responsibility for our operations. Mr. Klingmann receives CAD$60 per hour as compensation for his work and also receives CAD$5 per hour for use of his office, equipment and out-of-pocket expenses. The management agreement also provides for the issuance of up to 300,000 common shares of the Golden Queen to Mr. Klingmann on the attaining of certain milestones.

Transactions with Promoters

We have not entered into any transactions with promoters.

Item 14.          Principal Accountant Fees and Services

The fees for services provided by the Company’s auditors in each of the fiscal years ended 2004 and 2005 were as follows:

Fees	2004	2005
Audit fees	24,873	37,156
Audit related fees	Nil	Nil
Tax fees	4,451	4,771
All other fees	Nil	Nil

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

Within 90 days prior to the date of this report, management carried out an evaluation, under the supervision and with the participation of the management, including the President and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the President and principal accounting officer concluded that the Company’s disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

Date: April 28, 2006

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ H. Lutz Klingmann	President, Chief Executive Officer and Director	April 28, 2006
H. Lutz Klingmann

/s/ Edward Thompson	Chairman of the Board and Director	April 28, 2006
Edward Thompson

/s/ Chester Shynkaryk	Director	April 28, 2006
Chester Shynkaryk

/s/ Gordon Gutrath	Director	April 28, 2006
Gordon Gutrath