Form 10QSB
period 2006-03-31
GOLDEN QUEEN MINING CO LTD
filed 2006-05-15
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT PURUSANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
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

Check whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act: Yes [           ] No [ x ]

Securities registered pursuant to section 12(g) of the Act: Common Stock, without par value

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes [ x ] No [           ]

The number of outstanding shares of the issuer’s common stock at May 12, 2006 was 69,368,706 shares.

Transitional Small Business Disclosure Format: [           ] No [ x ]

GOLDEN QUEEN MINING CO. LTD.
QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY
PERIOD ENDED MARCH 31, 2006

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

Dated: May 15, 2006

Golden Queen Mining Co. Ltd.

By: /s/ H. Lutz Klingmann
H. Lutz Klingmann
President and Principal Financial Officer