Form 10QSB
period 2006-06-30
GOLDEN QUEEN MINING CO LTD
filed 2006-08-14
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT PURUSANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

[           ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________ to _______________

GOLDEN QUEEN MINING CO. LTD.
(Exact name of small business issuer as specified in its charter)

Province of British Columbia	Not Applicable
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

6411 Imperial Avenue
Vancouver, British Columbia
V7W 2J5 Canada
(Address of principal executive offices)

(604) 921-7570
Issuer’s telephone number, including area code

N/A
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [           ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [           ] No [ x ]

The number of outstanding shares of the issuer’s common stock at August 11, 2006 was 78,120,880 shares.

Transitional Small Business Disclosure Format: Yes [           ] No [ x ]

GOLDEN QUEEN MINING CO. LTD.
QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY
PERIOD ENDED JUNE 30, 2006

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

PART II

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual General Meeting of the holders of Common Shares of the Company held on May 31, 2006, the shareholders voted on the following matters:

1.	Fixing Number of Directors. The shareholders approved the motion to fix the number of Directors at four (4).

For: 4,800,768
Against or Withheld: 0

2.	Election of Directors. The following nominees were elected as directors to serve until the next annual general meeting of the shareholders:

H. Lutz Klingmann
For: 4,799,768 Withheld: 1,000

Edward G. Thompson
For: 4,799,768 Withheld: 1,000

Gordon Gutrath
For: 4,799,768 Withheld: 1,000

Chester Shynkaryk
For: 4,799,768 Withheld: 1,000

3.	Appointment of Auditors. The shareholders approved the reappointment of BDO Dunwoody as auditor of the Company until the next annual general shareholder meeting.

For: 4,800,768
Withheld: 0

4.

Special Resolution: Exercise of Warrant by Insider. The shareholders defeated the motion authorize and approve the exercise of 3,000,000 amended warrants of the Company held by Landon T. Clay at the price of $0.60 per share. A 75% majority is required to pass a special resolution.

For: 4,589,406
Against: 211,362

Item 6. Exhibits

Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2006
Golden Queen Mining Co. Ltd.

	By:	/s/ H. Lutz Klingmann
H. Lutz Klingmann
President and Principal Financial Officer