Form 10QSB
period 2006-09-30
GOLDEN QUEEN MINING CO LTD
filed 2006-11-15
CIK 1025362

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURUSANT TO SECTION 13 OR 15 (d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

GOLDEN QUEEN MINING CO. LTD.
(Exact name of small business issuer as specified in its charter)

Province of British Columbia	Not Applicable
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

 6411 Imperial Avenue West Vancouver, British Columbia V7W 2J5 Canada
(Address of principal executive offices)

Issuer’s telephone number, including area code: (604) 921-7570

Former name, former address and former fiscal year, if changed since last report: N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of outstanding shares of the issuer’s common stock at November 9, 2006 was 78,120,880 shares.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

GOLDEN QUEEN MINING CO. LTD.
QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY
PERIOD ENDED SEPTEMBER 30, 2006

PART I – FINANCIAL INFORMATION

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

PART II – OTHER INFORMATION

Item 6. Exhibits

1.	Exhibit 31.1 – Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934.

2.	Exhibit 32.1 – Certification Pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15a-14(b) of the U.S. Securities Exchange Act of 1934.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2006

Golden Queen Mining Co. Ltd.

By: /s/ Lutz Klingmann
H. Lutz Klingmann
President and Principal Financial Officer