Form 10KSB
period 2006-12-31
GOLDEN QUEEN MINING CO LTD
filed 2007-04-16
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to  _______________

0-21777
(Commission File Number)

GOLDEN QUEEN MINING CO. LTD.
(Name of small business issuer in its charter)

British Columbia, Canada	Not Applicable
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

6411 Imperial Avenue, West Vancouver, British Columbia, Canada	V7W 2J5
(Address of principal executive offices)	(Zip Code)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $53,025,000 as at March 31, 2007.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 78,220,880 common shares as at March 31, 2007.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

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

The Company had previously reported that it expected to begin producing gold and silver from the Project during the second half of 1998, based on the M3 feasibility study and once permitting was completed. Because of relatively low gold prices in the late 1990s and in the early 2000s, however, the Company was not able to obtain financing for the Project and the Project was therefore put on hold in late 2000. Employees were laid off and costs were reduced to the minimum required to maintain rights to the Property. The major landowners agreed to a 3-year moratorium on property payments or until the price of gold improved. The Company recorded an asset impairment loss of $28,547,592 for the year ended December 31, 2000 and this asset impairment loss reduced the carrying value of fixed assets, mineral properties, and other assets to their estimated net realizable value.

The Project remained on hold from 2001 to 2006.

In order to update the prospects for the development of the Project, the Company initiated a detailed review of the Project in mid-2002 to identify new approaches that would reduce both the capital cost to the start of production and future operating costs. The review was supported and complimented by a substantial amount of work done by independent engineers and contractors. The review was documented and compiled into an in-house report to assist management in determining the prospects for development of the Project at current gold and silver prices and this phase of the technical work was completed towards the end of 2006. The Company engaged SRK Consulting (U.S.), Inc. (“SRK”), of Lakewood, Colorado in 2005 to prepare a technical report (the “Technical Report”) to validate and confirm the mineral resource estimates in compliance with National Instrument 43-101 (“NI 43-101”), being the Canadian regulation that governs the disclosure of technical information by natural resource companies, and this Technical Report was released on March 6, 2006. The mineral resource estimates have now been confirmed as set out in more detail below.

The Company engaged Norwest Corporation (“Norwest), Vancouver in January 2007 to prepare a further NI 43-101 compliant Technical Report as part of an independent feasibility study to assess the presence of mineral reserves based upon the technical work that had been completed to the end of 2006. Past reserve estimates, which were based on the report prepared by M3 in 1998, have been retracted by the Company on the basis that they are out of date and not supported by a current, independent technical report. Past disclosure of mineral reserve estimates should accordingly not be relied upon.

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

Gold mining on Soledad Mountain dates back to the late 19th century. The largest producer in the area was a syndicate managed by Gold Fields America Development Co. (“Gold Fields”), a subsidiary of Consolidated Gold Fields of South Africa. This syndicate operated an underground mine and mill on the property from 1935 to 1942, when the mine was forced to close by War Production Board Order L-208. Production after the war was minimal, as costs had increased while the price of gold remained fixed at $35/oz until 1973.

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

The primary rock types that occur are rhyolite porphyry and flow-banded rhyolite, quartz latite porphyry, pyroclastics and siliceous vein material. The rock types will be found in different areas and phases of the open pit. Little or no clay occurs in any of the rocks and the rocks contain upwards of 80 % Si as SiO2. Rhyolite porphyry and flow-banded rhyolite were grouped as a single rock type for the metallurgical test work and management expects that if the Project is placed into production, three primary rock types will be mined and processed at various times through the mine life.

Extensive programs of mapping, diamond drilling, reverse-circulation drilling and underground diamond drilling and channel sampling were carried out on the property between 1985 and 1999. Company geologists and engineers managed these programs. The geological database today includes the results of exploration done on the property by Rosario Exploration and Shell/Billiton and the crosscut assay data recorded on linens by a mining syndicate managed by Gold Fields between 1933 and 1942. The database contains 71,325 samples, generated from over 113,593 m (372,649 ft) of drilling and sampling of underground crosscuts.

Ore zones were shaped manually by Company geologists to define continuity with a low-grade cutoff grade of 0.274 g/t AuEq (0.008 oz/ton AuEq). Prices for gold and silver of $325.00/oz and $6.00/oz and recoveries for gold and silver of 78.0 % and 60.0 % respectively were used to calculate the gold-equivalent cutoff grade for this purpose.

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

Mineral resources were classified as follows:

Measured – first drill hole or crosscut within 21 m (70 ft) and a second drill hole or crosscut within 30 m (100 ft).

Indicated - first drill hole or crosscut within 43 m (140 ft) and a second drill hole or crosscut within 61 m (200 ft).

Inferred – everything beyond Measured and Indicated, but with two drill holes or cross-cuts within 91 m (300 ft) and this is more restrictive than the MRDI recommendation from 2000.

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

Soledad Mountain Project - Measured & Indicated Mineral Resources

			Grade
			AuEq		Gold		Silver
Category	t	ton	g/t	oz/ton	g/t	oz/ton	g/t	oz/ton
Measured	39,720,000	43,692,000	1.118	0.033	0.926	0.027	14.86	0.43
Indicated	50,774,000	55,851,000	0.789	0.023	0.603	0.018	11.47	0.33
Total & Average	90,494,000	99,543,000	0.912	0.027	0.744	0.022	12.96	0.38

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

Infill Drilling Program

The company has prepared a drilling program with 40 drill holes and 7,200 m (23,500 ft) of drilling, designed to test a portion of the material classified as Inferred within pit shells constructed in 2000. SRK concurs in the Technical Report that strategically targeted drilling could upgrade a significant portion of the Inferred to the Measured or Indicated categories.

Historic Mineral Reserve Estimates

Past mineral reserve estimates, which were based on the report prepared by M3 in 1998, have been retracted on the basis that they are out of date and not supported by a current, independent, technical report. Past disclosure of mineral reserve estimates should accordingly not be relied upon. The Company engaged Norwest in January 2007 to prepare a further NI 43-101 compliant Technical Report to assess the presence of mineral reserves. Investors are cautioned not to assume that mineral reserves exist that will be economically or legally mineable.

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

Slope stability analyses were done in 1995 and these included analyses with the ultimate slopes subjected to a maximum, credible earthquake acceleration of 0.297g. An ultimate slope angle of 55o was recommended with indications that the ultimate slope angle could be safely increased to 63.4 o. Five diamond drill holes were drilled in 1997 specifically to obtain rock strength parameters for further slope stability analyses. An independent consulting engineer did these analyses and confirmed the ultimate slope angle of 55o. An ultimate slope angle of 50o was used in the open pit design done by Mintec in 2000.

The operation will be an open pit operation and it is expected that the Company will do the mining. An independent consulting engineer determined detailed equipment requirements and two major equipment vendors provided lease financing proposals. The mine operating costs were determined in-house.

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

Detailed planning and engineering design to confirm the feasibility of using a pipe conveyor to convey the ore will be done as part of an independent feasibility study for the Project.

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

Test work done on Soledad Mountain ores from 1989 to 2006 shows that these ores are readily amenable to heap leaching provided the ore is crushed and/or ground to relatively small sizes. Gold and silver recoveries of 78.0 % and 60.0 % respectively and a range of parameters required to design a heap leach operation, such as agglomerate strength, percolation rates under load and the consumption of cyanide and other reagents, were determined.

It was proposed to crush and screen ore to 100% - 8mesh or 100% - 2.37 mm and a four-stage crushing and screening plant using vertical shaft impact crushers in the third and fourth crushing stages was designed by M3 for the Project in 1998. A review done by the Company’s management in 2002 provided new insights into the historic test results. An alternative flow sheet was developed for the Project in late 2002, based upon the use of a high-pressure grinding roll (“HPGR”). The Company, in consultation with an independent engineering firm experienced in HPGR design, prepared a detailed flow sheet for the Project based on an HPGR.

Confirmation HPGR tests were required to provide the following:

  The design parameters to both size the equipment and determine the motor sizes for the HPGR;
  The target particle size distributions for the full-scale operation and
  Information to finalize the flow sheet, e.g. the need to recycle edge material.

Samples of rhyolite ore and quartz latite ore were collected for the HPGR tests in July 2003 and in March 2004 respectively. The samples were crushed to 100 % passing 32 mm and 35 mm respectively by McClelland Laboratories, Inc. (“MLI”), an independent metallurgical laboratory in Sparks, Nevada. The samples were shipped by airfreight to two HPGR manufacturers in Germany where the actual HPGR tests were done. The crushed samples were returned to the laboratory in Nevada for confirmation leach test work. The following conclusions were drawn based upon the results of bottle roll and column leach tests:

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

The detailed tails analysis indicated that tests should be done on a high-grade and a low-grade sample to obtain data for the complete range of expected head grades. Two rhyolite samples were taken for this test work from April 10 to 13, 2006. The total weight of the two samples was approximately 2,100 kg (4,600 lb). The samples were shipped by truck to MLI for first-stage crushing and then by airfreight to the Polysius laboratory in Germany where the HPGR tests were done. The samples were returned to MLI and bottle roll tests and column leach tests were started in July and completed in December 2006. Final test results were received and analyzed in detail.

Company’s management now estimates the following recoveries based upon the tails analysis:

Primary Rock Types	Proportion	Gold	Silver
	%	%	%
Pyroclastics Quartz Latite Rhyolite Undefined	10.5 21.3 68.1 0.1	85.4 89.9 83.4 Average	52.5 52.5 52.5 Average
Total & Average	100.0	85.0	52.5

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
  Faster gold and silver extraction rates;
  Stronger agglomerates due to a more favorable overall particle size distribution and this will also impact the flow rates of solution through the heap;
  Substantially lower capital costs than a conventional crushing - screening plant;
  Manageable dust control with fewer transfer points;
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

The HPGR consists basically of two counter-rotating rolls – one a fixed roll and the other a ‘floating’ roll. The ‘floating’ roll is mounted on and can move freely on two slides and the grinding forces are applied to the ‘floating’ roll by four hydraulic rams. Ore is choke-fed to the gap between the rolls and comminution takes place by inter-

particle crushing in the bed of particles. The gap between the rolls is determined by the nip-in characteristics of the feed and the total grinding force applied, which in turn depends upon the pressures in the hydraulic system. Each roll is driven by an electric motor via a planetary gear reducer. The total grinding force can range from 750 kN to 20,000 kN and pressures in the gap can range from 50 MPa to 250 MPa. The unconfined compressive strength of Soledad Mountain ores ranges from 2.2 MPa to 118.9 MPa by comparison.

Comminution in the HPGR is achieved without impact and essentially without attrition of the wear protection on the surface of the rolls.

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

The Merrill-Crowe process is highly efficient and recoveries in a commercial plant typically range upwards of 98%.

Cyanide will be used in the process to extract gold and silver. Extensive procedures will be put in place to protect workers and the environment. The cyanide will be received in a dissolved form by truck directly from the manufacturer. The liquid will be pumped to a storage tank on site and from there to the process.

Independent consulting engineeing firms did detailed designs and prepared the capital and operating cost estimates for a Merrill-Crowe plant and this includes the refinery and for an analytical laboratory for the Project.

The Heap Leach Pad And The Heap

The Project’s heap leach facility has been designed for zero discharge. The design contemplates that the first heap leach pad to be constructed, the Phase 1 pad, will be located on the northern side of Soledad Mountain. A second leach pad, the Phase 2 pad, will be located on the western side of Soledad Mountain if required. The Phase 1 pad will be a dedicated pad, i.e. ore will be stacked, leached, rinsed and left in place on the pad for final reclamation. The following are the design criteria for the Phase 1 pad:

  The pad has been designed as a permanent, single-use pad;
  Dry specific weight of agglomerated ore is 1.36 t/m3 (85.0 lb/ft3) and 1.42 t/m3 (88.5 lb/ft3) after leaching and consolidation in the heap;
  Maximum heap height is 60 m (Nominally 200 ft);
  Lift height is 10 m (Nominally 33 ft);
  The nominal angle of repose of the agglomerated ore is 2.0H:1.0V;
  Slopes are 2.5H:1.0V on the north and west sides and 2.0H:1.0V on the south and east sides;
  Nominal capacity of the pad is 46.5million t (51.2million ton) and
  The heap is to be constructed in 2 stages, viz. Stage 1 and Stage 2 and each stage to be divided into 2 hydraulically isolated zones, viz. Zone 1 and Zone 2 for a total of 4 zones

The Phase 1 pad will be lined with a composite liner consisting of a compacted soil liner and a geomembrane. The geomembrane will in turn be covered and protected by 45 cm (18 inch) of a crushed liner protection fill that will act as a drainage layer. A network of perforated pipes will be installed in the liner protection fill. Solution will drain by gravity to a pump box and will be pumped to the Merrill-Crowe plant where gold and silver will be extracted from the pregnant solution. The barren solution will be pumped to the heap with vertical turbine pumps and drip emitters will be used on the heap to limit evaporation losses.

An independent consulting engineering firm did a detailed site investigation in the area where the heap leach pad will be constructed in 2004 and again in 2006. A detailed estimate of construction quantities has been completed.

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

A detailed evaluation of the available groundwater was done in 1996. As many as 35 wells have been drilled in the greater Project area in the past. Records for some of these wells plus step rate test data from production well #1 drilled by the Company indicate that, initially, two production wells can provide the maximum estimated water requirement of 147.6 m3/h (650 gal/min). Production well #1 is located approximately 1km north of the Project. A second production well has been drilled approximately 300 m (1,000 ft) north of well #1 and cased and tested and a third production well can be drilled if required in the future.

A water sample taken from production well #1 and from three monitoring wells on site indicated that groundwater can be used in the heap leach process without pre-treatment.

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

Environmental Issues & Permits

The area surrounding Mojave is typical of the western Mojave Desert. The immediate vicinity of the Project is sparsely populated with considerable historical and more recent mining activity. The Standard Hill, Tropico and Cactus mines are located within a radius of 12 km (7.5 miles) of the Property.

The Project and the immediate area surrounding the Project or a total of approximately 9,600 acres are included in the Specific Plan (the “Plan”) for Soledad Mountain - Elephant Butte & Vicinity - South of Mojave. This Plan was prepared in March 1973 and adopted by the Kern County Board of Supervisors as Resolution 73-485 on June 18, 1973. Gold and silver mining operations are recognized in the Plan as important past land uses and the protection of mineral deposits, potentially of commercial value, is included in the Plan through restriction of incompatible land uses. The Project as presently defined is consistent with the Plan.

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

There are 87 conditions of approval and mitigation measures listed in Exhibit “E” to the CUPs and this includes a requirement to reclaim historical disturbances on the Property. Site inspections are conducted annually to verify that the Company is in compliance with these conditions of approval. The Company was in compliance for the year ended December 31, 2006.

Air Quality

Background Information

The Project lies within the Southeast Desert Air Basin, which falls under the jurisdiction of the Kern County Air Pollution Control District. The district is charged to regulate sources of air pollution within the basin, pursuant to authority granted under the federal Clean Air Act.

The area is designated as unclassified for PM10 emissions (that portion of the total suspended particulates less than 10 microns in size) and as a non-attainment area for ozone. The typically windy conditions and very dry nature of the general area are responsible for high background PM10 levels recorded at several nearby monitoring stations.

Fugitive dust from a mining operation on the Property, combined with background dust, may result in unacceptable levels of PM10 emissions in the surrounding areas, especially downwind, and this may present the greatest potential environmental issue for the Project. A PM10 level of 44 micrograms per cubic meter is projected by computer modeling for a mining rate of 27 million t (30 million ton) per year of ore and waste. This level is below the California attainment standard of 50 micrograms per cubic meter and the Federal standard of 150 micrograms per cubic meter. However, the Company believes that it will achieve compliance with applicable standards by a greater margin, as the modeling methodology assumes worst-case conditions, which are considered unlikely to be encountered in the actual operation based on the planned use of commonly accepted dust control techniques in all phases of the operation.

Kern County Air Pollution Control District transferred an Emission Reduction Credit Certificate from Cactus Gold Mines Company to the Project on February 3, 1999 and this remains valid.

Authority To Construct & Permit To Operate

The Company had obtained seven Authority To Construct permits dated March 16, 2002. These permits expired on March 16, 2004 and were not renewed due to changes anticipated in the Project.

WZI, Inc., Bakersfield was asked to assess air quality for the Project in a letter dated February 27, 2006 and was commissioned to obtain the Authority To Construct permits in a meeting held in Bakersfield on April 11, 2006. Modeling and calculations were done by WZI and these were submitted to the Kern County Air Pollution Control District in September 2006.

The Authority To Construct permits remain outstanding.

The Authority To Construct permits are converted to a Permit To Operate after construction has been completed and subject to inspection by the Kern County Air Pollution Control District.

PM10 Monitoring Station

The Company is required to install both upwind and downwind PM10 monitoring stations before the start of construction and decided to proceed with the upwind PM10 monitoring station in May 2006 to add to the air quality database. The station was designed by Air Sciences Inc., Golden and commissioned during the week of September 4, 2006. Data is being recorded on a continuous basis.

The Kern County Air Pollution Control District formally approved the monitoring station in a letter dated October 17, 2006.

The equipment for the downwind PM10 monitoring station has been purchased and is in storage in Mojave.

The first report with data for the last four months of 2006 was released in March 2007.

Water Quality

The Project is located in the northern portion of the Antelope Valley Groundwater Basin. The mean recorded annual rainfall in the surrounding area is approximately 156 mm (6.14 in). Typical patterns of precipitation are winter rains and summer thunderstorms and these tend to be short-lived and of high intensity. The site is dominated by Soledad Mountain and surface drainage patterns in the area are largely influenced by local topography. This varies from steep, rugged hillsides at the upper elevations to a gently sloping desert floor around the toe of Soledad Mountain. Runoff on the northern side of Soledad Mountain is via a series of gullies or channels, which direct surface flows to the north, northeast and northwest and eventually to the east to the Gloster and Chaffee Hydrologic Areas of the Antelope Hydrologic Unit.

There are no springs or intermittent streams in the immediate area. The closest intermittent stream is approximately 5 km (3 miles) to the west. Evaporation rates are high. Groundwater is typically found at depths of 55 to 61m (180 to 200 ft) in the area north of the Project.

The Lahontan Water Quality Control Board (“Regional Board”) is responsible for ensuring compliance with the federal Clean Water Act and California’s Porter-Cologne Water Quality Act. The Company submitted a Report of Waste Discharge (“ROWD”) to the Regional Board in June 1997. The application was approved and the Board issued Board Order No. 6-98-9 on March 5, 1998, which set out the waste discharge requirements for the Project.

Revised Report Of Waste Discharge

The ROWD prepared in 1997 included a design for the heap leach facility done before and in 1997. The Company and its consulting engineers prepared an engineering review that set out significant differences between the layout designs prepared for the heap leach facility in 1997 and 2005 and a presentation was made to the Regional Board in Victorville in May 2006. The Regional Board requested that the Company submit a revised ROWD to reflect these changes. There were a number of requirements in the Board Order adopted in 1998 for further studies to be done before the start of production. The Company’s consulting engineers did the studies in 2006 and prepared a revised ROWD, which was submitted to the Regional Board on March 8, 2007.

It is expected that the Regional Board will issue a Board Order with only minor changes to the waste discharge requirements for the Project.

Closure, Reclamation and Financial Assurance

Closure and reclamation will be done in accordance with the requirements set out in the CUPs and an approved Surface Mining Reclamation Plan and as set out in the Board Order to be re-issued by the Regional Board.

The following general principles apply:

  Considerable experience gained in reclamation of other heap leach operations in the California deserts since the mid-1990s shows that reclamation can be completed successfully;
  The Surface Mining Reclamation Plan will be an active plan with concurrent reclamation on one hand and alternative reclamation concepts to be sought and evaluated during the mine life on the other hand;
  Closure and reclamation can proceed once the decision has been made to close the mine and this can be done while gold and silver are still being produced from the heap leach facilities although ore is no longer being mined, crushed and piled on the heap;
  The site drainage plan will be re-assessed to control future runoff and erosion;
  Public safety will be a key concern to be addressed as part of closure and
  Post-closure monitoring will continue until revegetation targets are met with the ultimate goal of establishing a productive and self-staining eco-system.

The following points will have an impact on closure and reclamation costs:

  The footprint required for Project facilities has been significantly reduced from earlier requirements.
  A road to the top of Soledad Mountain will remain for access to public facilities and will not be reclaimed.
  Waste will be disposed of in mined-out phases of the open pits and significantly less waste will be disposed of in waste rock dumps. A planned major waste rock dump to the south of Soledad Mountain will not be required and this will significantly reduce the total disturbed area that must be reclaimed.
  Leached residues on a single heap leach pad will have to be neutralized and reclaimed.
  The size and complexity of the crushing & screening plant has been significantly reduced with no buildings that have to be dismantled and fewer concrete footings that have to be broken up or buried.
  The workshop and warehouse building and wash slab, security building, bulk fuel storage tanks, septic tank and leach field and the parking lot will find an approved, alternative industrial use and will not be dismantled nor will the site where these facilities are constructed be reclaimed.
  Two (or three) water wells will remain for future industrial use. The water supply infrastructure will be offered to Antelope Valley – East Kern Water Agency as part of the permanent facilities in the area.

Revegetation

Sites have been revegetated successfully elsewhere in the California deserts, for example at the Castle Mountain Mine in San Bernardino County, and it is expected that revegetation can be completed successfully for the Project as per the detailed revegetation plan that has been prepared by the Company’s consulting engineers.

A summary of the proposed revegetation procedures is given below:

  A first revegetation test plot was prepared and seeded on a suitable site in November 2006;
  Ongoing revegetation tests will be done and monitored to demonstrate that seed collected and prepared locally can be an effective source of seed;
  Seeds are being collected locally and a seed library has been established;
  Seeds collected locally will be supplemented by seeds contained in growth media;
  Surfaces will be prepared to provide textures suitable for desert plants and micro-basins will be created to trap moisture and seeds;
  Hand seeding has been found to be effective in most areas and aerial (crop duster or helicopter) seeding can be used in areas that are inaccessible by vehicle or foot;
  Seeded areas will not require fertilizer and watering;
  Reclamation of disturbed areas will occur as soon as possible throughout the mine life;
  Control and channeling of runoff will be a key to ensure successful revegetation;
  Quantifiable goals for density and diversity of perennial species will be established and
  Revegetation is expected to reduce visual contrasts and provide wildlife habitat.

Financial Assurances

The Company is required to provide three different financial assurances for the Project:

  Financial assurance to be held by Kern County to cover the general reclamation on site;
  Financial assurance to be held by the Regional Board to cover neutralization and closure of the leached residues on the heap and
  “Unforeseen events financial assurance” to be held by the Regional Board designed for an unforeseen event that could contaminate surface or groundwater.

The Company provided reclamation financial assurance in the form of an Irrevocable Standby Letter Of Credit backed by a Certificate Of Deposit with Union Bank of California in the amount of U.S.$245,337 on November 21, 2006 and this is the current estimate for reclamation of historical disturbances on the property. This is the first time in its history that the Company has provided any form of financial assurance. The adequacy of the financial assurance is reassessed annually.

Recent Developments

The State of California introduced backfilling requirements for certain types of open pit, metal mines in December 2002. The Company contended that these regulations did not apply to the Project under a grandfathering provision included in the regulation. The Company therefore pursued both a favorable interpretation under the regulation and subsequently an amendment of the regulation with the State Mining and Geology Board (the “Board”) in 2006. These efforts were supported by Kern County officials. Both approaches were rejected by the Board and the decision was duly recorded by the Board in January 2007.

The Company and its consulting engineers prepared a life-of-mine waste rock management plan in 2006 and this plan incorporates backfilling of mined-out phases of the open pit. The waste rock management plan plus other changes that have been made to the Project will require a formal modification of the Conditional Use Permits for the Project and this process will be initiated once the company submits a formal request to Kern County in the first week of April 2007.

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

Miscellaneous

The Company has five directors. Four of the Company’s directors, Edward G. Thompson, Chester Shynkaryk, Gordon C. Gutrath, H. Lutz Klingmann are residents of Canada. The fifth director, Landon Clay, is a resident of the United States. It may be difficult for United States investors to effect service of process within the United States upon the four directors that are resident in Canada, or to realize in the United States upon judgments of United States courts predicated upon civil liabilities under the United States securities laws. A judgment of a U.S. court predicated solely upon such civil liabilities would probably be enforceable in Canada by a Canadian court if the U.S. court in which the judgment was obtained had jurisdiction, as determined by the Canadian court, in the matter. There is substantial doubt whether or not an original action could be brought successfully in Canada against any such directors predicated solely upon such civil liabilities.

Risk Factors

The following are some of the risk factors that apply to an investment in the Company.

The Likelihood Of Continued Losses From Operations

The Company has no revenue from operations and has incurred losses from inception through December 31, 2006 of $42,726,224 Losses are expected to continue until such time as the Company can economically produce and sell gold and silver from the Project. The Company held $5,513,580 in cash and cash equivalents on December 31, 2006. Continued losses will require that the Company raise additional funds by equity or debt financing, failing which it will not be able to continue operations.

Ability To Continue As A Going Concern

The Company has had no revenues from operations since inception and has a deficit of $43,414,325 accumulated during the exploration stage.

The ability of the Company to obtain financing for its ongoing activities and thus maintain solvency beyond 2007, will depend upon gold and silver prices and equity market conditions for junior resource companies, the willingness of other parties to lend the Company money or the ability to find a joint venture partner. While the Company has successfully obtained financing in the past, there can be no assurance that future efforts will be successful. This raises substantial doubt about the Company’s ability to continue as a going concern beyond 2007.

The Need for Significant Additional Financing

If an independent feasibility study is completed for the Project and a production decision is made, the Company will need significant additional financing to develop the Project into an operating mine and estimates that this could range as high as $60 million in addition to the working capital required. The Company expects to finance the construction and to secure the necessary working capital from additional sales of common stock, from bank or other borrowings or, alternatively, through a joint venture. However, the Company has no commitment for bank financing or for the underwriting of additional stock, and it is not a party to any agreement or arrangement providing for a joint venture. Whether and to what extent project financing can be secured will depend on a number of factors, including gold and silver prices. Gold and silver prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as the strength of the U.S. dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries. If financing is not obtained, the Company will not be able to develop the Project and would be forced to seek alternatives to its current business plan, including disposing of its interests in the Property.

There is no Current Independent Feasibility Study Confirming the Existence of Reserves

Past mineral reserve estimates, which were based on the report prepared by M3 in 1998, have been retracted on the basis that they are out of date and not supported by a NI 43-101 compliant Technical Report. Accordingly there is presently no current, independent, technical report on the Project confirming the existence of reserves based on current information, including current prices for gold and silver, mining regulations, and mining technology. There is no guarantee that an independent feasibility study prepared for the Project will indicate that the Project is viable. Without a current independent feasibility study, the Company will not be able to make a production decision.

The Company engaged Norwest Corporation (“Norwest”), Vancouver in January 2007 to prepare a further NI 43-101 compliant Technical Report as part of an independent feasibility study to assess the presence of mineral reserves based upon the technical work that had been completed to the end of 2006. There is, however, no guarantee that reserves will be reported.

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

Passive Foreign Investment Company

The Company may be classified as a passive foreign investment company. U.S. investors should seek independent advice from tax advisors to discuss any tax consequences.

Item 2. Description of Property

Land Ownership and Mining Rights

The Company acquired its initial property interests in 1985 and has since acquired additional properties in the area. The Project is located approximately five miles south of Mojave and approximately two miles west of California State Route 14 and south of Silver Queen Road.

The Company controls approximately 1,000 hectares (2,500 acres) of land in the area. The Project will result in a disturbed area of approximately 366 hectares (905) acres of which approximately 334 hectares (826 acres) will be reclaimed at the end of the mine life.

The land controlled by the Company includes all of Section 6 and portions of Sections 5, 7, 8 and 18, T10N, R2W, portions of Section 1 and 12, T10N, R13W, portions of Section 18, T9N, R12W and portions of Section 32, T11N, R12W, all from the San Bernardino Baseline and Meridian. The Project facilities will be located in Section 6, T10N, R12W. Water wells have been drilled in Section 32, T11N, R12W on land controlled by GQM.

The Company holds or controls via agreement 33 patented lode-mining claims, 122 unpatented lode-mining claims, 1 patented millsite claim, 7 unpatented millsite claims and 363 hectares (897 acres) of fee land. The Company also owns four residential properties with buildings north of Silver Queen Road.

The Company owns or controls the properties under a variety of agreements with 53 individual landowners, two groups of landowners and two incorporated entities. These agreements include mining leases, exploration agreements and a number of purchase agreements in various stages of completion. The Company believes that all the land required for the Project has either been secured under one of these agreements or is controlled by the Company through ownership of the land in fee or where the Company holds unpatented mining claims. The purchases were made or agreements entered into from 1986 onwards, at a total cost of approximately $3,800,000.

The Company is continuing with its efforts to purchase additional mining claims and fee land that will secure its land position in the area.

Significant Agreements

The following are the two significant agreements that will require major cash payments in 2006.

The Company previously held an option to purchase all of the issued and outstanding shares of a privately held California corporation, the Karma Wegmann Corporation, on April 1, 1995. The Company exercised its rights and made full payment of $875,000 under the option agreement and its amendments on June 26, 2006. Karma Wegmann Corporation holds 6 patented mining claims, 6 unpatented mining claims and 1 patented millsite. The Company is required to pay a royalty of 1% of gross smelter returns for a period of up to 60 years, not to exceed $60,000,000, upon commencement of commercial production.

The Company concluded an agreement to purchase 29.18 acres of land required for the Phase 1 heap leach pad on August 1, 1996. The agreement is with Southwestern Refining Corporation. The purchase price was $950,000 of which $100,000 was paid in cash and $850,000 was secured by a promissory note with a term of 180 months. The note is payable in monthly instalments of $9,275. Interest on the outstanding balance is charged at prime rate plus 2%. A balloon payment of the principal amount owing, if any, and accrued but unpaid interest, if any, is due on September 1, 2011. The principal amount owing, recorded as a long-term debt plus current maturities in the financial statements, was $549,040 as at December 31, 2006. Subsequent to the year end, the Company elected to make a balloon payment of $700,725 to retire the promissory note.

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

The Company has confirmed that there are no gaps in its land holdings in the project area.

Royalties

The Company is required to make advance, minimum royalty payments under a number of property agreements. With one exception, the Company will receive a credit for the advance minimum royalty payments on commencement of commercial production. Most of the royalties are of the net smelter return (“NSR”) type and are based on a sliding scale, with the percentage amount of the royalty depending upon the grade found on the particular property to which the royalty relates. Typically, the royalties are NSR-type royalties, with an expected weighted average of 3.1% . The agreements also typically provide for an additional royalty if non-mineral commodities, such as aggregates, are sold.

Property Interests Are Not In Good Standing

The Company ceased making property payments and advance, minimum royalty payments in October 2005 after successfully concluding moratorium agreements with a number of the landowners. The moratorium agreements typically had a term of three years and these have now expired. After the expiration of the moratorium agreements the Company reached an agreement with a landowner and is making lease payments of $10,000 per year to this landowner. The Company made advance, minimum royalty payments of $100,000 to a landowner, Southwestern Refining Corporation, for 2004. The Company did not however make the advance, minimum royalty payment of $100,000 to the landowner in 2005. Subsequent to the year end, the Company reached an agreement with Southwestern Refining Corporation on an amendment of the lease agreement for a further twenty years and paid $100,000 for advance minimum royalties owed from 2005. No advance minimum royalty payments are due for 2006 and 2007 under the amendment and the minimum royalty payments will be assumed in April 2008.

The Company is technically in default of certain mineral property agreements but is not currently in litigation with any landowner. The Company will continue to work with its landowners in 2007. While the Company has successfully reached agreement with its landowners in the past, there can be no assurance that such agreements will continue into the future.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of 2006.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market and Trading Price

The common shares of the Company are listed and traded on The Toronto Stock Exchange under the trading symbol “GQM”. The high and low sales prices of the common stock as traded on The Toronto Stock Exchange for the calendar periods indicated are set out in the table below. All prices are reported in Canadian dollars.

Year ended December 31		High	Low
2006	Fourth Quarter	$1.09	$0.59
	Third Quarter	0.89	0.54
	Second Quarter	0.97	0.76
	First Quarter	0.95	0.37
2005	Fourth Quarter	$0.45	$0.34
	Third Quarter	0.42	0.28
	Second Quarter	0.43	0.30
	First Quarter	0.44	0.31

Exchange Rates

The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in New York City for cable transfers in Canadian dollars. Such rates are the number of Canadian dollars per one (1) U.S. dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for U.S. dollars per CDN$1.00. On March 27, 2007, the exchange rate was US$1.00 per CDN$1.1584. The high and low exchange rates for each month during the previous six months were as follows:

	High	Low
February 2007	1.1852	1.1586
January 2007	1.1815	1.1699
December 2006	1.1652	1.1415
November 2006	1.1474	1.1275
October 2006	1.1384	1.1154
September 2006	1.1272	1.1052

The following table sets out the exchange rate information as at each of the years ended December 31, 2006 and 2005.

	Year Ended December 31

	2006	2005
Rate at end of Period	1.1652	1.1630
Average Rate during Period	1.1340	1.2116
Low	1.1001	1.1467
High	1.1726	1.2696

As of March 31, 2007 there were 200 registered holders of record of the Company’s common shares and an undetermined number of beneficial holders.

The common shares of the Company are also traded on the Pink Sheets under the trading symbol “GQMNF”. The high and low sales prices of the common stock as traded on the Pink Sheets for the calendar periods indicated are set out in the table below. All prices are reported in U.S. dollars. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The Pink Sheets has a limited and sporadic trading market and does not constitute an established trading market.

Year ended December 31		High	Low
2006	Fourth Quarter	$0.94	$0.52
	Third Quarter	0.88	0.49
	Second Quarter	0.92	0.64
	First Quarter	0.81	0.31
2005	Fourth Quarter	$0.385	$0.385
	Third Quarter	0.353	0.225
	Second Quarter	0.355	0.239
	First Quarter	0.370	0.245

Dividends

The Company has not declared dividends on its common shares since inception.

Securities Authorized for Issuance Under Compensation Plans

The following table sets forth information as at December 31, 2006 respecting the compensation plans under which shares of the Company’s common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,590,000	C$0.59	200,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,590,000	--	200,000

Sales of Unregistered Securities

During the fiscal year ended December 31, 2006, there were no sales of unregistered securities by the Company.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor an affiliate of the Company purchased common shares of the Company in the year ending December 31, 2006, other than through the exercise of options pursuant to the Company’s 1996 Stock Option Plan.

Item 6. Management’s Discussion and Analysis And Plan of Operations

The following discussion of the operating results and financial position of Golden Queen Mining Co. Ltd. (the “Company”) is dated March 31, 2007 and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2006 and the notes thereto.

The Company’s financial statements have been prepared and presented in accordance with U.S. GAAP since January 1, 2004. Previously the Company had reported in Canada in accordance with Canadian GAAP and in the United States in accordance with U.S. GAAP. The change to U.S. GAAP has not resulted in any material differences in the presentation of the financial statements of the Company for the year ended December 31, 2006. All amounts herein are in U.S.$ unless otherwise noted.

The Soledad Mountain Project

The Company is proposing to develop a gold-silver, open pit, heap leach operation on its Soledad Mountain property, located just outside the town of Mojave in Kern County in southern California. Every element of the Soledad Mountain Project (the “Project”) has been rethought and reengineered in the past three years in an effort to find sound technical and cost-effective solutions that would see the Project to proceed with a robust internal rate of return or IRR. This phase of the technical work was completed toward the end of 2006.

Results of Operations

The Company had no revenue from operations and the Project remained on hold in 2006 pending completion of an independent feasibility study and the receipt of outstanding approvals and permits for the Project.

The Company initiated a detailed review of the Project in mid-2002 to identify new approaches that would reduce both the capital cost to the start of production and future operating costs to ensure a viable mining operation at foreseeable gold and silver prices. The review has been supported and complimented by a substantial amount of work done by independent engineers and contractors. This phase of the technical work was completed toward the end of 2006.

The Company incurred general and administrative expenses of $4,119,828 for the year ended December 31, 2006, as compared to $1,018,343 for the year ended December 31, 2005. These costs were higher in 2006 due to non-cash charges of $814,810 (2005 - $48,592) for stock-based compensation and $889,117 (2005 - $nil) of financing charges relating to the modification of warrant terms. The write-off of mineral property acquisition cost in the amount of $875,000 (2005 - $nil) was also charged to general and administrative costs. In addition the Company accelerated spending required to complete the Report of Waste Discharge, which was submitted to the Regional Water Quality Control Board on March 8, 2007 and detailed studies done to support this submission.

The following list includes the more significant cash costs that were incurred in 2006:

a.	The annual maintenance fee paid in lieu of assessment work for the unpatented mining claims and mill sites held by the Company was $19,950 for 2006/2007.
b.	Insurance premiums were $29,776 for 2006/2007 and this was only a marginal increase from the insurance premiums for 2005/2006.
c.

Legal fees of $323,550 were incurred in 2006 and this was an increase of $251,677 from 2005. The Company attended five hearings with the California State Mining and Geology Board in 2006 in an effort to resolve a permitting issue and this involved substantial legal support.

d.	Approximately $1,064,048 (2005 – $458,609) was charged by consulting engineers for further detailed technical work related to approvals and permits for the Project during the year.
e.	A payment of $66,150 was made to the California State Water Resources Control Board for annual fees due but not paid for three periods 2003-2004, 2004-2005 and 2005-2006.
f.

The Company concluded the purchase of shares in a private California corporation, the Karma-Wegmann Corporation, to acquire six key patented and six unpatented mining claims, for $875,000 in June 2006.

g.	A meteorological station was constructed on site at a total cost of $105,899 in August 2006.

h.

The interest expense of $62,255 (2005 - $50,069) was higher by $12,186. Interest costs were incurred on the balance owing on a promissory note. The monthly payment on the note is $9,275 and this includes interest charged at prime rate plus 2%.

Interest income of $188,581 (2005 – $20,025) was higher by $168,556 as there was more cash on deposit during the year. The Company raised a total of approximately $7,627,000 net of a finders’ fee in 2006 as per the detail provided under the heading Liquidity and Capital Resources below.

The following is a summary of operating results since work on the Project was accelerated in 2002:

	Year Ended Dec. 31, 2006	Year Ended Dec. 31, 2005	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2003	Year Ended Dec. 31, 2002	Cumulative From Inception
	$	$	$	$	$	$
General and administrative expenses Asset impairment loss Adjustment to asset retirement obligation Miscellaneous items Sub-total Interest expense Interest income Net loss	-4,119,828 -875,000 -30,590 -10,944 -5,036,362 -62,255 188,581 -4,910,036	-1,018,343 -682,687 262,265 -7,515 -1,446,280 -50,069 20,025 -1,476,324	-1,163,069 -345,766 0 0 -1,508,835 -294,677 31,262 -1,772,250	-493,657 0 0 0 -493,657 -250,904 45 -744,516	-287,665 0 0 0 -287,665 -60,192 254 -347,603	-12,756,259 -30,451,635 231,675 -159,083 -43,134,712 -913,098 1,321,586 -42,726,224

The following list includes non-cash items that contributed to the net loss in 2006:

a.	A finance charge of $889,117 relates to the accounting treatment of the warrant term modification;
b.	The Company recognized an $814,810 expense related to director stock-based compensation and
c.	The Company recorded an asset impairment loss of $875,000 on mineral properties as the independent feasibility for the Project had not as yet been completed.

The Company incurred a net loss of $4,910,036 (or $0.07 per share) for the year ended December 31, 2006, as compared to a net loss of $1,476,324 (or $0.02 per share) for the year ended December 31, 2005.

The results of operations can vary from year to year depending upon the nature, timing and cost of activities undertaken during the year and whether or not the Company incurs gains or losses on foreign exchange, grants stock options or writes down the value of its property.

Summary Of Quarterly Results

Results for the eight most recent quarters are set out in the table below.

Results for the quarter ending on:	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	March 31, 2006
Item	$	$	$	$
Revenue Net loss for the quarter Net loss per share	Nil 3,081,401 0.04	Nil 428,719 0.01	Nil 1,292,137 0.02	Nil 107,779 0.00
	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005
Item	$	$	$	$
Revenue Net loss for the quarter Net loss per share	Nil 669,852 0.01	Nil 207,580 0.01	Nil 365,127 0.01	Nil 233,765 0.00

The results of operations can vary from quarter to quarter depending upon the nature, timing and cost of activities undertaken during the quarter.

Reclamation Financial Assurance And Asset Retirement Obligations

The company provided reclamation financial assurance in the form of an Irrevocable Standby Letter Of Credit backed by a Certificate Of Deposit with Union Bank of California in the amount of $245,337 on November 21, 2006 and this is the current estimate for reclamation of historical disturbances on the property. The reclamation financial assurance increased by $62,234 from the amount of $183,103 provided in 2005.

The asset retirement obligation accrual is estimated at $132,550 and this is shown as a liability on the consolidated balance sheet. The actual obligation could differ materially from these estimates.

Long-term Debt

The Company purchased 29.18 acres real property from Southwestern Refining Corporation in 1996. The purchase price was $950,000 of which $100,000 was paid in cash and $850,000 was secured by a promissory note with a term of 180 months. The note was payable in monthly instalments of $9,275. Interest on the outstanding balance was charged at prime rate plus 2%. A balloon payment of the principal amount owing, if any, and accrued but unpaid interest, if any, was due on September 1, 2011. The principal amount owing has been recorded as long-term on the balance sheet as per the detail provided in the table below:

	Dec. 31, 2006	Dec. 31, 2005
Note payable to Southwestern Refining Corporation	$700,725	$612,187
Current maturities	700,725	63,147
Long-term debt less current maturities	-	$549,040

Subsequent to the year ended December 31, 2006, the Company reached an agreement with Southwestern Refining Corporation to retire the long-term debt with a final payment of $700,725 as per the detail provided under the heading Subsequent Event below. The long-term debt was therefore reclassified as current maturity of long-term debt on the balance sheet.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Transactions With Related Parties

Mr. H.L. Klingmann, the president of the Company, was paid management fees of $111,116 and Mr. C. Shynkaryk, a director of the Company, was paid $21,597 for consulting services during the year ended December 31, 2006.

In May 2006, Landon Clay, a significant shareholder of the Company, converted a promissory note for $150,000 to shares at $0.23 per share and received 652,174 shares. The promissory note, which was issued in July 2003, was convertible into units at $0.23 per unit. Each unit consisted of one share and one non-transferable share purchase warrant entitling the holder to purchase one additional share at an exercise price of $0.32, exercisable for two years. The promissory note bore interest of 6.5% per annum and this was waived on conversion. The right to acquire 652,174 warrants had also expired and therefore no warrants were issued. Mr. Clay was subsequently appointed a director of the Company.

There were no other related party transactions during the year ended December 31, 2006.

Fair Value of Financial Instruments

The carrying amount reported in the balance sheets for cash and cash equivalents, receivables, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the reclamation bond and the long-term debt approximate carrying value because the stated interest rates reflect recent market conditions or because the rates are variable in nature. It is not practical to determine a fair value for the convertible notes.

Liquidity and Capital Resources

The Company held $5,513,580 (2005 - $749,825) in cash and cash equivalents on December 31, 2006. The actual cash used to fund operating activities was $2,149,652 in 2006 as compared to $904,980 in 2005.

The Company closed a private placement with one independent investor for an aggregate of 7,200,000 units at C$0.50 per unit for gross proceeds of approximately $3,100,000 (C$3,600,000) on January 31, 2006. The Company paid a finders’ fee of 2.0 % or U.S.$62,888 (C$72,000).

Two shareholders exercised a total of 978,260 warrants at $0.32 per share for proceeds of $313,043 (C$352,174) in April 2006. The warrants were issued when the two shareholders converted a promissory note to shares on June 30, 2004 with an expiry date of July 1, 2006.

Ten shareholders exercised a total of 8,000,000 warrants at $0.60 per share for proceeds of approximately $4,346,130 (C$4,800,000) before the warrant expiry date on June 1, 2006.

A director exercised a total of 100,000 options at C$0.35 per share for proceeds of $30,853 in July 2006.

The following warrants are currently outstanding pursuant to the most recent private placement:

	No. of Warrants	Exercise Price	Expiry Date
Private placement of January 2006	7,200,000	C$0.60/share	Jan. 26, 2008

These outstanding warrants and directors’ stock options represent an important, potential source of cash for the Company.

Management plans to control costs and it is not expected that additional cash will be required (prior to securing production financing) beyond cash currently on hand to complete the independent feasibility study for the Project, for ongoing work on site and for general corporate purposes to the end of 2007.

Continued losses from operations in the future, will require that the Company raise additional funds by equity or debt financing, failing which it will not be able to continue operations. Further, the Company will need significant additional financing to develop the Project into an operating mine once the feasibility study has been completed and a production decision has been made and estimates that this could range as high as $60million in addition to the working capital required.

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

The Company had Canadian and US deferred tax assets of approximately $9,355,000 at December 31, 2006. The Company has provided a 100 % valuation allowance for these deferred tax assets as management cannot determine that it is more likely than not that the Company will receive the benefit of the asset.

Some of the conditions noted above raise substantial doubt about the ability of the Company to continue as a going concern and our auditors provide further comments in their audit report on the Company’s financial statements. The ability of the Company to obtain financing for its ongoing activities and thus maintain solvency beyond 2007, will depend upon gold and silver prices and equity market conditions for junior resource companies, the willingness of other parties to lend the Company money or the ability to find a joint venture partner. While the Company has successfully obtained financing in the past, there can be no assurance that future efforts will be successful.

Outstanding Share Data

The number of shares issued and outstanding and the fully diluted share position are set out in the table below.

Item	No. of Shares	Exercise Price	Expiry Date
Shares issued and outstanding on Dec. 31, 2005
Shares issued on January 31, 2006
Shares issued on exercise of warrants
Shares issued on conversion of note
Shares issued on exercise of warrants
Shares issued on conversion of stock options	61,190,449 7,200,000 978,260 652,174 8,000,000 100,000	Not Applicable Not Applicable U.S.$0.32 U.S.$0.23 C$0.60 C$0.35 & C$0.50	Not Applicable Not Applicable Not Applicable Not Applicable Not Applicable Not Applicable
Shares issued and outstanding on Dec. 31, 2006	78,120,883	Not Applicable	Not Applicable
Shares issued on conversion of stock options
Director and employee stock options
Warrants issued pursuant to private placement
Shares to be issued as a finders fee
Bonus shares to be issued to H.L. Klingmann	100,000 2,490,000 7,200,000 100,000 300,000	C$0.35 & C$0.50 C$0.35 to C$0.77 C$0.60 Not Applicable None	Not Applicable 9/05/07 to 1/02/10 26/01/08 Not Applicable None
Fully diluted on March 31, 2007	88,310,880

The number of shares issued and outstanding was 78,120,883 on December 31, 2006, 61,190,449 on December 31, 2005, 61,080,449 on December 31, 2004 and 51,902,189 on December 31, 2003. As at March 31, 2007 the company had 78,220,880 shares issued and outstanding.

The Company’s authorized share capital is 100,000,000 common shares with no par value.

Outlook

The Company engaged SRK Consulting (U.S.), Inc., Lakewood, Colorado in 2005 to prepare a National Instrument 43-101 Technical Report to validate and confirm the mineral resource estimates and this Technical Report was released on March 6, 2006. The mineral resources confirmed in the Technical Report are estimated to contain 2,162,000 oz of gold and 37,628,000 oz of silver in the Measured and Indicated categories and a further 511,000 oz gold and 11,154,000 oz silver in the Inferred category, both calculated with a gold-equivalent cut-off grade of 0.274g/t (0.008oz/ton) .

The Company engaged Norwest Corporation, Vancouver in January 2007 to prepare a further National Instrument 43-101 Technical Report as part of an independent feasibility study to assess the presence of mineral reserves based upon the technical work that had been completed to the end of 2006. The Technical Report is to be completed in April 2007.

The Company and its consulting engineers prepared and submitted a revised Report of Waste Discharge to the Lahontan Regional Water Quality Control Board on March 8, 2007. The revised Report of Waste Discharge was prepared at the request of the Regional Board to document improvements in the layout and design of the heap leach facility plus other changes proposed for the Project. The Regional Board is currently assessing the Company’s submission.

The Company and its consulting engineers prepared a life-of-mine waste rock management plan in 2006 and this plan incorporates backfilling of mined-out phases of the open pit. The waste rock management plan plus other changes proposed for the Project will require a formal modification of the Conditional Use Permits for the Project and this process will be initiated once the Company submits a formal request to Kern County in the first week of April 2007.

Note that all key submissions required for an amended set of approvals and permits for the Project will have been made to the regulatory authorities at that time.

The Company plans to put the Project into production as an open pit heap leach operation and to construct facilities to process ore at a rate of 5.7million t (6.3million ton) per year for an initial life of mine of 7.1 years.

If a feasibility study is completed for the Project and a production decision is made, the Company will need significant additional financing to develop the Project into an operating mine and estimates that this could range as high as $60million plus working capital. The Company believes that financing for the Project can be secured if gold and silver prices remain at or above $450.00/oz and $7.50/oz respectively. Gold and silver prices averaged $604.43/oz and $11.57/oz in 2006 and prices have traded in a relatively narrow range around $660.00/oz and $13.00/oz in March 2007 respectively.

It is not expected that the Company will hedge any of its gold or silver production.

Aggregate

It is expected that an aggregate business can be developed on the Property once the heap leach operation is in full production. The source of raw materials would be the finely crushed and rinsed residue from the heap leach operation and rock from the waste rock dumps. The waste rock can be classified into a range of products such as riprap, crushed stone and gravel. Test work to confirm the suitability of these materials for use as aggregate was done in 1998 and 1999. The Company has received an expression of interest from an aggregate producer with experience in southern California markets and this is being actively pursued.

Wind Power

A large number of wind turbines are located in an area between Mojave and Bakersfield.

A company based in Mojave has investigated the feasibility of using Soledad Mountain as a base for a commercial installation of wind turbines and has had discussions with the Company. The company expects to place three wind monitoring stations on and around Soledad Mountain in 2007 to obtain information for a detailed feasibility study. Initial indications are that Soledad Mountain would be a very good site and could accommodate 8 to 12 wind turbines without interfering with the mining operation. The Company is now actively pursuing this as a supplemental source of power for the Project although it would still be necessary for the local utility to provide power during periods when there is little or no wind.

Subsequent Event

Subsequent to the year ended December 31, 2006, the Company reached an agreement with Southwestern Refining Corporation, a landowner, and made a total payment of $700,725 to retire the long-term debt in full and final settlement of the outstanding obligation.

Disclosure Controls And Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures. Based upon the results of that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective and provide reasonable assurance that material information related to the Company and its subsidiary is recorded, processed and reported in a timely manner.

Internal Controls Over Financial Reporting

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized and identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with generally accepted account principles, unauthorized receipts and expenditures, or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of the Company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given the Company’s small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing cheques and requests for wire transfers and also require two signatures on significant payments. As of December 31, 2006 the Company’s Chief Executive Officer and Chief Financial Officer conclude that the Company’s system of internal controls is adequate and comparable to those of issuers of a similar size and nature.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Summary of Accounting Policies

The more significant accounting policies that are important to the portrayal of our current financial conditions and results of operations relate to mineral properties and exploration and development expenditures. Other accounting policies are disclosed in the Consolidated Financial Statements.

Mineral Properties

Mineral properties includes the cost of advance minimum royalty payments, the cost of capitalized property leases, payments in shares, and the cost of property acquired either by cash payment or the issuance of term debt. Expenditures for exploration on specific properties with no proven reserves are written off as incurred. Mineral property costs will be amortized against future revenues or charged to operations at the time the related property is determined to have an impaired value.

Carrying Value Of Mineral Interests

The cost of acquiring mineral property interests is capitalized. Capitalized acquisition costs are expensed in the period in which it is determined that the mineral property has no future economic value. Capitalized amounts may also be written down if future cash flows, including potential sales proceeds related to the property are estimated to be less than the carrying value of the property. The Company reviews the carrying value of mineral property interests periodically, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable, reductions in the carrying value of each property would be recorded to the extent the carrying value of the investment exceeds the property’s estimated fair value.

Exploration And Development Expenditures

Exploration and development expenditures are expensed as incurred. Once a mineral reserve has been established, all development costs will be capitalized and charged to operations on a unit-of-production method based on estimated recoverable reserves.

Valuation Of Long-lived Assets

Statement of Financial Accounting Standards ("SFAS") No. 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated undiscounted future cash flows attributable to such assets. It requires that those long-lived assets to be disposed of by sale are to be measured at the lower of carrying amount or fair value less cost of sale whether reported in continuing operations or in discontinued operations. In accordance with the provisions of SFAS No. 144, management of the Company reviews the carrying value of its mineral properties on a regular basis. Estimated undiscounted future cash flow from the mineral properties is compared with the current carrying value in order to determine if impairment exists. Reductions to the carrying value, if necessary, are recorded to the extent the net book value of the property exceeds the estimate of future discounted cash flow or liquidation value.

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

Change In Accounting Policies

Stock Option Compensation

Beginning on January 1, 2006, the Company adopted the recommendations of the Statements of Financial Accounting Standards No. 123R, “Accounting for Stock-based Compensation” (“SFAS 123R”), and has applied the recommendations of the standard using the modified prospective method. Under this application, the Company is required to record compensation expense, based on the fair value of the awards, for all awards granted after the date of the adoption and for the unvested portion of previously granted awards that remain outstanding as at the date of adoption.

SEC Staff Accounting Bulletin No. 108

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the fiscal year ending after November 15, 2006. The implementation of SAB 108 did not have a significant impact upon the Company’s consolidated financial statements.

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

In connection with this annual report, management carried out an evaluation, under the supervision and with the participation of the President and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the President and principal accounting officer concluded that the Company’s disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB as at December 31, 2006.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Item 8B. Other Information

None.

PART III

Information with respect to Items 9 through 12 and Item 14 is set forth in the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2007 and is incorporated herein by reference. If the definitive Proxy Statement cannot be filed on or before April 30, 2007, the issuer will instead file an amendment to this Form 10-KSB disclosing the information with respect to Items 9 through 12 and Item 14.

Item 13. Exhibits

(a) Exhibits

Exhibit	Description of Exhibit	Manner of Filing
No.
3.1	Certificate of Incorporation, Articles of Incorporation, Memorandum, and all current amendments thereto of the registrant under the Company Act of British Columbia, as amended.	Incorporated by reference to Exhibit 3.1 to the Form 10- SB of the Company, filed with the SEC on November 21, 1996 and amendments thereto (the “Form 10-SB”)

10.1	Lease dated October 20, 1994 between the Subsidiary and William J. Warner with respect to certain property within the project area.	Incorporated by reference to Exhibit 10.5 to the Form 10- SB

10.2	Lease dated September 19, 1994 between the Subsidiary and Western Centennials, Inc., with respect to certain property within the project area.	Incorporated by reference to Exhibit 10.6 to the Form 10- SB

10.3	Purchase agreement dated March 29, 1996 between the Subsidiary and the Meehl Family Trust and others with respect to the acquisition by the Subsidiary of certain property within the project area.	Incorporated by reference to Exhibit 10.10 to the Form 10- SB

10.4	1996 Stock option plan of the registrant, as amended.	Incorporated by reference to Exhibit 10.13 to the Form 10- SB

10.5

Amendment dated August 10, 2001 to Stock option purchase agreement dated April 1, 1995 between the Subsidiary and Grace W. Meehl, Madge W. Wolff, Stephen G. Wegmann, Michael L. Wegmann, John G. Hodgson, Virginia L. Sigl, Patrick L. Wolff and George P. Wolff with respect to the acquisition by the Subsidiary of an option to purchase all of the outstanding shares of KWC.

Incorporated by reference to Exhibit 10.7 to the Form 10- KSB of the Company, filed with the SEC on April 3, 2006 and amendments thereto (the “Form 10-kSB”)

10.6

Guarantee Agreement dated August 10, 2001 between the Company and Grace W. Meehl, Madge W. Wolff, Stephen G. Wegmann, Michael L. Wegmann, John G. Hodgson, Virginia L. Sigl, Patrick L. Wolff and George P. Wolff with respect to the acquisition by the Subsidiary of an option to purchase all of the outstanding shares of KWC.

Incorporated by reference to Exhibit 10.8 to the Form 10- KSB

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

Date: March 31, 2007

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ H. Lutz Klingmann	President, Chief Executive Officer and Director	March 31, 2007
H. Lutz Klingmann

/s/ Edward Thompson	Chairman of the Board and Director	March 31, 2007
Edward Thompson

/s/ Chester Shynkaryk	Secretary and Director	March 31, 2007
Chester Shynkaryk

/s/ Gordon Gutrath	Director	March 31, 2007
Gordon Gutrath

/s/ Landon Clay	Director	March 31, 2007
Landon Clay

Report of Independent Registered Public Accounting Firm

To the Shareholders of
Golden Queen Mining Co. Ltd.
(an exploration stage company)
Vancouver, B.C.

We have audited the accompanying consolidated balance sheets of Golden Queen Mining Co. Ltd. (an exploration stage company), as of December 31, 2006 and 2005, and the consolidated statements of loss, changes in shareholders’ equity, (capital deficit) and cash flows for the years then ended. We have also audited the statements of loss, changes in shareholders’ equity (capital deficit), and cash flows for the period from inception (November 21, 1985) through December 31, 2006, except that we did not audit these financial statements for the period from inception (November 21, 1985) through May 31, 1996; those statements were audited by other auditors whose report dated July 12, 1996, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. Our opinion, insofar as it relates to the amounts for the period from inception (November 21, 1985) through May 31, 1996, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Golden Queen Mining Co. Ltd., as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and for the period from inception (November 21, 1985) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has had no revenues since inception and has been unable to obtain the necessary financing to complete current exploration activities or exit the exploration stage. Also, the Company has a $43,414,325 deficit accumulated during the exploration stage as of December 31, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chartered Accountants
Vancouver, Canada
March 12, 2007, except as to Note 14 which is dated March 29, 2007

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Balance Sheets
(U.S. dollars)

	December 31,	December 31,
	2006	2005
Assets (Note 1)

Current assets:
Cash and cash equivalents	$5,513,580	$749,825
Receivables	32,238	25,543
Prepaid expenses and other current assets	20,168	20,846

Total current assets	5,565,986	796,214

Property and equipment, net (Note 2)	224,204	230,355
Reclamation bond (Note 3)	245,337	182,453

	$6,035,527	$1,209,022

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$208,251	$68,717
Royalty and mining rights payable	179,983	197,484
Accrued liabilities	50,000	72,161
Current maturities of long-term debt (Note 6 and 14)	700,725	63,147
Convertible notes (Note 7)	-	150,000

Total current liabilities	1,138,959	551,509

Long-term debt, less current maturities (Note 6 and 14)	-	549,040
Asset retirement obligations (Note 9)	132,550	91,016

Total liabilities	1,271,509	1,191,565

Commitments and contingencies (Notes 4 and 10)

Shareholders’ equity:
Preferred shares, no par, 3,000,000 shares
authorized; no shares outstanding	-	-
Common shares, no par, 100,000,000 shares
authorized; 78,120,883 (2005 – 61,190,449) shares
issued and outstanding (Note 8)	44,341,226	37,886,484
Additional paid-in capital	3,837,117	572,374
Deficit accumulated during the exploration stage	(43,414,325)	(38,441,401)

Total shareholders’ equity	4,764,018	17,457

	$6,035,527	$1,209,022

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Loss
(U.S. dollars)

			Cumulative
			Amounts From
			Date of Inception
			(November 21,
	Year Ended	Year Ended	1985) through
	December 31,	December 31,	December 31,
	2006	2005	2006

General and administrative expense	$(4,119,828)	$(1,018,343)	$(12,756,259)
Asset impairment loss (Notes 3 and 4)	(875,000)	(682,687)	(30,451,045)
Adjustment to asset retirement obligation
on changes in cash flow estimates (Note 9)	(30,590)	262,265	231,675
Accretion expense (Note 9)	(10,944)	(7,515)	(18,459)
Gain on settlement of debt	-	-	136,627
Abandoned mineral interests	-	-	(277,251)
	(5,036,362)	(1,446,280)	(43,134,712)

Interest expense	(62,255)	(50,069)	(913,098)
Interest income	188,581	20,025	1,321,586
Net loss	$(4,910,036)	$(1,476,324)	$(42,726,224)

Net loss per share – basic and diluted	$(0.07)	$(0.02)
Weighted average common shares
outstanding	73,658,571	60,846,130

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficit)
(U.S. dollars)

					Deficit	Total
				Additional	Accumulated	Shareholders’
From the Date of Inception (November	Common		Stock	Paid-in	During the	Equity (Capital
21, 1985) through December 31, 2006	Shares	Amount	Subscription	Capital	Exploration Stage	Deficit)

November 21, 1985
Issuance of common shares for cash	1,425,001	$141,313	$-	$-	$-	$141,313
Net loss for the year	-	-	-	-	(15,032)	(15,032)

Balance, May 31, 1986	1,425,001	141,313	-	-	(15,032)	126,281

Issuance of common shares for cash	550,000	256,971	-	-	-	256,971
Issuance of common shares for mineral
property	25,000	13,742	-	-	-	13,742
Net loss for the year	-	-	-	-	(58,907)	(58,907)

Balance, May 31, 1987	2,000,001	412,026	-	-	(73,939)	338,087

Issuance of common shares for cash	1,858,748	1,753,413	-	-	-	1,753,413
Net income for the year	-	-	-	-	38,739	38,739

Balance, May 31, 1988	3,858,749	2,165,439	-		(35,200)	2,130,239

Issuance of common shares for cash	1,328,750	1,814,133	-	-	-	1,814,133
Issuance of common shares for mineral
property	100,000	227,819	-	-	-	227,819
Net loss for the year	-	-	-	-	(202,160)	(202,160)

Balance, May 31, 1989	5,287,499	4,207,391	-	-	(237,360)	3,970,031

Issuance of common shares for cash	1,769,767	2,771,815	-	-	-	2,771,815
Issuance of common shares for mineral
property	8,875	14,855	-	-	-	14,855
Net loss for the year	-	-	-	-	(115,966)	(115,966)

Balance, May 31, 1990	7,066,141	6,994,061	-	-	(353,326)	6,640,735

Net income for the year	-	-	-	-	28,706	28,706

Balance, May 31, 1991	7,066,141	6,994,061	-	-	(324,620)	6,669,441

Net loss for the year	-	-	-	-	(157,931)	(157,931)

Balance, May 31, 1992	7,066,141	6,994,061	-	-	(482,551)	6,511,510

Net loss for the year	-	-	-	-	(285,391)	(285,391)

Balance, May 31, 1993	7,066,141	6,994,061	-	-	(767,942)	6,226,119

Issuance of common shares for cash	5,834,491	1,536,260	-	-	-	1,536,260
Share issuance costs	-	-	-	-	(18,160)	(18,160)
Issuance of common shares for mineral
property	128,493	23,795	-	-	-	23,795
Net loss for the year	-	-	-	-	(158,193)	(158,193)

Balance, May 31, 1994	13,029,125	8,554,116	-	-	(944,295)	7,609,821

Issuance of common shares for cash	648,900	182,866	-	-	-	182,866
Net loss for the year	-	-	-	-	(219,576)	(219,576)

Balance, May 31, 1995	13,678,025	8,736,982	-	-	(1,163,871)	7,573,111

Issuance of common shares for cash	2,349,160	2,023,268	-	-	-	2,023,268
Issuance of common shares for debt	506,215	662,282	-	-	-	662,282
Issuance of 5,500,000 special warrants	-	9,453,437	-	-	-	9,453,437
Special warrants issuance costs	-	-	-	-	(100,726)	(100,726)
Net loss for the year	-	-	-	-	(426,380)	(426,380)

Balance, May 31, 1996	16,533,400	$20,875,969	$-	$-	$(1,690,977)	$19,184,992

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficit)
(U.S. dollars)

					Deficit	Total
					Accumulated	Shareholders’
From the Date of Inception (November	Common		Stock	Additional	During the	Equity (Capital
21, 1985) through December 31, 2006	Shares	Amount	Subscription	Paid-in Capital	Exploration Stage	Deficit)

Balance, carried forward from previous
page	16,533,400	$20,875,969	$-	$-	$(1,690,977)	$19,184,992

Issuance of common shares for cash	18,000	10,060	-	-	-	10,060
Issuance of common shares for special
warrants	5,500,000	-	-	-	-	-
Special warrants issuance costs	-	-	-	-	(123,806)	(123,806)
Net loss for the period	-	-	-	-	(348,948)	(348,948)

Balance, December 31, 1996	22,051,400	20,886,029	-	-	(2,163,731)	18,722,298
Issuance of common shares for cash	157,000	157,050	-	-	-	157,050
Issuance of 3,500,000 special warrants	-	5,287,315	-	-	-	5,287,315
Issuance of common shares for special
warrants	3,500,000	-	-	-	-	-
Options to non-employee directors	-	-	-	70,200	-	70,200
Special warrants issuance costs	-	-	-	-	(163,313)	(163,313)
Net loss for the year	-	-	-	-	(1,047,869)	(1,047,869)

Balance, December 31, 1997	25,708,400	26,330,394	-	70,200	(3,374,913)	23,025,681
Issuance of common shares upon
exercise of warrants	1,834,300	857,283	-	-	-	857,283
Issuance of common shares through
conversion of debt	2,017,941	1,000,000	-	-	-	1,000,000
Share issuance costs	-	-	-	-	(6,060)	(6,060)
Issuance of common shares for cash	5,236,000	2,439,753	-	-	-	2,439,753
Options and re-priced options to non-
employee directors	-	-	-	107,444	-	107,444
Net loss for the year	-	-	-	-	(971,595)	(971,595)

Balance, December 31, 1998	34,796,641	30,627,430	-	177,644	(4,352,568)	26,452,506

Issuance of 13,250,000 special warrants	-	3,350,915	-	-	-	3,350,915
Special warrants issuance costs	-		-	-	(166,620)	(166,620)
Issuance of common shares for
special warrants	13,250,000	-	-	-	-	-
Net loss for the year	-	-	-	-	(564,657)	(564,657)
Balance, December 31, 1999	48,046,641	33,978,345	-	177,644	(5,083,845)	29,072,144

Cumulative effect of change in
accounting for stock options	-	-	-	(177,644)	-	(177,644)
Stock subscription	-	-	200,000	-	-	200,000
Net loss for the year	-	-	-	-	(28,708,276)	(28,708,276)
Balance, December 31, 2000	48,046,641	33,978,345	200,000	-	(33,792,121)	386,224

Issuance of common shares through
conversion of debt	406,250	65,000	-	-	-	65,000
Issuance of common shares for
conversion of stock subscription	1,538,462	200,000	(200,000)	-	-	-
Share issuance costs	-	-	-	-	(3,337)	(3,337)
Net loss for the year	-	-	-	-	(262,059)	(262,059)
Balance, December 31, 2001	49,991,353	$34,243,345	$-	$-	$(34,057,517)	$185,828

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficit)
(U.S. dollars)

					Deficit	Total
					Accumulated	Shareholders’
From the Date of Inception (November	Common		Stock	Additional	During the	Equity (Capital
21, 1985) through December 31, 2006	Shares	Amount	Subscription	Paid-in Capital	Exploration Stage	Deficit)

Balance, carried forward from previous
page	49,991,353	$34,243,345	$-	$-	$(34,057,517)	$185,828

Issuance of common shares through
exercise of options	290,000	37,234	-	-	-	37,234
Issuance of common shares through
exercise of warrants	1,520,836	243,334	-	-	-	243,334
Stock option compensation	-	-	-	21,456	-	21,456
Share issuance costs	-	-	-	-	(4,216)	(4,216)
Net loss for the year	-	-	-	-	(347,603)	(347,603)

Balance, December 31, 2002	51,802,189	34,523,913	-	21,456	(34,409,336)	136,033

Issuance of common shares through
exercise of options	100,000	24,379	-	-	-	24,379
Equity component of convertible notes	-	-	-	375,000	-	375,000
Stock option compensation	-	-	-	127,326	-	127,326
Net loss for the year	-	-	-	-	(744,516)	(744,516)
Balance, December 31, 2003	51,902,189	34,548,292	-	523,782	(35,153,852)	(81,778)

Issuance of common shares for cash	8,000,000	3,036,282	-	-	-	3,036,282
Issuance of common shares for
convertible notes	978,260	225,000	-	-	-	225,000
Issuance of common shares through
exercise of options	200,000	55,861	-	-	-	55,861
Share issuance costs	-	-	-	-	(38,975)	(38,975)
Net loss for the year	-	-	-	-	(1,772,250)	(1,772,250)
Balance, December 31, 2004	61,080,449	37,865,435	-	523,782	(36,965,077)	1,424,140

Issuance of common shares through
exercise of options (Note 8)	110,000	21,049	-	-	-	21,049
Stock option compensation	-	-	-	48,592	-	48,592
Net loss for the year	-	-	-	-	(1,476,324)	(1,476,324)
Balance, December 31, 2005	61,190,449	37,886,484	-	572,374	(38,441,401)	17,457

Issuance of common shares through
private placement (Note 8)	7,200,000	1,614,716	-	1,520,899	-	3,135,615
Issuance of common shares through
exercise of options	100,000	30,853	-	-	-	30,853
Issuance of common shares through
exercise of warrants	8,978,260	4,659,173	-	-	-	4,659,173
Issuance of common shares for
convertible notes (Note 7 and 8)	652,174	150,000	-	39,917	-	189,917
Stock option compensation (Note 8)	-	-	-	814,810	-	814,810
Modification of warrants (Note 8)	-	-	-	889,117	-	889,117
Share issuance costs (Note 8)	-	-	-	-	(62,888)	(62,888)
Net loss for the year	-	-	-	-	(4,910,036)	(4,910,036)
Balance, December 31, 2006	78,120,883	$44,341,226	$-	$3,837,117	$(43,414,325)	$4,764,018

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Cash Flows
(U.S. dollars)

			Cumulative Amounts
			From Date of Inception
	Year Ended	Year Ended	(November 21, 1985)
	December 31,	December 31,	through December 31,
	2006	2005	2006
Operating activities
Net loss	$(4,910,036)	$(1,476,324)	$(42,726,224)
Adjustments to reconcile net
loss to cash used in operating
activities:
Asset impairment loss	875,000	682,687	30,451,045
Abandoned mineral interests	-	-	277,251
Amortization and depreciation	6,151	19,927	443,513
Amortization of debt discount	-	-	375,000
Adjustment to asset retirement
obligation based on changes in
cash flow estimates	30,590	(262,265)	(231,675)
Accretion expense	10,944	7,515	18,459
Gain on disposition of
property and equipment	-	-	(10,032)
Stock option compensation
(Note 9)	814,810	48,592	1,012,184
Financing charges related to
modification of warrants term	889,117	-	889,117
Mineral property
expenditures	-	-	(22,395,449)
Changes in assets and liabilities:
Receivables	(6,695)	(5,211)	(32,238)
Prepaid expenses and other
current assets	678	2,969	(107,078)
Accounts payable and accrued
liabilities	157,290	52,130	298,168
Royalty and mining rights
payable	(17,501)	25,000	179,983

Cash used in operating activities	(2,149,652)	(904,980)	(31,557,976)

Investing activities:
Purchase of mineral properties	(875,000)	-	(6,143,409)
Deposits on mineral properties	-	-	(1,017,551)
Release (purchase) of
reclamation bond	(62,884)	389,807	(245,337)
Purchase of property and
equipment	-	-	(1,313,838)
Proceeds from sale of property
and equipment	-	-	47,153

Cash (used in) provided by
investing activities	(937,884)	389,807	(8,672,982)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Cash Flows (Continued)
(U.S. dollars)

			Cumulative Amounts
			From Date of Inception
	Year Ended		(November 21, 1985)
	December 31,	Year Ended	through December 31,
	2006	December 31, 2005	2006

Financing activities:
Borrowing under long-term debt	151,685	-	3,918,187
Payment of long-term debt	(63,147)	(106,407)	(1,405,180)
Proceeds from convertible debt	-	-	440,000
Issuance of common shares for cash	3,135,615	21,049	19,840,656
Share issuance costs	(62,888)	-	(688,101)
Issuance of special warrants	-	-	18,091,667
Issuance of common shares upon
exercise of stock options	30,853	-	30,853
Issuance of common shares upon
exercise of warrants	4,659,173	-	5,516,456

Cash provided by (used in) financing
activities	7,851,291	(85,358)	45,744,538

Net change in cash and cash
equivalents	4,763,755	(600,531)	5,513,580

Cash and cash equivalents,
beginning balance	749,825	1,350,356	-

Cash and cash equivalents,
ending balance	$5,513,580	$749,825	$5,513,580

Supplemental Cash Flows Information (See Note 12)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Summary of Accounting Policies
(U.S. dollars)

Nature of Business. Golden Queen Mining Co. Ltd. (“Golden Queen” or the “Company”) is engaged in acquiring and maintaining gold mining properties for exploration, future development and production. The Company was formed on November 21, 1985. Since its inception, the Company has been in the exploration stage. Planned activities involve bringing to production a precious metals mine located in the Mojave Mining District, Kern County, California.

Principles of Consolidation. These consolidated financial statements include the accounts of Golden Queen, a British Columbia corporation, and its wholly-owned subsidiary, Golden Queen Mining Company, Inc. (the “Subsidiary”), a United States (State of California) corporation and Karma Wegmann Corporation (See Note 4). The underlying value of the Company’s mineral properties is dependent on the existence and economic recovery of mineral reserves, confirmation of the Company’s interest in the underlying mineral claims, the ability to obtain necessary financing to complete the development, and future profitable production or proceeds from the disposition thereof.

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

Property and Equipment. Property and equipment are stated at the lower of cost or net realizable value less accumulated depreciation. Depreciation is provided by the straight-line method over the estimated service lives of the respective assets, which range from 5 to 30 years, as follows:

Buildings	20 years
Furniture and Fixtures	5 years
Equipment	5 years
Automobiles	3 to 5 years
Rental Properties	30 years

Mineral Properties. Mineral properties includes the cost of advance minimum royalty payments, the cost of capitalized property leases, and the cost of property acquired either by cash payment, the issuance of term debt or common shares. Expenditures for exploration on specific properties with no proven reserves are written off as incurred. Mineral property costs will be amortized against future revenues or charged to operations at the time the related property is determined to have an impairment in value.

Carrying Value of Mineral Interests. The cost of acquiring mineral property interests is capitalized. Capitalized acquisition costs are expensed in the period in which it is determined that the mineral property has no future economic value. Capitalized amounts may also be written down if future cash flows, including potential sales proceeds related to the property are estimated to be less than the carrying value of the property. The Company reviews the carrying value of mineral property interests periodically, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable, reductions in the carrying value of each property would be recorded to the extent the carrying value of the investment exceeds the property’s estimated fair value (Note 3).

Exploration and Development Expenditures. Exploration and development expenditures are expensed as incurred. Once a mineral reserve has been established, all future development costs will be capitalized and charged to operations on a unit-of-production method based on estimated recoverable reserves.

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

Foreign Currency Translation. Golden Queen has adopted the United States dollar as its reporting currency for its financial statements prepared after May 21, 1996 as the United States dollar is the currency of the primary economic environment in which Golden Queen and the Subsidiary conduct business and is considered the appropriate functional currency for the Company’s operations. Balances held in Canadian dollars are re-measured into the functional currency in accordance with SFAS No. 52, “Foreign Currency Translation,” (“SFAS 52”). Assets and liabilities in foreign currencies are generally translated into U.S. dollars at the rates ruling at the balance sheet date. Revenues and expenses are translated at average rates for the year. Where amounts denominated in a foreign currency are converted into dollars by remittance or repayment, the realized exchange differences are included in other income. The exchange rates prevailing at December 31, 2006 and December 31, 2005 were $1.166 stated in Canadian dollars per one U.S. dollar. The average rates of exchange during the years ended December 31, 2006 and December 31, 2005 were $1.13 and $1.21 respectively.

Net Loss Per Share. The Company computes and discloses earnings and loss per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”), which requires dual presentation of basic earnings per share and diluted earnings per share on the face of all income statements presented for all entities with complex capital structures. Basic earnings per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debt. Since the Company’s convertible debt, stock options and warrants are antidilutive for all periods presented, there is no difference between basic and diluted earnings per share is presented. A total of 9,790,000 and 9,692,175 common shares were issuable pursuant to such stock options, warrants, and convertible debt at December 31, 2006 and 2005, respectively.

Asset Retirement Obligations. The Company follows the requirements of SFAS No. 143, “Accounting for Asset Retirement Obligations” The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The obligation is measured initially at fair value using present value methodology, and the resulting costs capitalized into the carrying amount of the related asset. In subsequent periods, the liability will be adjusted for any changes in the amount or timing of the underlying future cash flows. Capitalized asset retirement costs are depreciated on the same basis as the related asset and the discount accretion of the liability is included in determining the results of operations.

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made by management in several areas including the recoverability of mineral properties, reclamation reserves and valuation of stock options. Actual results could differ from those estimates.

Fair Value of Financial Instruments. The carrying amount reported in the balance sheets for cash and cash equivalents, receivables, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the reclamation bond and the long-term debt approximate carrying value because the stated interest rates reflect recent market conditions or because the rates are variable in nature. The fair value of the convertible notes was not practical to determine.

GOLDEN QUEEN MINING CO. LTD
(an exploration stage company)
Summary of Accounting Policies
(U.S. dollars)

Change in Accounting Policies - Stock Option Compensation

Beginning January 1, 2006, the Company adopted the recommendations of the Statements of Financial Accounting Standards No. 123R, “Accounting for Stock-based Compensation” (“SFAS 123R”), and has applied the recommendations of this standard using the modified prospective method. Under this application, the Company is required to record compensation expense, based on the fair value of the awards, for all awards granted after the date of the adoption and for the unvested portion of previously granted awards that remain outstanding as at the date of adoption.

The adoption of SFAS No.123R had a significant impact on the Consolidated Statement of Loss, although it had no material impact on the Company’s overall financial position. During the fiscal year ended December 31, 2006, the Company recognized $814,810 expense related to stock-based compensation.

Prior to the adoption of SFAS No.123R, the Company accounted for stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and applied the disclosure provisions of Statement No. 123 “Accounting for Stock-based Compensation”

Under APB No.25, compensation expense is only recorded to the extent that the exercise price is less than the market value of the underlying stock on the measurement date, which is usually the date of grant. Any stock-based compensation for employees was recognized on a straight-line basis over the vesting period of the individual options.

For the year ended December 31, 2005, the Company recorded $48,592 as stock-based compensation expense on the excess options granted to directors. The Company did not record other compensation expense on the granting of stock options to employees or directors prior to January 1, 2006 as none of the options granted to employees during that time had an exercise price less than the market value of the underlying common stock on the grant date. In accordance with SFAS No. 148, “ Accounting for Stock-Based Compensation – Transition and disclosure” the following table illustrates the effect on net loss and net loss per share as if the Company had applied fair value provisions of SFAS 123 on all options prior to January 1, 2006:

For the year ended
December 31, 2005

Net loss, as reported	$(1,476,324)
Deduct: Total stock-based employee compensation expense
determined under fair-value based method	(242,958)

Pro-forma net loss	$(1,719,282)
Loss per share:
Basic and diluted – as reported	$(0.02)
Basic and diluted – pro-forma	$(0.03)

The fair value of the share purchase options of 1,200,000 granted during 2005 was determined using the Black-Scholes option pricing with the following weighted average assumptions:

Risk-free interest rate	3.95%
Expected volatility	130%
Expected life of option	5 years
Dividend yield	0%

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(U.S. dollars)

Stock Option Plan Under the amended 1996 stock option plan, the Company may grant options to purchase up to 3,300,000 shares of common stock to officers, directors and employees. The exercise price for all stock options is the closing price of the Company’s common shares in Canadian dollars as traded on the Toronto Stock Exchange on the date of grant. Options issued to directors vest immediately. For all other options, the right to exercise vests over a two year period in equal increments on the date of grant and on each of the first two anniversaries of such date. All stock options granted and outstanding as at December 31, 2006 expire at a date determined by the Company’s Board of Directors, not exceeding five years from the date of grant, or after 39 months from the date of grant if not specified.

New Accounting Pronouncements SFAS 159 — On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is currently evaluating the impact SFAS 159 will have on the Company’s consolidated balance sheets and statements of loss.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140.” Among other things, the SFAS No. 155 permits the election of fair value measurement for certain hybrid financial instruments that would otherwise require bifurcation under Statement 133, “Accounting for Derivative Instruments and Hedging Activities” These hybrid financial instruments would include both assets and liabilities. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact of the provisions of SFAS No. 155.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the provisions of SFAS 157.

In June 2006, FASB issued interpretation No. 48, “ Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FAS No. 109)” (“Fin 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(U.S. dollars)

The Company is currently evaluating the impact FIN 48 will have on the Company’s consolidated balance sheet and statement of operations.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal year ending after November 15, 2006. The implementation of SAB 108 did not have a significant impact upon the Company’s consolidated financial statements.

1. Financial Condition and Ability to Continue as a Going-Concern

The Company has had no revenues from operations since inception, and has a deficit of $43,414,325 accumulated during the exploration stage.

The Company is continuing with negotiations to secure the necessary financing to complete current development activities to exit the exploration stage. Management plans to control current costs and does not anticipate requiring additional financing to fund Company activities over the next 12 months. In addition, management plans to secure equity and/or debt or joint venture financing to fund construction of the operating facility on its Soledad Mountain Property (the “Property”) in the Mojave Mining District, Kern County, California once the feasibility study has been completed and a production decision has been made.

The ability of the Company to obtain financing for its ongoing activities beyond the end of 2007 and thus maintain solvency or to fund construction of the operating facility on the Property, is dependent on equity market conditions, the market for precious metals, the willingness of other parties to lend the Company money or the ability to find a joint venture partner. While the Company has been successful at certain of these efforts in the past, there can be no assurance that current efforts will be successful. This raises substantial doubt about the Company’s ability to continue as a going-concern.

These financial statements do not reflect the outcome of these uncertainties.

2. Property and Equipment

Property and equipment consists of:

	December 31, 2006	December 31, 2005
Buildings	$26,360	$26,360
Furniture and fixtures	56,090	56,090
Automobiles	21,401	21,401
Rental properties	313,635	313,635
Property and equipment, cost	417,486	417,486
Less accumulated depreciation	(193,282)	(187,131)
Property and equipment, net	$224,204	$230,355

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(U.S. dollars)

3. Mineral Properties

The Company formerly capitalized amounts which were paid to acquire property rights and for professional services rendered in the exploration, drilling, sampling, engineering and other related technical, managerial and professional services toward the evaluation and development of its mineral properties (“Property”). The Company’s investment in mineral properties consisted of the following:

	December 31, 2006	December 31, 2005
Exploration and development expenditures	$21,015,506	$21,015,506
Properties	4,988,738	4,113,738
Advance minimum royalty	2,387,574	2,387,574
Asset retirement obligations	345,766	345,766
Asset impairment loss	(28,737,584)	(27,862,584)
Total	$-	$-

In 2006 the Company recorded $875,000 (2005 – $682,687) as asset impairment loss on mineral properties as the Company has not completed the feasibility study and thus is uncertain about the economic prospect of the property.

As at December 31, 2006, the Company had provided reclamation financial assurance to Kern County totaling $245,337 (2005 - $182,453). This deposit earns interest at 0.4% per annum and is not available for working capital purposes.

4. Other Assets

On April 1, 1995, the Company acquired, through the Subsidiary, an option to purchase all of the issued and outstanding shares of a privately held California corporation holding an interest in a previously uncontracted tract of land, which expanded the size of the Property. The option called for an initial non-refundable payment of $100,000 in exchange for access to the property to evaluate the presence of mineral reserves for a period of nine months. At the end of the nine-month period, the Company chose to exercise its option to purchase the shares of the corporation by making the initial purchase payment of $250,000. This was followed by a second payment of $500,000 on July 1, 1997. An additional $750,000 was due upon reaching sustained production or July 1, 1999, whichever came first. In June 1999, the Subsidiary and the private corporation amended the original agreement to allow for a one-year extension in exchange for $75,000, which was paid by the Subsidiary on June 30, 1999. The Company extended the amended agreement to July 2001 with another extension payment on July 7, 2000 of $75,000. These extension payments do not apply to the overall purchase price.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(U.S. dollars)

4. Other Assets - Continued

The Company anticipated its inability to make the extension payment scheduled for July 1, 2001, and on August 10, 2001, signed a second amendment to the original stock purchase agreement. This amendment suspends all terms and obligations of the Company as set forth in the original agreement and the first amendment. Further, the amendment requires the Company to recognize a liability of $35,000, on or before July 1, 2001, and on each successive anniversary date for up to five years. To extend the termination date of the agreement, $10,000 of the liability is to be paid in cash, and the balance of $25,000 is to be accrued, without interest, payment of which is deferred until the final stock purchase payment is made. Each July, beginning in 2001, the Company has made the required cash payments of $10,000, accrued the liability balances of $25,000, and extended the termination date of the agreement by one year, each year, with the termination date of the agreement on July 1, 2006.

The Company concluded the purchase of shares for an amount of $875,000 before the due date of July 1, 2006. The properties owned by Karma Wegmann Corporation were transferred to Golden Queen Mining Co., Inc. and management determined to write down the amount of $875,000 as the Company is in the process of winding up Karma Wegmann Corporation.

The Company is required to pay a royalty of 1% of gross smelter returns for a period of up to 60 years, not to exceed $60,000,000, upon commencement of commercial production from the Property. As of December 31, 2006, the Company has not incurred any royalty as the property has not been in production.

5. Income Taxes

The tax effects of the temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows:

	2006	2005

Net operating and capital losses	$8,512,500	$7,722,900
Property, plant and equipment	250,900	261,800
Mineral properties and deferred exploration costs	523,100	705,100
Asset retirement obligations	45,000	30,900
Undeducted financing costs	23,500	8,600
Valuation allowance	(9,355,000)	(8,729,300)

Deferred tax assets (liabilities)	$-	$-

The tax benefit of net operating losses carried forward and the associated valuation allowance were reduced by $189,500 (2005 - $110,500), representing the tax effect of losses which expired in the year.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(U.S. dollars)

5. Income Taxes - Continued

The provision for income taxes differs from the amount established using the statutory income tax rate as follows:

	2006	2005

Income benefit at CDN statutory rate	$(1,675,300)	$(503,700)
Foreign income taxes at other than CDN statutory rate	1,500	800
Non-deductible stock option compensation	581,800	17,800
Effect of reduction in statutory rate	-	35,600
Other difference	298,500	-
Increase in valuation allowance	793,500	449,500

Future income tax recovery	$-	$-

The Company’s future tax assets include approximately $65,900 (2005 - $23,400) related to deductions for share issue costs in excess of amounts deducted for financial reporting purposes. If and when the valuation allowance related to these amounts is reversed, the Company will recognize this benefit as an adjustment to share capital as opposed to income tax expense in the Statement of Loss. The valuation allowance as at December 31, 2006 was increased by $21,700 (2005 - $Nil), representing the tax effect at the unamortized share issuance costs incurred in the period.

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the future tax asset has been established at both December 31, 2006 and December 31, 2005.

As at December 31, 2006, the Company had net operating loss carry-forwards available to reduce taxable income in future years as follows:

Country	Amount	Expiration Dates
United States - Federal	$20,285,000	2007 - 2025
Canada ($C)	$5,282,000	2007- 2016

These financial statements do not reflect the potential effect on future income taxes of the application of these losses.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(U.S. dollars)

6. Long-Term Debt

Long-term debt consists of the following:

	December 31, 2006	December 31, 2005
Note due to a corporation, payable in monthly
instalments of $9,275, including interest at prime
plus 2% estimated to mature in July 2011 and
collateralized by real property. *	$700,725	$612,187

Current maturities	700,725	63,147

Long-term debt, less current maturities	$-	$549,040

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

* Subsequent to year ended December 31, 2006, management of the Company has negotiated a settlement with this debt holder to repay the entire balance and thus the Company has classified the balance as current. See note 14.

7. Convertible Notes

In July 2003, the Company issued convertible promissory notes for aggregate proceeds of $375,000 to three independent parties. The notes were due on demand, bore interest at the rate of 6.5% per annum and were convertible into 1,630,435 units at a rate of $0.23. Each unit consisted of one common share and one non-transferable detachable share purchase warrant entitling the holder to purchase one additional common share of the Company at an exercise price of $0.32, exercisable for two years. Interest has been and will be waived on conversion. In June 2004, 978,260 units with a $225,000 face value were converted into common shares, leaving 652,174 units with a $150,000 face value outstanding to be converted at December 31, 2004 and 2005.

The Company calculated the value of the conversion feature of the convertible promissory notes based upon the fair value of the underlying securities. The fair value of the underlying securities was estimated on the date of commitment of the contractual obligation, using the Black-Scholes option-pricing model, with the following assumptions:

Risk-free interest rate	1.37%
Expected stock price volatility	181%
Expected life of warrants	2 years
Expected dividend yield	0.00%

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(U.S. dollars)

7. Convertible Notes - Continued

The debt discount was amortized using the effective interest method. Included in operations for the year ended December 31, 2006 was $Nil (2005 - $Nil) in interest expense related to the amortization of the equity component on the convertible promissory notes.

During 2006, the holder of the debt, a shareholder of the Company, converted the remaining $150,000 into 652,174 common shares of the Company, (Note 8). In accordance with the terms of the agreement, the debt holder agreed to waive the interest accrual upon conversion and as a result the Company had reversed the total interest payable of $39,917 and recorded the amount as additional paid-in capital in Shareholders’ Equity.

8. Share capital

Common shares

In July 2006, stock options were exercised and the Company issued 100,000 common shares at C$0.35 per share for proceeds of $30,853 (C$35,000).

In June 2006, warrants were exercised and the Company issued 8,000,000 common shares at C$0.60 per share for proceeds of $4,346,130 (C$4,800,000).

In May 2006, the Company issued 652,174 common shares to settle the Company’s convertible notes in the amount of $150,000 (Note 7).

In April 2006, warrants were exercised and the Company issued 978,260 common shares at C$0.36 per share for proceeds of $313,043 (C$352,174).

In February 2006, the Company entered into a private placement agreement with one independent investor to issue an aggregate of 7,200,000 units at C$0.50 per unit for gross proceeds of approximately $3,135,615 (C$3,600,000). Each unit comprised of one share and one share purchase warrant. Each warrant entitles the holder to purchase during a two year period one common share at a price of C$0.60. The Company paid a cash finder’s fee of 2% being $62,888 (C$72,000).

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(U.S. Dollars)

8. Share capital - Continued

Management calculated and allocated a total fair value of $1,520,899 (C$1,748,160) to the 7,200,000 warrants attached to the units using the Black-Scholes option pricing model with the following weighted average assumptions of:

Risk-free interest rate	3.86%
Expected volatility	98%
Expected life of warrant	2 years
Dividend yield	0%
Weighted Average Fair Value per Warrant	$0.21

The fair value of the warrants was recorded as additional paid-in capital on the Consolidated Statements of Changes in Shareholders’ Equity.

In February 2005, stock options were exercised and the Company issued 110,000 common shares at C$0.23 per share for proceeds of $21,049 (C$ 25,300).

Stock options

As disclosed in the Summary of Accounting Policies, the Company adopted SFAS No.123R commencing on January 1, 2006. Effective with the adoption SFAS No.123R, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted. In accordance with SFAS No. 123R for employees, the compensation expense is amortized on a straight-line basis over the requisite service period which approximates the vesting period. Compensation expense for stock options granted to non-employees is amortized over the contract services period or, if none exists, from the date of grant until the options vest. Compensation associated with unvested options granted to non-employees is re-measured on each balance sheet date using the Black-Scholes option pricing model.

The expected volatility of options granted has been determined using the method described under SFAS No. 123R using the historical stock price. The Company uses historical data to estimate option exercise, forfeiture and employee termination within the valuation model. For non-employees, the expected term of the options approximates the full term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the reporting period. Based on the best estimate, management applied the estimated forfeiture rate of Nil in determining the expense recorded in the accompanying Consolidated Statement of Loss.

The following is a summary of stock option activity during the year ended December 31, 2005 and 2006:

		Weighted-Average
	Shares	Exercise Price per Share
Options outstanding, January 1, 2005	1,040,000	C$0.48
Granted	1,200,000	C$0.35
Exercised	(110,000)	C$0.23
Expired	(90,000)	C$0.13
Options outstanding, December 31, 2005	2,040,000	C$0.43
Granted	1,200,000	C$0.77
Exercised	(100,000)	C$0.35
Expired	(550,000)	C$0.55
Options outstanding, December 31, 2006	2,590,000	C$0.56
Options exercisable	2,590,000	C$0.56

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(U.S. Dollars)

8. Share capital - Continued

Stock options - continued

For the year ended December 31, 2006, the Board of Directors granted a total of 1,200,000 options to four directors. These options vested at the grant date with weighted average exercise price of C$0.77 per share. The weighted average fair value of these options on the date of grant was $0.68 (C$0.77) per share or an aggregate fair value of US$814,810 (C$925,920).

Management estimated the fair value of the above 1,200,000 stock options at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2006:

Risk-free interest rate	4.27%
Expected volatility	134%
Expected life of option	5 years
Dividend yield	0%

As of December 31, 2006 the aggregate intrinsic value of the outstanding exercisable options was approximately $818,800 (C$954,700). The total intrinsic value of 100,000 options exercised during 2006 was approximately $48,500 (C$55,000).

There is no unamortized compensation expense as at December 31, 2006 and 2005 as all the outstanding options vested at the grant date.

The following table summarizes information about stock options outstanding and exercisable at December 31 2006:

	Weighted-	Weighted-
Number	Average	Average
Outstanding and	Contractual Life	Exercise Price
Exercisable	(Years)
1,100,000	3.09	C$0.35
290,000	0.35	C$0.50
1,200,000	4.30	C$0.77
2,590,000	3.34	C$0.56

Subsequent to the year ended December 31, 2006, 100,000 options with weighted average exercise price of C$0.50 were exercised.

The stock-based compensation amounts included in the accompanying Consolidated Statements of Loss for December 31, 2006 and 2005 were $814,810 and $48,592, respectively.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(U.S. Dollars)

8. Share capital - Continued

Warrants

During the year, the Board of Directors approved the extension of 978,260 warrants that expired in 2005. The warrants were reissued with and expiry date on July 1, 2006 with an exercise price of $0.32 (C$0.43) per share. Management calculated the fair value of these extended warrants using the Black Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate	3.96%
Expected volatility	88%
Expected life of warrant	73 days
Dividend yield	0%

The fair value of each extended warrant was $0.36 (C$0.41) . As the warrants were expired in 2005, the total fair value of $349,600 (C$397,271) has been recorded as an expense on the Consolidated Statements of Loss and as an additional paid-in capital in Shareholders’ Equity. On July 1, 2006, all warrants were exercised into 978,260 common shares of the Company.

In January 2006, the Board of Directors also extended the life to June 1, 2006 and reduced the exercise price from C$0.75 to C$0.60 per share on 8,000,000 warrants. In accordance with SFAS No. 123R, management is required to value the instrument and record the incremental value of the warrants over the expected life of the instruments. Management calculated the fair value of the modified warrants using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate	3.54%
Expected volatility	96%
Expected life of warrant	140 days
Dividend yield	0%

The fair value of each modified warrant was $0.07 (C$0.08) . A total incremental fair value of $539,517 (C$627,200) has been recorded as an expense on the Consolidated Statements of Loss and as additional paid-in capital in Shareholders’ Equity.

The following is a summary of warrant activity during the year ended December 31, 2005 and 2006:

		Weighted Average	Average Contractual Life
	Shares	Exercise Price per Share	(Years)
Warrants, January 1, 2005	8,978,260	C$0.58	0.95
Granted	-		-
Expired	(978,260)	C$0.38	0.50
Warrants outstanding, December 31, 2005	8,000,000	C$0.60	0.50
Grantedyear	8,178,260	C$0.58	0.94
Exercised	(8,978,260)	C$0.58	0.50
Warrants outstanding, December 31, 2006	7,200,000	C$0.60	1.07

The following table summarizes information about stock options outstanding and exercisable at December 31 2006:

	Weighted-	Weighted-
Number	Average	Average
Outstanding and	Contractual Life	Exercise Price
Exercisable	(Years)
7,200,000	1.07	C$0.60

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(U.S. Dollars)

9. Asset Retirement Obligations

The Company is required to provide Kern County and the State Office of Mine Reclamation with a revised reclamation cost estimate once per year. The following were the estimates for 2005 - $183,103, for 2006 - $245,337 and for 2007 -$258,894. The financial assurance is adjusted once the cost estimate is approved.

The Company estimated its asset retirement obligation based on its understanding of the requirements to reclaim, and clean up its Property. The Company estimated that annual payments of approximately $81,779 for a period of 3 years for a total of approximately $245,337 commencing in 2017 would be required to complete the retirement obligations. In determining the estimated initial present value of the obligation, a discount factor of 9.0% (the credit-adjusted risk-free rate), and an inflation rate of 3.0% were used. The asset portion of the retirement obligation was written off in 2004. The asset retirement obligation accrual required management to make significant estimates and assumptions. Actual results could materially differ from these estimates. The liability for accrued asset retirement obligations is comprised as follows:

	December 31, 2006	December 31, 2005
Beginning of the year	$91,016	$345,766
Change in cash flow estimates	30,590	(262,265)
Accretion expense	10,944	7,515
End of the year	$132,550	$91,016

10. Commitments and Contingencies

The Company has acquired a number of properties outright and has acquired exclusive rights to explore, develop and mine the Property under various agreements with landowners.

Agreements are typically subject to sliding scale royalties on net smelter returns and this ranged from 1 % to 7.5%.

The Company has agreed to issue 100,000 common shares as a finder’s fee upon commencement of commercial production on the Property in connection with certain property acquisitions.

In October 2000, the Company ceased making property payments and advance, minimum royalty payments after successfully concluding moratorium agreements with a number of the landowners. The moratorium agreements typically had a term of three years and these have now expired. After the expiration of the moratorium agreements the Company reached an agreement with a landowner and is making lease payments of $10,000 per year to this landowner. The Company also has an arrangement with another landowner to make advance minimum royalty payments of $100,000 per year and these advance royalty payments will be applied against any future production royalties. As of December 31, 2006, the Company has accrued the amounts owing to these two landowners.

Subsequent to the year ended December 31, 2006, the Company reached an agreement with one of the landowners to amend the terms of the lease agreement. Under the terms of the amendment, the Company has been granted an extension of twenty years lease and has paid $100,000 owed from 2005. In addition, the Company is not required to pay advance royalty during the two years period until April 23, 2008 and it will receive a cumulative credit against the production royalties for 50% of all advance minimum royalties paid.

In 2004, the Company entered into an agreement with the President of the Company to issue 300,000 bonus shares upon the completion of certain milestones. Upon receipt by the Company of a bankable feasibility study and the decision to place the Property into commercial production, a bonus of 150,000 common shares is to be issued. Upon commencement of commercial production on the Property, a bonus of 150,000 common shares is to be issued. As at December 31, 2006, the milestones had not been reached and no accrual was made in connection with these arrangements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(U.S. Dollars)

11. Related Party Transactions

Except as noted elsewhere in these financial statements, related party transactions are disclosed as follows:

For the year ended December 31, 2006, $111,116 (2005 - $110,000) was paid to Mr. H. L. Klingmann for services as President of the Company, and $21,597 (2005 - $6,200) was paid to Mr. Chester Shynkaryk for consulting services to the Company. No other compensation was paid or given during the year for services rendered by the directors in such capacity, and no additional amounts were payable at year-end under any standard arrangements for committee participation or special assignments.

For the year ended December 31, 2006, $8,752 (2005 - $7,200) was owed and included in accounts payable to Mr. H.L. Klingmann for services as President of the Company.

The above noted transactions were in the normal course of operations, and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

12. Supplementary disclosures of cash flow information

				Cumulative Amounts
				From Date of Inception
	Year ended		Year ended	(November 21, 1985)
	December 31, 2006		December 31, 2005	through December 31,
				2006

Cash paid during period for:
Interest	$57,022		$71,636	$1,192,911
Income taxes	$-		$-	$-

Non-cash financing and
investing activities:
Stock option compensation (Note 8)	$814,810		$48,592	$197,374
Financing charges related to
modification of warrants term	$889,117	$		$889,117
Exchange of notes for common
shares	$-		$-	$1,727,282
Exchange of note for future
royalty payments	$-		$-	$150,000
Common shares issued for mineral
property	$-		$-	$280,211
Mineral property acquired through
the issuance of long-term debt	$-		$-	$1,084,833
Common shares issued upon
conversion of convertible debt
(Note 7)	$189,917		$-	$414,917
Asset retirement obligations	$-		$(254,750)	$91,016

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

The amounts in the consolidated statement of loss that differ significantly from those reported under U.S. GAAP are as follows:

	2006	2005

Net loss per US GAAP	$(4,910,036)	$(1,476,324)
Adjustments related to:
Asset retirement obligation (b)	-	-
Accretion expense (b)	-	-
Stock option compensation (a)	-	(242,958)

Net loss per Canadian GAAP	$(4,910,036)	$(1,719,282)

Loss per share per Canadian GAAP
Basic and diluted	$(0.07)	$(0.03)

Shareholders’ equity per US and Canadian GAAP	$4,764,018	$17,457

(a) Stock option compensation

As disclosed in the Summary of Accounting Policies, the Company adopted SFAS No.123R commencing on January 1, 2006, effective with the adoption SFAS No.123R there is no difference between the financial position, results of operations and cash flows under Canadian GAAP and US GAAP arising from the accounting for stock-based compensation for the periods presented.

(b) Asset retirement obligation

The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” as at January 1, 2003. At that time, the Company estimated that the costs of the reclamation of the Soledad property would be nominal. As a result, no asset retirement liability was accrued as at December 31, 2003. During 2004, the Company received additional information regarding the required reclamation and clean-up activities and increased their estimated costs by approximately $399,000 and recorded additional asset retirement obligations in 2004 as a result of this change in estimate in accordance with SFAS No. 143. As at December 31, 2005, the Company evaluated the future recoverability of its resource property and wrote down the carrying amount of the resource property by the full amount of the additional asset retirement obligations of $345,766.

Under Canadian GAAP, effective January 1, 2004, the Company retroactively adopted CICA 3110, “Asset Retirement Obligations” The Company retroactively recorded the fair value of an asset retirement obligation as a liability in the period in which it incurred a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets.

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

During 2005 and 2006 the asset retirement obligation was adjusted for a change in estimated cash flows (Note 9). The resulting difference resulted in an adjustment to the asset retirement obligation. No GAAP difference was created based on this change.

14. Subsequent Event

Subsequent to the year ended December 31, 2006, the Company reached an agreement with Southwestern Refining Corporation, a landowner, and made a total payment of $700,725 to retire the long-term debt in full and final settlement of the outstanding obligation.

15. Comparative Figures

Certain of the comparative figures have been reclassified to conform to the current year’s presentation.