Form 10QSB
period 2007-03-31
GOLDEN QUEEN MINING CO LTD
filed 2007-05-15
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURUSANT TO SECTION 13 OR 15 (d) OF THE SECURITIESEXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

The number of outstanding shares of the issuer’s common stock at May 1, 2007 was 78,335,880 shares.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

GOLDEN QUEEN MINING CO. LTD.
QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY
PERIOD ENDED MARCH 31, 2007

TABLE OF CONTENTS

PART I: Financial Information		Page
Item 1:	Consolidated Financial Statements	1
Item 2:	Management’s Discussion and Analysis or Plan of Operations	1
Item 3:	Controls and Procedures	1

Part II: Other Information
Item 6:	Exhibits	1

SIGNATURES		2

i

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

Dated: May 15, 2007

Golden Queen Mining Co. Ltd.

By:	/s/ Lutz Klingmann
H. Lutz Klingmann
Principle Executive Officer and
Principal Financial Officer