Form 10KSB/A
period 2006-12-31
GOLDEN QUEEN MINING CO LTD
filed 2007-07-13
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB /A

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

Item 2. Description of Property

Land Ownership and Mining Rights

The Company acquired its initial property interests in 1985 and has since acquired additional properties in the area. The Project is located approximately five miles south of Mojave and approximately two miles west of California State Route 14 and south of Silver Queen Road. See Figures 1 and 2 below.

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

CALIFORNIA
BAKERSFIELD
RANDSBURG
GLAMIS GOLD OPERATIONS
MOJAVE
SOLEDAD MOUNTAIN PROJECT
ROSAMOND
ROGERS LAKE
BARSTOW
SAN BERNARDINO
LOS ANGELES
PACIFIC OCEAN
14
58
99
395
5
15
138

PROJECT

GOLDEN QUEEN MINING CO., INC.
SOLEDAD MOUNTAIN PROJECT
MOJAVE, KERN COUNTY, CALIFORNIA

TITLE

PROJECT LOCATION MAP

GOLDEN QUEEN

PROJECT No.		043-2299	FILE NAME	FIGURE1.DWG
DESIGN	JWR	11/06	SCALE AS SHOWN	REV. A
CADD	JWR	11/06		
CHECK	SED	11/06	FIGURE 1	
REVIEW	REK	11/06

WATER SUPPLY WELLS
OVERFLOW POND
PUMP BOX
Sec36, T11N, R13W
Sec31, T11N, R12W
Sec32, T11N, R12W
PROJECT AREA BOUNDARY
SILVER QUEEN ROAD
SILVER QUEEN ROAD
MERRILL-CROWE PLANT
PHASE 1 HEAP LEACH PAD
FINE ORE STOCKPILE
COARSE ORE STOCKPILE
CRUSHING & SCREENING PLANT
Sec1, T10N, R13W
WASTE ROCK & FUTURE PHASE 2 HEAP LEACH PAD
WASTE ROCK
OPEN PITS WITH BACKFILLED WASTE ROCK
WASTE ROCK
Sec5, T10N, R12W
Sec6, T10N, R12W
Sec12, T10N, R13W
OPEN PIT WITH BACKFILLED WASTE ROCK
Sec7, T10N, R12W
Sec8, T10N, R12W
OPEN PIT BOUNDARY (FUTURE POTENTIAL)
PROJECT AREA BOUNDARY

LEGEND

- LOCATION OF TEMPORARY GROWTH MEDIA STOCKPILE
- LOCATION OF SEDIMENT POND

1500 0 1500

1"=1500' FEET

PROJECT

GOLDEN QUEEN MINING CO., INC.
SOLEDAD MOUNTAIN PROJECT
MOJAVE, KERN COUNTY, CALIFORNIA

TITLE

SITE PLAN

GOLDEN QUEEN

PROJECT No.		043-2299	FILE NAME	FIGURE2.DWG
DESIGN	GQM	12/06	SCALE AS SHOWN	REV. A
CADD	VCG	04/07		
CHECK	MAM	04/07		
REVIEW	HLK	04/07		

FIGURE 2

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

Outlook

The Company engaged SRK Consulting (U.S.), Inc., Lakewood, Colorado in 2005 to prepare a National Instrument 43-101 Technical Report to validate and confirm the mineral resource estimates and this Technical Report was released on March 6, 2006. The mineral resources confirmed in the Technical Report are estimated at 43,692,000 tons of mineral deposit with a grade of 0.027 oz/ton for gold and 0.43 oz/ton for silver in the Measured category. In the Indicated category, the mineral resources confirmed in the Technical Report are estimated at 55,851,000 tons of mineral deposit with a grade of 0.018 oz/ton for gold and 0.33 oz/ton for silver. The mineral resources confirmed in the Technical Report are also estimated at 35,280,000 tons of mineral deposit in the Inferred category with a grade of 0.015 oz/ton for gold and 0.32 oz/ton for silver.

The Company emphasizes both the uncertainty of whether the Measured and Indicated mineral resources will ever be converted into reserves and the uncertainty of whether the Inferred mineral resources will ever be upgraded into another category of resources.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information

None.

PART III

Information with respect to Items 9 through 12 and Item 14 is set forth in the definitive Proxy Statement filed with the Securities and Exchange Commission on April 30, 2007 and is incorporated herein by reference. Information regarding directors and executive officers is also set forth below.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The names, ages, and business experience for at least the past five years and positions of the directors and executive officers of the Company as of July 11, 2007, are as follows. The Company’s board of directors consists of five directors. All directors serve until the next annual meeting of the Company’s stockholders or until their successors are elected and qualified. Executive officers of the Company are appointed by the board of directors.

Name	Age	Position	Position Held Since
Edward G. Thompson	70	Director	November 25, 1994
H. Lutz Klingmann	67	Director President	March 1, 2001 November 29, 2002
Chester Shynkaryk	62	Director	November 21, 1985
Gordon C. Gutrath	69	Director	August 14, 1987
Landon Clay	81	Director	May 31, 2006

Biographical Information Concerning Directors and Executive Officers

H. LUTZ KLINGMANN, Director, President

Mr. Klingmann was appointed president of the Company on November 29, 2002. He also serves as a director of Minto Explorations, Ltd. and has served as such since its inception in 1993. Mr. Klingmann is a registered professional engineer in British Columbia. Mr. Klingmann has experience in the development and operation of mines in Africa, Canada and the United States. Some of his special interests have been feasibility studies for mining projects, financing of mining projects, drilling and blasting in open pit mines, maintenance of heavy equipment and training programs.

Mr. Klingmann focuses approximately 95% of his time on the activities of the Company.

CHESTER SHYNKARYK, Director

Mr. Shynkaryk served as the president of the Company from 1985 to 1995, and as Secretary from 1996 to 2004. In addition, he serves as a director of Consolidated Global Minerals Ltd. and Global Uranium Corp.

Mr. Shynkaryk focuses approximately 10% of his time on the activities of the Company.

GORDON C. GUTRATH, Director

Mr. Gutrath’s principal occupation is president of Atled Exploration Management Ltd. Mr. Gutrath served as president of Queenstake Resources Ltd. from 1977 until 1985. Mr. Gutrath is a professional geologist and a registered professional engineer in British Columbia.

Mr. Gutrath focuses approximately 5% of his time on the activities of the Company.

EDWARD G. THOMPSON, Director

Mr. Thompson was elected Chairman of the Company effective January 29, 1997 and was appointed president and chief executive officer of the Company on February 28, 2000, and served as such until November 29, 2002.

Mr. Thompson’s principal occupation is president of E.G. Thompson Mining Consultants, Inc. He is chairman of Sparton Resources, Inc. and advisor to Consolidated Thompson-Lundmark Gold Mines Ltd. He also serves as a director of Chariot Resources Ltd., Aurogin Resources Ltd., Freewest Resources Canada Inc. and Western Troy Capital Resource, Inc.

Mr. Thompson has been a member of the Professional Engineers of Ontario since 1961.

Mr. Thompson focuses approximately 5% of his time on the activities of the Company.

Landon Clay, Director

Mr. Clay’s principal occupation is serving as the Chairman of the Clay Mathematics Institute (the world's first privately-funded mathematics institute). He also serves as Chairman of the Caribbean Conservation Corporation, and on various other boards including the Museum of Fine Arts, Boston and Cold Spring Harbor Laboratory. In 2006, Mr. Clay was elected a director of the Whitehead Institute in Cambridge, MA and has also served as a director of ADE Corp. since 1970.

Mr. Clay graduated with a Bachelor of Arts degree at Harvard College in 1949.

Mr. Clay focuses approximately 5% of his time on the activities of the Company.

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

Incorporated by reference to Exhibit 10.8 to the Form 10- KSB

21.1	Subsidiaries of the Registrant.	Incorporated by reference to Exhibit 24.0 to the Form 10- SB

23.1	Consent of BDO Dunwoody, LLP	Incorporated by reference to Exhibit 23.1 to the Form 10-KSB of the Company, filed with the SEC on April 16, 2007.

31.1	Rule 13a-14(a)/15(d)-14(a) Certification	Filed herewith

32.1	Section 1350 Certification	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN QUEEN MINING CO. LTD.

By:	/s/ H. Lutz Klingmann
H. Lutz Klingmann
President and Chief Executive Officer

Date: July 11, 2007

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ H. Lutz Klingmann	President, Chief Executive Officer and Director	July 11, 2007
H. Lutz Klingmann

/s/ Edward Thompson	Chairman of the Board and Director	July 11, 2007
Edward Thompson

/s/ Chester Shynkaryk	Secretary and Director	July 11, 2007
Chester Shynkaryk

/s/ Gordon Gutrath	Director	July 11, 2007
Gordon Gutrath

/s/ Landon Clay	Director	July 11, 2007
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