Form 10QSB
period 2007-06-30
GOLDEN QUEEN MINING CO LTD
filed 2007-08-14
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURUSANT TO SECTION 13 OR 15 (d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of outstanding shares of the issuer’s common stock at June 30, 2007 was 78,410,880 shares.

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

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual General Meeting of the holders of Common Shares of the Company held on May 31, 2006, the shareholders voted on the following matters:

1.	Fixing Number of Directors. The shareholders approved the motion to fix the number of Directors at five (5).

For: 28,840,029
Against or Withheld: 29,000

2.	Election of Directors. The following nominees were elected as directors to serve until the next annual general meeting of the shareholders:

H. Lutz Klingmann For: 28,819,169 Withheld: 49,859

Edward G. Thompson
For: 28,819,669 Withheld: 49,359

Gordon Gutrath
For: 28,827,104
Withheld: 41,924

Chester Shynkaryk
For: 28,819,169
Withheld: 49,859

Landon Clay
For: 28,828,104
Witheld: 40,924

3.	Appointment of Auditors. The shareholders approved the reappointment of BDO Dunwoody as auditor of the Company until the next annual general shareholder meeting.

For: 28,841,029
Withheld: 28,000

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

Dated: August 14, 2007	Golden Queen Mining Co. Ltd.

	By:	/s/ Lutz Klingmann
H. Lutz Klingmann
Principle Executive Officer and
Principal Financial Officer