Form 10QSB
period 2007-09-30
GOLDEN QUEEN MINING CO LTD
filed 2007-11-16
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURUSANT TO SECTION 13 OR 15 (d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of outstanding shares of the issuer’s common stock at September 30, 2007 was 78,410,880 shares.

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

Dated: November 14, 2007
Golden Queen Mining Co. Ltd.

By: /s/ Lutz Klingmann
H. Lutz Klingmann
Principle Executive Officer and
Principle Financial Officer