Form 10-K
period 2007-12-31
GOLDEN QUEEN MINING CO LTD
filed 2008-04-04
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

0-21777
(Commission File Number)

GOLDEN QUEEN MINING CO. LTD.
(Name of registrant in its charter)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act. Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Act. Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file
such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements
incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [   ]        Accelerated filer [   ]        Non-accelerated filed [   ]        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $46,829,856 as at June 30, 2007.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 85,640,883 common shares as at March 26, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into
Part III of this Form 10-K, which Proxy Statement is to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2007.

Form 10-K

Table of Contents

Part	Item No.

I	1	Business

	1A	Risk Factors

	1B	Unresolved Staff Comments

	2	Properties

	3	Legal Proceedings

	4	Submission of Matters to a Vote of Security Holders

II	5	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

	6	Selected Financial Data

	7	Management’s Discussion and Analysis of Financial Condition and Results of Operation

	7A	Quantitative and Qualitative Disclosures About Market Risk

	8	Financial Statements and Supplementary Data

	9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

	9A(T)	Controls and Procedures

	9B	Other Information

III	10	Directors, Executive Officers and Corporate Governance

	11	Executive Compensation

	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

	13	Certain Relationships and Related Transactions and Director Independence

	14	Principal Accountant Fees and Services

IV	15	Exhibits, Financial Statement Schedules

Signatures

PART I

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2007. AS USED HEREIN, THE "COMPANY," "GOLDEN QUEEN MINING" "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO GOLDEN QUEEN MINING CO. LTD.

Item 1. Business.

Glossary

Certain terms used in this Form 10-K are described below. Note that the Company uses Canadian Institute of Mining (CIM) definitions for the terms “reserves”, “measured resources”, “indicated resources” and “inferred resources”, and U.S. investors are cautioned that while these terms are recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize them.

Advance minimum royalty - Payment made before the start of commercial production under a property agreement.

Ag – The chemical symbol for silver.

Au – The chemical symbol for gold.

Development stage - Includes all mining companies engaged in the preparation of a mineral deposit with reserves for production and which are not in the production stage.

Exploration stage - Includes all mining companies engaged in the search for or explorations of mineral deposits, which are not in either the development or production stage.

Production stage - Includes all mining companies engaged in the exploitation of a mineral deposit with reserves.

Fault or faulting - A fracture in the earth’s crust caused by tectonic forces with displacement along the fracture.

Grade - A term used to assign value to resources and reserves, such as troy ounces per ton (oz/ton) or gram per tonne (g/t). Grades are reported both in Imperial and SI units in this Form 10-K.

Heap leaching – A process for extracting gold and/or silver, which typically allows dilute cyanide solutions to percolate through crushed ore heaped on an impervious pad to dissolve the gold and/or silver.

Kriging - A geostatistical method used to assign grades to mineral resource and mineral reserve model blocks.

Mineral deposit - A mineral deposit is a mineralized body, which has been intersected by a sufficient number of drill holes or by underground workings to give an estimate of grade(s) of metal(s) to warrant further exploration or development. A mineral deposit does not qualify as a commercially viable mineral deposit with reserves under standards set by the Securities and Exchange Commission until a final, comprehensive, economic, technical and legal feasibility study has been completed.

Ore - A natural aggregate of one or more minerals which, at a specified time and place, may be mined and processed and the product(s) at a profit or from which some part may be profitably separated.

Mineral Reserve - A mineral reserve is the economically mineable part of an indicated or measured mineral resource as demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, metallurgy and processing, economic and other relevant factors that demonstrate, at the time of reporting, that economic exploitation can be justified. A mineral reserve includes diluting materials and allowance for losses that may occur when the material is mined. Mineral reserves are sub-divided in order of increasing confidence into probable and proven categories.

Mineral Resource - A mineral resource is a concentration or occurrence of natural, solid, inorganic or fossilized organic material in or on the earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic exploitation. The location, quantity, grade, geological characteristics and continuity of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge. Mineral resources are sub-divided, in order of increasing geological confidence, into inferred, indicated and measured categories.

Stripping ratio - The quantity of waste rock in tons removed to allow the mining of one ton of ore in an open pit.

Volcanics - Rock composed of clasts or pieces that are of volcanic composition.

General Development of Business

Golden Queen Mining Co. Ltd., (the “Company”) was incorporated under the laws of the Province of British Columbia, Canada in November 1985 and has been exploring its mineral properties (the “Property”) located just south of Mojave in Kern County in southern California.

The Company acquired its initial interest in the Property in 1985 and has since added to its holdings in the area. Work on the Property and the Soledad Mountain project (the “Project”) is done by Golden Queen Mining Co., Inc., a California corporation and the wholly-owned subsidiary (the “Subsidiary”) of the Company.

The Company explored for gold and silver on the Property and did extensive engineering work on the Project between 1988 and 1999. M3 Engineering and Technology Corp. (“M3”), Tucson, Arizona completed a preliminary feasibility study for the Project in 1998 with gold and silver prices of $350/oz and $5.50/oz respectively. The Company did additional drilling and underground sampling in 1998 and 1999.

The Company had previously reported that it expected to begin producing gold and silver from the Project during the second half of 1998, based on the M3 preliminary feasibility study and once permitting was completed. Because of relatively low gold prices in the late 1990s and in the early 2000s, however, the Company was not able to obtain financing for the Project and the Project was therefore put on hold in late 2000. Employees were laid off and costs were reduced to the minimum required to maintain rights to the Property. The major landowners agreed to a 3-year moratorium on property payments or until the price of gold improved. The Company recorded an asset impairment loss of $28,547,592 for the year ended December 31, 2000 and this asset impairment loss reduced the carrying value of fixed assets, mineral properties, and other assets to their estimated net realizable value.

The Project remained on hold in 2007 pending completion of an independent feasibility study and the receipt of outstanding approvals and permits for the Project.

In order to update the prospects for the development of the Project, the Company initiated a detailed review of the Project in mid-2002 to identify new approaches that would reduce both the capital cost to the start of production and future operating costs. The review was supported and complimented by a substantial amount of work done by independent engineers and contractors. The review was documented and compiled into an in-house report to assist management in determining the prospects for development of the Project at gold and silver prices prevailing in late-2006. The review indicated reasonable prospects for economic exploitation of the Soledad Mountain mineral deposit. The Company had also engaged SRK Consulting (U.S.), Inc. (“SRK”), Lakewood, Colorado in 2005 to prepare a technical report (the “Technical Report”) to validate and confirm the mineral resource estimates in compliance with National Instrument 43-101 (“NI 43-101”), being the Canadian regulation that governs the disclosure of technical information by natural resource companies. SRK released this Technical Report on March 6, 2006. The mineral resource estimates were confirmed as set out in more detail below.

The Company engaged Norwest Corporation (“Norwest), Vancouver in January 2007 to prepare a further NI 43-101 compliant Technical Report to assess mineral reserves for the Project as part of an independent feasibility study based upon the technical work that had been completed to the end of 2006. The results of the Norwest study were disclosed in a press release on December 14, 2007 as set out in more detail below. Past mineral reserve estimates, which were based on the report prepared by M3 in 1998, were retracted by the Company in 2005 on the basis that they were out of date and not supported by an independent technical report. Past disclosure of mineral reserve estimates should accordingly not be relied upon.

There are a number of risks associated with the Project and readers are urged to consider the risks set out below, and possible other risks, in order to obtain an understanding of the Project.

The registered office of the Company is located at 1200 - 750 West Pender Street, Vancouver, British Columbia V6C 2T8 and its executive offices are located at 6411 Imperial Ave., West Vancouver, BC, V7W 2J5.

The US dollar is used in this Form 10-K and quantities are reported in Metric units with Imperial units in brackets.

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

Exploration & Mineral Resources

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

The primary rock types that occur on the Property are rhyolite porphyry and flow-banded rhyolite, quartz latite porphyry, pyroclastics and siliceous vein material. Little or no clay occurs in any of the rocks and the rocks contain upwards of 80 % Si as SiO2. Rhyolite porphyry and flow-banded rhyolite were grouped as a single rock type for the metallurgical test work.

Extensive programs of mapping, diamond drilling, reverse-circulation drilling and underground diamond drilling and channel sampling were carried out on the Property between 1985 and 1999. Company geologists and engineers managed these programs. The geological database today includes the results of exploration done on the property by Rosario Exploration and Shell/Billiton and the crosscut assay data recorded on linens by Gold Fields between 1933 and 1942. The database contains 71,325 samples, generated from over 113,593 m (372,649 ft) of drilling and sampling of underground crosscuts.

Ore zones were shaped manually by Company geologists to define continuity with a low-grade cutoff grade of 0.274 g/t AuEq (0.008 oz/ton AuEq). Prices for gold and silver of $325.00/oz and $6.00/oz and recoveries for gold and silver of 78.0 % and 60.0 % respectively were used to calculate the gold-equivalent cutoff grade for this purpose.

Mineral Resources Development, Inc. (“MRDI”), San Mateo, California, completed a detailed due diligence review of the procedures used by the Company between 1998 and 2000. This work involved statistical analyses, the evaluation of grade capping, the design of appropriate kriging techniques and setting criteria for the classification of resources. MRDI submitted a final report with recommendations in May 2000.

SRK and AMEC E&C Services, Inc. (AMEC acquired MRDI in 2000) did an exhaustive review of the database information and this included the MRDI recommendations from 2000 and audited the geological model over a period of five months in late 2005 and early 2006. Linear kriging was used to estimate gold and silver grades for all blocks in the model. SRK released the NI 43-101 compliant Technical Report on March 6, 2006.

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

Cautionary note to US investors concerning estimates of measured or indicated resources: This section uses the terms “measured resources” and “indicated resources”. We advise US investors that while these terms are recognized and required by Canadian regulations, the US Securities and Exchange Commission does not recognize them.

Soledad Mountain Project - Measured & Indicated Mineral Resources

			Grade
			AuEq		Gold		Silver
Category	t	ton	g/t	oz/ton	g/t	oz/ton	g/t	oz/ton
Measured	39,720,000	43,692,000	1.118	0.033	0.926	0.027	14.86	0.43
Indicated	50,774,000	55,851,000	0.789	0.023	0.603	0.018	11.47	0.33
Total & Average	90,494,000	99,543,000	0.912	0.027	0.744	0.022	12.96	0.38

Cautionary note to US investors concerning estimates of inferred resources: This section uses the term “inferred resources.” We advise US investors that while this term is recognized and required by Canadian regulations, the US Securities and Exchange Commission does not recognize it. Inferred resources have great uncertainty as to their existence, and great uncertainty as to the economic feasibility of exploiting these in a mining operation. Under Canadian rules, estimates of an inferred resource may not form the basis of pre-feasibility or feasibility studies except in rare cases. Investors are cautioned not to assume that all of or part of an inferred resource exists or will be economically exploitable.

Soledad Mountain Project - Inferred Mineral Resources

			Grade
			AuEq		Gold		Silver
Category	t	ton	g/t	oz/ton	g/t	oz/ton	g/t	oz/ton
Inferred	32,073,000	35,280,000	0.634	0.019	0.497	0.015	10.84	0.32

Note:

1.	AuEq is the gold-equivalent grade, which is calculated as follows: AuEq g/t = Au g/t + {(Ag/R1 )xR2 } g/t where
R1 = Au price in $/oz/Ag price in $/oz; R2 = Ag recovery in %/Au recovery in %.
Prices used in the calculations are $450.00/oz and $7.50/oz for gold and silver respectively. Recoveries used in the calculations are 78.0 % and 60.0 % for gold and silver respectively.
2.	Ore zones were shaped manually with a cutoff grade of 0.274 g/t (0.008 oz/ton) AuEq.
3.	The mineral resources were calculated with a cutoff grade of 0.274 g/t (0.008 oz/ton) AuEq.

Infill Drilling Program

The company has prepared a drilling program with 40 drill holes and approximately 7,200 m (23,500 ft) of drilling, designed to test a portion of the material classified as inferred within pit shells constructed in 2000. SRK concurred in the Technical Report that strategically targeted drilling could upgrade a significant portion of the inferred to the measured or indicated categories.

Mineral Reserves

The Company engaged Norwest in January 2007 to prepare a NI 43-101 compliant Technical Report to assess mineral reserves for the Project as part of an independent feasibility study based upon the technical work that had been completed to the end of 2006. The results of the Norwest study were disclosed in a press release on December 14, 2007.

The mineral reserve estimates as calculated by Norwest are set out in the table below:

Soledad Mountain Project - Proven and Probable Mineral Reserves

			Diluted Grades
			Gold		Silver
Reserve Category	t	ton	g/t	oz/ton	g/t	oz/ton
Proven	27,705,500	30,476,000	0.819	0.0239	13.82	0.403
Probable	18,861,800	20,748,000	0.535	0.0156	11.69	0.341
Total & Average	46,567,300	51,224,000	0.703	0.0205	12.96	0.378

Cautionary note to US investors concerning estimates of proven or probable reserves: This section uses the terms “proven reserves” and “probable reserves”. We advise US investors that these terms are defined strictly in accordance with applicable Canadian regulations.

Sean Ennis, P.Eng., of Norwest Corporation is a Qualified Person as described in NI 43-101 and signed the Technical Report.

The Technical Report is available on the Company’s web site at www.goldenqueen.com.

The gold-equivalent cut-off grade for the calculation mineral reserves is 0.51 g/t (0.015 oz/ton) AuEq.

Norwest allowed for ore loss of approximately 2.5 % and approximately 15 % dilution at a zero grade in calculating the mineral reserves.

Exploration Potential

Additional geological targets have been identified on the Property. These targets are generally peripheral (east, south and west) to the currently defined mineral resource. In the east, two additional zones of quartz stringer veins have been mapped in the hanging wall of the Karma/Ajax vein system. Toward the south, an extension of the Silver Queen vein system is open and additional vein splits have been mapped on surface. Also, an extension of the Golden Queen vein system appears to be offset by an east-west trending fault. Initial drill results indicate widths of 8 m (26 ft) with good gold and silver grades.

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

Independent Feasibility Study Completed By Norwest Corporation

Norwest completed a feasibility study and Technical Report in the form prescribed under National Instrument 43-101 for the Project and the results were released in a press release on December 14, 2007.

The following are the parameters used in the base case cash flow projection:

  Gold and silver prices of $600.00/oz and $12.00/oz respectively
  An analysis on an all-equity basis with lease financing of the primary mining equipment and
  A 10 % contingency on capital and operating costs.

The Project has a projected internal rate of return (IRR) on capital employed of 19 % before taxes with a payback of approximately 4 years. The net present value (NPV) is $66.5million with discount rate of 5.0 % and the undiscounted, cumulative net cash flow is $120million. The contribution of gold and silver to gross revenues is projected to be 84 % and 16 % respectively with an average cash operating cost per ounce of gold produced, net of silver credits, of $420/oz. To provide a comparison, the same mining scenario without the 10 % contingency on operating costs has an IRR of 23 % before taxes, a NPV of $93.3million with a discount rate of 5 % and an undiscounted, cumulative net cash flow of $158million.

The projected IRR is 38 % before taxes, the NPV is $187million and the undiscounted, cumulative net cash flow is $290million with closing gold and silver prices on November 30 of $783.50/oz and $13.98/oz respectively.

The projected IRR is 14 % before taxes, the NPV is $40million and the undiscounted, cumulative net cash flow is $83million with rolling 36-month average gold and silver prices of $571.74/oz and $10.56/oz respectively to the end of November 2007 and these are typical prices used by lenders to assess gold and silver projects.

Detailed technical information is provided in the following sections.

Mine Design

Norwest did a detailed mine design in 2007. Gold and silver prices of $600.00/oz and $12.00/oz respectively were used to develop an ultimate, open pit shell with standard modeling techniques. A total of five mining phases were defined within this shell. Detailed waste rock removal and ore production schedules were prepared. The waste rock management plan incorporates sequential backfilling of mined-out phases of the open pit as required by current California regulations.

An independent consulting engineer did open pit slope stability analyses in 1995 and these included analyses with the ultimate slopes subjected to a maximum, credible earthquake acceleration of 0.297g. The consulting engineer recommended an ultimate slope angle of 55o with an indication that this angle could be safely increased to 63.4 o. The Company drilled five diamond drill holes in 1997 specifically to obtain rock strength parameters for further slope stability analyses. An independent consulting engineer did slope stability analyses and confirmed the ultimate slope angle of 55o. Norwest use an inter-ramp slope angle of 55o for the mine design done in 2007.

Disposal of waste rock will be largely in mined-out phases of the open pit. Independent consulting engineers did waste rock dump stability analyses in 1996 and again in 1998 and these were confirmed by Norwest in 2007. The analyses concluded that waste rock dumps would be stable under both static and seismic loading conditions, both during operations and after closure and reclamation. Some sloughing of the faces of dumps could occur during significant seismic events in the area.

Waste rock dumps will be constructed using an angle of repose of 37o (1.3:1.0) and a specific volume of 18.1 ft3/ton that represents a 30 % net swell after allowing for partial compaction in the heap. Norwest has used a single lift height of 170 ft for the layout of the dumps and designed the dumps to toe out on natural terrain with slopes of less than 15o. It will be necessary to re-slope the dumps to 27o (2.0:1.0) as part of closure and reclamation. The toes of the re-sloped dumps will also remain within the disturbed area boundary.

The minimum depth to groundwater is 200 feet below natural ground level in the areas where waste rock will be disposed of and this will therefore not have an impact on the stability of waste rock dumps.

Open Pit Operation

Standard, open pit mining methods will be used to mine ore and waste rock. Mining operations will include drilling, blasting, loading and hauling and it is expected that the Company will do the mining. All open pit mining will occur in dry conditions above the water table.

Norwest determined the detailed mine equipment requirements and the mine capital and operating costs.

Planned mining rates are 13,700 tons of ore and 26,000 tons of waste rock per day or 5.0 million tons of ore and 9.5 million tons of waste rock per year and these have been reduced from the earlier planned mining rates. Mine life has increased from 7 years to 12 years. The total quantity of ore to be mined, crushed and screened and stacked on the heap leach pads is estimated to be 51.2 million tons. Total waste rock mined is 108.4 million tons of which 19.0 million tons is expected to be sold as aggregate and 89.4 million is expected to be disposed of in a number of waste rock management units on site. The average stripping ratio is 2.12:1.0.

The quantities of both ore and waste rock mined per year will vary from year to ensure the most efficient disposal of waste rock in mined-out phases of the open pit.

Ore-from-waste separation will require special attention to ensure that overall grade projections are met.

Underground mine openings will be encountered from time-to-time during open pit mining and this will be allowed for in the detailed mine planning.

The open pit design done by Norwest, assumed a loaded downhill ore haul to the primary crusher for the life of the mine. The intent is to replace trucks with a downhill pipe conveyor to convey ore for a number of the mining phases with a reduction in the number of trucks required. Ore will be crushed by an in-pit, portable, primary crusher and fed to the pipe conveyor and conveyed to the coarse ore stockpile. The length of the pipe conveyor will be approximately 1500 ft. Various alternative mine designs are being explored in an effort to make the best possible use of the pipe conveyor and detailed engineering for this application remains to be completed.

Pipe conveyor technology is well-proven in practice with upwards of 200 installations in Europe. Regenerative braking is typically used in all loaded downhill applications and the power generated would provide a small portion of the power required elsewhere in the Project.

Mineralogy, Process Development & Flow Sheet

Studies show that gold is present as native gold and electrum with particles ranging in size from less than 10 micron to greater than 150 micron with the silver content of the electrum as high as 25%. Silver is also present as the mineral acanthite (Ag2S) with some native silver, pyrargyrite (3Ag2S.Sb2S3) and polybasite (9Ag2S.Sb2S3). Pyrite (FeS2), galena (PbS) and chalcopyrite (CuFeS2) are present in minor amounts with no indicated acid-generating potential. Multi-element x-ray fluorescence analyses show only trace quantities of mercury.

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

It was proposed to crush and screen ore to 100% - 8mesh or 100% - 2.37 mm and a four-stage crushing and screening plant using vertical shaft impact crushers in the third and fourth crushing stages was designed for the Project in the 1990s. This approach is referred to as conventional crushing in the following analysis. The Company’s management did a review that provided new insights into the historical test results in 2002. An alternative flow sheet was developed for the Project in late 2002, based upon the use of a high-pressure grinding roll (“HPGR”). The Company, in consultation with an independent engineering firm experienced in HPGR design, prepared a detailed flow sheet for the Project based on an HPGR.

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

  Recoveries are higher with longer leach times and this confirms the historical findings;
  Recoveries increase with an increase in fineness of the crushed product and this effect is especially pronounced for silver and
  Recoveries for the HPGR products are consistently higher and extraction rates faster than those obtained from conventional crusher products – the evidence is that this is due to penetration of leach solution into micro-cracks that are created by the high specific press force applied to the ore particles in the HPGR.

The detailed analysis of the leached residues or tails indicated that tests should be done on a high-grade and a low-grade sample to obtain data for the complete range of expected head grades. Two rhyolite samples were taken for this test work in April 2006. The total weight of the two samples was approximately 2,100 kg (4,600 lb). The samples were shipped by truck to MLI for first-stage crushing and then by airfreight to a laboratory in Germany where the HPGR tests were done. The samples were returned to MLI and bottle roll tests and column leach tests were started in July and completed in December 2006. Final test results were received and analyzed in detail.

The Company’s management now estimates the following recoveries based upon the tails analysis:

Primary Rock Types	Proportion	Gold	Silver
	%	%	%
Pyroclastics Quartz Latite Rhyolite Undefined	10.5 21.3 68.1 0.1	85.4 89.9 83.4 Average	52.5 52.5 52.5 Average
Total & Average	100.0	85.0	52.5

Tests were done on leached residues from two of the column leach tests to determine the percolation rates under load and the results of the tests were used to design the heap and confirm heap height for the heap leach operation.

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

The HPGR consists basically of two counter-rotating rolls – one a fixed roll and the other a ‘floating’ roll. The ‘floating’ roll is mounted on and can move freely on two slides and the grinding forces are applied to the ‘floating’ roll by four hydraulic rams. Ore is choke-fed to the gap between the rolls and comminution takes place by inter-particle crushing in the bed of particles. The gap between the rolls is determined by the nip-in characteristics of the feed and the total grinding force applied, which in turn depends upon the pressures in the hydraulic system. Each roll is driven by an electric motor via a planetary gear reducer. The total grinding force can range from 750 kN to 20,000 kN and pressures in the gap can range from 50 MPa to 250 MPa. The unconfined compressive strength of Soledad Mountain ores ranges from 2.2 MPa to 118.9 MPa by comparison.

Comminution in the HPGR is achieved without impact and essentially without attrition of the wear protection on the surface of the rolls.

Merrill-Crowe Plant

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

Independent consulting engineering firms did detailed designs and prepared the capital and operating cost estimates for the Merrill-Crowe plant and this includes the refinery and for an analytical laboratory.

The Heap Leach Pad And The Heap

A dilute, sodium-cyanide solution will be used to extract gold and silver in the heap leach operation. Extensive procedures will be put in place to protect workers and the environment. The cyanide will be received in a dissolved form by truck directly from the manufacturer and will be pumped to a storage tank on site and from there to the process.

An independent consulting engineering firm is responsible for the design of heap leach facility, which has been designed for zero discharge. The design contemplates that the first heap leach pad to be constructed, the Phase 1 pad, will be located on the northern side of Soledad Mountain. A second heap leach pad, the Phase 2 pad, will be located on the western side of Soledad Mountain if required. The Phase 1 pad will be a dedicated pad, i.e. ore will be stacked, leached, rinsed and left in place on the pad for final reclamation. The following are the design criteria for the Phase 1 pad:

  The pad has been designed as a permanent, single-use pad;
  Dry specific weight of agglomerated ore is 1.36 t/m3 (85.0 lb/ft3) and 1.42 t/m3 (88.5 lb/ft3) after leaching and consolidation in the heap;
  Maximum heap height is 60 m (200 ft);
  Lift height is 10 m (33 ft);
  The angle of repose of the agglomerated ore is 2.0H:1.0V;
  Slopes are 2.5H:1.0V on the north and west sides and 2.0H:1.0V on the south and east sides;
  Nominal capacity of the pad is 46.5million t (51.2million ton) and
  The heap is to be constructed in 2 stages, viz. Stage 1 and Stage 2 and each stage is to be divided into 2 hydraulically isolated zones, i.e. Zone 1 and Zone 2 for a total of 4 zones

The Phase 1 pad will be lined with a composite liner consisting of a compacted soil liner and a geomembrane. The geomembrane will in turn be covered and protected by 45 cm (18 inch) of a crushed liner protection fill that will act as a drainage layer. A network of perforated pipes will be installed in the liner protection fill. Solution will drain by gravity to a pump box and will be pumped to the Merrill-Crowe plant where gold and silver will be extracted from the pregnant solution. The barren solution will be pumped to the heap with vertical turbine pumps and drip emitters will be used on the heap to limit evaporation losses. A proposed overflow pond is located east and downstream of the pump box.

Detailed site investigations were done in the area where the Phase 1 pad will be constructed in 2004 and again in 2006. The design of the Phase 1 pad for construction is just being completed.

The design of the heap leach pad meets all applicable regulatory requirements.

An independent consulting engineering firm did the heap leach stacking study and prepared capital and operating cost estimates for the conveying and stacking system.

Services

The Project is located approximately 8 km (5 mile) south of Mojave in south-central California. The metropolitan areas of Rosamond and Lancaster lie from 14 km (9 miles) to 32 km (20 miles) to the south. Access to site is from

State Route 14 and Silver Queen Road, an existing paved County road. Mojave is a railroad hub for the Burlington Northern/Santa Fe and Union Pacific/Southern Pacific railroad lines. Services such as a hospital, ambulance, fire-protection, garbage and hazardous waste disposal, schools, motels and housing, shopping, airport and recreation are available in Mojave and its surroundings. Telephone service is available on site.

Water Supply

A water supply will be required for the heap leach operation and it is expected that groundwater will be used.

A detailed study of the site hydrogeology was completed in 2006 to confirm that groundwater would be a dependable source of water for the Project. As many as 35 wells have been drilled in the greater Project area in the past. Records for some of these wells plus step rate test data from production well PW-1 drilled by the Company indicate that, initially, two production wells can provide the maximum estimated water requirement of 147.6 m3/h (650 gal/min). Production well PW-1 is located approximately 1km (3,000 ft) north of the Project. A second production well was drilled approximately 300 m (1,000 ft) north of well PW-1 and cased and tested and a third production well can be drilled if required in the future.

Water samples taken from five monitoring wells on site indicate that groundwater can be used in the heap leach process without pre-treatment.

An independent consulting engineering firm did the design and prepared capital and operating cost estimates for the water supply and the process water and firewater distribution systems

The Company filed an application for a water service connection with Antelope Valley – East Kern Water Agency in February 2008 to provide a backup water supply. The possibility of water banking is also being discussed. The agency typically has more than adequate water supplies during the winter months and this may therefore develop into an efficient use of a key resource.

Power Supply

The regional utility, Southern California Edison (“SCE”), will supply power. A main power line with two sets of conductors currently reaches the eastern property boundary. The top set of conductors carries 66 kV while the bottom set of conductors carries 12,460 V and these are the common primary voltages in this part of the SCE territory.

SCE provided a rate for power. The rate structure is complex and a mix of consumption and demand charges applies to peak, mid-peak and off-peak periods.

SCE indicates that the power factor is an absolutely critical item in SCE territory. SCE requires a minimum operating power factor of 0.95 and a load-sensitive capacitor bank will be installed to achieve this. SCE may also limit the number of starts permitted for the major motors per day.

SEC will do an in-house impact study to ensure that the 66 kV line can support the projected load. GQM will support this study by providing information and support any work done on site.

GQM will install and own the utility tie sub-station, which will transform the incoming voltage of 66 kV to 4.16 kV and this will be the mine distribution voltage. Overhead transmission lines will distribute power from the utility tie sub-station to the areas where power will be required.

A diesel-powered generator will provide standby power and this will be set beside the Merrill-Crowe plant. Power will be available to operate the barren and recycle solution pumps in case of power failure.

An independent consulting engineering firm did a detailed motor list and estimated the power consumption for a commercial heap leach operation and did a capital cost estimate for power supply and distribution.

Assay Laboratory, Offices & Workshop/Warehouse

The detailed designs and capital costs estimates for all services required for a mining operation such as an assay laboratory, office, workshop and warehouse and diesel fuel and gasoline storage have been completed.

Project Management & Operating Manpower

A management team will be assembled in Mojave to manage the Project. Manpower is expected to average 27 salaried and 129 hourly-paid workers once the mine is in full production. Indications are that skilled workers will be available locally as there are a number of mines and quarries in production in the greater Mojave area.

Construction manpower is expected to peak at 200.

Aggregate

It is expected that a byproduct aggregate and construction materials business can be developed once the heap leach operation is in full production, based on the location of the Project in southern California with close proximity to major highways and railway lines. The source of raw materials would be quality waste rock specifically stockpiled for this purpose. The waste rock can be classified into a range of products such as riprap, crushed stone and sand with little further processing. Test work done in the 1990s confirmed the suitability of these materials as aggregate and construction materials. The waste rock could be sold over an extended mine life greater than 30 years. The Company has received an expression of interest from an aggregate producer with experience in southern California markets and this is being actively pursued.

Wind Power

A large number of wind turbines are located in an area between the Project and a range of mountains to the northwest of the Project..

A company based in Mojave has investigated the feasibility of using Soledad Mountain as a base for a commercial installation of wind turbines and has had discussions with the Company. Initial indications are that Soledad Mountain would be a good site and could accommodate a number of wind turbines without interfering with the mining operation. The first step is to determine wind speed over an extended period of time and this is where the two companies have agreed to cooperate. The company has now erected three wind monitoring stations on property controlled by the Company and this will complement the information that is now being generated from the upwind meteorological station installed just north of Silver Queen Road in 2006.

Wind power could only be a supplemental source of power for the Project as it would still be necessary for the local utility to provide power during periods when there is little or no wind.

Environmental Issues & Permits

The area surrounding Mojave is typical of the western Mojave Desert. The immediate vicinity of the Project is sparsely populated with considerable historical and more recent mining activity. The Standard Hill, Tropico and Cactus mines are located within a radius of 12 km (7.5 miles) of the Property.

The Project and the immediate area surrounding the Project or a total of approximately 9,600 acres are included in the Specific Plan (the “Plan”) for Soledad Mountain - Elephant Butte & Vicinity - South of Mojave. This Plan was prepared in March 1973 and adopted by the Kern County Board of Supervisors as Resolution 73-485 on June 18, 1973. Gold and silver mining operations are recognized in the Plan as important land uses and the protection of mineral deposits, potentially of commercial value, is included in the Plan through restriction of incompatible land uses. The Project as presently defined is consistent with the Plan.

An independent consulting engineering firm reviewed the major permits that were previously issued for the Project and the current regulatory environment in California in 2005. Additional work was indicated due to the time that had passed since the permits were first issued in the late 1990s and changes that have been made in the Project.

There have also been changes in regulations imposed by two levels of government. No significant environmental issues were however identified in the review and furthermore, the footprint of the Project as presently defined has been reduced in both a physical and an environmental sense.

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

The environmental setting of the Project was documented in a number of baseline studies completed from 1990 onwards and in the certified EIR and EIS completed in 1997. The Kern County Board of Supervisors unanimously approved two Conditional Use Permits (“CUP”) for the Project in September 1997 (i.e. CUP Case No. 41, Map No. 213 and CUP Case No. 22, Map No. 214). The Bureau of Land Management subsequently issued its Record of Decision approving the Plan of Operations under NEPA in November 1997.

The State of California introduced backfilling requirements for certain types of open pit, metal mines in December 2002. The Company contended that these regulations did not apply to the Project under a grandfathering provision included in the regulation. The Company, therefore, pursued both a favorable interpretation under the regulation and subsequently an amendment of the regulation with the State Mining and Geology Board (the “Board”) in 2006. These efforts were supported by Kern County officials. Both approaches were rejected by the Board and the decision was duly recorded by the Board in January 2007.

The Company completed an Application for a revised Surface Mining and Reclamation Plan, which was submitted to the Kern County Planning Department (the “Planning Department”) in April 2007. The Planning Department completed its review of the Application and deemed the Application complete as set out in July 2007. The Planning Department noted that changes proposed for the Project constituted new information that required evaluation of potential impacts and mitigation in a supplemental EIR. The Planning Department issued a Request for Proposal to prepare the supplemental EIR to a total of 17 qualified consultants in October 2007. The Chambers Group was awarded the contract to prepare the supplemental EIR. The Company signed an agreement with the Planning Department in February 2008 and made a payment of $55,000 which is 50 % of the cost of preparing the supplemental EIR. This agreement was approved by the Kern County Board of Supervisors at its regular meeting on March 11, 2008.

The kickoff meeting with the Chambers Group was held on the afternoon of March 12, 2008. The following two items are of note:

  The Company completed a number of studies and did significant work on site between 2005 and 2007 to document that the environmental setting for the Project had not changed since 1997. The studies were submitted to the Kern County Planning Department in August 2007

  The Bureau of Land Management has confirmed that its Record of Decision approving the Plan of Operations under NEPA in November 1997 remains valid and that no additional reviews or approvals are required before the Company can proceed with the Project.

There are 87 conditions of approval listed in Exhibit “E” to the CUPs and this includes a requirement to reclaim historical disturbances on the Property. Site inspections are conducted annually to verify that the Company is in compliance with the conditions of approval. The Company was in compliance for the year ended December 31, 2007.

Air Quality

Background Information

The Project lies within the Southeast Desert Air Basin, which falls under the jurisdiction of the Kern County Air Pollution Control District. The district is charged to regulate sources of air pollution within the basin, pursuant to authority granted under the federal Clean Air Act.

The area is designated as unclassified for PM10 emissions (that portion of the total suspended particulates less than 10 microns in size) and as a non-attainment area for ozone. The typically windy conditions and very dry nature of the area are responsible for high background PM10 levels recorded at several nearby monitoring stations.

Fugitive dust from a mining operation on the Property, combined with background dust, may result in unacceptable levels of PM10 emissions in the surrounding areas, especially downwind, and this may present the greatest potential environmental issue for the Project. A PM10 level of 44 micrograms per cubic meter was projected by computer modeling for a mining rate of 27 million t (30 million ton). This level is below the California attainment standard of 50 micrograms per cubic meter and the Federal standard of 150 micrograms per cubic meter. However, the Company believes that it will achieve compliance with applicable standards by a greater margin, as the modeling methodology assumes worst-case conditions, which are considered unlikely to be encountered in the actual operation based on the planned use of commonly accepted dust control techniques in all phases of the operation.

Kern County Air Pollution Control District transferred an Emission Reduction Credit Certificate from Cactus Gold Mines Company to the Project in February 1999 and this remains valid.

Authority To Construct & Permit To Operate

The Company had obtained seven Authority To Construct permits dated March 16, 2002. These permits expired on March 16, 2004 and were not renewed due to changes anticipated in the Project.

WZI, Inc. (“WZI”), Bakersfield was asked to assess air quality for the Project in February 2006 and to obtain the Authority To Construct permits in April 2006. WZI did modeling and calculations and submitted a report to the Kern County Air Pollution Control district in September 2006. The Company submitted Applications for Authority to Construct permits on June 8, 2007.

The Authority To Construct permits remain outstanding.

The Authority To Construct permits are converted to a Permit To Operate after construction has been completed and subject to inspection by the Kern County Air Pollution Control District.

PM10 Monitoring Station

The Company was required to install both upwind and downwind PM10 monitoring stations before the start of production and decided to proceed with the upwind PM10 monitoring station in May 2006 to add to the air quality database. The station was designed by Air Sciences Inc., Golden, Colorado and commissioned in September 2006. The Kern County Air Pollution Control District approved the design of the station in October 2006. Data is being recorded on a continuous basis and five quarterly reports have now been issued.

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

The Lahontan Regional Water Quality Control Board (the “Regional Board”) is responsible for ensuring compliance with the federal Clean Water Act and California’s Porter-Cologne Water Quality Act. The Company submitted a Report of Waste Discharge (“ROWD”), prepared by WZI, to the Regional Board in June 1997. The Regional Board adopted Board Order No. 6-98-9 in March 1998 at a meeting held in Lancaster and this set the Waste Discharge Requirements for the Project.

Revised Report Of Waste Discharge

The ROWD submitted in 1997 included a design for the heap leach facility done before and in 1997. The Company and its consulting engineers prepared an engineering review that set out significant differences between the layout and designs prepared for the heap leach facility in 1997 and in 2005 and made a presentation to the Regional Board in Victorville in May 2006. The Regional Board requested that the Company submit a revised ROWD to reflect these changes. The Company and its consulting engineers prepared and submitted a revised ROWD to the Regional Board in March 2007.

The Regional Board has completed its assessment of the revised ROWD and has prepared draft Waste Discharge Requirements for the Project. The Regional Board will wait for confirmation from the Kern County Planning Department that a certified supplemental EIR is available before adopting a revised Board Order and setting Waste Discharge Requirements for the Project.

Closure, Reclamation and Financial Assurance

Closure and reclamation will be done in accordance with the requirements set out in the CUPs and an approved Surface Mining and Reclamation Plan and as set out in the Board Order to be re-issued by the Regional Board.

The following general principles apply:

  Considerable experience gained in reclamation of other heap leach operations in the California deserts since the mid-1990s shows that reclamation can be completed successfully.
  The Surface Mining and Reclamation Plan will be an active plan with concurrent reclamation on one hand and alternative reclamation concepts to be sought and evaluated during the mine life on the other hand.
  Closure and reclamation can proceed once the decision has been made to close the mine and this can be done while gold and silver are still being produced from the heap leach facilities although ore is no longer being mined, crushed and piled on the heap.
  The site drainage plan will be re-assessed to direct and thus control runoff to minimize erosion.
  Public safety will be a key concern to be addressed both while mining is underway and as part of closure.
  Post-closure monitoring will continue until revegetation targets are met with the ultimate goal of establishing a productive and self-staining eco-system.

The following points will have an impact on closure and reclamation costs:

  The footprint required for Project facilities has been significantly reduced from the earlier Project concepts.
  A road to the top of Soledad Mountain will remain for access to public facilities and will not be reclaimed.
  Waste rock will be disposed of in mined-out phases of the open pit as part of a comprehensive waste rock management plan. A planned major waste rock dump to the south of Soledad Mountain has been eliminated and this will significantly reduce the total disturbed area that must be reclaimed.
  Leached residues will be rinsed and reclaimed on a single heap leach pad.

  The size and complexity of the crushing & screening plant has been significantly reduced with fewer structures that have to be dismantled and fewer concrete footings that have to be broken up or buried.
  The workshop and warehouse building and wash slab, security building, bulk fuel storage tanks, septic tank and leach field and the parking lot will find an approved, alternative industrial use and will not be dismantled nor does the site where these facilities are constructed have to be reclaimed.
  Two (or three) water supply wells will remain for future industrial or municipal use. The water supply infrastructure will be turned over to the Mojave Public Utility District to become part of the permanent facilities in the area.

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

A summary of the proposed revegetation procedures is given below:

  Two revegetation test plots were prepared and seeded north and south of Soledad Mountain in 2006 and 2007 respectively;
  Seed is being collected locally and a seed library has been established;
  Ongoing revegetation tests will be done and monitored to demonstrate that seed collected locally can be an effective source of seed;
  Seed collected locally will be supplemented by seed contained in growth media that has been stockpiled;
  Surfaces will be prepared to provide textures suitable for desert plants and micro-basins will be created to trap seed and moisture;
  Hand seeding has been found to be effective and aerial (crop duster or helicopter) seeding can be used in areas that are inaccessible by vehicle or foot;
  Seeded areas will not require fertilizer and watering;
  Reclamation of disturbed areas will occur as soon as possible throughout the mine life;
  Control of runoff to minimize erosion will be a key to successful revegetation and
  Quantifiable goals for density and diversity of perennial species will be established.

Financial Assurances

The Company will be required to provide the following financial assurances for the Project:

  By the State of California and Kern County for general reclamation on site;
  By the Regional Board for rinsing and reclamation of the leached residues on the heap and
  “Unforeseen events financial assurance” required by the Regional Board to provide for an unforeseen event that could contaminate surface or groundwater.

The Company provided reclamation financial assurance in the form of an Irrevocable Standby Letter Of Credit backed by a Certificate Of Deposit with Union Bank of California in the amount of US$266,692 on August 13, 2007 and this is the current estimate for reclamation of historical disturbances on the property. The adequacy of the financial assurance is reassessed annually.

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

Item 1A. Risk Factors.

The following is a brief discussion of those distinctive or special characteristics of our operations and industry which may have a material impact on, or constitute risk factors in respect of, our future financial performance and in respect of an investment in our company. These risk factors should be read in conjunction with disclosure on business and risks appearing in this document and elsewhere.

The Likelihood Of Continued Losses From Operations

The Company has no revenue from operations and has incurred cumulative losses from inception through December 31, 2007 of $44,732,706. Losses are expected to continue until such time as the Company can economically produce and sell gold and silver from the Project. The Company held $2,796,190 in cash and cash equivalents on December 31, 2007. Continued losses will require that the Company raise additional funds by equity or debt financing, failing which it will not be able to continue operations.

Ability To Continue As A Going Concern

The Company has had no revenues from operations since inception and has a deficit of $45,420,807 accumulated during the exploration stage. In addition we have significant costs associated with ongoing operations and advancing the Project that we are presently funding primarily through the sale of our common shares.

The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to achieve its operating objectives, confirmation of the Company’s interests in the underlying properties and the attainment of profitable operations. Management cannot provide assurances that such plans will occur. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Need for Significant Additional Financing

If approvals and permits are secured for the Project and a production decision is made, the Company will need significant additional financing to develop the Project into an operating mine and estimates that this could range as high as $60million plus working capital. The Company expects to finance the construction and to secure the necessary working capital from either additional sales of common stock, from bank or other borrowings or, alternatively, through a joint venture. However, the Company has no commitment for the underwriting of additional stock or for a bank financing, and it is not a party to any agreement or arrangement providing for a joint venture. Whether and to what extent project financing can be secured will depend on a number of factors, including gold and silver prices. Gold and silver prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as the strength of the U.S. dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries. If financing is not obtained, the Company will not be able to develop the Project and would be forced to seek alternatives to its current business plan, including disposing of its interests in the Property.

Passive Foreign Investment Company

The Company may be classified as a passive foreign investment company. U.S. investors should seek independent advice from tax advisors to discuss any tax consequences.

We must conclude our analysis of permitting requirements and ensure compliance with mining laws and regulations in the State of California.

The State of California introduced backfilling requirements for certain types of open pit, metal mines in December 2002. We are presently updating our assessment of property reclamation requirements and costs in order to comply with California State mining laws and regulations. The cost of compliance with current mine reclamation requirements is presently unclear and may however have a significant impact on the results of a feasibility study on the property.

Our ability to obtain mine financing is likely dependant on the price of gold and silver remaining at current levels, which, given historical fluctuations, can vary significantly.

Project financing depends on current price levels for gold and silver being sustained in the foreseeable future. The current price levels of gold and silver have not been attained since the early 1980’s and there is no guarantee that prices will remain at the current high levels. Gold prices historically have fluctuated widely and are affected by numerous factors outside of our control including industrial and retail demand, central bank lending, sales and purchases of gold, forward sales of gold by producers and speculators, levels of gold production, short-term changes in supply and demand because of speculative hedging activities, confidence in the global monetary system, expectations of the future rate of inflation, the strength of the US dollar (the currency in which the price of gold is generally quoted), interest rates and global or regional political or economic events.

The following table summarizes the historical prices for gold and silver as at the closing dates noted, based on the p.m. London Fix Prices:

Date	Gold	Silver
January 2, 2008	$840.75	$14.93
January 2, 2007	$640.75	$13.01
January 3, 2006	$530.00	$9.040
January 4, 2005	$427.75	$6.390
January 2, 2004	$415.25	$5.985
January 3, 2000	$281.50	$5.302
January 6, 1997	$358.50	$4.660

Our property acquisition agreements relating to the Soledad Mountain project are not in good standing due to missed payments. We will need to bring current or renegotiate many of these agreements, failing which we may face losing our interests in the project, or may incur significant increased costs associated with acquiring the property.

We are technically in default of certain mineral property acquisition agreements with various landowners of the Soledad Mountain property. We are continuously monitoring the status of these defaults and negotiating with key landowners in order to protect our interests in the property. There can however be no assurance that we will continue to be able to retain our interests in the property through negotiations with landowners, or that the cost of retaining our interest will not significantly increase as a result of those negotiations. The future of the project is dependant upon maintaining control of the property. Without land and mineral rights, we have no basis for continuing with our activities. While each and every property has its own value and unique purpose in the overall mine plan, the feasibility of the project will depend on our ability to maintain control of the property as a whole. Our failure to keep property agreements in good standing may result in a loss of control, which, if material to the project, would prevent us from development of the project.

We rely extensively on the services of our President, Mr. Lutz Klingmann, who has considerable current knowledge of our operations, including the Soledad Mountain project, and the loss of his services would likely result in delay and cost associated with acquiring and training additional management.

Since 2002, Mr. Lutz Klingmann, our President, has been largely responsible for most of the operations of our company, including operations on our Soledad Mountain project. The success of the operations on the Soledad Mountain project as currently envisioned by management is dependent to a significant extent on the efforts and abilities of Mr. Klingmann. Investors must be willing to rely to a significant extent on management’s discretion and judgment. We do not maintain key employee insurance on Mr. Klingmann and the loss of his services would likely have an adverse affect on our operations and plan, until such time as a replacement can be located and brought current on our plans and operations.

The notes to our financial statements raise the issue of our ability to continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business.

We have had no revenues from operations since inception, and have a deficit of $45,420,807 accumulated during the exploration stage. In addition we have significant ongoing costs associated with ongoing operations and advancing the project that we are presently funding primarily through the sale of our common shares. Our ability to obtain financing for ongoing activities and maintain solvency or to fund a mining operation, is dependent on equity market conditions, the market for precious metals, the willingness of other parties to lend us money or the ability to find a joint venture partner. There can be no assurance that we will be successful at raising these funds, which in turn raises substantial doubt about our ability to continue as a going concern.

Risks and Contingencies Associated with the Mining Industry Generally

In addition to the risks noted above, we are subject to all of the risks inherent in the mining industry, including environmental risks, fluctuating metals prices, industrial accidents, labor disputes, unusual or unexpected geologic formations, cave-ins, flooding, earth quakes and periodic interruptions due to inclement weather. These risks could result in damage to, or destruction of, production facilities, personal injury, environmental damage, delays, monetary losses and legal liability. Although we maintain or can be expected to maintain insurance within ranges of coverage consistent with industry practice, no assurance can be given that such insurance will be available at economically feasible premiums. Insurance against environmental risks (including pollution or other hazards resulting from the disposal of waste products generated from production activities) is not generally available to us or other companies in the mining industry. If subjected to environmental liabilities, the payment of such liabilities would reduce our available funds. If we are unable to fund fully the cost of remedying an environmental problem, we might be required to suspend operations or enter into interim compliance measures pending completion of remedial activities.

Our directors are ordinarily resident outside of the United States and accordingly it may be difficult to effect service of process on them, or to enforce any legal judgment against them.

All of our directors, Edward G. Thompson, Chester Shynkaryk, Gordon C. Gutrath, and H. Lutz Klingmann are residents of Canada. Consequently, it may be difficult for United States investors to effect service of process within the United States upon these directors, or to realize in the United States upon judgments of United States courts predicated upon civil liabilities under the United States securities laws. A judgment of a U.S. court predicated solely upon such civil liabilities would probably be enforceable in Canada by a Canadian court if the U.S. court in which the judgment was obtained had jurisdiction, as determined by the Canadian court, in the matter. There is substantial doubt whether an original action could be brought successfully in Canada against any of such directors predicated solely upon such civil liabilities.

Because our common shares will likely trade at prices below $5.00 per share, and because we will not be listed on a national U.S. exchange, there are additional regulations imposed on U.S. broker-dealers trading in our shares that may make it more difficult for you to resell our shares through a U.S. broker-dealer.

Because of U.S. rules that apply to shares with a market price of less than $5.00 per share, known as the “penny stock rules”, investors in this offering will find it more difficult to sell their securities in the through a U.S. broker dealer. The penny stock rules will probably apply to trades in our shares. These rules in most cases require a broker-dealer to deliver a standardized risk disclosure document to a potential purchaser of the securities, along with additional information including current bid and offer quotations, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, and to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Land Ownership and Mining Rights

The Company acquired its initial property interests in 1985 and has since acquired additional properties in the area.

The Company holds or controls approximately 1,000 hectares (2,500 acres) of land in the area. The Project will result in a disturbed area of approximately 366 hectares (905 acres) of which approximately 334 hectares (826 acres) will be reclaimed at the end of the mine life.

The land held or controlled by the Company includes all of Section 6 and portions of Sections 5, 7, 8 and 18, T10N, R2W, portions of Section 1 and 12, T10N, R13W, portions of Section 18, T9N, R12W and portions of Section 32, T11N, R12W, all from the San Bernardino Baseline and Meridian. The Project facilities will be located in Section 6, T10N, R12W. Two production water wells have been drilled in Section 32, T11N, R12W on land controlled by the Company.

The Company holds or controls via mining lease agreement 33 patented lode-mining claims, 131 unpatented lode-mining claims, 1 patented millsite claim, 7 unpatented millsite claims, 1 unpatented Placer claim and 314 hectares (777 acres) of fee land. The Company also holds four residential properties with buildings north of Silver Queen Road.

The Company controls a number of the properties referred to above under mining lease agreements with 57 individual landowners, two groups of landowners and four incorporated entities. The Company believes that all the land required for the Project is either controlled under one of the mining lease agreements or is held by the Company through ownership of the land in fee held as unpatented mining claims or millsites. The mining lease agreements were entered into from 1986 onwards.

The Company is continuing with its efforts to purchase additional fee land that will secure its land position in the area.

CALIFORNIA
BAKERSFIELD
RANDSBURG
GLAMIS GOLD OPERATIONS
MOJAVE
SOLEDAD MOUNTAIN PROJECT
ROSAMOND
ROGERS LAKE
BARSTOW
SAN BERNARDINO
LOS ANGELES
PACIFIC OCEAN
14
58
99
395
5
15
138

PROJECT

GOLDEN QUEEN MINING CO., INC.
SOLEDAD MOUNTAIN PROJECT
MOJAVE, KERN COUNTY, CALIFORNIA

TITLE

**PROJECT LOCATION MAP**

GOLDEN QUEEN

| | | |
|---|---|---|
| PROJECT No. | | 043-2299 |
| DESIGN | JWR | 11/06 |
| CADD | JWR | 11/06 |
| CHECK | SED | 11/06 |
| REVIEW | REK | 11/06 |

FILE NAME FIGURE1.DWG

SCALE AS SHOWN REV. A

**FIGURE 1**

WATER SUPPLY WELLS
OVERFLOW POND
PUMP BOX
Sec36, T11N, R13W
Sec31, T11N, R12W
Sec32, T11N, R12W
PROJECT AREA BOUNDARY
SILVER QUEEN ROAD
SILVER QUEEN ROAD
MERRILL-CROWE PLANT
PHASE 1 HEAP LEACH PAD
FINE ORE STOCKPILE
COARSE ORE STOCKPILE
CRUSHING & SCREENING PLANT
Sec1, T10N, R13W
WASTE ROCK & FUTURE PHASE 2 HEAP LEACH PAD
WASTE ROCK
OPEN PITS WITH BACKFILLED WASTE ROCK
WASTE ROCK
Sec6, T10N, R12W
Sec5, T10N, R12W
OPEN PIT WITH BACKFILLED WASTE ROCK
Sec12, T10N, R13W
Sec7, T10N, R12W
Sec8, T10N, R12W
OPEN PIT BOUNDARY (FUTURE POTENTIAL)
PROJECT AREA BOUNDARY

**LEGEND**

LOCATION OF TEMPORARY GROWTH MEDIA STOCKPILE

LOCATION OF SEDIMENT POND

1500 0 1500

1"=1500' FEET

PROJECT

GOLDEN QUEEN MINING CO., INC.
SOLEDAD MOUNTAIN PROJECT
MOJAVE, KERN COUNTY, CALIFORNIA

TITLE

# SITE PLAN

GOLDEN QUEEN

| PROJECT No. | | 043-2299 |
|---|---|---|
| DESIGN | GQM | 12/06 |
| CADD | VCG | 04/07 |
| CHECK | MAM | 04/07 |
| REVIEW | HLK | 04/07 |

FILE NAME FIGURE2.DWG

SCALE AS SHOWN REV. A

**FIGURE 2**

Significant Agreements

The Company previously held an option to purchase all of the issued and outstanding shares of a privately held California corporation, the Karma Wegmann Corporation. The Company exercised its rights and made full payment of $875,000 under the option agreement and its amendments on June 26, 2006. Karma Wegmann Corporation held 6 patented mining claims, 6 unpatented mining claims and 1 patented millsite and these were transferred to the Subsidiary. The Company is required to pay a royalty of 1% of gross smelter returns for a period of up to 60 years, not to exceed $60,000,000, upon commencement of commercial production. Karma Wegmann Corporation was dissolved on August 27, 2007.

The Company concluded an agreement to purchase 29.18 acres of land required for the Phase 1 heap leach pad on August 1, 1996. The agreement was with Southwestern Refining Corporation. The purchase price was $950,000 of which $100,000 was paid in cash and $850,000 was secured by a promissory note with a term of 180 months. The note was payable in monthly instalments of $9,275. Interest on the outstanding balance was charged at prime rate plus 2%. A balloon payment of the principal amount owing, if any, and accrued but unpaid interest, if any, was due on September 1, 2011. The principal amount owing, recorded as a long-term debt plus current maturities in the financial statements, was $549,040 as at December 31, 2006. The Company reached an agreement with Southwestern Refining Corporation and made a balloon payment of $700,725 to retire the long-term debt in full and final settlement of the outstanding obligation. Full reconveyance of the promissory note was recorded in the Kern County Official Records on November 1, 2007.

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

A U.S. mineral surveyor also licensed in California has just completed a survey of the patented and unpatented lode mining claims in Section 6, T10N, R2W and Section 32, T11N, R12W. Calculations are still underway and a claim status map will be prepared. A record of survey will also be filed with Kern County once the work has been completed. The Company has confirmed that there are no gaps in its land holdings in the project area.

Royalties

The Company is required to make advance, minimum royalty payments under a number of the mining lease agreements. With one exception, the Company will receive a credit for the advance minimum royalty payments on commencement of commercial production. Most of the royalties are of the net smelter return (“NSR”) type and are based on a sliding scale, with the percentage amount of the royalty depending upon the ore grades on the particular property to which the royalty relates. Weighted average royalty rates will range from a low of 2.7 % to a high of 4.7 % depending upon the area being mined at current gold and silver prices. The agreements also typically provide for an additional royalty if non-mineral commodities, such as aggregates, are sold.

Property Interests Are Not In Good Standing

The Company ceased making property payments and advance, minimum royalty payments in 2000 after successfully concluding moratorium agreements with a number of the landowners. The moratorium agreements had a term of three years and these have now expired. After the expiration of the moratorium agreements the Company reached an agreement with a landowner and is making lease payments of $10,000 per year to this landowner. The Company made advance, minimum royalty payments of $100,000 to a landowner, Southwestern Refining Corporation, for 2004. The Company did not however make the advance, minimum royalty payment of $100,000 to Southwestern Refining Corporation in 2005. The Company reached an agreement with Southwestern Refining Corporation on an amendment of the mining lease agreement to extend this for a further twenty years and paid $100,000 for advance minimum royalties owed for 2005. No advance, minimum royalty payments were due for 2006 and 2007 under the amendment and the advance, minimum royalty payments will again be due from April 2008 onwards.

The Company is technically in default of certain lease agreements but is not currently in litigation with any landowner. The Company will continue to work with its landowners in 2008. While the Company has successfully reached agreement with its landowners in the past, there can be no assurance that such agreements will continue into the future.

The future of the Project is dependant upon maintaining control of the Property. Without land and mineral rights, the Company has no basis for continuing with its activities. While each and every property has its own value and unique purpose in the overall mine plan, the feasibility of the Project will depend on the ability of the Company to maintain control of the Property as a whole. A failure to keep property agreements in good standing may result in a loss of control, which, if material to the Project, would prevent the Company from developing the Project.

Item 3. Legal Proceedings.

To the best of our knowledge, there are no legal actions pending, threatened or contemplated against us.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of 2007.

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

Year ended December 31		High	Low
2007	Fourth Quarter	$0.91	$0.71
	Third Quarter	0.92	0.65
	Second Quarter	1.04	0.72
	First Quarter	1.10	0.80
2006	Fourth Quarter	$1.09	$0.59
	Third Quarter	0.99	0.54
	Second Quarter	1.04	0.73
	First Quarter	0.95	0.36

Exchange Rates

The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in New York City for cable transfers in Canadian dollars. Such rates are the number of Canadian dollars per one (1) U.S. dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for U.S. dollars per CDN$1.00. On March 26, 2008, the exchange rate was US$1.00 per CDN$1.0180. The high and low exchange rates for each month during the previous six months were as follows:

	High	Low
February 2008	1.0188	0.9717
January 2008	1.0294	0.9905
December 2007	1.0216	0.9784
November 2007	1.0007	0.9168
October 2007	1.0002	0.9496
September 2007	1.0546	0.9959

The following table sets out the exchange rate information as at each of the years ended December 31, 2007 and 2006.

	Year Ended December 31

	2006	2007
Rate at end of Period	1.1652	0.9881
Average Rate during Period	1.1340	1.0742
Low	1.0989	0.9168
High	1.1726	1.1852

As of March 26, 2008, there were 267 registered holders of record of the Company’s common shares and an undetermined number of beneficial holders.

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

Year ended December 31		High	Low
2007	Fourth Quarter	$0.92	$0.74
	Third Quarter	0.87	0.62
	Second Quarter	0.91	0.66
	First Quarter	0.93	0.67
2006	Fourth Quarter	$0.94	$0.52
	Third Quarter	0.88	0.49
	Second Quarter	0.92	0.64
	First Quarter	0.81	0.31

Dividends

The Company has not declared dividends on its common shares since inception.

Securities Authorized for Issuance Under Compensation Plans

The following table sets forth information as at December 31, 2007 respecting the compensation plans under which shares of the Company’s common stock are authorized to be issued.

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

Sales of Unregistered Securities

During the fiscal year ended December 31, 2007, there were no sales of unregistered securities by the Company.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor an affiliate of the Company purchased common shares of the Company in the year ending December 31, 2007, other than through the exercise of options pursuant to the Company’s 1996 Stock Option Plan.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of the operating results and financial position of the Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 and the notes thereto.

The Company’s financial statements have been prepared and presented in accordance with U.S. GAAP since January 1, 2004. Previously the Company had reported in Canada in accordance with Canadian GAAP and in the United States in accordance with U.S. GAAP. The change to U.S. GAAP has not resulted in any material differences in the presentation of the financial statements of the Company for the year ended December 31, 2007.

The Soledad Mountain Project

The Company is proposing to develop a gold-silver, open pit, heap leach operation on its Property located just outside the town of Mojave in Kern County in southern California. Every element of the Project has been rethought and reengineered over the past four years in an effort to find sound technical and cost-effective solutions that will ensure a viable mining operation at foreseeable gold and silver prices. The review has been supported and complimented by a substantial amount of work done by independent engineers and contractors. This phase of the technical work was completed toward the end of 2006.

Results of Operations

The Company had no revenue from operations and the Project remained on hold in 2007 pending completion of an independent feasibility study and the receipt of outstanding approvals and permits for the Project.

The Company incurred general and administrative expenses of $1,907,159 for the year ended December 31, 2007, as compared to $4,119,828 for the year ended December 31, 2006. These costs were higher in 2006 due to non-cash charges of $814,810 for stock-based compensation and $889,117 relating to a change of warrant terms and a write-off of mineral property acquisition cost in the amount of $875,000.

The following is a list of the significant costs that were incurred in 2007:

a.	Total payments of $800,725 to Southwestern Refining Corporation to retire a promissory note and to make an advance minimum royalty payment owing from 2005.
b.	Total payments of $221,683 to three property owners for 11.56 hectare (28.55 acres) of fee land.
c.	The annual maintenance fee paid in lieu of assessment was $19,590 for 2007/2008.
d.	Insurance premiums were $31,166 for 2007/2008.
e.	Legal fees of $107,588 were incurred in 2007 (2006 – $323,550).
f.

Approximately $1,040,000 (2006 - $1,064,048) was charged by consulting engineers for detailed technical work related to approvals and permits and for ongoing engineering work for the Project during the year.

g.	Total payments of $74,887 to Air Sciences Inc. for work on the meteorological station and reporting.
h.	Annual fees of $22,890 paid to the California State Water Resources Control Board.
i.	A total of $43,863 to Rio Rico Land Survey for the legal survey on the Property.
j.	Fees of $14,900 to the Kern County Planning Department to continue processing the Application for a revised Surface Mining and Reclamation Plan, which was filed by the Company in April 2007.
k.	Total payments of $42,673 to a local contractor for cleanup work on site.
l.	Two water quality assessment and monitoring wells were drilled along Silver Queen Road at a cost of $81,849.
m.	Total payments of Cdn.$310,393 to Norwest Corporation for work on the independent feasibility study and ongoing engineering support.
n.	Total accounting fees and audit fees of Cdn.$126,325.
o.	Toronto Stock Exchange sustaining fees of Cdn.$16,761.

Interest income of $160,375 (2006 - $188,581) was lower by $28,206 as there was less cash on deposit during the year. There was no interest expense during the year (2006 – $62,225) as the promissory note on which interest was being paid, was retired by agreement with Southwestern Refining Corporation.

A summary of operating results for the past five years is set out in the table below:

						From
Results for the year ending on:	Dec. 31, 2007	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003	Inception
Item	$	$	$	$	$	$
General and administrative expenses	-1,907,159	-4,119,828	-1,018,343	-1,163,069	-493,657	-14,633,418
Asset impairment loss	-246,283	-875,000	-682,687	-345,766	0	-30,697,328
Adjustment to asset retirement
obligation	-1,485	-30,590	262,265	0	0	230,190
Miscellaneous items	-11,930	-10,944	7,515	0	0	-171,013
Sub-total	-2,166,857	-5,036,362	-1,446,280	-1,508,835	-493,657	-45,301,569
Interest expense	0	-62,255	-50,069	-294,677	-250,904	-913,098
Interest income	160,375	188,581	20,025	31,262	45	1,481,961
Net loss	-2,006,482	-4,910,036	-1,476,324	-1,772,250	-744,516	-44,732,706

The Company incurred a net loss of $2,006,482 (or $0.03 per share) for the year ended December 31, 2007, as compared to a net loss of $4,910,036 (or $0.07 per share) for the year ended December 31, 2006.

The results of operations can vary from year to year depending upon the nature, timing and cost of activities undertaken during the year and whether or not the Company incurs gains or losses on foreign exchange, grants stock options or writes down the value of its property.

Summary Of Quarterly Results

A summary of operating results for the eight most recent quarters is set out in the table below:

Results for the quarter ending on:	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	March 31, 2007
Item	$	$	$	$
Revenue Net (income) loss for the quarter Net loss per share	Nil 1,001,548 0.01	Nil -117,884 0.00	Nil 798,478 0.01	Nil 324,340 0.00

Results for the quarter ending on:	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	March 31, 2006
Item	$	$	$	$
Revenue Net loss for the quarter Net loss per share	Nil 3,081,401 0.04	Nil 428,719 0.01	Nil 1,292,137 0.02	Nil 107,779 0.00

The results of operations can vary from quarter to quarter depending upon the nature, timing and cost of activities undertaken during the quarter.

Reclamation Financial Assurance And Asset Retirement Obligations

The Company provided reclamation financial assurance in the form of an Irrevocable Standby Letter Of Credit backed by a Certificate Of Deposit with Union Bank of California in the amount of US$266,692 on August 13, 2007 and this is the current estimate for reclamation of historical disturbances on the property. The reclamation financial assurance increased by $21,355 from the amount of $245,337 provided in 2006. The adequacy of the financial assurance is reassessed annually.

The asset retirement obligation accrual is estimated at $145,965 and this is shown as a liability on the consolidated balance sheet. The actual obligation could differ materially from these estimates.

Long-term Debt

The Company purchased 29.18 acres real property from Southwestern Refining Corporation in 1996. The purchase price was $950,000 of which $100,000 was paid in cash and $850,000 was secured by a promissory note with a term of 180 months. The note was payable in monthly instalments of $9,275. Interest on the outstanding balance was charged at prime rate plus 2%. A balloon payment of the principal amount owing, if any, and accrued but unpaid interest, if any, was due on September 1, 2011. The principal amount owing had been recorded as long-term debt on the balance sheet as per the detail provided in the table below:

	Dec. 31, 2006	Dec. 31, 2005
Note payable to Southwestern Refining Corporation	$700,725	$612,187
Current maturities	700,725	63,147
Long-term debt less current maturities	-	$549,040

Subsequent to the year ended December 31, 2006, the Company reached an agreement with Southwestern Refining Corporation to retire the long-term debt with a final payment of $700,725 in full and final settlement of the outstanding obligation. The long-term debt was therefore reclassified as current maturity of long-term debt on the balance sheet.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Transactions With Related Parties

Mr. H.L. Klingmann, the president of the Company, was paid management fees of $126,450 and Mr. C. Shynkaryk, a director of the Company, was paid $18,000 for consulting services during the year ended December 31, 2007.

Four directors of the Company were paid director fees of Cdn.$2,000 and one director was paid director fees of $2,000 for the year ended December 31, 2007.

There were no other related party transactions during the year ended December 31, 2007.

Fair Value of Financial Instruments

The carrying amount reported in the balance sheets for cash and cash equivalents, receivables, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the reclamation bond and the long-term debt approximate carrying value because the stated interest rates reflect recent market conditions or because the rates are variable in nature. It was not practical to determine a fair value for the convertible notes.

Commitments and Contractual obligations

The Company is required to issue 300,000 shares to the President of the Company. The issuance of the shares is subject to the completion of feasibility study and the decision to place the property into commercial production. In addition to the 300,000 shares, the Company has also agreed to issue 100,000 common shares as finder’s fees to a party upon commencement of commercial production on the property.

The Company is also required to pay a royalty of 1% of gross smelter returns for a period of up to 60 years, not to exceed $60,000,000, upon commencement of commercial production of its property.

Liquidity and Capital Resources

The Company held $2,796,190 (2006 - $5,513,580) in cash and cash equivalents on December 31, 2007. The actual cash used to fund operating activities was $2,092,962 in 2007 as compared to $2,149,652 in 2006.

A director exercised a total of 100,000 options at C$0.35 per share for proceeds of $30,853 in July 2006.

The following warrants are currently outstanding pursuant to the most recent private placement:

	No. of Warrants	Exercise Price	Expiry Date
Private placement of January 2006	7,200,000	C$0.60/share	Jan. 26, 2008

See also the Subsequent Event note below.

Management plans to control costs and it is not expected that additional cash will be required (prior to securing production financing) beyond cash currently on hand for ongoing work on approvals and permits for the Project, for additional property purchases, for ongoing work on site and for general corporate purposes to the end of 2009.

Continued losses from operations in the future, will require that the Company raise additional funds by equity or debt financing, failing which it will not be able to continue operations. Further, the Company will need significant additional financing to develop the Project into an operating mine once the approvals and permits have been secured and a production decision has been made and estimates that this could range as high as $60million in addition to the working capital required.

The Company expects to finance construction and secure the necessary working capital from additional sales of common stock, from bank or other borrowings or, alternatively, through a joint venture. The Company does not currently have commitments for the sale of common stock or for bank financing and is not a party to any agreement or arrangement providing for a joint venture. Whether and to what extent project financing can be secured, will depend upon a number of factors, not the least of which are gold and silver prices. Gold and silver prices fluctuate widely and are affected by numerous factors beyond the control of the Company. This is discussed in more detail under Outlook below.

The Company had Canadian and U.S. deferred tax assets of approximately $9,370,000 at December 31, 2007. The Company has provided a 100 % valuation allowance for these deferred tax assets as management cannot determine that it is more likely than not that the Company will receive the benefit of the asset.

Some of the conditions noted above raise doubt about the ability of the Company to continue as a going concern and our auditors provide further comments in their audit report on the Company’s financial statements. The ability of the Company to obtain financing for its ongoing activities and thus maintain solvency beyond 2009, will depend upon gold and silver prices and equity market conditions for junior resource companies, the willingness of other parties to lend the Company money or the ability to find a joint venture partner. While the Company has successfully obtained financing in the past, there can be no assurance that future efforts will be successful.

Outstanding Share Data

The number of shares issued and outstanding and the fully diluted share position are set out in the table below:

Item	No. of Shares
Shares issued and outstanding on Dec. 31, 2005	61,190,449
Shares issued on January 31, 2006	7,200,000
Shares issued on conversion of two warrants	978,260
Shares issued on conversion of promissory note	652,174
Shares issued on conversion of warrants	8,000,000
Shares issued upon exercise of stock options in 2006	100,000
Shares issued upon exercise of stock options in 2007	290,000
Shares issued for acquisition of property	30,000
Shares issued on conversion of warrants	7,200,000
Shares issued and outstanding on March 31, 2008	85,640,883	Exercise Price	Expiry Date
Directors and employee stock options	2,300,000	C$0.35 &	9/02/10 & 20/04/11
		C$0.77
Shares to be issued as a finders fee	100,000	Not Applicable	Not Applicable
Bonus shares to be issued to H.L. Klingmann	300,000	None	None
Fully diluted on March 31, 2008	88,340,883

The number of shares issued and outstanding was 78,120,883 on December 31, 2006, 61,190,449 on December 31, 2005, 61,080,449 on December 31, 2004 and 51,902,189 on December 31, 2003.

The Company’s authorized share capital is 100,000,000 common shares with no par value.

Outlook

The Company plans to put the Project into production as an open pit heap leach operation and to construct facilities to process ore at a rate of 4.5million t (5.0million ton) per year and these have been reduced from the earlier planned mining rates. Mine life has increased from 7 years to 12 years.

The Company is actively working with the Kern County Planning Department to expedite the review process and the supplemental EIR.

Management is evaluating financing options with a view to making a production decision as soon as approvals and permits have been secured.

If approvals and permits are secured for the Project and a production decision is made, the Company will need significant additional financing to develop the Project into an operating mine and estimates that this could range as high as $60million plus working capital. The Company believes that financing for the Project can be secured if gold and silver prices remain at or above $600.00/oz and $12.50/oz respectively and these are the prices used for the feasibility study base case cash flow projections. Gold and silver prices averaged $696.05/oz and $13.40/oz in 2007 and closing prices on March 26, 2008 were $933.50/oz and $17,99/oz respectively.

It is not expected that the Company will hedge any of its gold or silver production.

Subsequent Event

Warrants were exercised to acquire 7,200,000 common shares of the Company at an exercise price of Cdn.$0.60 for total proceeds to the Company of Cdn.$4,320,000 on January 23, 2008.

Application of Critical Accounting Estimates

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Mineral Property and Exploration Costs

Exploration costs are expensed as incurred. Development costs are expensed until it has been established that a mineral deposit is commercially mineable and a production decision has been made by our company to implement a mining plan and develop a mine, at which point the costs subsequently incurred to develop the mine on the property prior to the start of mining operations are capitalized.

Our company capitalizes the cost of acquiring mineral property interests, including undeveloped mineral property interests, until the viability of the mineral interest is determined. Capitalized acquisition costs are expensed if it is determined that the mineral property has no future economic value. Exploration stage mineral interests represent interests in properties that are believed to potentially contain (i) other mineralized material such as measured, indicated or inferred resources with insufficient drill hole spacing to qualify as proven and probable mineral reserves and (ii) other mine-related or greenfield exploration potential that are not an immediate part of measured or indicated resources. Our company’s mineral rights are generally enforceable regardless of whether proven and probable reserves have been established. Our company has the ability and intent to renew mineral rights where the existing term is not sufficient to recover undeveloped mineral interests.

Capitalized amounts (including capitalized development costs) are also written down if future cash flows, including potential sales proceeds, related to the mineral property are estimated to be less than the property’s total carrying value. Management of our company reviews the carrying value of each mineral property periodically, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Reductions in the carrying value of a property would be recorded to the extent that the total carrying value of the mineral property exceeds its estimated fair value. A write down of $246,283 in mineral property interests was recorded in the year ended December 31, 2007.

Asset Retirement Obligations

In accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (''SFAS 143''), the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Our company has recorded an asset retirement obligation to reflect its legal obligations related to future abandonment of its mineral property using estimated expected cash flow associated with the obligation and discounting the amount using a credit-adjusted, risk-free interest rate. At least annually, our companies reassess the obligation to determine whether a change in any estimated obligation is necessary. Our company has evaluated whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. At December 31, 2007, an asset retirement obligation of $145,965 was made in the December 31, 2007 financial statements.

Stock-based Compensation

Management has made significant assumptions and estimates determining the fair market value of stock-based compensation granted to employees and non-employees. These estimates have an effect on the stock-based compensation expense recognized and the additional paid-in capital and share capital balances on our company’s Balance Sheet. The value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. For non-employees, such amount is revalued on a quarterly basis. To date, substantially all of our stock option grants have been to directors. Increases in our share price will likely result in increased stock option compensation expense. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. The expected term of options granted for the purposes of the Black-Scholes calculation is the term of the award. These estimates involve inherent uncertainties and the application of management judgment.

Recently Issued Accounting Standards

FIN 48 - In June 2006, the Financial Accounting Standards Board ("FASB") issued interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109)" ("FIN 48"). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006. Effective on January 1, 2007, the Company adopted this new pronouncement. Based on our assessment of FIN 48, we concluded that the adoption of FIN 48, as of January 1, 2007, had no significant impact on our results of operations or financial position, and required no adjustment to the opening balance sheet accounts. Our year-end analysis supports the same conclusion, and we do not have an accrual for uncertain tax positions as of December 31, 2007. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

SFAS 141 (revised 2007) - On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No.141”). Statement No. 141R will significantly change the accounting for business combinations. Under Statement No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement No. 141R will change the accounting treatment for certain specific items, including:

  Acquisition costs will be generally expensed as incurred;
  Non-controlling interests (formerly known as “minority interests” - see Statement No. 160 discussion below) will be valued at fair value at the acquisition date;
  Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;
  In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;
  Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and
  Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

Statement No. 141R also includes a substantial number of new disclosure requirements. Statement No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing GAAP until January 1, 2009. The Company is currently evaluating the impact of the provisions of SFAS No. 141R.

SFAS 160, Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS No. 160”). In December 4, 2007, the FASB issued FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting -and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions, if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest.

Statement No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like Statement No. 141R discussed above, earlier adoption is prohibited. The Company is currently evaluating the impact of the provisions of SFAS No. 160.

SFAS 159 - On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is currently evaluating the impact SFAS 159 will have on the Company’s consolidated balance sheets and statements of loss.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the provisions of SFAS 157.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements of the Company and the notes thereto are attached to this report following the signature page and Certifications.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer who is also our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, we have maintained effective disclosure controls and procedures in all material respects, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decision regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 using the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was not effective based on those criteria. Based on the assessment, management has noted the following in regards to its internal controls:

a)	The Company needs to reassess and improve internal controls for compliance with Canadian Multilateral Instrument 52-109 and Item 404 under the U.S. Sarbanes Oxley Act; and

b)	The Company’s procedure for recording and reporting changes in the US dollar to Canadian dollar exchange rate needs to be improved upon.

The Company’s management has and continues to take action to correct the known deficiencies and it plans to remain vigilant and to implement improvements, as needed, to ensure that its internal control over financial reporting is effective. These efforts include formalizing the assessment process by identifying and scheduling periodic internal testing of the various systems and process involved in its internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART III

Information with respect to Items 10 through 14 is set forth in the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before May 1, 2008 and is incorporated herein by reference. If the definitive Proxy Statement cannot be filed on or before May 1, 2008, the issuer will instead file an amendment to this Form 10 K disclosing the information with respect to Items 10 through 14.

PART IV

Item 15. Exhibits

(a) Exhibits

Exhibit	Description of Exhibit	Manner of Filing
No.

3.1	Certificate of Incorporation, Articles of Incorporation, Memorandum, and all current amendments thereto of the registrant under the Company Act of British Columbia, as amended.	Incorporated by reference to Exhibit 3.1 to the Form 10- SB of the Company, filed with the SEC on November 21, 1996 and amendments thereto (the “Form 10-SB”)

10.1	Lease dated October 20, 1994 between the Subsidiary and William J. Warner with respect to certain property within the project area.	Incorporated by reference to Exhibit 10.5 to the Form 10- SB

10.2	Lease dated September 19, 1994 between the Subsidiary and Western Centennials, Inc., with respect to certain property within the project area.	Incorporated by reference to Exhibit 10.6 to the Form 10- SB

10.3	1996 Stock option plan of the registrant, as amended.	Incorporated by reference to Exhibit 10.13 to the Form 10- SB

21.1	Subsidiaries of the Registrant.	Incorporated by reference to Exhibit 24.0 to the Form 10- SB

23.1	Consent of BDO Dunwoody, LLP	Filed herewith

23.2	Consent of SRK Consulting (U.S.), Inc.	Filed herewith

23.3	Consent of Norwest Corporation	Filed herewith

31.1	Rule 13a-14(a)/15(d)-14(a) Certification	Filed herewith

32.1	Section 1350 Certification	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN QUEEN MINING CO. LTD.

By:   /s/ H. Lutz Klingmann
         H. Lutz Klingmann
         President and Chief Executive Officer

         Date: April 2, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	President, Principal Executive Officer, Principal	April 2, 2008
/s/ H. Lutz Klingmann	Financial Officer, and Director
H. Lutz Klingmann

/s/ Edward Thompson	Chairman of the Board and Director	April 2, 2008
Edward Thompson

/s/ Chester Shynkaryk	Secretary and Director	April 2, 2008
Chester Shynkaryk

/s/ Gordon Gutrath	Director	April 2, 2008
Gordon Gutrath

/s/ Landon Clay	Director	April 2, 2008
Landon Clay

BDO Dunwoody LLP Chartered Accountants	600 Cathedral Place 925 West Georgia Street Vancouver, BC, Canada V6C 3L2 Telephone: (604) 688-5421 Telefax: (604) 688-5132 E-mail: vancouver@bdo.ca www.bdo.ca

Report of Independent Registered Public Accounting Firm

To the Shareholders of
Golden Queen Mining Co. Ltd.
(an exploration stage company)
Vancouver, B.C.

We have audited the accompanying consolidated balance sheets of Golden Queen Mining Co. Ltd. (an exploration stage company), as of December 31, 2007 and 2006, and the consolidated statements of loss, changes in shareholders’ equity, (capital deficit) and cash flows for the years then ended. We have also audited the statements of loss, changes in shareholders’ equity (capital deficit), and cash flows for the period from inception (November 21, 1985) through December 31, 2007, except that we did not audit these financial statements for the period from inception (November 21, 1985) through May 31, 1996; those statements were audited by other auditors whose report dated July 12, 1996, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. Our opinion, insofar as it relates to the amounts for the period from inception (November 21, 1985) through May 31, 1996, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Golden Queen Mining Co. Ltd., as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and for the period from inception (November 21, 1985) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a $45,420,807 deficit accumulated during the exploration stage as of December 31, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP

Chartered Accountants
Vancouver, Canada
March 26, 2008

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Balance Sheets
(US dollars)

	December 31,	December 31,
	2007	2006
Assets (Note 1)

Current assets:
Cash and cash equivalents	$2,796,190	$5,513,580
Receivables	43,543	32,238
Prepaid expenses and other current assets	21,445	20,168

Total current assets	2,861,178	5,565,986

Property and equipment, net (Note 2)	218,067	224,204
Reclamation financial assurance (Note 3)	266,692	245,337

	$3,345,937	$6,035,527

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$135,949	$208,251
Royalty and mining rights payable	72,484	179,983
Accrued liabilities	81,751	50,000
Current maturities of long-term debt (Note 6)	-	700,725

Total current liabilities	290,184	1,138,959

Asset retirement obligations (Note 8)	145,965	132,550

Total liabilities	436,149	1,271,509

Commitments and contingencies (Notes 4, 8 and 9)

Shareholders’ equity:
Common shares, no par value, 100,000,000 shares
authorized; 78,440,883 (2006 - 78,120,883) shares
issued and outstanding (Note 7)	44,493,478	44,341,226
Additional paid-in capital	3,837,117	3,837,117
Deficit accumulated during the exploration stage	(45,420,807)	(43,414,325)

Total shareholders’ equity	2,909,788	4,764,018

	$3,345,937	$6,035,527

Subsequent Event (Note 12)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Loss
(US dollars)

			Cumulative
			Amounts From
			Date of Inception
			(November 21,
	Year Ended	Year Ended	1985) through
	December 31,	December 31,	December 31,
	2007	2006	2007

General and administrative expenses	$(1,907,159)	$(4,119,828)	$(14,633,418)
Asset impairment loss (Notes 3 and 4)	(246,283)	(875,000)	(30,697,328)
Adjustment to asset retirement obligation
on changes in cash flow estimates (Note 8)	(1,485)	(30,590)	230,190
Accretion expense (Note 8)	(11,930)	(10,944)	(30,389)
Gain on settlement of debt	-	-	136,627
Abandoned mineral interests	-	-	(277,251)

	(2,166,857)	(5,036,362)	(45,301,569)

Interest expense	-	(62,255)	(913,098)
Interest income	160,375	188,581	1,481,961

Net loss	$(2,006,482)	$(4,910,036)	$(44,732,706)

Net loss per share - basic and diluted	$(0.03)	$(0.07)

Weighted average common shares
outstanding	78,339,184	73,658,571

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficit)
(US dollars)

					Deficit	Total
					Accumulated	Shareholders’
				Additional	During the	Equity
From the Date of Inception (November	Common		Stock	Paid-in	Exploration	(Capital
21, 1985) through December 31, 2007	Shares	Amount	Subscription	Capital	Stage	Deficit)

November 21, 1985
Issuance of common shares for cash	1,425,001	$141,313	$-	$-	$-	$141,313
Net loss for the year	-	-	-	-	(15,032)	(15,032)

Balance, May 31, 1986	1,425,001	141,313	-	-	(15,032)	126,281

Issuance of common shares for cash	550,000	256,971	-	-	-	256,971
Issuance of common shares for mineral
property	25,000	13,742	-	-	-	13,742
Net loss for the year	-	-	-	-	(58,907)	(58,907)

Balance, May 31, 1987	2,000,001	412,026	-	-	(73,939)	338,087

Issuance of common shares for cash	1,858,748	1,753,413	-	-	-	1,753,413
Net income for the year	-	-	-	-	38,739	38,739

Balance, May 31, 1988	3,858,749	2,165,439	-		(35,200)	2,130,239

Issuance of common shares for cash	1,328,750	1,814,133	-	-	-	1,814,133
Issuance of common shares for mineral
property	100,000	227,819	-	-	-	227,819
Net loss for the year	-	-	-	-	(202,160)	(202,160)

Balance, May 31, 1989	5,287,499	4,207,391	-	-	(237,360)	3,970,031

Issuance of common shares for cash	1,769,767	2,771,815	-	-	-	2,771,815
Issuance of common shares for mineral
property	8,875	14,855	-	-	-	14,855
Net loss for the year	-	-	-	-	(115,966)	(115,966)

Balance, May 31, 1990	7,066,141	6,994,061	-	-	(353,326)	6,640,735

Net income for the year	-	-	-	-	28,706	28,706

Balance, May 31, 1991	7,066,141	6,994,061	-	-	(324,620)	6,669,441

Net loss for the year	-	-	-	-	(157,931)	(157,931)

Balance, May 31, 1992	7,066,141	6,994,061	-	-	(482,551)	6,511,510

Net loss for the year	-	-	-	-	(285,391)	(285,391)

Balance, May 31, 1993	7,066,141	6,994,061	-	-	(767,942)	6,226,119

Issuance of common shares for cash	5,834,491	1,536,260	-	-	-	1,536,260
Share issuance costs	-	-	-	-	(18,160)	(18,160)
Issuance of common shares for mineral
property	128,493	23,795	-	-	-	23,795
Net loss for the year	-	-	-	-	(158,193)	(158,193)

Balance, May 31, 1994	13,029,125	8,554,116	-	-	(944,295)	7,609,821

Issuance of common shares for cash	648,900	182,866	-	-	-	182,866
Net loss for the year	-	-	-	-	(219,576)	(219,576)

Balance, May 31, 1995	13,678,025	8,736,982	-	-	(1,163,871)	7,573,111

Issuance of common shares for cash	2,349,160	2,023,268	-	-	-	2,023,268
Issuance of common shares for debt	506,215	662,282	-	-	-	662,282
Issuance of 5,500,000 special warrants	-	9,453,437	-	-	-	9,453,437
Special warrants issuance costs	-	-	-	-	(100,726)	(100,726)
Net loss for the year	-	-	-	-	(426,380)	(426,380)

Balance, May 31, 1996	16,533,400	$20,875,969	$-	$-	$(1,690,977)	$19,184,992

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficit)
(US dollars)

					Deficit	Total
					Accumulated	Shareholders’
				Additional	During the	Equity
From the Date of Inception (November	Common		Stock	Paid-in	Exploration	(Capital
21, 1985) through December 31, 2007	Shares	Amount	Subscription	Capital	Stage	Deficit)

Balance, carried forward from previous
page	16,533,400	$20,875,969	$-	$-	$(1,690,977)	$19,184,992

Issuance of common shares for cash	18,000	10,060	-	-	-	10,060
Issuance of common shares for special
warrants	5,500,000	-	-	-	-	-
Special warrants issuance costs	-	-	-	-	(123,806)	(123,806)
Net loss for the period	-	-	-	-	(348,948)	(348,948)

Balance, December 31, 1996	22,051,400	20,886,029	-	-	(2,163,731)	18,722,298
Issuance of common shares for cash	157,000	157,050	-	-	-	157,050
Issuance of 3,500,000 special warrants	-	5,287,315	-	-	-	5,287,315
Issuance of common shares for special
warrants	3,500,000	-	-	-	-	-
Options to non-employee directors	-	-	-	70,200	-	70,200
Special warrants issuance costs	-	-	-	-	(163,313)	(163,313)
Net loss for the year	-	-	-	-	(1,047,869)	(1,047,869)

Balance, December 31, 1997	25,708,400	26,330,394	-	70,200	(3,374,913)	23,025,681
Issuance of common shares upon
exercise of warrants	1,834,300	857,283	-	-	-	857,283
Issuance of common shares through
conversion of debt	2,017,941	1,000,000	-	-	-	1,000,000
Share issuance costs	-	-	-	-	(6,060)	(6,060)
Issuance of common shares for cash	5,236,000	2,439,753	-	-	-	2,439,753
Options and re-priced options to non-
employee directors	-	-	-	107,444	-	107,444
Net loss for the year	-	-	-	-	(971,595)	(971,595)

Balance, December 31, 1998	34,796,641	30,627,430	-	177,644	(4,352,568)	26,452,506

Issuance of 13,250,000 special warrants	-	3,350,915	-	-	-	3,350,915
Special warrants issuance costs	-		-	-	(166,620)	(166,620)
Issuance of common shares for
special warrants	13,250,000	-	-	-	-	-
Net loss for the year	-	-	-	-	(564,657)	(564,657)
Balance, December 31, 1999	48,046,641	33,978,345	-	177,644	(5,083,845)	29,072,144

Cumulative effect of change in
accounting for stock options	-	-	-	(177,644)	-	(177,644)
Stock subscription	-	-	200,000	-	-	200,000
Net loss for the year	-	-	-	-	(28,708,276)	(28,708,276)
Balance, December 31, 2000	48,046,641	33,978,345	200,000	-	(33,792,121)	386,224

Issuance of common shares through
conversion of debt	406,250	65,000	-	-	-	65,000
Issuance of common shares for
conversion of stock subscription	1,538,462	200,000	(200,000)	-	-	-
Share issuance costs	-	-	-	-	(3,337)	(3,337)
Net loss for the year	-	-	-	-	(262,059)	(262,059)

Balance, December 31, 2001	49,991,353	$34,243,345	$-	$-	$(34,057,517)	$185,828

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficit)
(US dollars)

					Deficit	Total
					Accumulated	Shareholders’
				Additional	During the	Equity
From the Date of Inception (November	Common		Stock	Paid-in	Exploration	(Capital
21, 1985) through December 31, 2007	Shares	Amount	Subscription	Capital	Stage	Deficit)

Balance, carried forward from previous
page	49,991,353	$34,243,345	$-	$-	$(34,057,517)	$185,828

Issuance of common shares through
exercise of options	290,000	37,234	-	-	-	37,234
Issuance of common shares through
exercise of warrants	1,520,836	243,334	-	-	-	243,334
Stock option compensation	-	-	-	21,456	-	21,456
Share issuance costs	-	-	-	-	(4,216)	(4,216)
Net loss for the year	-	-	-	-	(347,603)	(347,603)

Balance, December 31, 2002	51,802,189	34,523,913	-	21,456	(34,409,336)	136,033

Issuance of common shares through
exercise of options	100,000	24,379	-	-	-	24,379
Equity component of convertible notes	-	-	-	375,000	-	375,000
Stock option compensation	-	-	-	127,326	-	127,326
Net loss for the year	-	-	-	-	(744,516)	(744,516)
Balance, December 31, 2003	51,902,189	34,548,292	-	523,782	(35,153,852)	(81,778)

Issuance of common shares for cash	8,000,000	3,036,282	-	-	-	3,036,282
Issuance of common shares for
convertible notes	978,260	225,000	-	-	-	225,000
Issuance of common shares through
exercise of options	200,000	55,861	-	-	-	55,861
Share issuance costs	-	-	-	-	(38,975)	(38,975)
Net loss for the year	-	-	-	-	(1,772,250)	(1,772,250)
Balance, December 31, 2004	61,080,449	37,865,435	-	523,782	(36,965,077)	1,424,140

Issuance of common shares through
exercise of options	110,000	21,049	-	-	-	21,049
Stock option compensation	-	-	-	48,592	-	48,592
Net loss for the year	-	-	-	-	(1,476,324)	(1,476,324)
Balance, December 31, 2005	61,190,449	37,886,484	-	572,374	(38,441,401)	17,457

Issuance of common shares through
private placement (Note 7)	7,200,000	1,614,716	-	1,520,899	-	3,135,615
Issuance of common shares through
exercise of options	100,000	30,853	-	-	-	30,853
Issuance of common shares through
exercise of warrants	8,978,260	4,659,173	-	-	-	4,659,173
Issuance of common shares for
convertible notes (Note 7)	652,174	150,000	-	39,917	-	189,917
Stock option compensation (Note 7)	-	-	-	814,810	-	814,810
Modification of warrants (Note 7)	-	-	-	889,117	-	889,117
Share issuance costs (Note 7)	-	-	-	-	(62,888)	(62,888)
Net loss for the year	-	-	-	-	(4,910,036)	(4,910,036)
Balance, December 31, 2006	78,120,883	44,341,226	-	3,837,117	(43,414,325)	4,764,018

Issuance of common shares for exercise
of options (Note 7)	290,000	127,652	-	-	-	127,652
Issuance of common shares for property
(Note 7)	30,000	24,600	-	-	-	24,600
Net loss for the year	-	-	-	-	(2,006,482)	(2,006,482)

Balance, December 31, 2007	78,440,883	$44,493,478	$-	$3,837,117	$(45,420,807)	$2,909,788

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Cash Flows
(US dollars)

			Cumulative
			Amounts From Date
			of Inception
	Year Ended	Year Ended	(November 21,
	December 31,	December 31,	1985) through
	2007	2006	December 31, 2007
Operating activities:
Net loss	$(2,006,482)	$(4,910,036)	$(44,732,706)
Adjustments to reconcile net
loss to cash (used in) operating
activities:
Asset impairment loss	246,283	875,000	30,697,328
Abandoned mineral interests	-	-	277,251
Amortization and depreciation	6,137	6,151	449,650
Amortization of debt discount	-	-	375,000
Adjustment to asset retirement
obligation based on changes in cash
flow estimates	1,485	30,590	(230,190)
Accretion expense	11,930	10,944	30,389
Gain on disposition of
property and equipment	-	-	(10,032)

Stock option compensation (Note 7)	-	814,810	1,012,184
Financing charges related to
modification of warrants term	-	889,117	889,117
Mineral property expenditures	-	-	(22,395,449)
Changes in assets and liabilities:
Receivables	(11,305)	(6,695)	(43,543)
Prepaid expenses and other
current assets	(1,277)	678	(108,355)
Accounts payable and accrued
liabilities	(40,551)	157,290	257,617

Royalty and mining rights payable	(107,499)	(17,501)	72,484

Cash used in operating activities	(1,901,279)	(2,149,652)	(33,459,255)

Investing activities:
Purchase of mineral properties	(221,683)	(875,000)	(6,365,092)
Deposits on mineral properties	-	-	(1,017,551)
Purchase of reclamation financial
assurance	(21,355)	(62,884)	(266,692)
Purchase of property and
equipment	-	-	(1,313,838)
Proceeds from sale of property
and equipment	-	-	47,153

Cash used in investing activities	(243,038)	(937,884)	(8,916,020)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Cash Flows (Continued)
(US dollars)

			Cumulative
			Amounts From Date
			of Inception
	Year Ended	Year Ended	(November 21,
	December 31,	December 31,	1985) through
	2007	2006	December 31, 2007

Financing activities:
Borrowing under long-term debt	-	151,685	3,918,187
Payment of long-term debt	(700,725)	(63,147)	(2,105,905)
Proceeds from convertible debt	-	-	440,000
Issuance of common shares for cash	-	3,135,615	19,840,656
Share issuance costs	-	(62,888)	(688,101)
Issuance of special warrants	-	-	18,091,667
Issuance of common shares upon
exercise of stock options	127,652	30,853	158,505
Issuance of common shares upon
exercise of warrants	-	4,659,173	5,516,456

Cash provided by (used in) financing
activities	(573,073)	7,851,291	45,171,465

Net change in cash and cash
equivalents	(2,717,390)	4,763,755	2,796,190

Cash and cash equivalents,
beginning balance	5,513,580	749,825	-

Cash and cash equivalents,
ending balance	$2,796,190	$5,513,580	$2,796,190

Supplemental Cash Flows Information (See Note 11)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Summary of Accounting Policies
(US dollars)

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

Principles of Consolidation. These consolidated financial statements include the accounts of Golden Queen, a British Columbia corporation, and its wholly-owned subsidiary, Golden Queen Mining Company, Inc. (the “Subsidiary”), a United States (State of California) corporation and, until its dissolution on August 27, 2007, the Karma Wegmann Corporation (See Note 4).

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
(US dollars)

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

Foreign Currency Translation. Golden Queen has adopted the United States dollar as its reporting currency for its financial statements prepared after May 21, 1996 as the United States dollar is the currency of the primary economic environment in which Golden Queen and the Subsidiary conduct business and is considered the appropriate functional currency for the Company’s operations. Balances held in Canadian dollars are re-measured into the functional currency in accordance with SFAS No. 52, “Foreign Currency Translation” (“SFAS 52”). Assets and liabilities in foreign currencies are generally translated into US dollars at the rates ruling at the balance sheet date. Revenues and expenses are translated at average rates for the year. Where amounts denominated in a foreign currency are converted into dollars by remittance or repayment, the realized exchange differences are included in other income. The exchange rates prevailing at December 31, 2007 and December 31, 2006 were $0.99 and $1.166 stated in Canadian dollars per one US dollar respectively. The average rates of exchange during the years ended December 31, 2007 and December 31, 2006 were $1.07 and $1.13 respectively.

Loss Per Share. The Company computes and discloses loss per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”), which requires dual presentation of basic loss per share and diluted loss per share on the face of all income statements presented for all entities with complex capital structures. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options and warrants. Since the Company’s stock options and warrants are anti-dilutive for all periods presented, there is no difference between basic and diluted loss per share as presented. A total of 9,500,000 and 9,790,000 common shares were issuable pursuant to such stock options and warrants at December 31, 2007 and 2006, respectively.

Asset Retirement Obligations. The Company follows the requirements of SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The obligation is measured initially at fair value using present value methodology, and the resulting costs capitalized into the carrying amount of the related asset. In subsequent periods, the liability will be adjusted for any changes in the amount or timing of the underlying future cash flows. Capitalized asset retirement costs are depreciated on the same basis as the related asset and the discount accretion of the liability is included in determining the results of operations.

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

Fair Value of Financial Instruments. The carrying amounts reported in the balance sheets for cash and cash equivalents, receivables, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the reclamation financial assurance and the long-term debt approximate carrying value because the stated interest rates reflect recent market conditions or because the rates are variable in nature.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Summary of Accounting Policies
(US dollars)

Stock Option Plan Under the amended 1996 stock option plan, the Company may grant options to purchase up to 3,300,000 shares of common stock to officers, directors and employees. The exercise price for all stock options is the closing price of the Company’s common shares in Canadian dollars as traded on the Toronto Stock Exchange on the date of grant. Options issued to directors vest immediately. For all other options, the right to exercise vests over a two year period in equal increments on the date of grant and on each of the first two anniversaries of such date. All stock options granted and outstanding as at December 31, 2007 expire at a date determined by the Company’s Board of Directors, not exceeding five years from the date of grant, or after 39 months from the date of grant if not specified.

New Accounting Pronouncements FIN 48 - In June 2006, the Financial Accounting Standards Board ("FASB") issued interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109)" ("FIN 48"). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006.

Effective on January 1, 2007, the Company adopted this new pronouncement. Based on our assessment of FIN 48, we concluded that the adoption of FIN 48, as of January 1, 2007, had no significant impact on our results of operations or financial position, and required no adjustment to the opening balance sheet accounts. Our year-end analysis supports the same conclusion, and we do not have an accrual for uncertain tax positions as of December 31, 2007. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date. For additional information, see note 5.

SFAS 141 (revised 2007) - On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No.141”). Statement No. 141R will significantly change the accounting for business combinations. Under Statement No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement No. 141R will change the accounting treatment for certain specific items, including:

  Acquisition costs will be generally expensed as incurred;
  Non-controlling interests (formerly known as “minority interests” - see Statement No. 160 discussion below) will be valued at fair value at the acquisition date;
  Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non- acquired contingencies;
  In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Summary of Accounting Policies
(US dollars)

New Accounting Pronouncements - Continued

  Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and
  Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

Statement No. 141R also includes a substantial number of new disclosure requirements. Statement No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing GAAP until January 1, 2009. The Company is currently evaluating the impact of the provisions of SFAS No. 141R.

SFAS 160, Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (“SFAS No. 160”). In December 4, 2007, the FASB issued FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting -and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions, if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest.

Statement No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like Statement No. 141R discussed above, earlier adoption is prohibited. The Company is currently evaluating the impact of the provisions of SFAS No. 160.

SFAS 159 - On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is currently evaluating the impact SFAS 159 will have on the Company’s consolidated balance sheets and statements of loss.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the provisions of SFAS 157.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(US dollars)

1. Financial Condition and Ability to Continue as a Going-Concern

The Company has had no revenues from operations since inception and has a deficit of $45,420,807 accumulated during the exploration stage.

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has not generated revenues and has accumulated losses of $45,420,807since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to achieve its operating objectives, confirmation of the Company’s interests in the underlying properties and the attainment of profitable operations. Management cannot provide assurances that such plans will occur. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Property and Equipment

Property and equipment consists of:

	December 31, 2007	December 31, 2006

Buildings	$26,360	$26,360

Furniture and fixtures	56,090	56,090

Automobiles	21,401	21,401

Rental properties	313,635	313,635

Property and equipment, cost	417,486	417,486

Less accumulated depreciation	(199,419)	(193,282)

Property and equipment, net	$218,067	$224,204

3. Mineral Properties

The Company formerly capitalized amounts which were paid to acquire property rights and for professional services rendered in the exploration, drilling, sampling, engineering and other related technical, managerial and professional services toward the evaluation and development of its Property. The Company’s investment in mineral properties in the amount of $28,997,281 (2006 - $28,737,584) was fully provided for by the year ended December 31, 2007.

	December 31, 2007	December 31, 2006

Exploration and development expenditures	$21,015,506	$21,015,506

Properties	5,235,021	4,988,738

Advance minimum royalty	2,387,574	2,387,574

Asset retirement obligations	359,180	345,766

Asset impairment loss	(28,997,281)	(28,737,584)

Total	$-	$-

As at December 31, 2007, the Company had provided reclamation financial assurance to Kern County totaling $266,692 (2006 - $245,337). This deposit earns interest at 0.4% per annum and is not available for working capital purposes.

During the year ended December 31, 2007 the Company acquired mineral property interests for cash payments of $221,683 and the issue of 30,000 common shares valued at $24,600.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(US dollars)

4. Other Assets

On April 1, 1995, the Company acquired, through the Subsidiary, an option to purchase all of the issued and outstanding shares of a privately held California corporation holding an interest in a previously uncontracted tract of land, which expanded the size of the Property. The option called for an initial non-refundable payment of $100,000 in exchange for access to the property to evaluate the presence of mineral reserves for a period of nine months. At the end of the nine-month period, the Company chose to exercise its option to purchase the shares of the corporation by making the initial purchase payment of $250,000. This was followed by a second payment of $500,000 on July 1, 1997. An additional $750,000 was due upon reaching sustained production or July 1, 1999, whichever came first. In June 1999, the Subsidiary and the private corporation amended the original agreement to allow for a one-year extension in exchange for $75,000, which was paid by the Subsidiary on June 30, 1999. The Company extended the amended agreement to July 2001 with another extension payment on July 7, 2000 of $75,000. These extension payments did not apply to the overall purchase price.

The Company anticipated its inability to make the extension payment scheduled for July 1, 2001, and on August 10, 2001, signed a second amendment to the original stock purchase agreement. This amendment suspended all terms and obligations of the Company as set forth in the original agreement and the first amendment. Further, the amendment required the Company to recognize a liability of $35,000, on or before July 1, 2001, and on each successive anniversary date for up to five years. To extend the termination date of the agreement, $10,000 of the liability was to be paid in cash, and the balance of $25,000 was to be accrued, without interest, payment of which was deferred until the final stock purchase payment is made. Each July, beginning in 2001, the Company made the required cash payments of $10,000, accrued the liability balances of $25,000, and extended the termination date of the agreement by one year, each year, with the termination date of the agreement on July 1, 2006.

The Company concluded the purchase of shares for an amount of $875,000 before the due date of July 1, 2006. The properties owned by Karma Wegmann Corporation were transferred to Golden Queen Mining Co., Inc. and management determined to write down the amount of $875,000 in 2006, the Karma Wegmann Corporation was wound-up on August 27, 2007.

The Company is required to pay a royalty of 1% of gross smelter returns for a period of up to 60 years, not to exceed $60,000,000, upon commencement of commercial production from the Property. As of December 31, 2007, the Company has not incurred any royalty as the Property has not been in production.

5. Income Taxes

The tax effects of the temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows:

	2007	2006

Net operating and capital losses	$8,223,900	$8,512,500
Property, plant and equipment	240,600	250,900
Mineral properties and deferred exploration costs	842,000	523,100
Asset retirement obligations	49,500	45,000
Undeducted financing costs	14,000	23,500
Valuation allowance	(9,370,000)	(9,355,000)

Deferred tax assets (liabilities)	$-	$-

The tax benefit of net operating losses carried forward and the associated valuation allowance were reduced by $288,000 (2006 - $189,500), representing the tax effect of losses which expired in the year.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(US dollars)

5. Income Taxes - Continued

The provision for income taxes differs from the amount established using the statutory income tax rate as follows:

	2007	2006

Income benefit at CDN statutory rate	$(683,000)	$(1,675,300)
Foreign income taxes at other than CDN statutory rate	(1,000)	1,500
Non-deductible stock option compensation	-	581,800
Effect of reduction in statutory rate	353,300	-
Other difference	27,700	298,500
Increase in valuation allowance	303,000	793,500

Future income tax recovery	$-	$-

The Company’s future tax assets include approximately $50,000 (2006 - $65,900) related to deductions for share issue costs in excess of amounts deducted for financial reporting purposes. If and when the valuation allowance related to these amounts is reversed, the Company will recognize this benefit as an adjustment to share capital as opposed to income tax expense in the Statement of Loss. The valuation allowance as at December 31, 2007 was increased by $nil (2006 - $21,700), representing the tax effect of the unamortized share issuance costs incurred in the period.

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the future tax asset has been established at both December 31, 2007 and December 31, 2006.

As at December 31, 2007, the Company had net operating loss carry-forwards available to reduce taxable income in future years as follows:

Country	Amount	Expiration Dates

United States - Federal	$20,200,000	2008 - 2027

Canada (C$)	$5,200,000	2008 - 2027

These financial statements do not reflect the potential effect on future income taxes of the application of these losses.

Uncertain Tax Positions

On January 1, 2007, we adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions. All our tax returns are subject to tax examinations by U.S. federal and state tax authorities, or examinations by foreign tax authorities until respective statue of limitation. We currently have no tax years under examination.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(US dollars)

5. Income Taxes - Continued

Uncertain Tax Positions – Continued

Effective on January 1, 2007, the Company adopted this new pronouncement. Based on our assessment of FIN 48, we concluded that the adoption of FIN 48, as of January 1, 2007, had no significant impact on our results of operations or financial position, and required no adjustment to the opening balance sheet accounts. Our year-end analysis supports the same conclusion, and we do not have an accrual for uncertain tax positions as of December 31, 2007. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

6. Long-Term Debt

Long-term debt consists of the following:

	December 31, 2007	December 31, 2006
Note due to a corporation, payable in monthly
instalments of $9,275, including interest at prime
plus 2% estimated to mature in July 2011 and
collateralized by real property. *	$-	$700,725

Current maturities	-	700,725

Long-term debt, less current maturities	$-	$-

In June of 2000, an agreement effective September 30, 2000 was signed by the note holder which allowed for the deferment of principal and interest payments on the note in exchange for monthly payments of $4,000 over a period of three years or until the Company obtained production financing, whichever was sooner. These payments were reflected as interest expense in the financial statements. The Company continued making $4,000 per month payments through February 2004. In April 2004, the Company made a lump sum payment equal to four monthly payments on the original note plus late payment interest charges per the agreement, after which the Company was no longer in default in connection with its payments. In May 2004, the Company began making principal and interest payments of $9,275 per month according to the terms of the original agreement.

*	During the year ended December 31, 2007, management of the Company has negotiated a settlement with this debt holder to repay the entire balance.

7. Share capital

Common shares

In November 2007, the Company issued 30,000 common shares at $24,600 (C$0.81 per share, the closing price at the date of agreement) for the acquisition of a property in Mojave, Kern County, California.

In 2007, stock options were exercised and the Company issued 290,000 common shares at C$0.50 per share for proceeds of $127,652 (C$145,000).

In July 2006, stock options were exercised and the Company issued 100,000 common shares at C$0.35 per share for proceeds of $30,853 (C$35,000).

In June 2006, warrants were exercised and the Company issued 8,000,000 common shares at C$0.60 per share for proceeds of $4,346,130 (C$4,800,000).

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(US dollars)

7. Share capital – Continued

Common shares - Continued

In May 2006, the Company issued 652,174 common shares to settle the Company’s convertible notes in the amount of $150,000.

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

During 2006, the holder of a convertible debt, a shareholder of the Company, converted the $150,000 into 652,174 common shares of the Company. In accordance with the terms of the agreement, the debt holder agreed to waive the interest accrual upon conversion and as a result the Company had reversed the total interest payable of $39,917 and recorded the amount as additional paid-in capital in Shareholders’ Equity.

Management calculated and assigned a total fair value of $1,520,899 (C$1,748,160) to the 7,200,000 warrants attached to the units using the Black-Scholes option pricing model with the following weighted average assumptions of:

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

The expected volatility of options granted has been determined using the method described under SFAS No. 123R using the historical stock price. The Company uses historical data to estimate option exercise, forfeiture and employee termination within the valuation model. For non-employees, the expected term of the options approximates the full term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the reporting period. Based on it’s best estimate, management applied the estimated forfeiture rate of Nil in determining the expense recorded in the accompanying Consolidated Statement of Loss.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(US dollars)

7. Share capital – Continued

Stock options - Continued

The following is a summary of stock option activity during the year ended December 31, 2007 and 2006:

		Weighted Average
	Shares	Exercise Price per Share
Options outstanding, January 1, 2006	2,040,000	C$0.43
Granted	1,200,000	C$0.77
Exercised	(100,000)	C$0.35
Expired	(550,000)	C$0.55
Options outstanding, December 31, 2006	2,590,000	C$0.56
Exercised	(290,000)	C$0.50
Options outstanding and exercisable,
December 31, 2007	2,300,000	C$0.57

For the year ended December 31, 2006, the Board of Directors granted a total of 1,200,000 options to four directors. These options vested at the grant date with weighted average exercise price of C$0.77 per share. The weighted average fair value of these options on the date of grant was $0.68 (C$0.77) per share or an aggregate fair value of US$814,810 (C$925,920).

Management estimated the fair value of the above 1,200,000 stock options at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2006:

Risk-free interest rate	4.27%
Expected volatility	134%
Expected life of option	5 years
Dividend yield	0%

As of December 31, 2007 the aggregate intrinsic value of the outstanding exercisable options was approximately $617,580 (C$623,000). The total intrinsic value of 290,000 options exercised during 2007 was approximately $133,726 (C$134,900).

There is no unamortized compensation expense as at December 31, 2007 and 2006 as all the outstanding options vested at the grant date.

The following table summarizes information about stock options outstanding and exercisable at December 31 2007:

	Weighted	Weighted
Number	Average	Average
Outstanding and	Contractual Life	Exercise
Exercisable	(Years)	Price
1,100,000	2.09	C$0.35
1,200,000	3.30	C$0.77
2,300,000	2.72	C$0.57

The stock-based compensation amounts included in the accompanying Consolidated Statements of Loss for December 31, 2007 was $Nil (2006 - $814,810).

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(US dollars)

7. Share capital – Continued

Warrants

During 2006, the Board of Directors approved the extension of 978,260 warrants that expired in 2005. The warrants were reissued with an expiry date of July 1, 2006 at an exercise price of $0.32 (C$0.43) per share. Management calculated the fair value of these extended warrants using the Black Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate	3.96%
Expected volatility	88%
Expected life of warrant	73 days
Dividend yield	0%

The fair value of each extended warrant was $0.36 (C$0.41) . As the warrants expired in 2005, the total fair value of $349,600 (C$397,271) has been recorded as an expense on the Consolidated Statements of Loss and as an additional paid-in capital in Shareholders’ Equity. On July 1, 2006, all warrants were exercised into 978,260 common shares of the Company.

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

The following is a summary of warrant activity during the year ended December 31, 2006 and 2007:

		Weighted Average	Average Contractual Life
	Shares	Exercise Price per Share	(Years)
Warrants, January 1, 2005	8,978,260	C$0.58	0.95
Granted	-		-
Expired	(978,260)	C$0.38	0.50
Warrants outstanding, December 31, 2005	8,000,000	C$0.60	0.50
Granted	8,178,260	C$0.58	0.94
Exercised	(8,978,260)	C$0.58	0.50
Warrants outstanding and exercisable,
December 31, 2006 and 2007	7,200,000	C$0.60	1.07

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(US dollars)

8. Asset Retirement Obligations

The Company is required to provide Kern County and the State Office of Mine Reclamation with a revised reclamation cost estimate once per year. The financial assurance is adjusted once the cost estimate is approved (Note 3).

The Company estimated its asset retirement obligation based on its understanding of the requirements to reclaim, and clean up its Property. The Company estimated that total payments of approximately $376,357 over three years commencing in 2017 would be required to complete the retirement obligations. In determining the estimated initial present value of the obligation, a discount factor of 9.0% (the credit-adjusted risk-free rate), and an inflation rate of 3.0% were used. The asset portion of the retirement obligation was written off in 2004. The asset retirement obligation accrual required management to make significant estimates and assumptions. Actual results could materially differ from these estimates. The liability for accrued asset retirement obligations is comprised as follows:

	December 31, 2007	December 31, 2006
Beginning of the year	$132,550	$91,016
Change in cash flow estimates	1,485	30,590
Accretion expense	11,930	10,944
End of the year	$145,965	$132,550

9. Commitments and Contingencies

The Company has acquired a number of properties outright and has acquired exclusive rights to explore, develop and mine the Property under various agreements with landowners.

Agreements are typically subject to sliding scale royalties on net smelter returns ranging from 1 % to 7.5%.

In October 2000, the Company ceased making property payments and advance minimum royalty payments after successfully concluding moratorium agreements with a number of the landowners. The moratorium agreements typically had a term of three years and these have now expired. After the expiration of the moratorium agreements the Company reached an agreement with a landowner and is making lease payments of $10,000 per year to this landowner. The Company also has an arrangement with another landowner to make advance minimum royalty payments of $100,000 per year and these advance royalty payments will be applied against any future production royalties.

In 2007, the Company reached an agreement with one of the landowners to amend the terms of the lease agreement. Under the terms of the amendment, the Company has been granted an extension of twenty years to the lease and has paid $100,000 owed from 2005. In addition, the Company is not required to pay advance royalty during the two year period until April 23, 2008 and the Company will receive a credit representing 50% of all advance royalty paid and use it against the future production royalties.

The Company has agreed to issue 100,000 common shares as a finder’s fee upon commencement of commercial production on the Property in connection with certain property acquisitions.

In a prior year, the Company entered into an agreement with the President of the Company to issue 300,000 bonus shares upon the completion of certain milestones. Upon receipt by the Company of a bankable feasibility study and the decision to place the Property into commercial production, a bonus of 150,000 common shares is to be issued. Upon commencement of commercial production on the Property, a bonus of 150,000 common shares is to be issued. As at December 31, 2007, the milestones had not been reached and no accrual was made in connection with these arrangements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(US dollars)

10. Related Party Transactions

Except as noted elsewhere in these financial statements, related party transactions are disclosed as follows:

For the year ended December 31, 2007, $126,450 (2006 - $111,116) was paid to Mr. H. L. Klingmann for services as President of the Company, and $18,000 (2006 - $21,597) was paid to Mr. Chester Shynkaryk for consulting services to the Company. No other compensation was paid or given during the year for services rendered by the directors in such capacity, and no additional amounts were payable at year-end under any standard arrangements for committee participation or special assignments.

For the year ended December 31, 2007, $Nil (2006 - $8,752) was owed and included in accounts payable to Mr. H.L. Klingmann for services as President of the Company.

For the year ended December 31, 2007, four directors of the Company were paid $1,861 (C$2,000) and one director was paid $2,000 in director fees.

The above noted transactions were in the normal course of operations, and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

11. Supplementary disclosures of cash flow information

			Cumulative Amounts
			From Date of Inception
			(November 21, 1985)
	Year ended	Year ended	through December 31,
	December 31, 2007	December 31, 2006	2007

Cash paid during period for:
Interest	$-	$57,022	$1,192,911
Income taxes	$-	$-	$-

Non-cash financing and
investing activities:
Stock option compensation (Note 8)	$-	$814,810	$197,374
Financing charges related to
modification of warrants term	$-	$889,117	$889,117
Exchange of notes for common
shares	$-	$-	$1,727,282
Exchange of note for future
royalty payments	$-	$-	$150,000
Common shares issued for mineral
property	$24,600	$-	$304,811
Mineral property acquired through
the issuance of long-term debt	$-	$-	$1,084,833
Common shares issued upon
conversion of convertible debt	$-	$189,917	$414,917
Asset retirement obligations	$-	$-	$91,016

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(US dollars)

12. Subsequent Event

Subsequent to December 31, 2007, warrants were exercised and the Company issued 7,200,000 shares at C$0.60 per share for proceeds of $4,203,400 (C$4,320,000).