Form 10-Q
period 2008-03-31
GOLDEN QUEEN MINING CO LTD
filed 2008-05-15
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from _________to __________________

0-21777
(Commission File Number)

GOLDEN QUEEN MINING CO. LTD.
(Exact name of registrant as specified in its charter)

Province of British Columbia	Not Applicable
(State or other jurisdiction of incorporation)	(IRS Employer Identification)
No.)

6411 Imperial Avenue
West Vancouver, British Columbia
V7W 2J5 Canada
(Address of principal executive offices)

Issuer’s telephone number, including area code: (604) 921-7570

Former name, former address and former fiscal year, if changed since last report: N/A

Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filed [ ] Smaller reporting company [X]

Check whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2008 the registrant’s outstanding common stock consisted of 85,640,880 shares.

PART I. FINANCIAL INFORMATION

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

Item 4(T). Controls and Procedures

In accordance with the Securities and Exchange Commission’s “Exchange Act Rule 240.13a -13-c”, and having met all of the conditions set forth therein, Golden Queen Mining Co. Ltd. is excluded from the provisions which require Part I filing of controls and procedures.

PART II – OTHER INFORMATION

Item 6. Exhibits

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934

32.1	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2008	GOLDEN QUEEN MINING CO. LTD.
(Registrant)

	By:	/s/ Lutz Klingmann
Lutz Klingmann
Principle Executive Officer and
Principle Financial Officer