Form 10-Q
period 2008-06-30
GOLDEN QUEEN MINING CO LTD
filed 2008-08-14
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008

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

Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X]  No [   ]

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer [    ] Accelerated filer [    ] Non-accelerated filed [    ] Smaller reporting company [ X ]

Check whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes [    ] No [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2008 the registrant’s outstanding common stock consisted of 85,640,880 shares.

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

PART II –OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual General Meeting of the holders of Common Shares of the Company held on May 28, 2008, the shareholders voted on the following matters:

1.	Election of Directors. The following nominees were elected as directors to serve until the next annual general meeting of the shareholders:

H. Lutz Klingmann
For: 31,132,523
Withheld: 139,226

Edward G. Thompson
For: 31,135,723
Withheld: 136,026

Gordon Gutrath
For: 31,140,558
Withheld: 131,191

Chester Shynkaryk
For: 31,132,623
Withheld: 139,126

Landon Clay
For: 31,143,658
Withheld: 128,091

2.	Appointment of Auditors. The shareholders approved the reappointment of BDO Dunwoody as auditor of the Company until the next annual general shareholder meeting.

For: 30,698,640
Withheld: 573,109

3.	2008 Stock Option Plan. The shareholders defeated the motion to approve the adoption of the 2008 stock option plan, reserving a maximum of 7,200,000 common shares for issuance under the plan.

For: 3,411,730
Against: 18,370,074

Item 6. Exhibits

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934

32.1	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2008	GOLDEN QUEEN MINING CO. LTD.
(Registrant)

	By:	/s/ Lutz Klingmann
Lutz Klingmann
Principle Executive Officer and
Principle Financial Officer