Form 10-Q
period 2008-09-30
GOLDEN QUEEN MINING CO LTD
filed 2008-11-14
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2008 the registrant’s outstanding common stock consisted of 85,640,880 shares.

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

Date: November 14, 2008	GOLDEN QUEEN MINING CO. LTD.
(Registrant)

	By:	/s/ Lutz Klingmann
Lutz Klingmann
Principle Executive Officer and
Principle Financial Officer