Form 10-K
period 2008-12-31
GOLDEN QUEEN MINING CO LTD
filed 2009-03-31
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $63,020,861 as at June 30, 2008.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 85,640,883 common shares as at March 1, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K, which Proxy Statement is to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2008.

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
Signatures

PART I

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2008. AS USED HEREIN, THE "COMPANY," "GOLDEN QUEEN MINING" "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO GOLDEN QUEEN MINING CO. LTD.

Item 1. Business.

Glossary

Certain terms used in this Form 10-K are described below. Note that Golden Queen Mining Co. Ltd. (the “Company”) uses Canadian Institute of Mining, Metallurgy and Petroleum (CIM) definitions for the terms “reserves”, “measured resources”, “indicated resources” and “inferred resources”, and U.S. investors are cautioned that while these terms are recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize them.

Advance minimum royalty - Payment made before the start of commercial production under a mining lease agreement with landholders.

Ag – The chemical symbol for silver.

Au – The chemical symbol for gold.

Exploration stage – A mining company engaged in the search for or explorations of mineral deposits, which is not in either the development or production stage.

Development stage – A mining company engaged in the preparation of a mineral deposit with reserves for production and which is not in the production stage.

Production stage – A mining company engaged in the exploitation of a mineral deposit with reserves.

Fault or faulting - A fracture in the earth’s crust caused by tectonic forces with displacement along the fracture.

Grade - A term used to assign value to resources and reserves, such as gram per tonne (g/t) or troy ounces per ton (oz/ton). Grades are reported both in Imperial and SI units in this Form 10-K.

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

Ore - A natural aggregate of one or more minerals which, at a specified time and place, may be mined and processed and the product(s) sold at a profit or from which some part may be profitably separated.

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

Mineral Reserve - A mineral reserve is the economically mineable part of an indicated or measured mineral resource as demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, metallurgy and processing, economic and other relevant factors that demonstrate, at the time of reporting, that economic exploitation can be justified. A mineral reserve includes diluting materials and allowance for losses that may occur when the material is mined. Mineral reserves are sub-divided in order of increasing confidence into robable and proven categories.

Stripping ratio - The quantity of waste rock in tons removed to allow the mining of one ton of ore in an open pit.

Volcanics - Rock composed of clasts or pieces that are of volcanic composition.

General Development of Business

The Company was incorporated under the laws of the Province of British Columbia, Canada in November 1985 and has been exploring its mineral properties (the “Property”) located just south of Mojave in Kern County in southern California since that time.

The Company acquired its initial interest in the Property in 1985 and has since added to its holdings in the area. Work on the Property and on the Soledad Mountain project (the “Project”) is done by Golden Queen Mining Co., Inc., a California corporation and the wholly-owned subsidiary (the “Subsidiary”) of the Company.

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

The Company had previously reported that it expected to begin producing gold and silver from the Project during the second half of 1998, based on the M3 preliminary feasibility study and once permitting was completed. Because of relatively low gold prices in the late 1990s and in the early 2000s, however, the Company was not able to obtain financing for the Project and the Project was therefore put on hold in late 2000. Employees were laid off and costs were reduced to the minimum required to maintain rights to the Property. The major landholders agreed to a 3-year moratorium on advance minimum royalty and other property payments or until the price of gold improved. The

Company recorded an asset impairment loss of $28,547,592 for the year ended December 31, 2000 and this asset impairment loss reduced the carrying value of mineral properties and other assets to their estimated, net realizable value.

The Project remained on hold in 2008 pending the receipt of outstanding approvals and permits for the Project.

In order to update the prospects for the economic exploitation of the Soledad Mountain deposit, the Company initiated a detailed review of the Project in mid-2002 to identify new approaches that would reduce both the capital cost to the start of production and future operating costs. The review was supported and complimented by a substantial amount of work done by independent engineers and contractors. The review was documented and compiled into an in-house report to assist management in determining the prospects for development of the Project at gold and silver prices prevailing in late-2006. The review indicated reasonable prospects for the development of the Project.

The Company retracted the historical mineral reserve estimates, which were based on the report prepared by M3 in 1998, in 2005 on the basis that they were out of date and not supported by National Instrument NI 43-101 (“NI 43-101”), being the Canadian regulation that governs the disclosure of technical information by natural resource companies. Past disclosure of mineral reserve estimates should accordingly not be relied upon.

The Company engaged SRK Consulting (U.S.), Inc. (“SRK”), Lakewood, Colorado in 2005 to prepare a NI 43-101 compliant technical report (the “Technical Report”) to validate and confirm the mineral resource estimates in compliance with NI 43-101. SRK released the Technical Report on March 6, 2006. The mineral resource estimates were confirmed as set out in more detail below.

The Company engaged Norwest Corporation (“Norwest”), Vancouver 2007 to prepare a further Technical Report to assess mineral reserves for the Project as part of an independent feasibility study based upon the technical work that had been completed to the end of 2006. The results of the Norwest study were disclosed in a press release on December 14, 2007 as set out in more detail below.

There are a number of risks associated with the Project and readers are urged to consider the risks set out below and possible other risks, in order to obtain an understanding of the Project.

The registered office of the Company is located at 1200 - 750 West Pender Street, Vancouver, British Columbia V6C 2T8 and its executive offices are located at 6411 Imperial Ave., West Vancouver, BC, V7W 2J5.

The U.S. dollar is used in this Form 10-K and quantities are reported in Metric units with Imperial units in brackets.

Project Background

The Project is located approximately 8 km (5 mi) south of Mojave in Kern County in southern California.

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

Exploration & Mineral Resources

The Soledad Mountain mineral deposit is hosted in a volcanic sequence of rhyolite porphyries, quartz latites and bedded pyroclastics that occur on a large dome-shaped feature, called Soledad Mountain, along the margins of a collapsed caldera. Higher-grade precious metals mineralization is associated with steeply dipping, epithermal veins, which occupy faults and fracture zones that cross cut the rock units and generally trend northwest. The veins are contained within siliceous envelopes of lower-grade mineralization that forms the bulk of the mineral resource.

The primary rock types that occur on the Property are rhyolite porphyry and flow-banded rhyolite, quartz latite porphyry, pyroclastics and siliceous vein material. Little or no clay occurs in any of the rocks and the rocks contain upwards of 60 % Si as SiO2. Rhyolite porphyry and flow-banded rhyolite were grouped as a single rock type for the metallurgical test work.

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

SRK and AMEC E&C Services, Inc. (AMEC acquired MRDI in 2000) did an exhaustive review of the database information and this included the MRDI recommendations from 2000 and audited the geological model over a period of five months in late 2005 and early 2006. Linear kriging was used to estimate gold and silver grades for all blocks in the model. SRK released the Technical Report on March 6, 2006.

Mineral resources were classified as follows:

- Measured – first drill hole or crosscut within 21 m (70 ft) and a second drill hole or crosscut within 30 m (100 ft).

- Indicated - first drill hole or crosscut within 43 m (140 ft) and a second drill hole or crosscut within 61 m (200 ft).

- Inferred – everything beyond measured and indicated, but with two drill holes or cross-cuts within 91 m (300 ft) and this is more restrictive than the MRDI recommendation from 2000.

Note that mineral resources are not mineral reserves and do not have demonstrated economic viability.

Cautionary note to U.S. investors concerning estimates of measured or indicated resources: This section uses the terms “measured resources” and “indicated resources”. We advise U.S. investors that while these terms are recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize them.

Soledad Mountain Project - Measured & Indicated Mineral Resources

			Grade
			AuEq		Gold		Silver
Category	t	ton	g/t	oz/ton	g/t	oz/ton	g/t	oz/ton
Measured	39,720,000	43,692,000	1.118	0.033	0.926	0.027	14.86	0.43
Indicated	50,774,000	55,851,000	0.789	0.023	0.603	0.018	11.47	0.33
Total & Average	90,494,000	99,543,000	0.912	0.027	0.744	0.022	12.96	0.38

Cautionary note to U.S. investors concerning estimates of inferred resources: This section uses the term “inferred resources.” We advise U.S. investors that while this term is recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize it. Inferred resources have great uncertainty as to their existence, and great uncertainty as to the economic feasibility of exploiting these in a mining operation. Under Canadian rules, estimates of an inferred resource may not form the basis of pre-feasibility or feasibility studies except in rare cases. Investors are cautioned not to assume that all of or part of an inferred resource exists or will be economically exploitable.

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

Infill Drilling Program

The Company has prepared a drilling program with 40 drill holes and approximately 7,200 m (23,500 ft) of drilling, designed to test a portion of the material classified as inferred within pit shells constructed in 2007. SRK concurred in the Technical Report that strategically targeted drilling could upgrade a significant portion of the inferred to the measured or indicated categories.

Mineral Reserves

The Company engaged Norwest in January 2007 to prepare a NI 43-101 compliant Technical Report to assess mineral reserves for the Project as part of an independent feasibility study based upon the technical work that had been completed to the end of 2006. The results of the Norwest study were disclosed in a press release on December 14, 2007.

The mineral reserve estimates as calculated by Norwest are set out in the table below.

Soledad Mountain Project - Proven and Probable Mineral Reserves

			Diluted Grades
			Gold		Silver
Reserve Category	t	ton	g/t	oz/ton	g/t	oz/ton
Proven	27,705,500	30,476,000	0.819	0.0239	13.82	0.403
Probable	18,861,800	20,748,000	0.535	0.0156	11.69	0.341
Total & Average	46,567,300	51,224,000	0.703	0.0205	12.96	0.378

Cautionary note to U.S. investors concerning estimates of proven or probable reserves: This section uses the terms “proven reserves” and “probable reserves”. We advise U.S. investors that these terms are defined strictly in accordance with applicable Canadian regulations.

Sean Ennis, P.Eng., of Norwest Corporation, a Qualified Person as described in NI 43-101, signed the Technical Report. The Technical Report is available on the Company’s web site at www.goldenqueen.com.

The gold-equivalent cut-off grade for the calculation mineral reserves is 0.51 g/t (0.015 oz/ton) AuEq.

Norwest allowed for ore loss of 2.5 % and 15 % dilution at a zero grade in calculating the mineral reserves.

Exploration Potential

Additional geological targets have been identified on the Property. These targets are generally peripheral (east, south and west) to the currently defined mineral resources. In the east, two additional zones of quartz stringer veins have been mapped in the hanging wall of the Karma/Ajax vein system. Toward the south, an extension of the Silver Queen vein system is open and additional vein splits have been mapped on surface. Also, an extension of the Golden Queen vein system appears to be offset by an east-west trending fault. Initial drill results indicate widths of 8 m (26 ft) with good gold and silver grades.

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

Independent Feasibility Study Completed By Norwest Corporation

Norwest completed a feasibility study and Technical Report for the Project and the results were released in a press release on December 14, 2007.

The following are the parameters used in the base case cash flow projection:

- Gold and silver prices of $600.00/oz and $12.00/oz respectively
- An analysis on an all-equity basis with lease financing of the primary mining equipment and
- A 10 % contingency on capital and operating costs.

The Project has a projected internal rate of return (“IRR”) on capital employed of 19 % before taxes with a payback of approximately 4 years. The net present value (“NPV”) is $66.5million with discount rate of 5.0 % and the undiscounted, cumulative, net cash flow is $120million. The contribution of gold and silver to gross revenues is projected to be 84 % and 16 % respectively with an average cash operating cost per ounce of gold produced, net of silver credits, of $420/oz. To provide a comparison, the same mining scenario without the 10 % contingency on operating costs has an IRR of 23 % before taxes, a NPV of $93.3million with a discount rate of 5 % and an undiscounted, cumulative net cash flow of $158million.

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

The Company drilled five diamond drill holes in 1997 specifically to obtain rock strength parameters for further slope stability analyses. An independent consulting engineer did further slope stability analyses and confirmed the ultimate slope angle of 55o. Norwest use an inter-ramp slope angle of 55o for the mine design done in 2007.

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

Waste rock dumps will be constructed using an angle of repose of 37o (1.3:1.0) and a specific volume of 18.1 ft3/ton that represents a 30 % net swell after allowing for partial compaction in the heap. Dumps will be re-sloped to 27o (2.0:1.0) as part of closure and reclamation. The toes of the re-sloped dumps will also remain within the disturbed area boundary.

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

Norwest determined the detailed open pit equipment requirements and capital and operating costs.

Planned mining rates are 13,000 tons of ore and 27,000 tons of waste rock per day or 4.55 million tons of ore and 9.45 million tons of waste rock per year for a combined total of 14.0 million tons per year and these have been reduced from the earlier planned mining rates. Mine life has increased from 7 years to 12 years. The total quantity of ore to be mined, crushed and screened and stacked on the heap leach pads is estimated to be 51.2 million tons. Total waste rock mined is 108.4 million tons of which 19.0 million tons is expected to be sold as aggregate and 89.4 million is expected to be disposed of in a number of waste rock management units on site. The average stripping ratio is 2.12:1.0.

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

The open pit design done by Norwest assumed a loaded downhill ore haul to the primary crusher for the life of the mine. The intent is to replace trucks with a downhill pipe conveyor to convey ore for a number of the mining phases with a reduction in the number of trucks required. Ore will be crushed by an in-pit, portable, primary crusher and fed to the pipe conveyor and conveyed to the coarse ore stockpile. The length of the pipe conveyor will be approximately 1500 ft. Various alternative mine designs are being explored in an effort to make the best possible use of the pipe conveyor and detailed engineering for this application remains to be completed.

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

Test work done on Soledad Mountain ores from 1989 to 2007 shows that these ores are readily amenable to heap leaching provided the ore is crushed and/or ground to relatively small sizes. Gold and silver recoveries of 78.0 % and 60.0 % respectively and a range of parameters required to design a heap leach operation, such as agglomerate strength, percolation rates under load and the consumption of cyanide and other reagents, were determined.

It was proposed to crush and screen ore to 100% - 8mesh or 100% - 2.37 mm and a four-stage crushing and screening plant using vertical shaft impact crushers in the third and fourth crushing stages was designed for the Project in the 1990s. This approach is referred to as conventional crushing in the following analysis. The Company did a review that provided new insights into the historical test results in 2002. An alternative flow sheet was developed for the Project in late 2002, based upon the use of a high-pressure grinding roll (“HPGR”). The Company, in consultation with an independent engineering firm experienced in HPGR design, prepared a detailed flow sheet for the Project based on an HPGR.

Confirmation HPGR tests were required to provide the following:

- The design parameters to both size the equipment and determine the motor sizes for the HPGR;
- The target particle size distributions for the commercial operation; and
- Information to finalize the flow sheet, e.g. the need to recycle edge material.

Samples of rhyolite ore and quartz latite ore were collected for the HPGR tests in July 2003 and in March 2004 respectively. The samples were crushed to 100 % passing 32 mm and 35 mm respectively by McClelland Laboratories, Inc. (“MLI”), an independent metallurgical laboratory located in Sparks, Nevada. The samples were shipped by airfreight to two HPGR manufacturers in Germany where the actual HPGR tests were done. The crushed samples were returned to the laboratory in Nevada for confirmation leach test work. The following conclusions were drawn based upon the results of bottle roll and column leach tests:

Recoveries are higher with longer leach times and this confirms the historical findings;

Recoveries increase with a finer crushed product and this effect is especially pronounced for silver; and Recoveries for the HPGR products are consistently higher and extraction rates faster than those obtained from conventional crusher products – the evidence is that this is due to penetration of leach solution into micro-cracks that are created by the high specific press force applied to the ore particles in the HPGR.

The detailed analysis of the leached residues or tails indicated that tests should be done on a high-grade and a low-grade sample to obtain data for the complete range of expected head grades. Two rhyolite samples were taken for this test work in April 2006. The total weight of the two samples was approximately 2,100 kg (4,600 lb). The samples were shipped by truck to MLI for first-stage crushing and then by airfreight to a HPGR manufacturers’ laboratory in Germany where the HPGR tests were done. The samples were returned to MLI and bottle roll tests and column leach tests were started in July and completed in December 2006. Final test results were received and analyzed in detail.

The Company now estimates the following recoveries based upon the tails analysis:

Primary Rock Types	Proportion	Gold	Silver
	%	%	%
Pyroclastics	10.5	85.4	52.5
Quartz Latite	21.3	89.9	52.5
Rhyolite	68.1	83.4	52.5
Undefined	0.1	Average	Average
Total & Average	100.0	85.0	52.5

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

An independent consulting engineering firm did the design of the crushing-screening plant including the HPGR in 2006 and this design was revised in detail in 2008.

The HPGR consists basically of two counter-rotating rolls – one a fixed roll and the other a ‘floating’ roll. The ‘floating’ roll is mounted on and can move freely on two slides and the grinding forces are applied to the ‘floating’ roll by four hydraulic rams. Ore is choke-fed to the gap between the rolls and comminution takes place by inter-particle crushing in the bed of particles. The gap between the rolls is determined by the nip-in characteristics of the feed and the total grinding force applied, which in turn depends upon pressures in the hydraulic system. Each roll is driven by an electric motor via a planetary gear reducer. The total grinding force can range from 750 kN to 20,000 kN and pressures in the gap can range from 50 MPa to 250 MPa. The unconfined compressive strengths of Soledad Mountain ores range from 2.2 MPa to 118.9 MPa by comparison.

Comminution in the HPGR is achieved without impact and essentially without attrition of the wear protection on the surface of the rolls.

Merrill-Crowe Plant

Gold and silver are typically recovered in a heap leach operation by dissolution in a dilute sodium-cyanide solution and then by precipitation with zinc or adsorption on activated carbon. The zinc precipitation process, referred to as the Merrill-Crowe process after its developers, is used to recover gold and silver when the silver to gold ratio in solution is greater than 10 to 1. The silver to gold ratio is expected to average 15:1 for the Project and a Merrill-Crowe precipitation plant will therefore be required. In the Merrill-Crowe process, zinc dust is metered into the deaerated, pregnant solution and gold and silver are precipitated as micron-sized, metallic particles. The precipitate is dried, mixed with selected fluxes and melted in an induction furnace. The molten mix of gold and silver, i.e. the dorè, is poured into molds. The dorè is cooled, cleaned and shipped to a commercial refinery where gold and silver bullion are produced for final sale.

The Merrill-Crowe process is highly efficient and recoveries in a commercial plant typically range upwards of 98%.

Independent consulting engineering firms did detailed designs for the Merrill-Crowe plant and this includes the refinery and for an analytical laboratory.

The Heap Leach Pad And The Heap

A dilute, sodium-cyanide solution will be used to extract gold and silver in the heap leach operation. Extensive procedures will be put in place to protect workers and the environment. The cyanide will be received in a dissolved form by truck directly from the manufacturer and will be pumped to a storage tank on site and from there to the process. An alternative is to receive delivery of the cyanide in dry form and the facilities have been designed to accept delivery of cyanide in either form.

An independent consulting engineering firm is responsible for the design of the heap the leach facility, which has been designed for zero discharge. The design contemplates that the first heap leach pad to be constructed, the Phase 1 pad, will be located on the northern side of Soledad Mountain. A second heap leach pad, the Phase 2 pad, will be located on the western side of Soledad Mountain if required. The Phase 1 pad will be a dedicated pad, i.e. ore will be stacked, leached, rinsed and left in place on the pad for final reclamation. The following are the design criteria for the Phase 1 pad:

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
  Nominal capacity of the pad is 46.5million t (51.2million ton) and
  The heap is to be constructed in 3 stages and each stage is to be divided into 2 hydraulically isolated zones, i.e. Zone 1 and Zone 2 for a total of 6 zones

The Phase 1 pad will be lined with a composite liner consisting of a compacted soil liner and a geomembrane. The geomembrane will in turn be covered and protected by 45 cm (18 inch) of a crushed liner protection fill that will act as a drainage layer. A network of perforated pipes will be installed in the liner protection fill. Solution will drain by gravity to a pump box and will be pumped to the Merrill-Crowe plant where gold and silver will be extracted from the pregnant solution. The barren solution will be pumped to the heap with vertical turbine pumps and drip emitters will be used on the heap to limit evaporation losses. A proposed overflow pond is located east and downstream of the pump box.

Detailed site investigations were done in the area where the Phase 1 pad will be constructed in 2004 and again in 2006. The design of the Phase 1 pad for construction has been completed.

The design of the heap leach pad meets all applicable regulatory requirements.

An equipment manufacturer did the heap leach stacking study for the conveying and stacking system.

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

A detailed study of the site hydrogeology was completed in 2006 to confirm that groundwater would be a dependable source of water for the Project. As many as 35 wells have been drilled in the greater Project area in the past. Records for some of these wells plus step rate test data from production well PW-1 drilled by the Company indicate that, initially, two production wells can provide the maximum estimated water requirement of 147.6 m3/h (650 gal/min). Production well PW-1 is located approximately 1km (3,000 ft) north of the Project. A second production well was drilled approximately 300 m (1,000 ft) north of well PW-1 and cased and tested and a third production well, PW-3, was drilled in an area west of the Project in November 2008. Development of PW-3 remains to be completed..

Water samples taken from five monitoring wells on site indicate that groundwater can be used in the heap leach process without pre-treatment.

An independent consulting engineering firm did the design for the water supply and the process water and firewater distribution systems

The Company filed an application for a water service connection with Antelope Valley – East Kern Water Agency in February 2008 to provide a backup water supply. This was mandated as one of the conditions of approval in the Conditional Use Permits that were issued in 1997. The possibility of water banking is also being discussed.

Power Supply

The regional utility, Southern California Edison (“SCE”), will supply power.

A main power line with two sets of conductors currently reaches the eastern property boundary. The top set of conductors carries 66 kV while the bottom set of conductors carries 12,460 V and these are the common primary voltages in SCE territory.

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

An independent consulting engineering firm did a detailed motor list and estimated the power consumption for a commercial heap leach operation..

Assay Laboratory, Offices & Workshop/Warehouse

The detailed designs for all services required for a mining operation such as an assay laboratory, office, workshop and warehouse and diesel fuel and gasoline storage have been completed.

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

Aggregate

It is expected that a byproduct aggregate and construction materials business can be developed once the heap leach operation is in full production, based on the location of the Project in southern California with close proximity to major highways and railway lines. The source of raw materials would be quality waste rock specifically stockpiled for this purpose. The waste rock can be classified into a range of products such as riprap, crushed stone and sand with little further processing. Test work done in the 1990s confirmed the suitability of waste rock as aggregate and construction material. The waste rock could be sold over an extended mine life greater than 30 years. The Company has received an expression of interest from an aggregate producer with experience in southern California markets and this is being actively pursued.

Wind Power

A large number of wind turbines are located in an area between the Project and a range of mountains to the northwest of the Project..

A company based in Mojave has investigated the feasibility of using Soledad Mountain as a base for a commercial installation of wind turbines and has had discussions with the Company. Initial indications are that Soledad Mountain would be a good site and could accommodate a number of wind turbines without interfering with the mining operation. The first step is to determine wind speed over an extended period of time and this is where the two companies have agreed to cooperate. The company has now erected two wind monitoring stations on property controlled by the Company and this has added to the information that has been generated from the upwind meteorological station installed by the Company just north of Silver Queen Road in 2006.

Wind power could only be a supplemental source of power for the Project as it would still be necessary for the local utility to provide power during periods when there is little or no wind.

Environmental Issues & Permits

General

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

An independent consulting engineering firm reviewed the major approvals and permits that were issued for the Project in the late 1990s and the current regulatory environment in California in 2005. Additional work was indicated due to the time that had passed since the permits were first issued and changes that have been made in the Project. There have also been changes in regulations imposed by two levels of government in California. No significant environmental issues were however identified in the review and furthermore, the footprint of the Project as presently defined has been reduced in both a physical and an environmental sense.

Environmental issues and the status of approvals and permits are summarized in the following sections.

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

The environmental setting of the Project was documented in a number of baseline studies prepared between 1990 and 1997. The Kern County Board of Supervisors unanimously approved two Conditional Use Permits (“CUP”) for the Project in September 1997 (i.e. CUP Case No. 41, Map No. 213 and CUP Case No. 22, Map No. 214). The Bureau of Land Management subsequently issued its Record of Decision approving the Plan of Operations under NEPA in November 1997.

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

The Company completed an Application for a revised Surface Mining and Reclamation Plan, which was submitted to the Kern County Planning Department (the “Planning Department”) in April 2007. The Planning Department completed its review of the Application and deemed the Application complete as set out in July 2007. The Planning Department noted that changes proposed for the Project constituted new information that required evaluation of potential impacts and mitigation in a supplemental EIR. The Planning Department issued a Request for Proposal to prepare the supplemental EIR to a total of 17 qualified consultants in October 2007. The Chambers Group was awarded the contract to prepare the supplemental EIR. The Company signed an agreement with the Planning Department in February 2008 and made a payment of $55,000 which was 50 % of the cost of preparing the supplemental EIR. This agreement was approved by the Kern County Board of Supervisors at its regular meeting on March 11, 2008.

The kickoff meeting with the Chambers Group was held on the afternoon of March 12, 2008. The Chambers Group completed the initial review of information provided by the Planning Department and issued a draft Notice of Preparation by mid-June. The Planning Department then terminated the agreement with the Chambers Group due to a conflict of interest related to another project. The Planning Department mailed the Notice of Preparation and the supporting reports to agencies on the mailing list on August 18 with a deadline for responses by September 17. A total of 66 sets of information were mailed by the Planning Department directly plus a further 15 sets were mailed by the State Clearinghouse.

The State Office of Mine Reclamation (the “OMR”), accompanied by the Planning Department and Company management, met on site for a due diligence review on September 16, 2008. The OMR indicated that it would require additional time beyond the September 17, 2008 deadline to prepare comments on the Project.

The Planning Department received nine comment letters by September 17, 2008 and two additional comment letters at the end of September plus a twelfth comment letter more recently. The OMR submitted comments to the Planning Department on September 30, 2008.

The County selected RGP Planning and Development Services (“RGP”) to continue with the preparation of the supplemental EIR. The agreement with RGP was approved by the Kern County Board of Supervisors at its regular meeting on October 14, 2008. The estimated cost of the work to be done by RGP is $123,800 and the Company paid this amount on September 25, 2008.

A scoping meeting was held on site attended by RGP, the Planning Department, and Company management.

The Company submitted responses to ten of the comment letters referred to above to the Planning Department on November 27, 2008 and responses to the OMR’s comment letter on December 16, 2008.

RGP prepared a Progress Report, which the Planning Department made available to the public on December 30, 2008.

The following two items are of note:

  The Company completed a number of studies and did significant work on site between 2005 and 2008 to document that the environmental setting for the Project had not changed since 1997. The studies have been submitted to the Planning Department.
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

Air Quality

Background Information

The Project lies within the Southeast Desert Air Basin, which falls under the jurisdiction of the Kern County Air Pollution Control District (“KCAPCD”). The district is charged to regulate sources of air pollution within the basin, pursuant to authority granted under the federal Clean Air Act.

The area is designated as unclassified for PM10 emissions (that portion of the total suspended particulates less than 10 microns in size) and as a non-attainment area for ozone. The typically windy conditions and very dry nature of the area are responsible for high background PM10 levels recorded at several nearby monitoring stations.

Fugitive dust from a mining operation on the Property, combined with background dust, may result in unacceptable levels of PM10 emissions in the surrounding areas, especially downwind, and this may present the greatest potential environmental issue for the Project. A PM10 level of 44 micrograms per cubic meter was projected by computer modeling for a mining rate of 27 million t (30 million ton) in 1996. This level is below the California attainment standard of 50 micrograms per cubic meter and the Federal standard of 150 micrograms per cubic meter. However, the Company believes that it will achieve compliance with applicable standards by a greater margin, as the modeling methodology assumes worst-case conditions, which are considered unlikely to be encountered in the actual operation based on the planned use of commonly accepted dust control techniques in all phases of the operation.

The Planning Department requested that the Air Quality Assessment and Health Risk Assessment for the Project be redone in February 2009 to provide current information for the supplemental EIR and this work is currently underway.

KCAPCD transferred an Emission Reduction Credit Certificate from Cactus Gold Mines Company to the Project in February 1999 and this remains valid.

Authority To Construct & Permit To Operate

The Company had obtained seven Authority To Construct permits dated March 16, 2002. These permits expired on March 16, 2004 and were not renewed due to changes anticipated in the Project.

An engineering company based in Bakersfield was asked to assess air quality for the Project in February 2006 and to obtain the Authority To Construct permits in April 2006. The company did calculations and submitted a report to the KCAPCD in September 2006. The Company submitted Applications for Authority to Construct permits on June 8, 2007. The Authority To Construct permits will be issued once the supplemental EIR is certified.

The Authority To Construct permits are converted to a Permit To Operate after construction has been completed and subject to inspection by the KCAPCD.

Meteorological Monitoring Station

The Company was required to install both upwind and downwind meteorological monitoring stations before the start of production and decided to proceed with the upwind monitoring station in May 2006 to add to the background database. The station was designed by Air Sciences Inc., Golden, Colorado and commissioned in September 2006. The KCAPCD approved the design of the station in October 2006. Data is being recorded on a continuous basis and quarterly reports are being issued to the KCAPCD.

The equipment for the downwind meteorological monitoring station has been purchased and is in storage in Mojave.

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

The Lahontan Regional Water Quality Control Board (the “Regional Board”) is responsible for ensuring compliance with the federal Clean Water Act and California’s Porter-Cologne Water Quality Act. The Company submitted a Report of Waste Discharge (“ROWD”), prepared by a company based in Bakersfield to the Regional Board in June 1997. The Regional Board adopted Board Order No. 6-98-9 in March 1998 at a meeting held in Lancaster and this set the Waste Discharge Requirements for the Project.

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

The Regional Board has completed its assessment of the revised ROWD and has prepared draft Waste Discharge Requirements for the Project. The Regional Board will wait for confirmation from the Planning Department that the supplemental EIR has been certified before adopting a revised Board Order and setting Waste Discharge Requirements for the Project.

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
  Reclamation will proceed concurrently where feasible, but is nonetheless expected to require two years following ending of all mining and the processing and sale of aggregate and construction materials.
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

The Company provided reclamation financial assurance in the form of a Payment Bond Certificate backed by a Certificate Of Deposit with Union Bank of California in the amount of $271,808.00 on September 2, 2008. The estimate for reclamation of historical disturbances on the property for 2009 is $286,653. The financial assurance is reassessed annually.

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

Offices and Employees

The Company’s principal executive offices are located in Vancouver at 6411 Imperial Ave., West Vancouver, BC, V7W 2J5, Canada.

Item 1A. Risk Factors.

The following is a brief discussion of those distinctive or special characteristics of the Company’s operations and the industry in which it operates, which may have a material impact on, or constitutes risk factors in respect of, the Company’s future financial performance and in respect of an investment in the Company. These risk factors should be read in conjunction with disclosure on business and risks appearing in this Form 10-K and elsewhere.

The Likelihood Of Continued Losses From Operations

The Company has had no revenue from operations and has incurred cumulative losses from inception through December 31, 2008 of $49,417,584. Losses are expected to continue until such time as the Company can economically produce and sell gold and silver and aggregate from the Project. Continued losses will require that the Company raise additional funds by equity or debt financing, failing which it will not be able to continue operations.

Ability To Continue As A Going Concern

The Company has had no revenues from operations since inception and has a deficit of $49,417,584 accumulated during the exploration stage. In addition we have significant costs associated with ongoing operations and advancing the Project that we are presently funding primarily through the sale of our common shares.

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

The Need for Significant Additional Financing

If approvals and permits are secured for the Project and a production decision is made, the Company will need significant additional financing to develop the Project into an operating mine and estimates that this could range as high as $100 million plus working capital. The Company expects to finance the construction and to secure the necessary working capital from either additional sales of common shares, from bank or other borrowings or, alternatively, through a joint venture. However, the Company has no commitment for the underwriting of additional shares or for bank financing, and it is not a party to any agreement or arrangement providing for a joint venture. Whether and to what extent project financing can be secured will depend on a number of factors, including gold and silver prices. Gold and silver prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as the strength of the U.S. dollar and foreign currencies, global and regional demand, and global or regional political or economic events. If financing is not obtained, the Company will not be able to develop the Project and would be forced to seek alternatives to its current business plan, including disposing of its interests in the Property.

Passive Foreign Investment Company

The Company may be classified as a passive foreign investment company. United States investors should seek independent advice from tax advisors to discuss any tax consequences.

We must secure approvals and permits.

The Company must secure all approvals and permits as set out above. The Company has been persistent in its efforts to secure approvals and permits, however, there is no assurance that these can ultimately be secured and this remains a significant risk.

Our ability to obtain mine financing is likely dependant on the price of gold and silver remaining at current levels, which, given historical fluctuations, can vary significantly.

Project financing will depend upon current price levels for gold and silver being sustained for the foreseeable future. The current price levels of gold and silver have not been attained since the early 1980s and there is no guarantee that prices will remain at the current high levels. Gold prices historically have fluctuated widely and are affected by numerous factors outside of our control including industrial and retail demand, central bank lending, sales and purchases of gold, forward sales of gold by producers and speculators, levels of gold production, short-term changes in supply and demand because of speculative hedging activities, confidence in the global monetary system, expectations of the future rate of inflation, the strength of the U.S. dollar (the currency in which the price of gold is generally quoted), interest rates and global or regional political or economic events.

The following table summarizes the historical prices for gold and silver as at the closing dates noted, based on the p.m. London Fix Prices:

Date	Gold	Silver
January 2, 2009	$874.50	$11.08
January 2, 2008	$840.75	$14.93
January 2, 2007	$640.75	$13.01
January 3, 2006	$530.00	$9.040
January 4, 2005	$427.75	$6.390
January 2, 2004	$415.25	$5.985
January 3, 2000	$281.50	$5.302

The agreements with landholders need ongoing monitoring.

The Company monitors the status of agreements with landholders on a regular basis in order to protect the Company’s interests in the Property. There can be no assurance that the Company will continue to be able to retain its interests in the Property through negotiations with landowners, or that the cost of retaining its interests will not increase significantly as a result of future negotiations. The future of the Project is dependant upon maintaining control of the Property. Without land and mineral rights, the Company has no basis for continuing with its activities. While each and every property has its own value and unique purpose in the overall mine plan, the feasibility of the Project will depend on the Company’s ability to maintain control of the Property as a whole. Failure to keep property agreements in good standing may result in a loss of control, which, if material to the Project, would prevent the Company from developing the Project.

We rely extensively on the services of our President, Mr. Lutz Klingmann, who has considerable current knowledge of our operations, including the Soledad Mountain Project, and the loss of his services would likely result in delay and cost associated with acquiring and training additional management.

Since 2002, Mr. Lutz Klingmann, our President, has been largely responsible for most of the operations of the Company, including work on the Project. The successful development of the Project as currently envisioned by management is dependent to a significant extent on the efforts and abilities of Mr. Klingmann. Investors must be willing to rely to a significant extent on management’s discretion and judgment. We do not maintain key employee insurance on Mr. Klingmann and the loss of his services would likely have an adverse affect on Company operations and plans, until such time as a replacement can be located and brought current on Company plans and operations.

The notes to our financial statements raise the issue of our ability to continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business.

The Company has had no revenues from operations since inception, and has a deficit of $49,417,584 accumulated during the exploration stage. In addition the Company has significant costs associated with ongoing operations and advancing the Project that are presently being funded primarily through the sale of the Company’s common shares. The Company’s ability to obtain financing for ongoing activities and maintain solvency or to finance the development of the Project, is dependent on equity market conditions, the market for precious metals, the willingness of other parties to lend the Company money or the ability to find a joint venture partner. There can be no assurance that the Company will be successful at raising these funds, which in turn raises substantial doubt about the Company’s ability to continue as a going concern.

Risks and Contingencies Associated with the Mining Industry Generally

In addition to the risks noted above, the Company is subject to all of the risks inherent in the mining industry, including environmental risks, fluctuating metals prices, industrial accidents, labor disputes, unusual or unexpected geologic formations, cave-ins, flooding, earth quakes and periodic interruptions due to inclement weather. These risks could result in damage to, or destruction of, production facilities, personal injury, environmental damage, delays, monetary losses and legal liability. Although the Company maintains or can be expected to maintain insurance within ranges of coverage consistent with industry practice, no assurance can be given that such insurance will be available at economically feasible premiums. Insurance against environmental risks (including pollution or other hazards resulting from the disposal of waste products generated from production activities) is not generally available to the Company or other companies in the mining industry. If subjected to environmental liabilities, the payment of such liabilities would reduce available funds. If the Company is unable to fund fully the cost of remedying an environmental problem, the Company might be required to suspend operations or enter into interim compliance measures pending completion of remedial activities.

Most of our directors are ordinarily resident outside of the United States and accordingly it may be difficult to effect service of process on them, or to enforce any legal judgment against them.

With the exception of Thomas Clay, our directors namely Edward G. Thompson, Chester Shynkaryk, Gordon C. Gutrath, and H. Lutz Klingmann are residents of Canada. Consequently, it may be difficult for U.S. investors to effect service of process within the U.S. upon these directors, or to realize in the U.S. upon judgments of U.S. courts predicated upon civil liabilities under the U.S. securities laws. A judgment of a U.S. court predicated solely upon such civil liabilities would probably be enforceable in Canada by a Canadian court if the U.S. court in which the judgment was obtained had jurisdiction, as determined by the Canadian court, in the matter. There is substantial doubt whether an original action could be brought successfully in Canada against any of such directors predicated solely upon such civil liabilities.

Because our common shares will likely trade at prices below $5.00 per share, and because we will not be listed on a national U.S. exchange, there are additional regulations imposed on U.S. broker-dealers trading in our shares that may make it more difficult for you to resell our shares through a U.S. broker-dealer.

Because of U.S. rules that apply to shares with a market price of less than $5.00 per share, known as the “penny stock rules”, investors will find it more difficult to sell their securities in the U.S. through a U.S. broker dealer. The penny stock rules will probably apply to trades in our shares. These rules in most cases require a broker-dealer to deliver a standardized risk disclosure document to a potential purchaser of the securities, along with additional information including current bid and offer quotations, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, and to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Land Ownership and Mining Rights

The Company acquired its initial property interests in 1985 and has since acquired additional properties in the area. The Company holds or controls via agreement 33 patented lode mining claims, 134 unpatented lode mining claims, 1 patented millsite and 12 unpatented millsites. The Property is located west of California State Highway 14 and lies largely south of Silver Queen Road covering all of Section 6 and portions of Sections 5, 7 and 8 in Township 10 North, Range 12 West; portions of Sections 1 and 12 in Township 10 North, Range 13 West; portions of Section 18 in Township 9 North, Range 12 West, and portions of Section 32 in Township 11 North, Range 12 West, all from the San Bernardino Baseline and Meridian.

The Company holds the properties under mining lease agreements with 63 individual landholders, two groups of landholders and three incorporated entities. The land required for the Project has therefore either been secured under one of these agreements or is controlled by the Company through ownership of the land in fee or where the Company holds patented and unpatented mining claims or millsites. The mining lease agreements were entered into from 1986 onwards.

The Company owns 626.6 acres of fee land in the area surrounding Section 6. The land is required for the construction of the ancillary facilities required for a mining operation, for the construction of the heap leach pads and for waste rock disposal. The area that will be disturbed by the Project is a 369 hectare-block (912 acres) within the total area of approximately 366 hectares (3,500 acres) owned, held or controlled by the Company. The Company also owns four residential properties with buildings north of Silver Queen Road and four residential properties west of Soledad Mountain.

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

Land Survey

A U.S. mineral surveyor licensed in California has completed a survey of the patented and unpatented lode mining claims in Section 6, T10N, R2W and Section 32, T11N, R12W. A claim status map and Royalty Map have been prepared. The Company has confirmed that there are no gaps in its land holdings in the project area.

Royalties

The Company is required to make advance, minimum royalty payments under a number of the mining lease agreements. With one exception, the Company will receive a credit for the advance minimum royalty payments on commencement of commercial production. Most of the royalties are of the net smelter return (“NSR”) type and are based on a sliding scale, with the percentage amount of the royalty depending upon the ore grades on the particular property to which the royalty relates. Weighted average royalty rates will range from a low of 2.7 % to a high of 5.0% depending upon the area being mined and gold and silver prices. The agreements also typically provide for an additional royalty if non-mineral commodities, such as aggregates, are produced and sold. The area of interest has been divided into 14 royalty groups and an accurate Royalty Map is critical to ensure that future royalty payments can be calculated and correctly paid to landholders. The Royalty Map has been prepared by a U.S. mineral surveyor.

Property Interests Are In Good Standing

The Company made advance, minimum royalty payments of $100,000 to a landowner, Southwestern Refining Corporation, in 2004. The Company did not however make the advance, minimum royalty payment of $100,000 to Southwestern Refining Corporation in 2005. The Company reached an agreement with Southwestern Refining Corporation on an amendment of the mining lease agreement to extend this for a further twenty years and paid $100,000 for advance, minimum royalties owed for 2005. No advance, minimum royalty payments were due for 2006 and 2007 under the amendment and the advance, minimum royalty payments were paid again from April 2008 onwards. The Company will receive a credit representing 50 % of all advance royalty paid and use it against future production royalties.

The Company had disclosed in its Form 10-K for the fiscal year ended December 31, 2007 that not all property interests were in good standing. The total advance minimum royalty owing to landholders was $714,137. The Company contacted all landholders and paid $666,103 in second, third and fourth quarters of 2008 with a further $48,034 payable to be paid to the remaining rightful landholders. The advance minimum royalty owing for 2009 is approximately $160,000.

A mining lease agreement with one group of landholders expired in 2004 and the Company has prepared a new mining lease agreement for discussion with the group of landholders. The proposed advance, minimum royalty payable to the group of landholders starting in 2009 is $7,500 per year.

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

Item 3. Legal Proceedings.

To the best of our knowledge, there are no legal actions pending, threatened or contemplated against the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of 2008.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market and Trading Price

The common shares of the Company are listed and traded on The Toronto Stock Exchange under the trading symbol “GQM”. The high and low sales prices of the common shares as traded on The Toronto Stock Exchange for the calendar periods indicated are set out in the table below. All prices are reported in Canadian dollars.

Year ended December 31		High	Low
2008	Fourth Quarter	$0.39	$0.15
	Third Quarter	0.96	0.30
	Second Quarter	1.11	0.82
	First Quarter	1.29	0.75
2007	Fourth Quarter	$0.91	$0.71
	Third Quarter	0.92	0.65
	Second Quarter	1.04	0.72
	First Quarter	1.10	0.80

Exchange Rates

The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in New York City for cable transfers in Canadian dollars. Such rates are the number of Canadian dollars per one (1) U.S. dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for U.S. dollars per CDN$1.00. As of December 31, 2008, the Federal Reserve Bank of New York discontinued the publication of foreign exchange rates. The exchange rates in the table below for the periods January 2009 and February 2009 are the number of Canadian dollars per one (1) U.S. dollar quoted by the Bank of Canada. On March 23, 2009, the exchange rate was US$1.00 per CDN$1.2323. The high and low exchange rates for each month during the previous six months were as follows:

	High	Low
February 2009	1.2890	1.2192
January 2009	1.2741	1.1823
December 2008	1.2971	1.1962
November 2008	1.2850	1.1502
October 2008	1.2935	1.0607
September 2008	1.0797	1.0338

Exchange rate information as at each of the years ended December 31, 2008 and 2007 is set out in the table below.

	Year Ended December 31

	2007	2008
Rate at end of Period	0.9881	1.2240
Average Rate during Period	1.0742	1.0659
Low	0.9168	0.9717
High	1.1852	1.2935

As of March 23, 2009, there were 271 registered holders of record of the Company’s common shares and an undetermined number of beneficial holders.

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

Year ended December 31		High	Low
2008	Fourth Quarter	$0.35	$0.10
	Third Quarter	0.92	0.28
	Second Quarter	1.10	0.80
	First Quarter	1.30	0.76
2007	Fourth Quarter	$0.92	$0.74
	Third Quarter	0.87	0.62
	Second Quarter	0.91	0.66
	First Quarter	0.93	0.67

Dividends

The Company has not declared dividends on its common shares since inception.

Securities Authorized for Issuance Under Compensation Plans

The following table sets forth information as at December 31, 2008 respecting the compensation plans under which shares of the Company’s common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,300,000	C$0.57	200,000
Equity compensation plans not approved by security holders(1)	1,950,000	C$0.26	2,750,000
Total	4,250,000	--	2,950,000

(1) The directors have approved the 2008 Stock Option Plan which reserves a maximum of 7,200,000 shares pursuant to the exercise of options under the Plan. The adoption of the Plan is subject to the approval by shareholders of the Company at the 2009 annual general meeting.

Sales of Unregistered Securities

During the fiscal year ended December 31, 2008, there were no sales of unregistered securities by the Company.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor an affiliate of the Company purchased common shares of the Company in the year ending December 31, 2008, other than through the exercise of options pursuant to the Company’s 1996 Stock Option Plan.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of the operating results and financial position of Golden Queen Mining Co. Ltd. (the “Company”) is dated March 27, 2009 and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2008 and the notes thereto.

All amounts herein are in US$ unless otherwise noted.

The Soledad Mountain Project

The Company is proposing to develop a gold-silver, open pit, heap leach operation on its Soledad Mountain property, located just outside the town of Mojave in Kern County in southern California. Every element of the Soledad Mountain Project (the “Project”) has been rethought and reengineered in the past five years in an effort to find sound technical and cost-effective solutions that will ensure a viable mining operation at foreseeable gold and silver prices. The review has been supported and complimented by a substantial amount of work done by independent engineers and contractors. This phase of the technical work was completed toward the end of 2007.

Results of Operations

Following are the results of operations for the year ended December 31, 2008.

The Company had no revenue from operations.

General and administrative expenses of $2,817,429 (2007 – 1,907,159) were higher as work on the Project and the approvals and permitting effort was accelerated in 2008.

The following significant costs were incurred during the year:

  Foreign exchange losses of $528,938 were incurred due to weakness in the Canadian dollar after mid-year;
  $666,103 for advance minimum royalties owing to landholders;
  $103,794 for ongoing maintenance of and data recovery from the meteorological station (2007 - $88,413);
  $5,213 for field checks of the meteorological station (2007 - $1,125);
  $37,837 for quarterly water sampling and analysis (2007 - $25,532);
  $428,012 for detailed engineering for the Phase 1 heap leach pad, for the associated site drainage plan and general support required for the approvals and permitting process (2007 – $421,052);
  $226,926 for doing a major study on the occurrence of arsenic and a human health risk assessment and general support required for the approvals and permitting process (2007 - $328,871);
  $51,988 for laboratory work and data analysis on a study on the occurrence of arsenic (2007 – $14,987);
  $115,504 for general engineering support (2007 - $310,058);
  $140,618 for drilling a third production water well west of Soledad Mountain;
  $9,985 for a pump test for the third water well;
  $15,900 and C$14,532 to evaluate and compare resin technology to the Merrill-Crowe zinc precipitation process for recovering gold/silver from “pregnant” solutions from the heap (2007 - $34,652 and C$5,166);
  $266,034 to two local contractors to complete cleanup work on site in 2008 (2007- $40,177);
  $70,958 for a legal survey of lode mining claims and to prepare a set of maps (2007 - $43,863);
  $11,600 to an independent landman for work required to support the above survey (2007 - $5,495);
  $12,338 for a study to evaluate and quantify growth media on site;
  $31,431 for insurance premiums for 2008/2009 (2007/2008 - $32,373);

  $163,725 for ongoing legal work on the rights of the Company to extract groundwater from a regional groundwater basin to supply the water required for the heap leach operation (2007 - $70,796);
  $77,089 for other legal fees (2007 - $85,983);
  $19,800 to the Bureau of Land Management for annual sustaining fees(2007 - $19,590);
  $31,273 to the State Water Resources Control Board for annual fees (2007 - $22,890);
  $200,392 to the Kern County Planning Department for work on the supplemental EIR (2007 – $14,700);
  $57,433 for preparing promotional material and seeking public support for the Project (2007 - $0);
  $21,710 to an independent engineer for ongoing site support (2007 - $19,896);
  $119,750 for purchases of fee land and $5,871 for the associated fees (2007 - $80,000 + $5,096);
  C$124,102 for mine design (2007 - C$319,415 and $78,359 for mine design and the feasibility study);
  C$175,970 for engineering design and cost estimates for the crushing-screening plant (2007 - $0).
  C$64,646 for audit fees and preparation of tax returns (2007 – C$125,223);
  C$13,162 for accounting fees (2007 - C$10,112);
  C$9,199 for costs incurred to print and distribute the materials for the annual general meeting;
  C$43,452 for legal fees (2007 – C$39,870);
  C$18,135 for stock exchange fees (2007 - C$18,916).

Interest income of $107,956 (2007 – $160,375) was lower by $52,419 as there was less cash on deposit and interest rates were generally lower during the year. There was no interest expense during the year.

The Company incurred a net loss of $3,996,777 (or $0.05 per share) for the year as compared to a net loss of $2,006,482 (or $0.03 per share) for 2007.

Summary of Quarterly Results

Results for the eight most recent quarters are set out in the table below.

Results for the quarter ending on:	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March 31, 2008
Item	$	$	$	$
Revenue Net income (loss) for the quarter Net income (loss) per share	Nil (1,223,439) (0.02)	Nil (923,380) (0.01)	Nil (1,224,663) (0.01)	Nil (625,295) (0.01)

Results for the quarter ending on:	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	March 31, 2007
Item	$	$	$	$
Revenue Net income (loss) for the quarter Net income (loss) per share	Nil (1,001,548) (0.01)	Nil 117,884 (0.00)	Nil (798,478) (0.01)	Nil (324,340) (0.00)

The results of operations can vary from quarter to quarter depending upon the nature, timing and cost of activities undertaken during the quarter and whether or not the Company incurs gains or losses on foreign exchange, grants stock options or makes end-of-year adjustments.

Reclamation Financial Assurance and Asset Retirement Obligation

The Company provided reclamation financial assurance in the form of an Irrevocable Payment Bond Certificate with Union Bank of California in the amount of $271,808 on September 2, 2008. The financial assurance is reassessed annually and the estimate for reclamation of historical disturbances on the property is $286,653 for 2009.

The asset retirement obligation accrual is estimated at $162,903 and this is shown as a liability on the consolidated balance sheet. The actual obligation could differ materially from these estimates.

Advance Minimum Royalties

The Company had disclosed in its Form 10-K for the fiscal year ended December 31, 2007 that not all property interests were in good standing. The total advance minimum royalty owing to landholders was approximately $714,000. The Company contacted all landholders and paid $666,103 in second, third and fourth quarters of 2008 with a further $48,034 payable to be paid to the remaining rightful landowners. The advance minimum royalty owing for 2009 is approximately $160,000.

A mining lease agreement with one group of landholders expired in 2004 and the Company has prepared a new mining lease agreement for discussion with the group of landholders. The proposed advance, minimum royalty payable to the group of landholders starting in 2009 is $7,500 per year.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Transactions With Related Parties

For the year ended December 31, 2008, $136,500 (2007 - $126,450) was paid to Mr. H. Lutz Klingmann for services as President of the Company, and $19,200 (2007 - $18,000) was paid to Mr. Chester Shynkaryk for consulting services to the Company. No other compensation was paid or given during the year for services rendered by the directors in such capacity, and no additional amounts were payable at year-end under any standard arrangements for committee participation or special assignments.

For the year ended December 31, 2008, four directors of the Company were paid $1,861 (C$2,000) and one director was paid $2,000 in director fees.

There were no other related party transactions during the quarter ended September 30, 2008.

Fair Value of Financial Instruments

The carrying amount reported in the balance sheets for cash and cash equivalents, receivables, accounts payable and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The company does not hold any bank or non-bank asset-backed commercial paper. The fair value of the reclamation financial assurance approximates carrying value because the stated interest rate reflects recent market conditions. It is the opinion of management that the Company is not exposed to significant interest, currency or credit risk arising from the use of these financial instruments.

Liquidity and Capital Resources

The Company held $3,033,771 in cash and cash equivalents on December 31, 2008.

The Company has no long-term debt.

Management plans to control costs and does not expect that additional cash will be required (prior to securing production financing) beyond cash currently on hand for ongoing work on approvals and permits for the Project, for bringing current the remaining advance minimum royalties owing to landholders, for additional property purchases, for ongoing work on site and for general corporate purposes to the end of 2009.

Outstanding Share Data

The number of shares issued and outstanding and the fully diluted share position are set out in the table below.

Golden Queen Mining Co. Ltd.

	No. of
Item	Shares
Shares issued and outstanding on Dec. 31, 2007	78,440,883
Shares issued on conversion of warrants	7,200,000
Shares issued and outstanding on Dec. 31, 2008	85,640,883	Exercise Price	Expiry Date
		C$0.35 &	9/02/10 &
Director and employee stock options	2,300,000	C$0.77	20/04/11
Director and employee stock options	1,950,000	C$0.26	28/01/14
Shares to be issued as a finders fee	100,000	None	None
Bonus shares to be issued to H. Lutz Klingmann	300,000	None	None
Fully diluted on March 27, 2009	90,290,883

The Company’s authorized share capital is 100,000,000 common shares with no par value.

Outlook

The Company plans to put the Project into production as an open pit heap leach operation and to construct facilities to process ore at a rate of 4.5million t (5.0million ton) per year and these have been reduced from the earlier planned mining rates. Projected mine life has increased from 7 years to 12 years. The Company also plans to produce and sell aggregate for an extended period after gold and silver production from the heap leach operation has ended. These plans are subject to management making a production decision. The Company is actively working with the Kern County Planning Department to expedite the review process and the supplemental EIR.

Management is evaluating financing options with a view to making a production decision as soon as approvals and permits have been secured.

If approvals and permits are secured for the Project and a production decision is made, the Company will need significant additional financing to develop the Project into an operating mine. Capital costs for mining projects are increasing rapidly and the Company is currently re-estimating these costs. The Company believes that financing for the Project can be secured if gold and silver prices remain at or above $600.00/oz and $12.50/oz respectively and these are the prices used for the feasibility study base case cash flow projections. Gold and silver prices averaged $871.96/oz and $14.99/oz in 2008 and closing prices on March 27, 2009 were $924.00/oz and $13.34/oz respectively.

It is not expected that the Company will hedge any of its gold or silver production.

The ability of the Company to put the Project into production is subject to numerous risks, certain of which are disclosed above. Readers should evaluate our prospects in light of these and other risk factors.

Subsequent Event

The Company prepared a new stock option plan (“New Plan”) to replace its existing stock option plan. The New Plan provides a fixed number of 7,200,000 common shares of the Company that may be issued pursuant to the grant of options. The exercise price of all stock options shall be determined by the Company’s Board of Directors, but it shall not be less than the last price at which the Company’s shares were issued prior to the award date or the closing price on the day immediately preceding the award date. The expiry date of the option shall be the date so fixed by the Board, unless the option holder dies or ceases to be employed as a director or as a consultant prior to the date fixed by the Board.

On January 28, 2009, the Company granted 1,950,000 stock options to directors, officers and consultants of the Company pursuant to the New Plan. The options are exercisable at a price of C$0.26 per share for a period of 5 years from the date of grant. The New Plan and the stock options must be approved by the shareholders of the Company at the 2009 annual general meeting.

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

Capitalized amounts (including capitalized development costs) are also written down if future cash flows, including potential sales proceeds, related to the mineral property are estimated to be less than the property’s total carrying value. Management of our company reviews the carrying value of each mineral property periodically, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Reductions in the carrying value of a property would be recorded to the extent that the total carrying value of the mineral property exceeds its estimated fair value. A write down of $1,270,366 in mineral property interests was recorded in the year ended December 31, 2008.

Asset Retirement Obligations

In accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (''SFAS 143''), the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Our company has recorded an asset retirement obligation to reflect its legal obligations related to future abandonment of its mineral property using estimated expected cash flow associated with the obligation and discounting the amount using a credit-adjusted, risk-free interest rate. At least annually, our companies reassess the obligation to determine whether a change in any estimated obligation is necessary. Our company has evaluated whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. At December 31, 2008, an asset retirement obligation of $162,903 was accrued on the financial statements.

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

Recently Issued Accounting Standards

In March 2008, the FASB issued SFAS Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of the provisions of SFAS No. 161.

In May 2008, the FASB issued SFAS Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US generally accepted accounting principles (“GAAP”) for non-governmental entities. SFAS 162 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“FASB 163”). The new standard clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of the Statement. SFAS 163 is not expected to have a material impact on the Company’s consolidated financial statements.

Disclosure and Internal Controls and Procedures

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 using the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was not effective based on those criteria. Based on the assessment, management has noted the following in regards to its internal controls:

a)	The Company does not review certain expenditures in a U.S. bank account on a regular basis; and
b)	The Company does not have the proper procedure for recording and reporting changes in the US dollar to Canadian dollar.

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

Qualified Person and Caution With Respect to Forward-looking Statements

Mr. H. Lutz Klingmann, P.Eng., the president of the Company, is a qualified person for the purposes of National Instrument 43-101 and has reviewed and approved the technical information in this MD&A.

This MD&A contains certain forward-looking statements, which relate to the intent, belief and current expectations of the Company’s management. These forward-looking statements are based upon numerous assumptions that involve risks and uncertainties and other factors that may cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include among other things the receipt of required approvals and permits, the costs of and availability of sufficient capital to fund the projects to be undertaken by the Company, commodity prices and other factors. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date the statements were made.

Caution to U.S. Investors

We advise U.S. investors that while the terms “measured resources”, “indicated resources” and “inferred resources” are recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize these terms. U.S. investors are cautioned not to assume that any part or all of the material in the mineral resource categories will be converted into mineral reserves.

Additional Information

Further information on Golden Queen Mining Co. Ltd. is available on the SEDAR web site at www.sedar.com and on the Company’s web site at www.goldenqueen.com.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 using the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was not effective based on those criteria. Based on the assessment, management has noted the following in regards to its internal controls:

c)	The Company needs to reassess and improve internal controls for compliance with Canadian Multilateral Instrument 52-109 and Item 404 under the U.S. Sarbanes Oxley Act; and
d)	The Company’s procedure for recording and reporting changes in the US dollar to Canadian dollar exchange rate needs to be improved upon.

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

Item 9B. Other Information

None.

PART III

Information with respect to Items 10 through 14 is set forth in the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before May 1, 2009 and is incorporated herein by reference. If the definitive Proxy Statement cannot be filed on or before May 1, 2009, the issuer will instead file an amendment to this Form 10 K disclosing the information with respect to Items 10 through 14.

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

Date: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	President, Principal Executive Officer, Principal	March 31, 2009
/s/ H. Lutz Klingmann	Financial Officer, and Director
H. Lutz Klingmann

/s/ Edward Thompson	Director	March 31, 2009
Edward Thompson

/s/ Chester Shynkaryk	Director	March 31, 2009
Chester Shynkaryk

/s/ Gordon Gutrath	Director	March 31, 2009
Gordon Gutrath

/s/ Thomas Clay	Director	March 31, 2009
Thomas Clay

BDO Dunwoody LLP	600 Cathedral Place
Chartered Accountants	925 West Georgia Street
Vancouver, BC, Canada V6C 3L2
Telephone: (604) 688-5421
Telefax: (604) 688-5132
E-mail: vancouver@bdo.ca
www.bdo.ca

Report of Independent Registered Public Accounting Firm

To the Shareholders of
Golden Queen Mining Co. Ltd.
(An exploration stage company)

We have audited the accompanying consolidated balance sheets of Golden Queen Mining Co. Ltd. (an exploration stage company), as of December 31, 2008 and 2007, and the consolidated statements of loss, changes in shareholders’ equity, (capital deficit) and cash flows for the years then ended. We have also audited the statements of loss, changes in shareholders’ equity (capital deficit), and cash flows for the period from inception (November 21, 1985) through December 31, 2008, except that we did not audit these financial statements for the period from inception (November 21, 1985) through May 31, 1996; those statements were audited by other auditors whose report dated July 12, 1996, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. Our opinion, insofar as it relates to the amounts for the period from inception (November 21, 1985) through May 31, 1996, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Golden Queen Mining Co. Ltd., as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and for the period from inception (November 21, 1985) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a $49,417,584 deficit accumulated during the exploration stage as of December 31, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP

Chartered Accountants
Vancouver, Canada
March 27, 2009

GOLDEN QUEEN MINING CO. LTD.
(An exploration stage company)
Consolidated Balance Sheets
(US dollars)

	December 31,	December 31,
	2008	2007
Assets

Current assets:
Cash and cash equivalents	$3,033,771	$2,796,190
Receivables	20,051	43,543
Prepaid expenses and other current assets	19,846	21,445

Total current assets	3,073,668	2,861,178

Property and equipment, net (Note 2)	211,940	218,067
Reclamation financial assurance (Note 3)	271,808	266,692

Total Assets	$3,557,416	$3,345,937

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$172,702	$135,949
Advance minimum royalties (Note 8)	48,034	72,484
Accrued liabilities	76,341	81,751

Total current liabilities	297,077	290,184

Asset retirement obligations (Note 7)	162,903	145,965

Total liabilities	459,980	436,149

Shareholders’ equity:
Preferred shares, no par value, 3,000,000 shares
authorized; no shares outstanding
Common shares, no par value, 100,000,000 shares
authorized; 85,640,883 (2007 – 78,440,883) shares
issued and outstanding (Note 6)	48,677,903	44,493,478
Additional paid-in capital	3,837,117	3,837,117
Deficit accumulated during the exploration stage	(49,417,584)	(45,420,807)

Total shareholders’ equity	3,097,436	2,909,788

Total liabilities and shareholders’ equity	$3,557,416	$3,345,937

Financial Condition and Ability to Continue as a Going Concern (Note 1)

Commitments and contingencies (Notes 4, 7 and 8)

Subsequent Event (Note 11)

Approved by the Directors:

/s/ H. Lutz Klingmann	/s/ Chester Shynkaryk
H. Lutz Klingmann, Director	Chester Shynkaryk, Director

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

p2

GOLDEN QUEEN MINING CO. LTD.
(An exploration stage company)
Consolidated Statements of Loss
(US dollars)

			Cumulative
			Amounts From
			Date of Inception
	Year Ended	Year Ended	(November 21,
	December 31,	December 31,	1985) through
	2008	2007	December 31, 2008

General and administrative expenses	$(2,817,429)	$(1,907,159)	$(17,480,847)
Asset impairment loss	(1,270,366)	(246,283)	(31,967,694)
Adjustment to asset retirement obligation on
changes in cash flow estimates (Note 7)	275	(1,485)	230,465
Accretion expense	(17,213)	(11,930)	(47,602)
Gain on settlement of debt	-	-	136,627
Abandoned mineral interests	-	-	(277,251)

	(4,104,733)	(2,166,857)	(49,406,302)

Interest expense	-	-	(913,098)
Interest income	107,956	160,375	1,589,917

Net loss	$(3,996,777)	$(2,006,482)	$(48,729,483)

Net loss per share - basic and diluted	$(0.05)	$(0.03)

Weighted average common shares
outstanding	85,539,184	78,339,184

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

p3

GOLDEN QUEEN MINING CO. LTD.
(An exploration stage company)
Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficit)
(US dollars)

					Deficit	Total
				Additional	Accumulated	Shareholders’
From the Date of Inception (November	Common		Stock	Paid-in	During the	Equity (Capital
21, 1985) through December 31, 2008	Shares	Amount	Subscription	Capital	Exploration Stage	Deficit)

November 21, 1985
Issuance of common shares for cash	1,425,001	$141,313	$-	$-	$-	$141,313
Net loss for the year	-	-	-	-	(15,032)	(15,032)

Balance, May 31, 1986	1,425,001	141,313	-	-	(15,032)	126,281

Issuance of common shares for cash	550,000	256,971	-	-	-	256,971
Issuance of common shares for mineral
property	25,000	13,742	-	-	-	13,742
Net loss for the year	-	-	-	-	(58,907)	(58,907)

Balance, May 31, 1987	2,000,001	412,026	-	-	(73,939)	338,087

Issuance of common shares for cash	1,858,748	1,753,413	-	-	-	1,753,413
Net income for the year	-	-	-	-	38,739	38,739

Balance, May 31, 1988	3,858,749	2,165,439	-		(35,200)	2,130,239

Issuance of common shares for cash	1,328,750	1,814,133	-	-	-	1,814,133
Issuance of common shares for mineral
property	100,000	227,819	-	-	-	227,819
Net loss for the year	-	-	-	-	(202,160)	(202,160)

Balance, May 31, 1989	5,287,499	4,207,391	-	-	(237,360)	3,970,031

Issuance of common shares for cash	1,769,767	2,771,815	-	-	-	2,771,815
Issuance of common shares for mineral
property	8,875	14,855	-	-	-	14,855
Net loss for the year	-	-	-	-	(115,966)	(115,966)

Balance, May 31, 1990	7,066,141	6,994,061	-	-	(353,326)	6,640,735

Net income for the year	-	-	-	-	28,706	28,706

Balance, May 31, 1991	7,066,141	6,994,061	-	-	(324,620)	6,669,441

Net loss for the year	-	-	-	-	(157,931)	(157,931)

Balance, May 31, 1992	7,066,141	6,994,061	-	-	(482,551)	6,511,510

Net loss for the year	-	-	-	-	(285,391)	(285,391)

Balance, May 31, 1993	7,066,141	6,994,061	-	-	(767,942)	6,226,119

Issuance of common shares for cash	5,834,491	1,536,260	-	-	-	1,536,260
Share issuance costs	-	-	-	-	(18,160)	(18,160)
Issuance of common shares for mineral
property	128,493	23,795	-	-	-	23,795
Net loss for the year	-	-	-	-	(158,193)	(158,193)

Balance, May 31, 1994	13,029,125	8,554,116	-	-	(944,295)	7,609,821

Issuance of common shares for cash	648,900	182,866	-	-	-	182,866
Net loss for the year	-	-	-	-	(219,576)	(219,576)

Balance, May 31, 1995	13,678,025	8,736,982	-	-	(1,163,871)	7,573,111

Issuance of common shares for cash	2,349,160	2,023,268	-	-	-	2,023,268
Issuance of common shares for debt	506,215	662,282	-	-	-	662,282
Issuance of 5,500,000 special warrants	-	9,453,437	-	-	-	9,453,437
Special warrants issuance costs	-	-	-	-	(100,726)	(100,726)
Net loss for the year	-	-	-	-	(426,380)	(426,380)

Balance, May 31, 1996	16,533,400	$20,875,969	$-	$-	$(1,690,977)	$19,184,992

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

p4

GOLDEN QUEEN MINING CO. LTD.
(An exploration stage company)
Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficit)
(US dollars)

					Deficit	Total
					Accumulated	Shareholders’
From the Date of Inception (November	Common		Stock	Additional	During the	Equity (Capital
21, 1985) through December 31, 2008	Shares	Amount	Subscription	Paid-in Capital	Exploration Stage	Deficit)

Balance, carried forward from previous
page	16,533,400	$20,875,969	$-	$-	$(1,690,977)	$19,184,992

Issuance of common shares for cash	18,000	10,060	-	-	-	10,060
Issuance of common shares for special
warrants	5,500,000	-	-	-	-	-
Special warrants issuance costs	-	-	-	-	(123,806)	(123,806)
Net loss for the period	-	-	-	-	(348,948)	(348,948)

Balance, December 31, 1996	22,051,400	20,886,029	-	-	(2,163,731)	18,722,298
Issuance of common shares for cash	157,000	157,050	-	-	-	157,050
Issuance of 3,500,000 special warrants	-	5,287,315	-	-	-	5,287,315
Issuance of common shares for special
warrants	3,500,000	-	-	-	-	-
Options to non-employee directors	-	-	-	70,200	-	70,200
Special warrants issuance costs	-	-	-	-	(163,313)	(163,313)
Net loss for the year	-	-	-	-	(1,047,869)	(1,047,869)

Balance, December 31, 1997	25,708,400	26,330,394	-	70,200	(3,374,913)	23,025,681
Issuance of common shares upon
exercise of warrants	1,834,300	857,283	-	-	-	857,283
Issuance of common shares through
conversion of debt	2,017,941	1,000,000	-	-	-	1,000,000
Share issuance costs	-	-	-	-	(6,060)	(6,060)
Issuance of common shares for cash	5,236,000	2,439,753	-	-	-	2,439,753
Options and re-priced options to non-
employee directors	-	-	-	107,444	-	107,444
Net loss for the year	-	-	-	-	(971,595)	(971,595)

Balance, December 31, 1998	34,796,641	30,627,430	-	177,644	(4,352,568)	26,452,506

Issuance of 13,250,000 special warrants	-	3,350,915	-	-	-	3,350,915
Special warrants issuance costs	-		-	-	(166,620)	(166,620)
Issuance of common shares for
special warrants	13,250,000	-	-	-	-	-
Net loss for the year	-	-	-	-	(564,657)	(564,657)
Balance, December 31, 1999	48,046,641	33,978,345	-	177,644	(5,083,845)	29,072,144

Cumulative effect of change in
accounting for stock options	-	-	-	(177,644)	-	(177,644)
Stock subscription	-	-	200,000	-	-	200,000
Net loss for the year	-	-	-	-	(28,708,276)	(28,708,276)
Balance, December 31, 2000	48,046,641	33,978,345	200,000	-	(33,792,121)	386,224

Issuance of common shares through
conversion of debt	406,250	65,000	-	-	-	65,000
Issuance of common shares for
conversion of stock subscription	1,538,462	200,000	(200,000)	-	-	-
Share issuance costs	-	-	-	-	(3,337)	(3,337)
Net loss for the year	-	-	-	-	(262,059)	(262,059)

Balance, December 31, 2001	49,991,353	$34,243,345	$-	$-	$(34,057,517)	$185,828

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

p5

GOLDEN QUEEN MINING CO. LTD.
(An exploration stage company)
Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficit)
(US dollars)

					Deficit	Total
					Accumulated	Shareholders’
From the Date of Inception (November	Common		Stock	Additional	During the	Equity (Capital
21, 1985) through December 31, 2008	Shares	Amount	Subscription	Paid-in Capital	Exploration Stage	Deficit)

Balance, carried forward from previous
page	49,991,353	$34,243,345	$-	$-	$(34,057,517)	$185,828

Issuance of common shares through
exercise of options	290,000	37,234	-	-	-	37,234
Issuance of common shares through
exercise of warrants	1,520,836	243,334	-	-	-	243,334
Stock option compensation	-	-	-	21,456	-	21,456
Share issuance costs	-	-	-	-	(4,216)	(4,216)
Net loss for the year	-	-	-	-	(347,603)	(347,603)

Balance, December 31, 2002	51,802,189	34,523,913	-	21,456	(34,409,336)	136,033

Issuance of common shares through
exercise of options	100,000	24,379	-	-	-	24,379
Equity component of convertible notes	-	-	-	375,000	-	375,000
Stock option compensation	-	-	-	127,326	-	127,326
Net loss for the year	-	-	-	-	(744,516)	(744,516)
Balance, December 31, 2003	51,902,189	34,548,292	-	523,782	(35,153,852)	(81,778)

Issuance of common shares for cash	8,000,000	3,036,282	-	-	-	3,036,282
Issuance of common shares for
convertible notes	978,260	225,000	-	-	-	225,000
Issuance of common shares through
exercise of options	200,000	55,861	-	-	-	55,861
Share issuance costs	-	-	-	-	(38,975)	(38,975)
Net loss for the year	-	-	-	-	(1,772,250)	(1,772,250)
Balance, December 31, 2004	61,080,449	37,865,435	-	523,782	(36,965,077)	1,424,140

Issuance of common shares through
exercise of options	110,000	21,049	-	-	-	21,049
Stock option compensation	-	-	-	48,592	-	48,592
Net loss for the year	-	-	-	-	(1,476,324)	(1,476,324)
Balance, December 31, 2005	61,190,449	37,886,484	-	572,374	(38,441,401)	17,457

Issuance of common shares through
private placement	7,200,000	1,614,716	-	1,520,899	-	3,135,615
Issuance of common shares through
exercise of options	100,000	30,853	-	-	-	30,853
Issuance of common shares through
exercise of warrants	8,978,260	4,659,173	-	-	-	4,659,173
Issuance of common shares for
convertible notes	652,174	150,000	-	39,917	-	189,917
Stock option compensation	-	-	-	814,810	-	814,810
Modification of warrants	-	-	-	889,117	-	889,117
Share issuance costs	-	-	-	-	(62,888)	(62,888)
Net loss for the year	-	-	-	-	(4,910,036)	(4,910,036)
Balance, December 31, 2006	78,120,883	44,341,226	-	3,837,117	(43,414,325)	4,764,018

Issuance of common shares for exercise
of options (Note 6)	290,000	127,652	-	-	-	127,652
Issuance of common shares for property
(Note 6)	30,000	24,600	-	-	-	24,600
Net loss for the year	-	-	-	-	(2,006,482)	(2,006,482)
Balance, December 31, 2007	78,440,883	44,493,478	-	3,837,117	(45,420,807)	2,909,788
Issuance of common shares through
exercise of warrants (Note 6)	7,200,000	4,184,425	-	-	-	4,184,425
Net loss for the year	-	-	-	-	(3,996,777)	(3,996,777)

Balance, December 31, 2008	85,640,883	$48,677,903	$-	$3,837,117	$(49,417,584)	$3,097,436

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

p6

GOLDEN QUEEN MINING CO. LTD.
(An exploration stage company)
Consolidated Statements of Cash Flows
(US dollars)

			Cumulative Amounts
			From Date of Inception
	Year Ended	Year Ended	(November 21, 1985)
	December 31,	December 31,	through December 31,
	2008	2007	2008
Operating activities:
Net loss	$(3,996,777)	$(2,006,482)	$(48,729,483)
Adjustments to reconcile net loss to cash
(used in) operating activities:
Asset impairment loss	-	246,283	30,697,328
Abandoned mineral interests	-	-	277,251
Amortization and depreciation	6,127	6,137	455,777
Amortization of debt discount	-	-	375,000
Adjustment to asset retirement obligation
based on changes in cash flow
estimates	(275)	1,485	(230,465)
Accretion expense	17,213	11,930	47,602
Gain on disposition of property and
equipment	-	-	(10,032)
Stock option compensation	-	-	1,012,184
Financing charges related to
modification of warrants	-	-	889,117
Mineral property expenditures	-	-	(22,395,449)
Changes in assets and liabilities:
Receivables	23,492	(11,305)	(20,051)
Prepaid expenses and other current
assets	1,599	(1,277)	(106,756)
Accounts payable and accrued liabilities	31,343	(40,551)	288,960
Royalty and mining rights payable	(24,450)	(107,499)	48,034

Cash used in operating activities	(3,941,728)	(1,901,279)	(37,400,983)

Investing activities:
Purchase of mineral properties	-	(221,683)	(6,365,092)
Deposits on mineral properties	-	-	(1,017,551)
Purchase of reclamation bonds	(5,116)	(21,355)	(271,808)
Purchase of property and equipment	-	-	(1,313,838)
Proceeds from sale of property and
equipment	-	-	47,153

Cash used in investing activities	(5,116)	(243,038)	(8,921,136)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

p7

GOLDEN QUEEN MINING CO. LTD.
(An exploration stage company)
Consolidated Statements of Cash Flows (Continued)
(US dollars)

			Cumulative Amounts
			From Date of Inception
	Year Ended	Year Ended	(November 21, 1985)
	December 31,	December 31,	through December 31,
	2008	2007	2008

Financing activities:
Borrowing under long-term debt	-	-	3,918,187
Payment of long-term debt	-	(700,725)	(2,105,905)
Proceeds from convertible debt	-	-	440,000
Issuance of common shares for cash	-	-	19,840,656
Share issuance costs	-	-	(688,101)
Issuance of special warrants	-	-	18,091,667
Issuance of common shares upon
exercise of stock options	-	127,652	158,505
Issuance of common shares upon
exercise of warrants	4,184,425	-	9,700,881

Cash provided by (used in) financing
activities	4,184,425	(573,073)	49,355,890

Net change in cash and cash
equivalents	237,581	(2,717,390)	3,033,771

Cash and cash equivalents,
beginning balance	2,796,190	5,513,580	-

Cash and cash equivalents,
ending balance	$3,033,771	$2,796,190	$3,033,771

Supplemental Cash Flows Information (Note 10)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

p8

GOLDEN QUEEN MINING CO. LTD.
(An exploration stage company)
Summary of Accounting Policies
(US dollars)

Nature of Business. Golden Queen Mining Co. Ltd. (“Golden Queen” or the “Company”) is engaged in acquiring and maintaining gold and silver mining properties for exploration, future development and production. The Company was formed on November 21, 1985. Since its inception, the Company has been in the exploration stage. Planned activities involve bringing to production a precious metals mine located in the Mojave Mining District, Kern County, California.

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

Cash and Cash Equivalents. For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. In response to the global financial crisis of 2008, effective on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“Act”) was created in the U.S. The Act temporarily increased the federal deposit insurance coverage (“FDIC”) from $100,000 to $250,000 per depositor until December 31, 2009.

The Company places its cash and cash equivalents with high quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. At times, such investments may be in excess of FDIC insurance limits. To date, the Company has not experienced a loss or lack of access to its invested cash and cash equivalents. However, no assurance can be provided that access to the Company’s invested cash and cash equivalents will not be impacted by adverse economic conditions in the financial markets.

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

Mineral Properties. Mineral properties includes the cost of advance minimum royalty payments, the cost of capitalized property leases, and the cost of property acquired either by cash payment, the issuance of term debt or common shares. Expenditures for exploration on specific properties with no proven reserves are written off as incurred. Mineral property costs will be amortized against future revenues or charged to operations at the time the related property is determined to have impairment in value.

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

p9

GOLDEN QUEEN MINING CO. LTD
(An exploration stage company)
Summary of Accounting Policies
(US dollars)

Valuation of Long-lived Assets. Statement of Financial Accounting Standards ("SFAS") No. 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated undiscounted future cash flows attributable to such assets. It requires that those long-lived assets to be disposed of by sale are to be measured at the lower of carrying amount or fair value less cost of sale whether reported in continuing operations or in discontinued operations. In accordance with the provisions of SFAS No. 144, the Company reviews the carrying value of its mineral properties on a regular basis. Estimated undiscounted future cash flow from the mineral properties is compared with the current carrying value in order to determine if an impairment exists. Reductions to the carrying value, if necessary, are recorded to the extent the net book value of the property exceeds the estimate of future discounted cash flow or liquidation value.

Foreign Currency Translation. Golden Queen has adopted the United States dollar as its reporting currency for its financial statements prepared after May 21, 1996 as the United States dollar is the currency of the primary economic environment in which Golden Queen and the Subsidiary conduct business and is considered the appropriate functional currency for the Company’s operations. Balances held in Canadian dollars are re-measured into the functional currency in accordance with SFAS No. 52, “Foreign Currency Translation” (“SFAS 52”). Assets and liabilities in foreign currencies are generally translated into US dollars at the rates ruling at the balance sheet date. Revenues and expenses are translated at average rates for the year. Where amounts denominated in a foreign currency are converted into dollars by remittance or repayment, the realized exchange differences are included in other income. The exchange rates prevailing at December 31, 2008 and December 31, 2007 were $1.22 and $0.99 stated in Canadian dollars per one US dollar respectively. The average rates of exchange during the years ended December 31, 2008 and December 31, 2007 were $1.07 and $1.07 stated in Canadian dollars per one US dollar respectively.

Loss Per Share. The Company computes and discloses loss per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”), which requires dual presentation of basic loss per share and diluted loss per share on the face of all income statements presented for all entities with complex capital structures. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options and warrants. Since the Company’s stock options and warrants are anti-dilutive for all periods presented, there is no difference between basic and diluted loss per share as presented. A total of 2,300,000 and 9,500,000 common shares were issuable pursuant to such stock options and warrants at December 31, 2008 and 2007, respectively.

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

Fair Value of Financial Instruments. The carrying amounts reported in the balance sheets for cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the reclamation financial assurance approximates the carrying value because the stated interest rates reflect recent market conditions or because the rates are variable in nature.

p10

GOLDEN QUEEN MINING CO. LTD.
(An exploration stage company)
Notes to Consolidated Financial Statements
(US dollars)

Stock Option Plan Under the amended 1996 stock option plan, the Company may grant options to purchase up to 3,300,000 shares of common stock to officers, directors and employees. The exercise price for all stock options is the closing price of the Company’s common shares in Canadian dollars as traded on the Toronto Stock Exchange on the date of grant. Options issued to directors vest immediately. For all other options, the right to exercise vests over a two year period in equal increments on the date of grant and on each of the first two anniversaries of such date. All stock options granted and outstanding as at December 31, 2008 expire at a date determined by the Company’s Board of Directors, not exceeding five years from the date of grant, or after 39 months from the date of grant if not specified.

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

  Acquisition costs will generally be expensed as incurred;
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
  Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and
  Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No.157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP) No. SFAS 157-2, which delays the effective date of certain provisions of FASB No. 157 relating to non-financial assets and liabilities measured at fair value on a non-recurring basis until fiscal years beginning after November 15, 2008. The full adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements or results of operations. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 for our financial assets and liabilities did not have an impact on our financial position or operating results.

p11

GOLDEN QUEEN MINING CO. LTD.
(An exploration stage company)
Notes to Consolidated Financial Statements
(US dollars)

New Accounting Pronouncements - Continued

SFAS 159 - On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. . The implementation of SFAS 159 did not have any impact on the Company’s consolidated balance sheets and statements of loss.

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

Statement No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is currently evaluating the impact of the provisions of SFAS No. 160.

In March 2008, the FASB issued SFAS Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of the provisions of SFAS No. 161.

In May 2008, the FASB issued SFAS Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US generally accepted accounting principles (“GAAP”) for non-governmental entities. SFAS 162 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“FASB 163”). The new standard clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of the Statement. SFAS 163 is not expected to have a material impact on the Company’s consolidated financial statements.

p12

GOLDEN QUEEN MINING CO. LTD.
(An exploration stage company)
Notes to Consolidated Financial Statements
(US dollars)

1. Financial Condition and Ability to Continue as a Going-Concern

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has not generated revenues and has accumulated losses of $49,417,584 since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt or joint venture financing to fund construction of the operating facility on its Soledad Mountain Property (the “Property”) in the Mojave Mining District, Kern County, California once a production decision has been made.

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

2. Property and Equipment

Property and equipment consists of:
	2008	2007
Buildings	$26,360	$26,360
Furniture and fixtures	56,090	56,090
Automobiles	21,401	21,401
Rental properties	313,635	313,635
Property and equipment, cost	417,486	417,486
Less accumulated depreciation	(205,546)	(199,419)
Property and equipment, net	$211,940	$218,067

3. Mineral Properties

The Company formerly capitalized amounts which were paid to acquire property rights and for professional services rendered in the exploration, drilling, sampling, engineering and other related technical, managerial and professional services toward the evaluation and development of its Property. The Company’s investment in mineral properties in the amount of $30,284,585 (2007 - $28,997,281) was fully provided for by the year ended December 31, 2008.

	2008	2007
Exploration and development expenditures	$21,015,506	$21,015,506
Properties	5,770,054	5,235,021
Advance minimum royalty	3,122,907	2,387,574
Asset retirement obligations	376,118	359,180
Asset impairment loss	(30,284,585)	(28,997,281)
Total	$-	$-

p13

GOLDEN QUEEN MINING CO. LTD.
(An exploration stage company)
Notes to Consolidated Financial Statements
(US dollars)

3. Mineral Properties - Continued

As at December 31, 2008, the Company had provided reclamation financial assurance to the Bureau of Land Management, the State and Kern County totaling $271,808 (2007 - $266,692). This deposit earns interest at 0.4% per annum and is not available for working capital purposes.

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

The Company concluded the purchase of shares for an amount of $875,000 before the due date of July 1, 2006. The properties owned by Karma Wegmann Corporation were transferred to Golden Queen Mining Co., Inc. and management determined to write down the amount of $875,000 in 2006. The Karma Wegmann Corporation was wound-up on August 27, 2007.

The Company is required to pay a royalty of 1% of gross smelter returns for a period of up to 60 years, not to exceed $60,000,000, upon commencement of commercial production from the Property formerly owned by Karma Wegmann Corporation. As of December 31, 2008, the Company has not incurred any royalty as the Property has not been in production.

p14

GOLDEN QUEEN MINING CO. LTD.
(An exploration stage company)
Notes to Consolidated Financial Statements
(US dollars)

5. Income Taxes

The tax effects of the temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows:

	2008	2007

Net operating and capital losses	$8,777,000	$8,223,900
Property, plant and equipment	321,000	240,600
Mineral properties and deferred exploration costs	1,539,000	842,000
Asset retirement obligations	60,000	49,500
Undeducted financing costs	9,000	14,000
Valuation allowance	(10,706,000)	(9,370,000)

Deferred tax assets (liabilities)	$-	$-

The tax benefit of net operating losses carried forward and the associated valuation allowance were reduced by $168,000 (2007 - $288,000), representing the tax effect of losses which expired in the year.

The provision for income taxes differs from the amount established using the statutory income tax rate as follows:

	2008	2007

Income benefit at C$ statutory rate	$(1,239,000)	$(683,000)
Foreign income taxes at other than C$ statutory rate	(92,000)	(1,000)
Effect of reduction in statutory rate	163,000	353,300
Other difference	-	27,700
Increase in valuation allowance	1,168,000	303,000

Future income tax recovery	$-	$-

The Company’s future tax assets include approximately $29,000 (2007 - $50,000) related to deductions for share issue costs in excess of amounts deducted for financial reporting purposes. If and when the valuation allowance related to these amounts is reversed, the Company will recognize this benefit as an adjustment to share capital as opposed to income tax expense in the Statement of Loss. The valuation allowance as at December 31, 2008 was increased by $nil (2007 - $nil), representing the tax effect of the unamortized share issuance costs incurred in the period.

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the future tax asset has been established at both December 31, 2008 and December 31, 2007.

As at December 31, 2008, the Company had net operating loss carry-forwards available to reduce taxable income in future years as follows:

Country	Amount	Expiration Dates

United States – Federal	$20,610,000	2009 - 2028
Canada (C$)	$5,519,000	2009 - 2028

These financial statements do not reflect the potential effect on future income taxes of the application of these losses.

p15

GOLDEN QUEEN MINING CO. LTD.
(An exploration stage company)
Notes to Consolidated Financial Statements
(US dollars)

5. Income Taxes - Continued

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”), and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective January 1, 2007. The Company has evaluated its tax positions for the years ended December 31, 2008 and 2007 and determined that it has no uncertain tax positions requiring financial statement recognition.

Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a 100% valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets.

6. Share capital

Common shares

In January 2008, warrants were exercised and the Company issued 7,200,000 common shares at C$0.60 per share for proceeds of $4,184,425 (C$4,320,000).

In November 2007, the Company issued 30,000 common shares at $24,600 (C$0.81 per share, the closing price at the date of agreement) for the acquisition of a property in Mojave, Kern County, California.

In 2007, stock options were exercised and the Company issued 290,000 common shares at C$0.50 per share for proceeds of $127,652 (C$145,000).

Stock options

As disclosed in the Summary of Accounting Policies, the Company adopted SFAS No.123R commenced on January 1, 2006. Effective with the adoption SFAS No.123R, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted. In accordance with SFAS No. 123R for employees, the compensation expense is amortized on a straight-line basis over the requisite service period which approximates the vesting period. Compensation expense for stock options granted to non-employees is amortized over the contract services period or, if none exists, from the date of grant until the options vest. Compensation associated with unvested options granted to non-employees is re-measured on each balance sheet date using the Black-Scholes option pricing model.

The expected volatility of options granted has been determined using the method described under SFAS No. 123R using the historical stock price. The Company uses historical data to estimate option exercise, forfeiture and employee termination within the valuation model. For non-employees, the expected term of the options approximates the full term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the reporting period. Based on its best estimate, management applied the estimated forfeiture rate of Nil in determining the expense recorded in the accompanying Consolidated Statements of Loss.

p16

GOLDEN QUEEN MINING CO. LTD.
(An exploration stage company)
Notes to Consolidated Financial Statements
(US Dollars)

6. Share capital - Continued

Stock options - continued

The following is a summary of stock option activity during the years ended December 31, 2008 and 2007:

		Weighted Average
	Shares	Exercise Price per Share
Options outstanding, January 1, 2007	2,590,000	C$0.56
Exercised	(290,000)	C$0.50
Options outstanding and exercisable,
December 31, 2007 and 2008	2,300,000	C$0.57

As at December 31, 2008 the aggregate intrinsic value of the outstanding exercisable options was $Nil (2007 -$617,580 (C$617,580)). The total intrinsic value of 290,000 options exercised during 2007 was approximately $134,000.

There is no unamortized compensation expense as at December 31, 2008 and 2007 as all the outstanding options vested at the grant date.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

	Weighted	Weighted
Number	Average	Average
Outstanding and	Contractual Life	Exercise
Exercisable	(Years)	Price
1,100,000	2.09	C$0.35
1,200,000	3.30	C$0.77
2,300,000	2.72	C$0.57

Warrants

The following is a summary of warrant activity during the years ended December 31, 2007 and 2008:

		Weighted Average	Average Contractual
	Shares	Exercise Price per Share	Life (Years)

Outstanding and exercisable , January 1, 2007 and
December 31, 2007	7,200,000	C$0.60	1.07
Exercised	(7,200,000)	C$0.60	1.07

Outstanding and exercisable, December 31, 2008	-	-	-

p17

GOLDEN QUEEN MINING CO. LTD.
(An exploration stage company)
Notes to Consolidated Financial Statements
(US Dollars)

7. Asset Retirement Obligations

The Company is required to provide the Bureau of Land Management, the State Office of Mine Reclamation and Kern County with a revised reclamation cost estimate once per year. The financial assurance is adjusted once the cost estimate is approved (Note 3).

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

	2008	2007
Beginning of the year	$145,965	$132,550
Change in cash flow estimates	(275)	1,485
Accretion expense	17,213	11,930
End of the year	$162,903	$145,965

8. Commitments and Contingencies

The Company has acquired a number of properties outright and has acquired exclusive rights to explore, develop and mine the Property under various agreements with landowners.

Agreements are typically subject to sliding scale royalties on net smelter returns ranging from 1 % to 5%.

The Company ceased making property payments and advance minimum royalty payments after successfully concluding moratorium agreements with a number of the landowners in 2000. The moratorium agreements expired toward the end of 2003. The total advance minimum royalty owing from 2003 to the end of 2008 was $714,137. The Company contacted the landholders and has paid a total of $666,103 during the year. As of December 31, 2008, the advance royalty minimum royalty of $48,034 is to be paid to the remaining rightful landholders. The total advance minimum royalty owing for 2009 is expected to be approximately $160,000.

In 2007, the Company reached an agreement with a landowner to amend the terms of the lease agreement. Under the terms of the amendment, the Company has been granted an extension of twenty years and has paid $100,000 owed from 2005. In addition, the Company is not required to pay advance minimum royalty during the two year period until April 23, 2008 and the Company will receive a credit representing 50% of all advance minimum royalty paid and use it against the future production royalties. The Company recommenced the advance minimum royalty payment, and paid the landowner $100,000 in 2008.

A mining lease agreement with a group of landholders expired in 2004. The Company is currently in discussions with a group of landholders in an effort to reach a new agreement.

The Company has agreed to issue 100,000 common shares as a finder’s fee upon commencement of commercial production on the Property in connection with certain property acquisitions.

In a prior year, the Company entered into an agreement with the President of the Company to issue 300,000 bonus shares upon the completion of certain milestones. Upon receipt by the Company of a bankable feasibility study and the decision to place the Property into commercial production, a bonus of 150,000 common shares is to be issued. Upon commencement of commercial production on the Property, a bonus of 150,000 common shares is to be issued. As at December 31, 2008, the milestones had not been reached and no accrual was made in connection with these arrangements.

p18

GOLDEN QUEEN MINING CO. LTD.
(An exploration stage company)
Notes to Consolidated Financial Statements
(US Dollars)

9. Related Party Transactions

Except as noted elsewhere in these financial statements, related party transactions are disclosed as follows:

For the year ended December 31, 2008, the Company paid $136,500 (2007 - $126,450) to the President of the Company for his services, and paid $19,200 (2007 - $18,000) to a director of the Company for his consulting services to the Company. The Company did not pay or give other consideration during the year for services rendered by the directors in such capacity, and no additional amounts were payable at year-end under any standard arrangements for committee participation or special assignments.

For the year ended December 31, 2008, the Company paid $1,861 (2007 - $1,861) to each of the four directors and $2,000 (2007 - $2,000) to a director as director’s fees.

The above noted transactions were in the normal course of operations, and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

10. Supplementary disclosures of cash flow information

			Cumulative
			Amounts From Date
			of Inception
	Year ended	Year ended	(November 21,
	December 31,	December 31,	1985) through
	2008	2007	December 31, 2008

Cash paid during period for:
Interest	$-	$-	$1,192,911
Income taxes	$-	$-	$-

Non-cash financing and investing
activities:
Stock option compensation	$-	$-	$197,374
Financing charges related to
modification of warrants term	$-	$-	$889,117
Exchange of notes for common
shares	$-	$-	$1,727,282
Exchange of note for future royalty
payments	$-	$-	$150,000
Common shares issued for mineral
property	$-	$24,600	$304,811
Mineral property acquired through
the issuance of long-term debt	$-	$-	$1,084,833
Common shares issued upon
conversion of convertible debt	$-	$-	$414,917
Asset retirement obligations	$16,938	$13,415	$162,903

p19

GOLDEN QUEEN MINING CO. LTD.
(An exploration stage company)
Notes to Consolidated Financial Statements
(US Dollars)

11. Subsequent Event

The Company prepared a new stock option plan (“New Plan”) to replace its existing stock option plan. The New Plan provides a fixed number of 7,200,000 common shares of the Company that may be issued pursuant to the grant of options. The exercise price of all stock options shall be determined by the Company’s Board of Directors, but it shall not be less than the last price at which the Company’s shares were issued prior to the award date or the closing price on the day immediately preceding the award date. The expiry date of the option shall be the date so fixed by the Board, unless the option holder dies or ceases to be employed as a director or as a consultant prior to the date fixed by the Board.

On January 28, 2009, the Company granted 1,950,000 stock options to directors, officers and consultants of the Company pursuant to the New Plan. The options are exercisable at a price of C$0.26 per share for a period of 5 years from the date of grant. The New Plan and the stock options must be approved by the shareholders of the Company at the 2009 annual general meeting.

p20