Form 10-Q
period 2009-03-31
GOLDEN QUEEN MINING CO LTD
filed 2009-05-20
CIK 1025362

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from _________to _________

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

Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filed [ ] Smaller reporting company [X]

Check whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2009 the registrant’s outstanding common stock consisted of 85,640,880 shares.

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

Date: May 19, 2009

GOLDEN QUEEN MINING CO. LTD.
(Registrant)

By:	/s/ Lutz Klingmann
Lutz Klingmann
Principle Executive Officer and
Principle Financial Officer