Form 10-Q
period 2009-06-30
GOLDEN QUEEN MINING CO LTD
filed 2009-08-14
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 31, 2009 the registrant’s outstanding common stock consisted of 87,978,380 shares.

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

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual General Meeting of the holders of Common Shares of the Company held on May 21, 2009, the shareholders voted on the following matters:

1.	Election of Directors. The following nominees were elected as directors to serve until the next annual general meeting of the shareholders:

H. Lutz Klingmann
	For:	46,713,750 (99.82%)
	Withheld:	82,708 (0.18%)

Edward G. Thompson
	For:	46,696,783 (99.79%)
	Withheld:	99,675 (0.21%)

Gordon C. Gutrath
	For:	46,721,684 (99.84%)
	Withheld:	74,774 (0.16%)

Chester Shynkaryk
	For:	46,722,684 (99.84%)
	Withheld:	73,774 (0.16%)

Thomas Clay
	For:	46,721,684 (99.84%)
	Withheld:	74,774 (0.16%)

2.	Appointment of Auditors. The shareholders approved the reappointment of BDO Dunwoody LLP as auditor of the Company until the next annual general shareholder meeting.

For: 46,732,334 (99.86%)
Withheld: 64,124 (0.14%)

3.	Stock Option Plan. The shareholders approved the adoption of the 2008 stock option plan and the approval of the number of shares reserved for issuance under the New Plan in accordance with the rules and policies of the Toronto Stock Exchange.

For: 13,815,498 (50.33%)
Against: 13,633,621 (49.67%)

Item 6.	Exhibits

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934
32.1	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2009

GOLDEN QUEEN MINING CO. LTD.
(Registrant)

By:	/s/ Lutz Klingmann
Lutz Klingmann
Principle Executive Officer and
Principle Financial Officer