Form 10-Q
period 2009-09-30
GOLDEN QUEEN MINING CO LTD
filed 2009-11-13
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from __________ to __________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 31, 2009 the registrant’s outstanding common stock consisted of 88,378,380 shares.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

In accordance with the Securities and Exchange Commission’s “Exchange Act Rule 240. 13a-13-c”, and having met all of the conditions set forth therein, Golden Queen Mining Co. Ltd. is excluded from the provisions which require Part I filing of the quarterly financial statements.

The Registrant has been in the exploration and development stage of its business and has had no reported revenues from operations since inception.

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

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 29, 2009, the Registrant completed a non-brokered private placement of 2,337,500 common shares of the Registrant at a price of $0.65 per share for proceeds of $1,519,375. The shares were offered and sold to accredited investors pursuant to the provisions of Rule 106 of Regulation D under the U.S. Securities Act of 1933 and to non-U.S. investors pursuant to Regulation S under the Securities Act of 1933.

The shares are subject to a four-month hold period and may not be resold or transferred until November 30, 2009 under Canadian securities laws. The shares are also restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

Net proceeds of this offering is allocated to general working capital.

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

Date: November 13, 2009

GOLDEN QUEEN MINING CO. LTD.
(Registrant)

	By:	/s/ Lutz Klingmann
Lutz Klingmann
Principle Executive Officer and
Principle Financial Officer