Form 10-K
period 2009-12-31
GOLDEN QUEEN MINING CO LTD
filed 2010-03-31
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filed [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $44,643,596 as at June 30, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 89,078,383 common shares as at March 29, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K, which Proxy Statement is to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2009.

Form 10-K

Table of Contents

Part	Item No.

I	1	Business
	1A	Risk Factors
	1B	Unresolved Staff Comments
	2	Properties
	3	Legal Proceedings
	4	Reserved
II	5	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
	6	Selected Financial Data
	7	Management’s Discussion and Analysis of Financial Condition and Results of Operation
	7A	Quantitative and Qualitative Disclosures About Market Risk
	8	Financial Statements and Supplementary Data
	9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
	9A(T)	Controls and Procedures
	9B	Other Information
III	10	Directors, Executive Officers and Corporate Governance
	11	Executive Compensation
	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
	13	Certain Relationships and Related Transactions and Director Independence
	14	Principal Accountant Fees and Services
IV	15	Exhibits, Financial Statement Schedules
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

Item 1. Business.

Glossary

Certain terms used in this Form 10-K are described below. Note that Golden Queen Mining Co. Ltd. (the “Company”) uses Canadian Institute of Mining, Metallurgy and Petroleum definitions for the terms “reserves”, “measured resources”, “indicated resources” and “inferred resources”, and U.S. investors are cautioned that while these terms are recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize them.

Advance minimum royalty - Payment made before the start of commercial production under a mining lease agreement with landholders.

Ag – The chemical symbol for silver.

Au – The chemical symbol for gold.

Exploration stage – A mining company engaged in the search for or exploration of mineral deposits, which is not in either the development or production stage.

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

Mineral deposit - A mineral deposit is a mineralized body, which has been intersected by a sufficient number of drill holes or by underground workings to give an estimate of grade(s) of metal(s) and thus to warrant further exploration or development. A mineral deposit does not qualify as a commercially viable mineral deposit with reserves under standards set by the Securities and Exchange Commission until a final, comprehensive, economic, technical and legal feasibility study has been completed.

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

The Company had previously reported that it expected to begin producing gold and silver from the Project during the second half of 1998, based on the M3 preliminary feasibility study and once approvals and permits had been secured. Because of relatively low gold prices in the late 1990s and in the early 2000s however, the Company was not able to obtain financing for the Project and the Project was therefore put on hold in late 2000. Employees were laid off and costs were reduced to the minimum required to maintain rights to the Property. The major landholders agreed to a 3-year moratorium on advance minimum royalty and other property payments or until the price of gold improved. The Company recorded an asset impairment loss of $28,547,592 for the year ended December 31, 2000 and this asset impairment loss reduced the carrying value of mineral properties and other assets to their estimated, net realizable value.

The Project remained on hold in 2009 pending the receipt of outstanding approvals and permits for the Project.

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

The Company engaged SRK Consulting (U.S.), Inc. (“SRK”), Lakewood, Colorado in 2005 to prepare a NI 43-101 compliant technical report (the “Technical Report (SRK)”) to validate and confirm the mineral resource estimates in compliance with NI 43-101. SRK released the Technical Report (SRK) on March 6, 2006. The mineral resource estimates were confirmed as set out in more detail below.

The Company engaged Norwest Corporation (“Norwest”), Vancouver in 2007 to prepare a further NI 43-101 compliant technical report (the “Technical Report (Norwest)”) to assess mineral reserves for the Project as part of an independent feasibility study based upon the technical work that had been completed to the end of 2006. The results of the Norwest study were disclosed in a press release on December 14, 2007 as set out in more detail below.

There are a number of risks associated with the Project and readers are urged to consider the risks set out below and possible other risks, in order to obtain an understanding of the Project.

The registered office of the Company is located at 1200 - 750 West Pender Street, Vancouver, BC, Canada V6C 2T8 and its executive offices are located at 6411 Imperial Ave., West Vancouver, BC, Canada, V7W 2J5.

The U.S. dollar is used in this Form 10-K and quantities are reported in Metric units with Imperial units in brackets.

Project Background

The Project is located approximately 8km (5mi) south of Mojave in Kern County in southern California.

Gold mining on Soledad Mountain dates back to the late 19th century. The largest producer in the area was Gold Fields America Development Co. (“Gold Fields”), a subsidiary of Consolidated Gold Fields of South Africa. This syndicate operated an underground mine and mill on the property from 1935 to 1942, when the mine was forced to close by War Production Board Order L-208. Production after the war was minimal, as costs had increased while the price of gold remained fixed at $35/oz until 1973.

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

The primary rock types that occur on the Property are rhyolite porphyry and flow-banded rhyolite, quartz latite porphyry, pyroclastics and siliceous vein material. Little or no clay occurs in any of the rocks and the rocks contain upwards of 60% Si as SiO2. Rhyolite porphyry and flow-banded rhyolite were grouped as a single rock type for the metallurgical test work.

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

Mineral Resources Development, Inc. (“MRDI”), San Mateo, California completed a detailed due diligence review of the procedures used by the Company between 1998 and 2000. This work involved statistical analyses, the evaluation of grade capping, the design of appropriate kriging techniques and setting criteria for the classification of resources. MRDI submitted a final report with recommendations in May 2000.

SRK and AMEC E&C Services, Inc. (AMEC acquired MRDI in 2000) did an exhaustive review of the database information and this included the MRDI recommendations from 2000 and audited the geological model over a period of five months in late 2005 and early 2006. Linear kriging was used to estimate gold and silver grades for all blocks in the model. SRK released the Technical Report (SRK) on March 6, 2006.

Mineral resources were classified as follows:

- Measured – first drill hole or crosscut within 21m (70ft) and a second drill hole or crosscut within 30m (100ft).

- Indicated - first drill hole or crosscut within 43m (140ft) and a second drill hole or crosscut within 61m (200ft).

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

Cautionary note to U.S. investors concerning inferred resources: This section uses the term “inferred resources.” We advise U.S. investors that while this term is recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize it. Inferred resources have great uncertainty as to their existence, and great uncertainty as to the economic feasibility of exploiting these in a mining operation. Under Canadian rules, estimates of an inferred resource may not form the basis of pre-feasibility or feasibility studies except in rare cases. Investors are cautioned not to assume that all of or part of an inferred resource exists or will be economically exploitable.

Soledad Mountain Project - Inferred Mineral Resources

			Grade
			AuEq		Gold		Silver
Category	t	ton	g/t	oz/ton	g/t	oz/ton	g/t	oz/ton
Inferred	32,073,000	35,280,000	0.634	0.019	0.497	0.015	10.84	0.32

Note:
1.	AuEq is the gold-equivalent grade, which is calculated as follows:
AuEq g/t = Au g/t + {(Ag/R1 )xR2 } g/t where
R1 = Au price in $/oz/Ag price in $/oz; R2 = Ag recovery in %/Au recovery in %.
Prices used in the calculations are $450.00/oz and $7.50/oz for gold and silver respectively.
Recoveries used in the calculations are 78.0% and 60.0% for gold and silver respectively.
2.	Ore zones were shaped manually with a cutoff grade of 0.274g/t (0.008oz/ton) AuEq.
3.	The mineral resources were calculated with a cutoff grade of 0.274g/t (0.008oz/ton) AuEq.

Infill Drilling Program

The Company has prepared a drilling program with 40 drill holes and approximately 7,200m (23,500ft) of drilling, designed to test a portion of the material classified as inferred within pit shells constructed in 2007. SRK concurred in the Technical Report (SRK) that strategically targeted drilling could upgrade a significant portion of the inferred to the measured or indicated categories. The Company intends to do the infill drilling only once the mine is in production.

Mineral Reserves

The Company engaged Norwest in January 2007 to prepare a NI 43-101 compliant technical report (the “Technical Report (Norwest)”) to assess mineral reserves for the Project as part of an independent feasibility study based upon the technical work that had been completed to the end of 2006. The results of the Norwest study were disclosed in a press release on December 14, 2007 and the Technical Report (Norwest) is dated March 2008.

The mineral reserves as calculated by Norwest are set out in the table below.

Soledad Mountain Project - Proven and Probable Mineral Reserves

			Diluted Grades
			Gold		Silver
Reserve Category	t	ton	g/t	oz/ton	g/t	oz/ton
Proven	27,705,500	30,476,000	0.819	0.0239	13.82	0.403
Probable	18,861,800	20,748,000	0.535	0.0156	11.69	0.341
Total & Average	46,567,300	51,224,000	0.703	0.0205	12.96	0.378

Cautionary note to U.S. investors concerning proven or probable reserves: This section uses the terms “proven reserves” and “probable reserves”. We advise U.S. investors that these terms are defined strictly in accordance with applicable Canadian regulations.

Sean Ennis, P.Eng., of Norwest Corporation, a Qualified Person as described in NI 43-101, signed the Technical Report (Norwest). The Technical Report (Norwest) is available on the Company’s web site at www.goldenqueen.com.

The gold-equivalent cut-off grade for the calculation of mineral reserves is 0.51g/t (0.015oz/ton) AuEq.

Norwest allowed for ore loss of 2.5% and 15% dilution at a zero grade in calculating the mineral reserves.

Exploration Potential

Additional geological targets have been identified on the Property. These targets are generally peripheral (east, south and west) to the currently defined mineral resources. In the east, two additional zones of quartz stringer veins have been mapped in the hanging wall of the Karma/Ajax vein system. Toward the south, an extension of the Silver Queen vein system is open and additional vein splits have been mapped on surface. Also, an extension of the Golden Queen vein system appears to be offset by an east-west trending fault. Initial drill results indicate widths of 8m (26ft) with good gold and silver grades.

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

Independent Feasibility Study Completed By Norwest Corporation

Norwest completed a feasibility study and Technical Report (Norwest) for the Project and the results were released in a press release on December 14, 2007.

The following are the parameters used in the base case cash flow projection:

  Gold and silver prices of $600.00/oz and $12.00/oz respectively
  An analysis on an all-equity basis with lease financing of the primary mining equipment and
  A 10% contingency on capital and operating costs.

The Project has a projected internal rate of return (“IRR”) on capital employed of 19% before taxes with a payback of approximately 4 years. The net present value (“NPV”) is $66.5million with discount rate of 5.0% and the undiscounted, cumulative, net cash flow is $120million. The contribution of gold and silver to gross revenues is projected to be 84% and 16% respectively with an average cash operating cost per ounce of gold produced, net of silver credits, of $420/oz. To provide a comparison, the same mining scenario without the 10% contingency on operating costs has an IRR of 23% before taxes, a NPV of $93.3million with a discount rate of 5% and an undiscounted, cumulative net cash flow of $158million.

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

Disposal of waste rock will be largely in mined-out phases of the open pit and a single, external waste rock dump will be constructed to provide a pad for the aggregate operation. Independent consulting engineers did waste rock dump stability analyses in 1996 and again in 1998 and these were confirmed by Norwest in 2007. The analyses concluded that waste rock dumps would be stable under both static and seismic loading conditions, both during operations and after closure and reclamation. Some sloughing of the faces of dumps could occur during significant seismic events in the area.

Waste rock dumps will be constructed at an angle of repose of 37o (1.3:1.0) and a specific volume of 18.1ft 3/ton that represents a 30% net swell after allowing for partial compaction. Dumps will be re-sloped to 27o (2.0:1.0) as part of closure and reclamation. The toes of the re-sloped dumps will also typically remain within the open pjt perimeter. There is no groundwater in the areas where waste rock will be disposed of and this will therefore not have an impact on the stability of the waste rock dumps.

Open Pit Operation

Standard, open pit mining methods will be used to mine ore and waste rock. Mining operations will include drilling, blasting, loading and hauling and it is expected that the Company will do the mining. All open pit mining will occur in dry conditions above the water table.

Norwest determined the open pit equipment requirements and capital and operating costs for the feasibility study.

Planned mining rates are 13,000 tons of ore and 27,000 tons of waste rock per day or 4.55million tons of ore and 9.45million tons of waste rock per year for a combined total of 14.0million tons per year and these have been reduced from the earlier planned mining rates. Mine life has increased from 7 years to 12 years. The total quantity of ore to be mined, crushed and screened and stacked on the heap leach pads is estimated to be 51.2million tons. Total waste rock mined is 108.4million tons of which 19.0 million tons is expected to be processed and 15.0million tons sold as aggregate and 89.4million is expected to be managed on site as set out above. The average stripping ratio is 2.12:1.0.

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

The open pit design done by Norwest assumed a loaded downhill ore haul to the primary crusher for the life of the mine. The intent is to replace trucks with a downhill pipe conveyor to convey ore for a number of the mining phases with a reduction in the number of trucks required. Ore will be crushed by an in-pit, portable, primary crusher and fed to the pipe conveyor and conveyed to the coarse ore stockpile. The length of the pipe conveyor will be approximately 1500ft. Various alternative mine designs are being explored in an effort to make the best possible use of the pipe conveyor and detailed engineering for this application remains to be completed.

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

It was proposed to crush and screen ore to 100% - 8mesh or 100% - 2.37mm and a four-stage crushing and screening plant using vertical shaft impact crushers in the third and fourth crushing stages was designed for the Project in the 1990s. This approach is referred to as conventional crushing in the following analysis. The Company did a review that provided new insights into the historical test results in 2002. An alternative flow sheet was developed for the Project in late 2002, based upon the use of a high-pressure grinding roll (“HPGR”). The Company, in consultation with an independent engineering firm experienced in HPGR design, prepared a detailed flow sheet for the Project based on an HPGR in the third comminution stage.

Confirmation HPGR tests were required to provide the following:

  The design parameters to both size the equipment and determine the motor sizes for the HPGR;
  The target particle size distributions for the commercial operation; and
  Information to finalize the flow sheet, e.g. the need to recycle edge material.

Samples of rhyolite ore and quartz latite ore were collected for the HPGR tests in July 2003 and in March 2004 respectively. The samples were crushed to 100% passing 32mm and 35mm respectively by McClelland Laboratories, Inc. (“MLI”), an independent metallurgical laboratory located in Sparks, Nevada. The samples were shipped by airfreight to the laboratories of two HPGR manufacturers in Germany where the actual HPGR tests were done. The crushed samples were returned to the MLI laboratory in Nevada for confirmation leach test work. The following conclusions were drawn based upon the results of bottle roll and column leach tests:

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

The detailed analysis of the leached residues or tails indicated that tests should be done on a high-grade and a low-grade sample to obtain data for the complete range of expected head grades. Two rhyolite samples were taken for this test work in April 2006. The total weight of the two samples was approximately 2,100kg (4,600lb). The samples were shipped by truck to MLI for first-stage crushing and then by airfreight to a HPGR manufacturers’ laboratory in Germany where the HPGR tests were done. The samples were returned to MLI and bottle roll tests and column leach tests were started in July and completed in December 2006. Final test results were received and combined with the results from earlier tests for a detailed recovery analysis.

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
  Lower energy consumption and thus lower operating costs; and
  Exceptional circuit flexibility that will readily permit future upgrades such as a finer HPGR feed size or the recycle of edge product.

A technical paper entitled “Flow Sheet Development And Benefits Of The HPGR” was presented at the RANDOL conference held in Perth, Australia in late-August 2005.

An independent consulting engineering firm did the design of the crushing-screening plant including the HPGR in 2006 and this design was revised in detail in 2008.

The HPGR consists basically of two counter-rotating rolls – one a fixed roll and the other a ‘floating’ roll. The ‘floating’ roll is mounted on and can move freely on two slides and the grinding forces are applied to the ‘floating’ roll by four hydraulic rams. Ore is choke-fed to the gap between the rolls and comminution takes place by inter-particle crushing in the bed of particles. The gap between the rolls is determined by the nip-in characteristics of the feed and the total grinding force applied, which in turn depends upon pressures in the hydraulic system. Each roll is driven by an electric motor via a planetary gear reducer. The total grinding force can range from 750kN to 20,000kN and pressures in the gap can range from 50MPa to 250MPa. The unconfined compressive strengths of Soledad Mountain ores range from 2.2MPa to 118.9MPa by comparison.

Comminution in the HPGR is achieved without impact and essentially without attrition of the wear protection on the surface of the rolls.

Merrill-Crowe Plant

Gold and silver are typically recovered in a heap leach operation by dissolution in a dilute sodium-cyanide solution and then by precipitation with zinc or adsorption on activated carbon. The zinc precipitation process, referred to as the Merrill-Crowe process after its developers, is used to recover gold and silver when the silver to gold ratio in solution is greater than 10:1. The silver to gold ratio is expected to average 15:1 for the Project and a Merrill-Crowe precipitation plant will therefore be required. In the Merrill-Crowe process, zinc dust is metered into the deaerated, pregnant solution and gold and silver are precipitated as micron-sized, metallic particles. The precipitate is dried, mixed with selected fluxes and melted in an induction furnace. The molten mix of gold and silver, i.e. the dorè, is poured into molds. The dorè is cooled, cleaned and shipped to a commercial refinery where gold and silver bullion are produced for final sale.

The Merrill-Crowe process is highly efficient and recoveries in a commercial plant typically range upwards of 98%.

Independent consulting engineering firms did detailed designs for the Merrill-Crowe plant and this includes the refinery and for an analytical laboratory.

The Heap Leach Pad And The Heap

A dilute, sodium-cyanide solution will be used to extract gold and silver in the heap leach operation. Extensive procedures will be put in place to protect workers and the environment. The cyanide will be received in a dissolved form by truck directly from the manufacturer and will be pumped to a storage tank on site and from there to the process. An alternative is to receive delivery of the cyanide in dry form and the facilities for the Project have been designed to accept delivery of cyanide in either form.

An independent consulting engineering firm is responsible for the design of the heap leach facility, which has been designed for zero discharge. The design contemplates that the first heap leach pad to be constructed, the Phase 1 pad, will be located on the northern side of Soledad Mountain. A second pad, the Phase 2 pad, will be located on the western side of Soledad Mountain if required. The Phase 1 pad will be a dedicated pad, i.e. ore will be stacked, leached, rinsed and left in place on the pad for final reclamation. The following are the design criteria for the Phase 1 pad:

  The pad has been designed as a permanent, single-use pad;
  Dry specific weight of agglomerated ore is 1.36t/m3 (85.0lb/ft3 );
  Maximum heap height is 60m (200ft);
  Lift height is 10m (33ft);
  The angle of repose of the agglomerated ore is 2.0H:1.0V;
  Slopes are 2.5H:1.0V on the north and west sides and 2.0H:1.0V on the south and east sides;
  Nominal capacity of the pad is 46.5million t (51.2million ton) and
  The heap is to be constructed in 3 stages and each stage is to be divided into 2 hydraulically isolated zones, i.e. Zone 1 and Zone 2 for a total of 6 zones

The Phase 1 heap leach pad will be lined with a composite liner consisting of a compacted soil liner and a geomembrane. The geomembrane will in turn be covered and protected by 45cm (18inch) of a crushed liner protection fill that will act as a drainage layer. A network of perforated pipes will be installed in the liner protection fill. Solution will drain by gravity to a pump box and will be pumped to the Merrill-Crowe plant where gold and silver will be extracted from the pregnant solution. The barren solution will be pumped to the heap with vertical turbine pumps and drip emitters will be used on the heap to limit evaporation losses. Drip emitters will be covered. An overflow pond is located east and downstream of the pump box.

Detailed site investigations were done in the area where the Phase 1 heap leach pad will be constructed in 2004 and again in 2006. The design of the Phase 1 pad for construction has been completed.

The design of the heap leach pad meets all applicable regulatory requirements.

An equipment manufacturer did the heap leach stacking study for the conveying and stacking system.

Services

The Project is located approximately 8km (5 miles) south of Mojave in southern California. The metropolitan areas of Rosamond and Lancaster lie from 14km (9 miles) to 32km (20 miles) to the south. Access to site is from State Route 14 and Silver Queen Road, an existing paved County road. Mojave is a railroad hub for the Burlington

Northern/Santa Fe and Union Pacific/Southern Pacific railroad lines. Services such as a hospital, ambulance, fire-protection, garbage and hazardous waste disposal, schools, motels and housing, shopping, airport and recreation are available in Mojave and its surroundings.

Water Supply

A water supply will be required for the mining operation and it is expected that groundwater will be used.

A detailed study of the site hydrogeology was completed in 2006 to confirm that groundwater would be a dependable source of water for the Project. As many as 35 wells have been drilled in the greater Project area in the past. Records for some of these wells plus step rate test data from production well PW-1 drilled by the Company indicate that, initially, two production wells can provide the maximum estimated water requirement of 147.6m 3/h (650gal/min). Production well PW-1 is located approximately 1km (3,000ft) north of the Project. A second production well was drilled approximately 300m (1,000ft) north of well PW-1 and cased and tested and a third production well, PW-3, was drilled in an area west of the Project in November 2008. Development of well PW-3 remains to be completed..

Water samples taken from five characterization wells on site indicate that groundwater can be used in the heap leach process without pre-treatment.

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

The Company is in discussion with a local agency to determine the availability and feasibility of using recycled water for the Project and initial engineering studies are underway.

Power Supply

The regional utility, Southern California Edison (“SCE”), will supply power.

A main power line with two sets of conductors currently reaches the eastern property boundary. The top set of conductors carries 66kV while the bottom set of conductors carries 12,460V and these are the common primary voltages in SCE territory.

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

SCE is doing an in-house study to determine the most effective way of providing power for the Project.

It is expected that the Company will install and own the utility tie sub-station, which will transform the incoming voltage of 66kV to 4160V and this will be the mine distribution voltage. Overhead transmission lines will distribute power from the utility tie sub-station to the areas where power will be required.

A diesel-powered generator will provide standby power and this will be set beside the Merrill-Crowe plant. Power will be available to operate the barren and recycle solution pumps in case of a SCE power failure.

An independent consulting engineering firm prepare a detailed motor list and estimated the power consumption for the heap leach operation..

Assay Laboratory, Offices & Workshop/Warehouse

The initial designs for all services required for a mining operation such as an assay laboratory, office, workshop and warehouse and diesel fuel and gasoline storage have been completed.

Project Management & Operating Manpower

A management team will be assembled in Mojave to manage the Project. Manpower is expected to average 27 salaried and 129 hourly-paid workers once the mine is in full production with a further 15 hourly-paid workers required for the aggregate operation. Indications are that skilled workers will be available locally as there are a number of mines and quarries in production in the greater Mojave area.

Construction manpower is expected to peak at 200 with an estimated 141.7 man-years required for construction.

Aggregate

It is expected that a byproduct aggregate and construction materials business can be developed once the heap leach operation is in full production, based on the location of the Project in southern California with close proximity to major highways and railway lines. The source of raw materials will be quality waste rock specifically stockpiled for this purpose. The waste rock can be classified into a range of products such as riprap, crushed stone and sand with little further processing. Test work done in the 1990s confirmed the suitability of waste rock as aggregate and construction material. The waste rock could be sold over an extended mine life greater than 30 years. The Company has received an expression of interest from an aggregate producer with experience in southern California markets and this is being actively pursued.

Wind Power

A large number of wind turbines are located in an area between the Project and a range of mountains to the northwest of the Project.

A company based in Mojave has investigated the feasibility of using Soledad Mountain as a base for a commercial installation of wind turbines and has had discussions with the Company. Initial indications are that Soledad Mountain would be a good site and could accommodate a number of wind turbines without interfering with the mining operation.

Wind power could only be a supplemental source of power for the Project as it would still be necessary for SCE to provide power during periods when there is little or no wind.

Environmental Issues & Permits

General

The area surrounding Mojave is typical of the western Mojave Desert. The immediate vicinity of the Project is sparsely populated with considerable historical and more recent mining activity. The Standard Hill, Tropico and Cactus mines are located within a radius of 12km (7.5 miles) of the Property.

The Project and the immediate area surrounding the Project or a total of approximately 9,600 (3,887 hectares) acres are included in the Specific Plan (the “Plan”) for Soledad Mountain - Elephant Butte & Vicinity - south of Mojave. This Plan was prepared in March 1973 and adopted by the Kern County Board of Supervisors as Resolution 73-485 on June 18, 1973. Gold and silver mining operations are recognized in the Plan as important land uses and the protection of mineral deposits, potentially of commercial value, is included in the Plan through restriction of incompatible land uses. The Project as presently defined is consistent with the Plan.

An independent consulting engineering firm reviewed the major approvals and permits that were issued for the Project in the late 1990s and the current regulatory environment in California in 2005. Additional work was indicated due to the time that had passed since the permits were first issued and changes that had been made in the Project. There have also been changes in regulations imposed by two levels of government in California. No significant environmental issues were however identified in the review and furthermore, the footprint of the Project as presently defined has been reduced in both a physical and an environmental sense.

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

The Company completed an Application for a revised Surface Mining and Reclamation Plan, which was submitted to the Kern County Planning Department (the “Planning Department”) in April 2007. The Planning Department completed its review of the Application and deemed the Application complete in July 2007. The Planning Department noted that changes proposed for the Project constituted new information that required evaluation of potential impacts and mitigation in a supplemental EIR. The Planning Department issued a Request for Proposal to prepare the supplemental EIR to a total of 17 qualified consultants in October 2007. The Chambers Group was awarded the contract to prepare the supplemental EIR. The Company signed an agreement with the Planning Department in February 2008 and made a payment of $55,000 which was 50% of the cost of preparing the supplemental EIR. This agreement was approved by the Kern County Board of Supervisors at its regular meeting on March 11, 2008.

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

The State Office of Mine Reclamation (“OMR”), accompanied by the Planning Department and Company management, met on site for a due diligence review on September 16, 2008. The OMR indicated that it would require additional time beyond the September 17, 2008 deadline to prepare comments on the Project.

The Planning Department received nine comment letters by September 17, 2008 and two additional comment letters at the end of September plus a twelfth comment letter thereafter. The OMR submitted comments to the Planning Department on September 30, 2008.

The County selected RGP Planning and Development Services (“RGP”) to continue with the preparation of the supplemental EIR. The agreement with RGP was approved by the Kern County Board of Supervisors at its regular meeting on October 14, 2008. The estimated cost of the work to be done by RGP was $123,800 and the Company paid this amount on September 25, 2008.

A scoping meeting was held on site attended by RGP, the Planning Department, and Company management.

The Company submitted responses to ten of the comment letters referred to above to the Planning Department on November 27, 2008 and responses to the OMR’s comment letter on December 16, 2008.

RGP prepared a Progress Report, which the Planning Department released to the public, on December 30, 2008.

The Company’s consulting engineers did extensive studies to confirm the possibility of backfilling mined-out phases of the open pit in January and February 2009. The studies were presented to the Planning Department in a meeting in Bakersfield on March 11, 2009. The Planning Department requested that the Project Description be revised to include the backfilling studies and this was done and submitted to the Planning Department on March 24. The Application for the revised Surface Mining and Reclamation Plan was also revised and submitted to the Planning Department on April 5. A further revision of the Application was requested by the Planning Department on May 5 and this was completed and submitted on May 25. The Company recognizes that the reviews by the Planning Department have added to the overall quality of the Application.

The Planning Department’s target for the release of the supplemental EIR to the public was then late July or early August 2009.

The following two items are of note:

  The Company completed a number of studies and did significant work on site between 2005 and 2009 to document that the environmental setting for the Project had not changed since 1997. The studies have been submitted to the Planning Department.
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

The area is designated as unclassified for PM10 emissions (that portion of the total suspended particulates less than 10 microns in size) and as a non-attainment area for ozone. The typically windy conditions and very dry nature of the area are responsible for high background PM10 levels recorded at several nearby meteorological monitoring stations.

Fugitive dust from a mining operation on the Property, combined with background dust, may result in unacceptable levels of PM10 emissions in the surrounding areas, especially downwind, and this may present the greatest potential environmental issue for the Project. A PM10 level of 44 micrograms per cubic meter was projected by computer modeling for a mining rate of 27million t (30million ton) in 1996. This level is below the California attainment standard of 50 micrograms per cubic meter and the Federal standard of 150 micrograms per cubic meter. However, the Company believes that it will achieve compliance with applicable standards by a greater margin, as the modeling methodology assumes worst-case conditions, which are considered unlikely to be encountered in the actual operation based on the planned use of commonly accepted dust control techniques in all phases of the operation.

The Planning Department requested that the Air Quality Assessment and Health Risk Assessment for the Project be redone in February 2009 to provide current information for the supplemental EIR. This study was completed and in the hands of the Planning Department and KCAPCD on July 21, 2009.

KCAPCD transferred an Emission Reduction Credit Certificate from Cactus Gold Mines Company to the Project in February 1999 and this remains valid.

Authority To Construct & Permit To Operate

The Company had obtained seven Authority to Construct permits dated March 16, 2002. These permits expired on March 16, 2004 and were not renewed due to changes anticipated in the Project.

The Company expects to submit revised Applications for Authority to Construct permits in April 2010. KCAPCD will prepare and issue Authority to Construct permits once the supplemental EIR is certified.

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

Water Quality

The Project is located in the northern portion of the Antelope Valley Groundwater Basin. The mean recorded annual rainfall in the surrounding area is approximately 156mm (6.14in) . Typical patterns of precipitation are winter rains and summer thunderstorms and these tend to be short-lived and of high intensity. The site is dominated by Soledad Mountain and surface drainage patterns in the area are largely influenced by local topography. This varies from steep, rugged hillsides at the upper elevations to a gently sloping desert floor around the toe of Soledad Mountain. Runoff on the northern side of Soledad Mountain is via a series of gullies or channels, which direct surface flows to the north, northeast and northwest and eventually to the east to the Gloster and Chaffee Hydrologic Areas of the Antelope Hydrologic Unit.

There are no springs or intermittent streams in the immediate area. The closest intermittent stream is approximately 5km (3 miles) to the west. Evaporation rates are high. Groundwater is typically found at depths of 55m to 6m (180ft to 200ft) in the area north of the Project.

The Lahontan Regional Water Quality Control Board (“Regional Board”) is responsible for ensuring compliance with the federal Clean Water Act and California’s Porter-Cologne Water Quality Act. The Company submitted a Report of Waste Discharge (“ROWD”), prepared by a company based in Bakersfield to the Regional Board in June 1997. The Regional Board adopted Board Order No. 6-98-9 in March 1998 at a meeting held in Lancaster and this set the Waste Discharge Requirements for the Project.

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
  Public safety will be a concern to be addressed both while mining is underway and as part of closure, and
  Post-closure monitoring will continue until revegetation targets are met with the ultimate goal of establishing a productive and self-staining eco-system.

The following points will have an impact on closure and reclamation costs:

  The footprint required for Project facilities has been significantly reduced from the earlier concepts;
  A road to the top of Soledad Mountain will remain for access to public facilities and will not be reclaimed;
  Waste rock will be disposed of in mined-out phases of the open pit as part of a comprehensive waste rock management plan;
  A planned major waste rock dump to the south of Soledad Mountain has been eliminated and this will significantly reduce the total disturbed area that must be reclaimed;
  Leached residues will be rinsed and reclaimed on a single heap leach pad. (The Company is also evaluating the feasibility of selling the leached and rinsed residues for a variety of uses; and
  The size and complexity of the crushing & screening plant has been significantly reduced with fewer structures that have to be dismantled and fewer concrete footings that have to be broken up or buried.

The following two items will require future consideration:

  The workshop and warehouse building and wash slab, security and human resources units, bulk fuel storage tanks, septic tank and leach field and the parking lot will find an approved, alternative industrial use and may not be dismantled and the site where these facilities are constructed may not have to be reclaimed.
  Two (or three) water supply wells may remain for future industrial or municipal use. The water supply infrastructure may be turned over to the Mojave Public Utility District to become part of the permanent facilities in the area.

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

A summary of the proposed revegetation procedures is given below:

  Two revegetation test plots were prepared and seeded north and south of Soledad Mountain in 2006 and 2007 respectively to demonstrate that seed collected locally can be an effective source of seed;
  Seed is being collected locally and a seed library has been established;
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
  Control of runoff to minimize erosion will be a key to successful revegetation and
  Quantifiable goals for density and diversity of perennial species have been proposed..

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

The Company provided reclamation financial assurance in the form of a Payment Bond Certificate backed by a Certificate Of Deposit with Union Bank of California in the amount of $286,653 on October 21, 2009. The financial assurance is reassessed annually.

Cleanup On Site

The Company has done extensive cleanup on site over the past four years as summarized in the table below.

		Amount
Payable To	Years	U.S.$	Loads
Contractor A	2006	13,077	6.0
	2007	41,946	48.5
	2008	138,336	160.0
	2009	15,425	17.5
Total	2006-2009	208,784	232.0
Contractor B	2008	128,000	141.0
Grand Total		336,784	373.0

Some work remains to be done and cleanup is continuing at a reduced pace in 2010.

The work was done at a significant cost to the Company and demonstrates that the Company is committed to envioronmental stewardship and good housekeeping in its operations.

Environmental, Safety and Health Policy

The Company has an Environmental, Safety and Health Policy and a management system to implement the Policy.

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

The Likelihood Of Continued Losses From Operations

The Company has had no revenue from operations and has incurred cumulative losses from inception through December 31, 2009 of $51,837,026. Losses are expected to continue until such time as the Company can economically produce and sell gold and silver, aggregate and construction materials from the Project. Continued losses will require that the Company raise additional funds by equity or debt financing, failing which the Company will not be able to continue operations.

Ability To Continue As A Going Concern

The Company has had no revenues from operations since inception and has a deficit of $51,837,026 accumulated during the exploration stage. In addition we have significant costs associated with ongoing operations and advancing the Project that we are presently funding primarily through the sale of our common shares.

The continuation of the Company as a going concern is dependent upon the continued financial support from our shareholders, the ability of the Company to obtain the necessary financing to achieve its operating objectives, and the attainment of profitable operations. Management cannot provide assurances that such plans will occur. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Need for Significant Additional Financing

If approvals and permits are secured for the Project and a production decision is made, the Company will need significant additional financing to develop the Project into an operating mine and estimates that this could range as high as $100 million plus working capital. The Company expects to finance the construction and to secure the necessary working capital from either additional sales of common shares, from bank or other borrowings or, alternatively, through a joint venture. However, the Company has no commitment for the underwriting of additional shares or for bank financing and it is not a party to any agreement or arrangement providing for a joint venture. Whether or not and to what extent project financing can be secured will depend on a number of factors, including gold and silver prices. Gold and silver prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as the strength of the US dollar and foreign currencies, global and regional demand, and global or regional political or economic events. If financing is not obtained, the Company will not be able to develop the Project and would be forced to seek alternatives to its current business plan, including disposing of its interests in the Property.

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

Financing to develop the Project will depend upon current price levels for gold and silver being sustained for the foreseeable future. The current price levels of gold and silver have not been attained since the early 1980s and there is no guarantee that prices will remain at the current high levels. Gold and silver prices historically have fluctuated widely and are affected by numerous factors outside of our control including industrial and retail demand, central bank lending, forward sales of gold by producers and speculators, levels of gold production, short-term changes in supply and demand because of speculative hedging activities, confidence in the global monetary system, expectations of the future rate of inflation, the strength of the US dollar (the currency in which the price of gold is generally quoted), interest rates and global or regional political or economic events.

Historical prices for gold and silver based on the London pm Fixing as at the closing dates noted, are set out in the table below.

Date	Gold	Silver
January 2, 2010	$1,121.50	$17.17
January 2, 2009	$874.50	$11.08
January 2, 2008	$840.75	$14.93
January 2, 2007	$640.75	$13.01
January 3, 2006	$530.00	$9.04
January 4, 2005	$427.75	$6.39
January 2, 2004	$415.25	$5.98
January 3, 2000	$281.50	$5.30

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

We rely extensively on the services of our President, Mr. H. Lutz Klingmann, P.Eng., who has considerable current knowledge of our operations, including the Soledad Mountain Project, and the loss of his services would likely result in delay and cost associated with acquiring and training additional management.

Since 2002, Mr. Lutz Klingmann has been largely responsible for most of the operations of the Company, including work on the Project. The successful development of the Project as currently envisioned by management is dependent to a significant extent on the efforts and abilities of Mr. Klingmann. Investors must be willing to rely to a significant extent on management’s discretion and judgment. We do not maintain key employee insurance on Mr. Klingmann and the loss of his services would likely have an adverse affect on Company operations and plans, until such time as a replacement can be located and brought current on Company plans and operations.

Risks and Contingencies Associated with the Mining Industry Generally

In addition to the risks noted above, the Company is subject to all of the risks inherent in the mining industry, including environmental risks, fluctuating metals prices, industrial accidents, labor disputes, unusual or unexpected geologic formations, cave-ins, flooding, earth quakes and periodic interruptions due to inclement weather. These risks could result in damage to, or destruction of, production facilities, personal injury, environmental damage, delays, monetary losses and legal liability. Although the Company maintains or can be expected to maintain insurance within ranges of coverage consistent with industry practice, no assurance can be given that such insurance will be available at economically feasible premiums. Insurance against environmental risks (including pollution or other hazards resulting from the disposal of waste products generated from production activities) is not generally available to the Company or other companies in the mining industry. If subjected to environmental liabilities, the costs incurred would reduce funds available for other purposes. If the Company is unable to fund fully the cost of remedying an environmental problem, the Company might be required to suspend operations or enter into interim compliance measures pending completion of remedial activities.

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

The Company owns or controls 792.13 acres of fee land in the area surrounding Section 6. The land is required for the construction of the ancillary facilities required for a mining operation, for the construction of the heap leach pads and for waste rock disposal. The area that will be disturbed by the Project is a 369 hectare-block (912 acres) within the total area of approximately 366 hectares (3,500 acres) owned, held or controlled by the Company. The Company also owns four residential properties with buildings north of Silver Queen Road and four residential properties west of Soledad Mountain.

The Company is continuing with its efforts to purchase additional land that will secure its land position in the area.

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

Land Survey

A U.S. mineral surveyor licensed in California has completed a survey of the patented and unpatented lode mining claims in Section 6, T10N, R2W and Section 32, T11N, R12W. A claim status map and Royalty Map have been prepared. The Company has confirmed that there are no gaps in its land holdings in the project area. The Company is planning to file a Record of Survey with Kern County in 2010.

Royalties

The Company is required to make advance, minimum royalty payments under the mining lease agreements. With one exception, the Company will receive a credit for the advance minimum royalty payments on commencement of commercial production. Most of the royalties are of the net smelter return (“NSR”) type and are based on a sliding scale, with the percentage amount of the royalty depending upon the ore grades on the particular property to which the royalty relates. Weighted average royalty rates will range from a low of 2.0 % to a high of 5.0% depending upon the area being mined and gold and silver prices. The agreements also typically provide for an additional royalty if non-mineral commodities, such as aggregates, are produced and sold.

Property Interests Are In Good Standing

The Company had disclosed in its Form 10-K for the fiscal year ended December 31, 2007 that not all property interests were in good standing. The total advance minimum royalty owing to landholders was $714,137. The Company contacted all landholders and paid $666,103 in the second, third and fourth quarters of 2008 with a further $48,034 payable to be paid to the remaining rightful landholders in 2009. The Company is continuing to pay advance minimum royalties to landholders and had paid a total of $174,196 in 2009. The Company believes it is in compliance with the requirements.

A mining lease agreement with one group of landholders expired in 2004 and the Company has prepared a new mining lease agreement for discussion with the group of landholders and these discussions are ongoing.

A number of mining lease agreements expire in 2010 and the Company has prepared or is preparing extension agreements.

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

Item 4. Reserved.

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

Year ended December 31		High	Low
2009	Fourth Quarter	$1.17	$0.77
	Third Quarter	$0.84	$0.55
	Second Quarter	$0.72	$0.40
	First Quarter	$0.50	$0.23
2008	Fourth Quarter	$0.39	$0.15
	Third Quarter	$0.96	$0.30
	Second Quarter	$1.11	$0.82
	First Quarter	$1.29	$0.75

Exchange Rates

The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in New York City for cable transfers in Canadian dollars. Such rates are the number of Canadian dollars per one (1) U.S. dollar quoted by the Bank of Canada. As of December 31, 2008, the Federal Reserve Bank of New York discontinued the publication of foreign exchange rates. On March 1, 2010, the exchange rate was US$1.00 per CDN$1.04. The high and low exchange rates for each month during the previous six months were as follows:

	High	Low
February 2010	$1.07	$1.04
January 2010	$1.07	$1.03
December 2009	$1.07	$1.04
November 2009	$1.08	$1.05
October 2009	$1.08	$1.03
September 2009	$1.11	$1.06

Exchange rate information (from US$ to CDN$) as at each of the years ended December 31, 2008 and 2009 is set out in the table below:

	Year Ended December 31

	2008	2009
Rate at end of Period	$1.224	$1.0510
Low	$0.9717	$1.0292
High	$1.2935	$1.3000

As of March 1, 2010, there were 253 registered holders of record of the Company’s common shares and an undetermined number of beneficial holders.

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

Year ended December 31		High	Low
2009	Fourth Quarter	$1.08	$0.69
	Third Quarter	$0.78	$0.48
	Second Quarter	$0.67	$0.33
	First Quarter	$0.44	$0.22
2008	Fourth Quarter	$0.35	$0.10
	Third Quarter	$0.92	$0.28
	Second Quarter	$1.10	$0.80
	First Quarter	$1.30	$0.76

Dividends

The Company has not declared dividends on its common shares since inception.

Securities Authorized for Issuance Under Compensation Plans

The following table sets forth information as at December 31, 2009 respecting the compensation plans under which shares of the Company’s common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,850,000	C$0.44	3,350,000
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	3,850,000	--	3,350,000

Sales of Unregistered Securities

On July 29, 2009, the Company completed a non-brokered private placement of 2,337,500 common shares of the Company at a price of C$0.65 per share for proceeds of $1,396,646 (C$1,519,375). The shares were offered and sold to accredited investors pursuant to the provisions of Rule 106 of Regulation D under the U.S. Securities Act of 1933 and to non-U.S. investors pursuant to Regulation S under the Securities Act of 1933.

The shares are subject to a four-month hold period and may not be resold or transferred until November 30, 2009 under Canadian securities laws. The shares are also restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

Net proceeds of this offering are allocated to general working capital.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor an affiliated purchaser of the Company purchased common shares of the Company in the year ended December 31, 2009.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of the operating results and financial position of Golden Queen Mining Co. Ltd. (the “Company”) is dated March 31, 2010 and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2009 and the notes thereto.

All amounts herein are in US$ unless otherwise noted.

Results of Operations

Following are the results of operations for the year ended December 31, 2009.

The Company had no revenue from operations.

The Company incurred general and administrative expenses of $2,246,953 for the year ended December 31, 2009 (2008 - $2,817,429).

The following significant costs were incurred during the year:

  $174,196 for advance minimum royalties owing to landholders (2008 - $735,333);
  $362,050 for the Air Quality and Health Risk Assessment and for ongoing maintenance of and data recovery from the meteorological station (2008 - $109,007);
  $15,355 for a study to confirm that there are no desert tortoise found on the property (2008 - $0);
  $35,354 for quarterly water sampling and analysis (2008 - $37,837);
  $172,114 for detailed engineering for the Phase 1 heap leach pad, for the associated site drainage plan and general support for the approvals and permitting process (2008 - $428,012);
  $60,194 for traffic studies and detailed design for the new access road for the Project (2008 - $0);
  $41,869 for the detailed design of the workshop and warehouse for the Project (2008 - $0);
  $202,883 for ongoing work on the occurrence of arsenic in groundwater, a review of the use of cyanide in heap leaching, a study of the occurrence of mercury and capture of mercury and general support required for the approvals and permitting process (2008 - $278,914);
  $45,024 for ongoing work done by a registered surveyor on the status of mining claims (2008 - $70,958);
  $17,953 to an independent engineer for ongoing site support (2008 - $21,710);
  $15,425 to a local contractor for ongoing cleanup and weekly safety checks (2008 - $266,034);
  $167,898 for property purchases (2008 - $133,641);
  $20,440 to the Bureau of Land Management for annual assessment work for 2009 (2008 – 19,800);
  $26,195 for property taxes for 2009 – 2010 (2008 -2009 - $24,885)
  $31,412 for insurance for 2009-2010 (2008-2009 - $31,431);
  $190,201 for legal fees incurred for ongoing work on the supplemental EIR (2008 - $10,000);
  $85,448 for general corporate legal fees and work on agreements with landholders (2008 - $77,089);
  $20,051 to Kern County Resource Management Agency for work on the SEIR (2008 - $200,392);
  $90,000 for preparing promotional material and seeking public support for the Project (2008 - $56,250);
  C$180,184 for ongoing mine design and drafting support (2008 – C$124,102);
  C$19,798 to confirm the availability of power for the Project with Southern California Edison and for the design of a sub-station for the Project (2008 – C$0);
  C$26,787 for stock exchange and filing fees (2008 – C$18,135);
  C$55,656 for general corporate legal fees (2008 - $43,452)

  C$108,019 for accounting and audit fees and the preparation of tax returns (2008 – C$77,808);

Interest income of $10,070 (2008 - $107,956) was significantly lower by $97,886 as there was less cash on deposit during the year and interest rate has been significantly lower compared to prior year. There was no interest expense during the year.

The Company incurred a net loss of $2,419,442 (or $0.03 per share) for the year as compared to a net loss of $3,996,777 (or $0.05 per share) for 2008.

Summary of Quarterly Results

Results for the eight most recent quarters are set out in the table below.

Results for the quarter ending on:	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	March 31, 2009
Item	$	$	$	$
Revenue Net loss for the quarter Net loss per share	Nil 797,335 0.01	Nil 427,616 0.005	Nil 696,214 0.01	Nil 498,277 0.005

Results for the quarter ending on:	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March 31, 2008
Item	$	$	$	$
Revenue Net loss for the quarter Net loss per share	Nil 1,223,439 0.02	Nil 923,380 0.01	Nil 1,224,663 0.01	Nil 625,295 0.01

The results of operations can vary from quarter to quarter depending upon the nature, timing and cost of activities undertaken during the quarter and whether or not the Company incurs gains or losses on foreign exchange, grants stock options or makes end-of-year adjustments.

Selected Annual Information

Results for the year ending on:	Dec. 31, 2009	Dec. 31, 2008	Dec. 31, 2007	From Inception
Item	$	$	$	$
General and administrative expenses
Asset impairment loss
Adjustment to asset retirement obligation on
changes in cash flow estimates
Accretion expense
Sub-total
Interest expense
Interest income
Net loss
Loss per share	(2,246,953) (167,898) (6,882) (7,779) (2,429,512) - 10,070 (2,419,442) (0.03)	(2,817,429) (1,270,366) 275 (17,213) (4,104,733) - 107,956 (3,966,777) (0.05)	(1,907,159) (246,283) (1,485) (11,930) (2,166,857) - 160,375 (2,006,482) (0.03)	(19,727,800) (32,135,592) 223,583 (55,381) (51,835,814) (913,098) 1,599,987 (51,148,925)

Reclamation Financial Assurance and Asset Retirement Obligation

The Company provided reclamation financial assurance in the form of an Irrevocable Payment Bond Certificate with Union Bank of California in the amount of $286,653 on October 21, 2009. The financial assurance is reassessed annually and the estimate for reclamation of historical disturbances on the property is $283,809 for 2010. The financial assurance will be provided in the fourth quarter of 2010.

The asset retirement obligation accrual is estimated at $177,564 and this is shown as a liability on the consolidated balance sheet. The actual obligation could differ materially from these estimates.

Advance Minimum Royalties

The Company is continuing to pay advance minimum royalties to landholders with a total of $174,196 paid in 2009.

A mining lease agreement with one group of landholders expired in 2004 and the Company has prepared a new mining lease agreement for discussion with the group of landholders.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Stock Option Plan

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

The Company granted 1,950,000 stock options to directors, officers and consultants of the Company pursuant to the new plan on January 28, 2009. The options are exercisable at a price of C$0.26 per share for a period of 5 years from the date of grant. The new plan and the stock options were approved by the shareholders of the Company at the 2009 annual general meeting, which was held on May 21, 2009.

Transactions With Related Parties

Mr. H. Lutz Klingmann was paid $116,776 (2008 - $136,500) for services as President of the Company and Mr. Chester Shynkaryk was paid $18,620 (2008 - $17,996) for consulting services to the Company for the year ended December 31, 2009. No other compensation was paid or given during the year for services rendered by the directors in such capacity and no additional amounts were payable at year-end under any standard arrangements for committee participation or special assignments.

Four directors of the Company were paid $1,752 (2008 - $ 1,861) and two directors were paid $2,000 (2008 -$2,000) in director fees for the year ended December 31, 2009.

There were no other related party transactions during the year ended December 31, 2009.

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

Liquidity and Capital Resources

The Company concluded a non-brokered private placement of 2,337,500 common shares of the Company at a price of C$0.65 per share for proceeds of $1,396,646 (C$1,519,375) on July 30, 2009.

The Company held $2,433,202 in cash and cash equivalents on December 31, 2009.

The Company has no long-term debt.

Management plans to control costs and does not expect that additional cash will be required (prior to securing production financing) beyond cash currently on hand for ongoing work on approvals and permits for the Project, for bringing current the remaining advance minimum royalties owing to landholders, for additional property purchases, for ongoing work on site and for general corporate purposes to the end of 2010.

Subsequent to December 31, 2009, the Company issued 700,000 common shares for proceeds of $233,111 (C$245,000) pursuant to the exercise of stock options.

Outstanding Share Data

The number of shares issued and outstanding and the fully diluted share position are set out in the table below.

Golden Queen Mining Co. Ltd.

	No. of
Item	Shares
Shares issued and outstanding on Dec. 31, 2008	85,640,883
Shares issued pursuant to a private placement	2,337,500
Shares issued pursuant to the exercise of stock options	400,000
Shares issued and outstanding on Dec. 31, 2009	88,378,383
Shares issued subsequent to December 31, 2009	700,000
	89,078,383	Exercise Price	Expiry Date
		C$0.35 &	9/02/10 &
Director and employee stock options	1,200,000	C$0.77	20/04/11
Director and employee stock options	1,950,000	C$0.26	28/01/14
Shares to be issued as a finders fee	100,000	Not Applicable	Not Applicable
Bonus shares to be issued to H.L. Klingmann	300,000	None	None
Fully diluted on March 31, 2010	92,628,383

The company's authorized share capital is 100,000,000 common shares with no par value.

Outlook

The Company plans to put the Project into production as an open pit heap leach operation and to construct facilities to process ore at a rate of 4.5million tonnes (5.0million tons) per year and these have been reduced from the earlier planned mining rates. Projected life of the open pit heap leach operation has increased from 7 years to 12 years. The Company also plans to produce and sell aggregate for an extended period after gold and silver production from the heap leach operation has ended. These plans are subject to management making a production decision.

Management is evaluating financing options with a view to making a production decision as soon as approvals and permits have been secured.

If approvals and permits are secured for the Project and a production decision is made, the Company will need significant additional financing to develop the Project into an operating mine. Capital costs for mining projects are increasing rapidly and the Company is currently re-estimating these costs. The Company believes that financing for the Project can be secured if gold and silver prices remain at or above $600.00/oz and $12.50/oz respectively and these are the prices used for the feasibility study base case cash flow projections that were released on December 14, 2007. Gold and silver prices averaged $972.35/oz and $14.67/oz in 2009 and closing prices on March 19, 2010 were $1,105.50/oz and $16.96/oz respectively.

It is not expected that the Company will hedge any of its gold or silver production.

The ability of the Company to put the Project into production is subject to numerous risks, certain of which are disclosed above. Readers should evaluate the Company’s prospects in light of these and other risk factors.

Subsequent Event

Four directors exercised a total of 700,000 options on shares for proceeds of $233,111 (C$245,000) in January 2010.

Application of Critical Accounting Estimates

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Mineral Property and Exploration Costs

Exploration costs are expensed as incurred. Development costs are expensed until it has been established that a mineral deposit is commercially mineable and a production decision has been made by the Company to implement a mining plan and develop a mine, at which point the costs subsequently incurred to develop the mine on the property prior to the start of mining operations are capitalized.

The Company capitalizes the cost of acquiring mineral property interests, including undeveloped mineral property interests, until the viability of the mineral interest is determined. Capitalized acquisition costs are expensed if it is determined that the mineral property has no future economic value. Exploration stage mineral interests represent interests in properties that are believed to potentially contain (i) other mineralized material such as measured, indicated or inferred resources with insufficient drill hole spacing to qualify as proven and probable mineral reserves and (ii) other mine-related or green field exploration potential that are not an immediate part of measured or indicated resources. The Company’s mineral rights are generally enforceable regardless of whether or not proven and probable reserves have been established. The Company has the ability and intent to renew mineral rights where the existing term is not sufficient to recover undeveloped mineral interests.

Capitalized amounts (including capitalized development costs) are also written down if future cash flows, including potential sales proceeds, related to the mineral property are estimated to be less than the property’s total carrying value. Management reviews the carrying value of each mineral property periodically, and, whenever events or changes in circumstances indicate that the carrying value may not be recoverable, makes the necessary adjustments. Reductions in the carrying value of a property would be recorded to the extent that the total carrying value of the mineral property exceeds its estimated fair value. A write down of $167,898 (2008 - $1,270,366) in mineral property interests was recorded for the year ended December 31, 2009.

Asset Retirement Obligations

In accordance with the Accounting for Asset Retirement Obligations, the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company has recorded an asset retirement obligation to reflect its legal obligations related to future abandonment of its mineral property using estimated expected cash flow associated with the obligation and discounting the amount using a credit-adjusted, risk-free interest rate. At least annually, the Company reassesses the obligation to determine whether or not a change in any estimated obligation is necessary. The Company has evaluated whether or not there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. The asset retirement obligation recorded as a liability on the Consolidated Balance Sheet is $177,564 (2008 - $162,903) as at December 31, 2009.

Stock-based Compensation

Management has made significant assumptions and estimates in determining the fair market value of stock-based compensation granted to directors, officers, employees and consultants. These estimates have an effect on the stock-based compensation expense recognized and the additional paid-in capital and share capital balances on the Company’s Balance Sheet. The value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. For consultants, such amount is revalued on a quarterly basis. To date, substantially all of our stock option grants have been to directors and officers of the Company. Increases in the Company’s share price will likely result in increased stock option compensation expense. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. The expected life used for the purposes of the Black-Scholes calculation is the term of the award. These estimates involve inherent uncertainties and the application of management judgment.

Recently Issued Accounting Standards

In January 2010, an accounting standard update on codification, Fair value Measurements and Disclosures, improving disclosures about fair value measurements was issued. This update provides amendments that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The standard adds new disclosure and clarifies existing disclosure requirements. The new standard requires disclosures of the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual disclosure required at year-end. The provisions of the new standard are effective for the interim periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In January 2010, an accounting standard update on stock compensation was issued. This accounting standards update codifies Escrowed Share Arrangements and the Presumption of Compensation. When evaluating whether presumption of compensation has been overcome, registrants should consider the substance of the arrangement, including whether the arrangement was entered into for purposes unrelated to, and not contingent upon, continued employment. An escrowed share arrangement in which the shares are automatically forfeited if employment terminates is compensation. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2009, an accounting standard update, “Fair Value Measurement and Disclosures” was issued. This amendments to Fair Value Measurements and Disclosures—Overall for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update. The amendments in this Update are effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. If an entity elects to early adopt the measurement amendments in this Update, the entity is permitted to defer the adoption of the disclosure provisions until periods ending after December 15, 2009. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In August 2009, “Fair Value of Measurements and Disclosure – Measuring Liabilities at Fair Value” was issued. The new guidance provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2009, “Subsequent Events” was issued, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The standard was effective for interim or annual financial periods ending after June 15, 2009. The Company has evaluated subsequent events through March 29, 2010 which represents the date on which the financial statements were issued.

In April 2009, an accounting standard was issued, which extends the previous disclosure requirements about fair value of financial instruments to interim financial statements of publicly traded companies. This standard requires that disclosures provide quantitative and qualitative information on fair value estimates for all financial instruments not measured on the balance sheet at fair value, when practicable, with the exception of certain financial instruments. This standard is effective prospectively for interim reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

“Disclosures about Derivative Instruments and Hedging Activities” is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In June 2009, new guidance relating to the accounting for transfers of financial assets was issued. The new guidance, which was issued as, Accounting for Transfers of Financial Assets, has not yet been adopted into Codification. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The new guidance is effective for fiscal years beginning after November 15, 2009. The Company is evaluating the impact it would have to the Company’s consolidated financial statements.

Recently Issued Accounting Standards For Canadian Public Companies

In February 2008, the Accounting Standards Board (AcSB) confirmed that Canadian public companies will have to adopt International Financial Reporting Standards (IFRS) effective for years beginning on or after January 1, 2011. The Company is currently evaluating the impact this new framework will have on its consolidated financial statements.

Qualified Person and Caution With Respect to Forward-looking Statements

Mr. H. Lutz Klingmann, P.Eng., the president of the Company, is a qualified person for the purposes of National Instrument 43-101 and has reviewed and approved the technical information in this report.

This report contains certain forward-looking statements, which relate to the intent, belief and current expectations of the Company’s management. These forward-looking statements are based upon numerous assumptions that involve risks and uncertainties and other factors that may cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include among other things the receipt of required approvals and permits, the costs of and availability of sufficient capital to fund the projects to be undertaken by the Company, commodity prices and other factors. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date the statements were made.

Caution to U.S. Investors

Management advises U.S. investors that while the terms “measured resources”, “indicated resources” and “inferred resources” are recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize these terms. U.S. investors are cautioned not to assume that any part or all of the material in the mineral resource categories will be converted into mineral reserves.

Additional Information

Further information on Golden Queen Mining Co. Ltd. is available on the SEDAR web site at www.sedar.com and on the Company’s web site at www.goldenqueen.com.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Management, including the principal executive officer who is also our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, management concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective. This includes those controls and procedures necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the inherent limitation of a lack of segregated duties and items noted below.

There have been no changes in our internal controls over financial reporting that occurred during this period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as at December 31, 2009 using the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was not effective based on those criteria. Based on the assessment, management has noted the following in regards to its internal controls:

a.	The Company does not review certain expenditures in a U.S. bank account on a regular basis; and
b.	The Company does not have the proper procedure for recording and reporting changes in the US dollar to Canadian dollar.

The Company’s management has and continues to take action to correct the known deficiencies and it plans to remain vigilant and to implement improvements, as needed to ensure that its internal control over financial reporting is effective. These efforts include formalizing the assessment process by identifying and scheduling periodic internal testing of the various systems and processes involved in its internal control over financial reporting.

The Company’s annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the annual report..

Item 9B. Other Information

None.

PART III

Information with respect to Items 10 through 14 is set forth in the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2010 and is incorporated herein by reference. If the definitive Proxy Statement cannot be filed on or before April 30, 2010, the issuer will instead file an amendment to this Form 10-K disclosing the information with respect to Items 10 through 14.

PART IV

Item 15. Exhibits

Exhibit	Description of Exhibit	Manner of Filing
No.

3.1	Certificate of Incorporation, Articles of Incorporation, Memorandum, and all current amendments thereto of the registrant under the Company Act of British Columbia, as amended.	Incorporated by reference to Exhibit 3.1 to the Form 10- SB of the Company, filed with the SEC on November 21, 1996 and amendments thereto (the “Form 10-SB”)

10.1	Lease dated October 20, 1994 between the Subsidiary and William J. Warner with respect to certain property within the project area.	Incorporated by reference to Exhibit 10.5 to the Form 10- SB

10.2	Lease dated September 19, 1994 between the Subsidiary and Western Centennials, Inc., with respect to certain property within the project area.	Incorporated by reference to Exhibit 10.6 to the Form 10- SB

10.3	1996 Stock option plan of the registrant, as amended.	Incorporated by reference to Exhibit 10.13 to the Form 10- SB

10.4	2008 Stock option plan of the registrant.	Incorporated by reference to Exhibit 10.1 to the Form S-8 of the Company filed with the SEC on February 17, 2010

21.1	Subsidiaries of the Registrant.	Incorporated by reference to Exhibit 24.0 to the Form 10- SB

23.1	Consent of BDO Canada LLP	Filed herewith

31.1	Rule 13a-14(a)/15(d)-14(a) Certification	Filed herewith

32.1	Section 1350 Certification	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN QUEEN MINING CO. LTD.

/s/ H. Lutz Klingmann
By:
H. Lutz Klingmann
President and Chief Executive Officer

Date: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. Lutz Klingmann	President, Principal Executive Officer, Principal	March 31, 2010
Financial Officer, and Director
H. Lutz Klingmann

/s/ Edward Thompson
	Director	March 31, 2010
Edward Thompson

/s/ Chester Shynkaryk
	Director	March 31, 2010
Chester Shynkaryk

/s/ Gordon Gutrath
	Director	March 31, 2010
Gordon Gutrath

/s/ Thomas Clay
	Director	March 31, 2010
Thomas Clay

Report of Independent Registered Public Accounting Firm

To the Shareholders of
Golden Queen Mining Co. Ltd.
(An exploration stage company)

We have audited the accompanying consolidated balance sheets of Golden Queen Mining Co. Ltd. (an exploration stage company), as of December 31, 2009 and 2008, and the consolidated statements of loss, changes in shareholders’ equity (capital deficit) and cash flows for the years then ended. We have also audited the statements of loss, changes in shareholders’ equity (capital deficit), and cash flows for the period from inception (November 21, 1985) through December 31, 2009, except that we did not audit these financial statements for the period from inception (November 21, 1985) through May 31, 1996; those statements were audited by other auditors whose report dated July 12, 1996, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. Our opinion, insofar as it relates to the amounts for the period from inception (November 21, 1985) through May 31, 1996, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Golden Queen Mining Co. Ltd., as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and for the period from inception (November 21, 1985) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a $51,837,026 deficit accumulated during the exploration stage as of December 31, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Canada LLP

Chartered Accountants
Vancouver, Canada
March 29, 2010

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Balance Sheets
(US dollars)

	December 31,	December 31,
	2009	2008
Assets

Current assets:
Cash and cash equivalents	$2,433,202	$3,033,771
Receivables	24,604	20,051
Prepaid expenses and other current assets	19,490	19,846

Total current assets	2,477,296	3,073,668

Property and equipment, net (Note 2)	205,916	211,940
Reclamation financial assurance (Note 3)	286,653	271,808

Total Assets	$2,969,865	$3,557,416

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$150,766	$172,702
Advance minimum royalties (Note 8)	-	48,034
Accrued liabilities	77,821	76,341

Total current liabilities	228,587	297,077

Asset retirement obligations (Note 7)	177,564	162,903

Total liabilities	406,151	459,980

Shareholders’ equity:
Preferred shares, no par value, 3,000,000 shares authorized; no shares outstanding
Common shares, no par value, 100,000,000 shares authorized; 88,378,383 (2008 – 85,640,883) shares issued and outstanding (Note 6)	50,205,634	48,677,903
Additional paid-in capital	4,195,106	3,837,117
Deficit accumulated during the exploration stage	(51,837,026)	(49,417,584)

Total shareholders’ equity	2,563,714	3,097,436

Total liabilities and shareholders’ equity	$2,969,865	$3,557,416

Financial Condition and Ability to Continue as a Going Concern (Note 1)

Commitments and Contingencies (Notes 4, 7 and 8)

Subsequent Event (Note 6)

Approved by the Directors:

/s/ H. Lutz Klingmann	/s/ Chester Shynkaryk
H. Lutz Klingmann, Director	Chester Shynkaryk, Director

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Loss
(US dollars)

			Cumulative
			Amounts From
			Date of Inception
	Year Ended	Year Ended	(November 21,
	December 31,	December 31,	1985) through
	2009	2008	December 31, 2009

General and administrative expenses	$(2,246,953)	$(2,817,429)	$(19,727,800)
Asset impairment loss (Note 3)	(167,898)	(1,270,366)	(32,135,592)
Adjustment to asset retirement obligation on changes in cash flow estimates (Note 7)	(6,882)	275	223,583
Accretion expense (Note 7)	(7,779)	(17,213)	(55,381)
Gain on settlement of debt	-	-	136,627
Abandoned mineral property interests	-	-	(277,251)

	(2,429,512)	(4,104,733)	(51,835,814)

Interest expense	-	-	(913,098)
Interest income	10,070	107,956	1,599,987

Net loss	$(2,419,442)	$(3,996,777)	$(51,148,925)

Loss per share - basic and diluted	$(0.03)	$(0.05)

Weighted average number of common shares outstanding	86,738,897	85,539,184

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficit)
(US dollars)

					Deficit	Total
				Additional	Accumulated	Shareholders’
From the Date of Inception (November	Common		Stock	Paid-in	During the	Equity (Capital
21, 1985) through December 31, 2009	Shares	Amount	Subscription	Capital	Exploration Stage	Deficit)
Balance, November 21, 1985
Issuance of common shares for cash	1,425,001	$141,313	$-	$-	$-	$141,313
Net loss for the period	-	-	-	-	(15,032)	(15,032)

Balance, May 31, 1986	1,425,001	141,313	-	-	(15,032)	126,281

Issuance of common shares for cash	550,000	256,971	-	-	-	256,971
Issuance of common shares for mineral property	25,000	13,742	-	-	-	13,742
Net loss for the year	-	-	-	-	(58,907)	(58,907)

Balance, May 31, 1987	2,000,001	412,026	-	-	(73,939)	338,087

Issuance of common shares for cash	1,858,748	1,753,413	-	-	-	1,753,413
Net income for the year	-	-	-	-	38,739	38,739

Balance, May 31, 1988	3,858,749	2,165,439	-		(35,200)	2,130,239

Issuance of common shares for cash	1,328,750	1,814,133	-	-	-	1,814,133
Issuance of common shares for mineral property	100,000	227,819	-	-	-	227,819
Net loss for the year	-	-	-	-	(202,160)	(202,160)

Balance, May 31, 1989	5,287,499	4,207,391	-	-	(237,360)	3,970,031

Issuance of common shares for cash	1,769,767	2,771,815	-	-	-	2,771,815
Issuance of common shares for mineral property	8,875	14,855	-	-	-	14,855
Net loss for the year	-	-	-	-	(115,966)	(115,966)

Balance, May 31, 1990	7,066,141	6,994,061	-	-	(353,326)	6,640,735

Net income for the year	-	-	-	-	28,706	28,706

Balance, May 31, 1991	7,066,141	6,994,061	-	-	(324,620)	6,669,441

Net loss for the year	-	-	-	-	(157,931)	(157,931)

Balance, May 31, 1992	7,066,141	6,994,061	-	-	(482,551)	6,511,510

Net loss for the year	-	-	-	-	(285,391)	(285,391)

Balance, May 31, 1993	7,066,141	6,994,061	-	-	(767,942)	6,226,119
Issuance of common shares for cash	5,834,491	1,536,260	-	-	-	1,536,260
Share issuance costs	-	-	-	-	(18,160)	(18,160)
Issuance of common shares for mineral property	128,493	23,795	-	-	-	23,795
Net loss for the year	-	-	-	-	(158,193)	(158,193)

Balance, May 31, 1994	13,029,125	8,554,116	-	-	(944,295)	7,609,821

Issuance of common shares for cash	648,900	182,866	-	-	-	182,866
Net loss for the year	-	-	-	-	(219,576)	(219,576)

Balance, May 31, 1995	13,678,025	8,736,982	-	-	(1,163,871)	7,573,111

Issuance of common shares for cash	2,349,160	2,023,268	-	-	-	2,023,268
Issuance of common shares for debt	506,215	662,282	-	-	-	662,282
Issuance of 5,500,000 special warrants	-	9,453,437	-	-	-	9,453,437
Special warrants issuance costs	-	-	-	-	(100,726)	(100,726)
Net loss for the year	-	-	-	-	(426,380)	(426,380)

Balance, May 31, 1996	16,533,400	$20,875,969	$-	$-	$(1,690,977)	$19,184,992

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficit)
(US dollars)

					Deficit	Total
					Accumulated	Shareholders’
From the Date of Inception (November	Common		Stock	Additional	During the	Equity (Capital
21, 1985) through December 31, 2009	Shares	Amount	Subscription	Paid-in Capital	Exploration Stage	Deficit)
Balance, carried forward from previous page	16,533,400	$20,875,969	$-	$-	$(1,690,977)	$19,184,992

Issuance of common shares for cash	18,000	10,060	-	-	-	10,060
Issuance of common shares for special warrants	5,500,000	-	-	-	-	-
Special warrants issuance costs	-	-	-	-	(123,806)	(123,806)
Net loss for the period	-	-	-	-	(348,948)	(348,948)

Balance, December 31, 1996	22,051,400	20,886,029	-	-	(2,163,731)	18,722,298
Issuance of common shares for cash	157,000	157,050	-	-	-	157,050
Issuance of 3,500,000 special warrants	-	5,287,315	-	-	-	5,287,315
Issuance of common shares for special warrants	3,500,000	-	-	-	-	-
Options to non-employee directors	-	-	-	70,200	-	70,200
Special warrants issuance costs	-	-	-	-	(163,313)	(163,313)
Net loss for the year	-	-	-	-	(1,047,869)	(1,047,869)
Balance, December 31, 1997	25,708,400	26,330,394	-	70,200	(3,374,913)	23,025,681
Issuance of common shares upon exercise of warrants	1,834,300	857,283	-	-	-	857,283
Issuance of common shares through conversion of debt	2,017,941	1,000,000	-	-	-	1,000,000
Share issuance costs	-	-	-	-	(6,060)	(6,060)
Issuance of common shares for cash	5,236,000	2,439,753	-	-	-	2,439,753
Options and re-priced options to non- employee directors	-	-	-	107,444	-	107,444
Net loss for the year	-	-	-	-	(971,595)	(971,595)

Balance, December 31, 1998	34,796,641	30,627,430	-	177,644	(4,352,568)	26,452,506

Issuance of 13,250,000 special warrants	-	3,350,915	-	-	-	3,350,915
Special warrants issuance costs	-	-	-	-	(166,620)	(166,620)
Issuance of common shares for special warrants	13,250,000	-	-	-	-	-
Net loss for the year	-	-	-	-	(564,657)	(564,657)

Balance, December 31, 1999	48,046,641	33,978,345	-	177,644	(5,083,845)	29,072,144

Cumulative effect of change in accounting for stock options	-	-	-	(177,644)	-	(177,644)
Stock subscription	-	-	200,000	-	-	200,000
Net loss for the year	-	-	-	-	(28,708,276)	(28,708,276)

Balance, December 31, 2000	48,046,641	33,978,345	200,000	-	(33,792,121)	386,224

Issuance of common shares through conversion of debt	406,250	65,000	-	-	-	65,000
Issuance of common shares for conversion of stock subscription	1,538,462	200,000	(200,000)	-	-	-
Share issuance costs	-	-	-	-	(3,337)	(3,337)
Net loss for the year	-	-	-	-	(262,059)	(262,059)

Balance, December 31, 2001	49,991,353	$34,243,345	$-	$-	$(34,057,517)	$185,828

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficit)
(US dollars)

					Deficit	Total
					Accumulated	Shareholders’
From the Date of Inception (November	Common		Stock	Additional	During the	Equity (Capital
21, 1985) through December 31, 2009	Shares	Amount	Subscription	Paid-in Capital	Exploration Stage	Deficit)

Balance, carried forward from previous page	49,991,353	$34,243,345	$-	$-	$(34,057,517)	$185,828

Issuance of common shares through exercise of options	290,000	37,234	-	-	-	37,234
Issuance of common shares through exercise of warrants	1,520,836	243,334	-	-	-	243,334
Stock option compensation	-	-	-	21,456	-	21,456
Share issuance costs	-	-	-	-	(4,216)	(4,216)
Net loss for the year	-	-	-	-	(347,603)	(347,603)

Balance, December 31, 2002	51,802,189	34,523,913	-	21,456	(34,409,336)	136,033

Issuance of common shares through exercise of options	100,000	24,379	-	-	-	24,379
Equity component of convertible notes	-	-	-	375,000	-	375,000
Stock option compensation	-	-	-	127,326	-	127,326
Net loss for the year	-	-	-	-	(744,516)	(744,516)

Balance, December 31, 2003	51,902,189	34,548,292	-	523,782	(35,153,852)	(81,778)

Issuance of common shares for cash	8,000,000	3,036,282	-	-	-	3,036,282
Issuance of common shares for convertible notes	978,260	225,000	-	-	-	225,000
Issuance of common shares through exercise of options	200,000	55,861	-	-	-	55,861
Share issuance costs	-	-	-	-	(38,975)	(38,975)
Net loss for the year	-	-	-	-	(1,772,250)	(1,772,250)

Balance, December 31, 2004	61,080,449	37,865,435	-	523,782	(36,965,077)	1,424,140

Issuance of common shares through exercise of options	110,000	21,049	-	-	-	21,049
Stock option compensation	-	-	-	48,592	-	48,592
Net loss for the year	-	-	-	-	(1,476,324)	(1,476,324)

Balance, December 31, 2005	61,190,449	37,886,484	-	572,374	(38,441,401)	17,457

Issuance of common shares through private placement	7,200,000	1,614,716	-	1,520,899	-	3,135,615
Issuance of common shares through exercise of options	100,000	30,853	-	-	-	30,853
Issuance of common shares through exercise of warrants	8,978,260	4,659,173	-	-	-	4,659,173
Issuance of common shares for convertible notes	652,174	150,000	-	39,917	-	189,917
Stock option compensation	-	-	-	814,810	-	814,810
Modification of warrants	-	-	-	889,117	-	889,117
Share issuance costs	-	-	-	-	(62,888)	(62,888)
Net loss for the year	-	-	-	-	(4,910,036)	(4,910,036)

Balance, December 31, 2006	78,120,883	44,341,226	-	3,837,117	(43,414,325)	4,764,018

Issuance of common shares for exercise of options	290,000	127,652	-	-	-	127,652
Issuance of common shares for property	30,000	24,600	-	-	-	24,600
Net loss for the year	-	-	-	-	(2,006,482)	(2,006,482)

Balance, December 31, 2007	78,440,883	44,493,478	-	3,837,117	(45,420,807)	2,909,788
Issuance of common shares through exercise of warrants	7,200,000	4,184,425	-	-	-	4,184,425
Net loss for the year	-	-	-	-	(3,996,777)	(3,996,777)

Balance, December 31, 2008	85,640,883	48,677,903	-	3,837,117	(49,417,584)	3,097,436

Issuance of common shares through private placement (Note 6)	2,337,500	1,396,646	-	-	-	1,396,646
Issuance of common shares through exercise of options (Note 6)	400,000	131,085	-	-	-	131,085
Stock option compensation (Note 6)	-	-	-	357,989	-	357,989
Net loss for the year	-	-	-	-	(2,419,442)	(2,419,442)

Balance, December 31, 2009	88,378,383	$50,205,634	$-	$4,195,106	$(51,837,026)	$2,563,714

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Cash Flows
(US dollars)

			Cumulative
			Amounts From Date
			of Inception
	Year Ended	Year Ended	(November 21,
	December 31,	December 31,	1985) through
	2009	2008	December 31, 2009
Operating activities:
Net loss	$(2,419,442)	$(3,996,777)	$(51,148,925)
Adjustments to reconcile net loss to cash used in operating activities:
Asset impairment loss	167,898	1,270,366	32,135,592
Abandoned mineral property interests	-	-	277,251
Amortization and depreciation	6,024	6,127	461,801
Amortization of debt discount	-	-	375,000
Adjustment to asset retirement obligation based on changes in cash flow estimates	6,882	(275)	(223,583)
Accretion expense	7,779	17,213	55,381
Gain on disposition of property and equipment	-	-	(10,032)
Stock option compensation	357,989	-	1,370,173
Financing charges related to modification of warrants	-	-	889,117
Mineral property expenditures	-	-	(22,395,449)
Changes in assets and liabilities:
Receivables	(4,553)	23,492	(24,604)
Prepaid expenses and other current assets	356	1,599	(106,400)
Accounts payable and accrued liabilities	(20,456)	31,343	268,504
Royalty and mining rights payable	(48,034)	(24,450)	-

Cash used in operating activities	(1,945,557)	(2,671,362)	(38,076,174)

Investing activities:
Purchase of mineral properties	(167,898)	(1,270,366)	(7,803,356)
Deposits on mineral properties	-	-	(1,017,551)
Purchase of reclamation financial assurance	(14,845)	(5,116)	(286,653)
Purchase of property and equipment	-	-	(1,313,838)
Proceeds from sale of property and equipment	-	-	47,153

Cash used in investing activities	(182,743)	(1,275,482)	(10,374,245)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Cash Flows (Continued)
(US dollars)

			Cumulative
			Amounts From Date
			of Inception
	Year Ended	Year Ended	(November 21,
	December 31,	December 31,	1985) through
	2009	2008	December 31, 2009

Financing activities:
Borrowing under long-term debt	-	-	3,918,187
Payment of long-term debt	-	-	(2,105,905)
Proceeds from convertible debt	-	-	440,000
Issuance of common shares for cash	1,396,646	-	21,237,302
Share issuance costs	-	-	(688,101)
Issuance of special warrants	-	-	18,091,667
Issuance of common shares upon exercise of stock options	131,085	-	289,590
Issuance of common shares upon exercise of warrants	-	4,184,425	9,700,881

Cash provided by financing activities	1,527,731	4,184,425	50,883,621

Net change in cash and cash equivalents	(600,569)	237,581	2,433,202

Cash and cash equivalents, beginning balance	3,033,771	2,796,190	-

Cash and cash equivalents, ending balance	$2,433,202	$3,033,771	$2,433,202

Supplementary Disclosures of Cash Flows Information (Note 10)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Summary of Accounting Policies
(US dollars)

Nature of Business Golden Queen Mining Co. Ltd. ( “Company”) is engaged in acquiring and maintaining gold and silver mining properties for exploration, future development and production. The Company was formed on November 21, 1985. Since its inception, the Company has been in the exploration stage. Planned activities involve bringing to production a precious metals mine located in the Mojave Mining District, Kern County, California.

Principles of Consolidation. These consolidated financial statements include the accounts of Golden Queen Mining Co. Ltd., a British Columbia corporation, and its wholly-owned subsidiary, Golden Queen Mining Co., Inc. (the “Subsidiary”), a US (State of California) corporation and, until its dissolution on August 27, 2007, the Karma Wegmann Corporation (see Note 4).

Generally Accepted Accounting Principles (“GAAP”). The consolidated financial statement has been prepared in accordance with accounting principles generally accepted in the US.

In June 2009, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” was issued. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission “SEC” under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. Effective January 1, 2009, references made to FASB guidance throughout this consolidated financial statements have been updated for the Codification.

Cash and Cash Equivalents. For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. In response to the global financial crisis of 2008, the Emergency Economic Stabilization Act of 2008 (“Act”) was created in the US. The Act temporarily increased the federal deposit insurance coverage (“FDIC”) from $100,000 to $250,000 per depositor until December 31, 2013.

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

Mineral Properties. Mineral properties includes the cost of advance minimum royalty payments, the cost of capitalized mineral property leases, and the cost of property acquired either by cash payment, the issuance of term debt or common shares. Expenditures for exploration on specific properties with no proven reserves are written off as incurred. Mineral property costs will be amortized against future revenues or charged to operations at the time the related property is determined to have an impairment in value.

GOLDEN QUEEN MINING CO. LTD
(an exploration stage company)
Summary of Accounting Policies
(US dollars)

Carrying Value of Mineral Property Interests. The cost of acquiring mineral property interests is capitalized. Capitalized acquisition costs are expensed in the period in which it is determined that the mineral property has no future economic value. Capitalized amounts may also be written down if future cash flows, including potential sales proceeds related to the property, are estimated to be less than the carrying value of the property. The Company reviews the carrying value of mineral property interests periodically, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable, reductions in the carrying value of each property would be recorded to the extent the carrying value of the investment exceeds the property’s estimated fair value (Note 3).

Exploration and Development Expenditures. Exploration and development expenditures are expensed as incurred. Once a mineral reserve has been established, all future development costs will be capitalized and charged to operations on a unit-of-production method based on estimated recoverable reserves.

Valuation of Long-lived Assets. Accounting standard requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated undiscounted future cash flows attributable to such assets. It requires that those long-lived assets to be disposed of by sale are to be measured at the lower of carrying amount or fair value less cost of sale whether reported in continuing operations or in discontinued operations. In accordance with the provisions of the accounting standard, the Company reviews the carrying value of its mineral properties on a regular basis. Estimated undiscounted future cash flow from the mineral properties is compared with the current carrying value in order to determine if an impairment exists. Reductions to the carrying value, if necessary, are recorded to the extent the net book value of the property exceeds the estimate of future discounted cash flow or liquidation value.

Foreign Currency Translation. The Company has adopted the US dollar as its reporting currency for its financial statements prepared after May 21, 1996 as the US dollar is the currency of the primary economic environment in which Golden Queen and the Subsidiary conduct business and is considered the appropriate functional currency for the Company’s operations. Balances held in Canadian dollars are re-measured into the functional currency in accordance with accounting standard, “Foreign Currency Translation”. Assets and liabilities in foreign currencies are generally translated into US dollars at the rates ruling at the balance sheet date. Revenues and expenses are translated at average rates for the year. Where amounts denominated in a foreign currency are converted into dollars by remittance or repayment, the realized exchange differences are included in other income. The exchange rates prevailing at December 31, 2009 and December 31, 2008 were $1.05 and $1.22 stated in Canadian dollars per one US dollar respectively. The average rates of exchange during the years ended December 31, 2009 and December 31, 2008 were $1.14 and $1.07 stated in Canadian dollars per one US dollar, respectively.

Loss per Share. The Company computes and discloses loss per share in accordance with accounting standard, “Earnings per Share”, which requires dual presentation of basic loss per share and diluted loss per share on the face of all income statements presented for all entities with complex capital structures. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options and warrants. Since the Company’s stock options and warrants are anti-dilutive for all periods presented, there is no difference between basic and diluted loss per share as presented. A total of 3,850,000 (2008 – 2,300,000) and nil (2008 – nil) common shares were issuable pursuant to such stock options and warrants at December 31, 2009 and 2008, respectively.

Asset Retirement Obligations. The Company follows the requirements of accounting standard, “Accounting for Asset Retirement Obligations”. The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The obligation is measured initially at fair value using present value methodology, and the resulting costs capitalized into the carrying amount of the related asset. In subsequent periods, the liability will be adjusted for any changes in the amount or timing of the underlying future cash flows. Capitalized asset retirement costs are depreciated on the same basis as the related asset and the discount accretion of the liability is included in determining the results of operations.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(US dollars)

Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made by management in several areas including the recoverability of mineral properties, reclamation reserves and valuation of stock options. Actual results could differ from those estimates.

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

Income Taxes. The Company follows the asset and liability method of accounting for income taxes whereby deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If it is determined that the realization of the future tax benefit is not more likely than not, the Company establishes a valuation allowance.

Stock Option Plan. In 1996, the Company adopted the 1996 stock option plan (the “1996 Plan”) reserving 3,300,000 shares for issuance on exercise of options granted under that plan. The exercise price of stock options granted under the 1996 Plan is determined by the Board of Directors of the Company (the “Board”), or a committee established by the Board in accordance with the 1996 Plan, but shall not be less than the closing price on the day immediately preceding the award date. Options issued to directors who are not employees can vest immediately. For all other options granted under the 1996 Plan, the right to exercise vests over a two year period in equal increments on the date of grant and on each of the first two anniversaries of such date. All stock options granted under the 1996 Plan and outstanding as at December 31, 2009 expire at a date determined by the Board, not exceeding five years from the date of grant, or after 39 months from the date of grant if not specified.

In 2009, the Company adopted a second stock option plan referred to as the 2008 stock option plan (the “2008 Plan”). Pursuant to the 2008 stock option plan, a further 7,200,000 shares were reserved for issuance on exercise of options granted under the new plan. The exercise price of stock options granted under the 2008 Plan is determined by the Board, but shall not be less than the volume weighted average price for the five trading days immediately prior to the award date. All options granted under the 2008 Plan will be subject to such vesting requirements as may be prescribed by the Exchange, if applicable, or as may be imposed by the Board. All stock options granted under the 2008 Plan and outstanding as at December 31, 2009 expire at a date determined by the Board, not exceeding five years from the date of grant.

New Accounting Pronouncements. In January 2010, an accounting standard update on codification, Fair value Measurements and Disclosures, improving disclosures about fair value measurements was issued. This update provides amendments that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The standard adds new disclosure and clarifies existing disclosure requirements. The new standard requires disclosures of the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual disclosure required at year-end. The provisions of the new standard are effective for the interim periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In January 2010, an accounting standard update on stock compensation was issued. This accounting standards update codifies Escrowed Share Arrangements and the Presumption of Compensation. When evaluating whether presumption of compensation has been overcome, registrants should consider the substance of the arrangement, including whether the arrangement was entered into for purposes unrelated to, and not contingent upon, continued employment. An escrowed share arrangement in which the shares are automatically forfeited if employment terminates is compensation. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(US dollars)

New Accounting Pronouncements. – Continued

In September 2009, an accounting standard update, “Fair Value Measurement and Disclosures” was issued. This amendments to Fair Value Measurements and Disclosures—Overall for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update. The amendments in this Update are effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. If an entity elects to early adopt the measurement amendments in this Update, the entity is permitted to defer the adoption of the disclosure provisions until periods ending after December 15, 2009. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In August 2009, “Fair Value of Measurements and Disclosure – Measuring Liabilities at Fair Value” was issued. The new guidance provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2009, “Subsequent Events” was issued, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The standard was effective for interim or annual financial periods ending after June 15, 2009. The Company has evaluated subsequent events through March 29, 2010 which represents the date on which the financial statements were issued.

In April 2009, an accounting standard was issued, which extends the previous disclosure requirements about fair value of financial instruments to interim financial statements of publicly traded companies. This standard requires that disclosures provide quantitative and qualitative information on fair value estimates for all financial instruments not measured on the balance sheet at fair value, when practicable, with the exception of certain financial instruments. This standard is effective prospectively for interim reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(US dollars)

New Accounting Pronouncements. – Continued

“Disclosures about Derivative Instruments and Hedging Activities” is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

Accounting Standards Not Yet Effective

In June 2009, new guidance relating to the accounting for transfers of financial assets was issued. The new guidance, which was issued as, Accounting for Transfers of Financial Assets, has not yet been adopted into Codification. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The new guidance is effective for fiscal years beginning after November 15, 2009. The Company is evaluating the impact it would have to the Company’s consolidated financial statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(US dollars)

1. Financial Condition and Ability to Continue as a Going Concern

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has not generated revenues and has accumulated losses of $51,837,026 since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt or joint venture financing to fund construction of the operating facility on its Soledad Mountain Property (the “Property”) in the Mojave Mining District, Kern County, California once a production decision has been made.

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

2. Property and Equipment

Property and equipment consists of:

	2009	2008
Buildings	$26,360	$26,360
Furniture and fixtures	56,090	56,090
Automobiles	21,401	21,401
Rental properties	313,635	313,635
Property and equipment, cost	417,486	417,486
Less accumulated depreciation	(211,570)	(205,546)
Property and equipment, net	$205,916	$211,940

3. Mineral Properties

The Company formerly capitalized amounts which were paid to acquire mineral property rights and for professional services rendered in the exploration, drilling, sampling, engineering and other related technical, managerial and professional services toward the evaluation and development of its Property until the fiscal year 2000. The Company’s investment in mineral properties in the amount of $30,616,348 (2008 - $30,267,372) was fully provided for by the year ended December 31, 2009.

	2009	2008
Exploration and development expenditures	$21,015,506	$21,015,506
Mineral Properties	5,937,952	5,770,054
Advance minimum royalty	3,297,103	3,122,907
Asset retirement obligations	365,787	358,905
Asset impairment loss	(30,616,348)	(30,267,372)
Total	$-	$-

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(US dollars)

3. Mineral Properties - Continued

As at December 31, 2009, the Company had provided reclamation financial assurance to the Bureau of Land Management, the State and Kern County totaling $286,653 (2008 - $271,808). This deposit earns interest at 0.4% per annum and is not available for working capital purposes.

4. Other Assets

In July 2006 the Company acquired, through the purchase of the Karma Wegmann Corporation a tract of land contiguous to the Property in consideration of $875,000 paid to the vendors. The mineral properties owned by Karma Wegmann Corporation were transferred to Golden Queen Mining Co. Inc. and management determined that a write down of $875,000 was necessary in 2006. The Karma Wegmann Corporation was wound-up on August 27, 2007.

The Company is required to pay a royalty of 1% of gross smelter returns for a period of up to 60 years, not to exceed $60,000,000, upon commencement of commercial production from the property formerly owned by Karma Wegmann Corporation. As of December 31, 2009, the Company has not incurred any royalty as the property has not been in production.

5. Income Taxes

The tax effects of the temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows:

	2009	2008

Net operating and capital losses	$8,895,000	$8,777,000
Property, plant and equipment	317,000	321,000
Mineral properties and deferred exploration costs	1,456,000	1,539,000
Asset retirement obligations	58,000	60,000
Undeducted financing costs	4,000	9,000
Valuation allowance	(10,730,000)	(10,706,000)

Deferred tax assets (liabilities)	$-	$-

The tax benefit of net operating losses carried forward and the associated valuation allowance was reduced by $696,000 (2008 - $168,000), representing the tax effect of losses which expired in the year.

The provision for income taxes differs from the amount established using the statutory income tax rate as follows:

	2009	2008

Income benefit at Canadian statutory rate	$(726,000)	$(1,239,000)
Foreign income taxes at other than Canadian statutory rate	(64,000)	(92,000)
Effect of reduction in statutory rate	70,000	163,000
Increase in valuation allowance	720,000	1,168,000

Deferred tax recovery	$-	$-

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(US dollars)

5. Income Taxes - Continued

The Company’s deferred tax assets include approximately $14,000 (2008 - $29,000) related to deductions for share issue costs in excess of amounts deducted for financial reporting purposes. If and when the valuation allowance related to these amounts is reversed, the Company will recognize this benefit as an adjustment to share capital as opposed to income tax expense in the Statements of Loss.

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the future tax asset has been established at both December 31, 2009 and December 31, 2008.

As at December 31, 2009, the Company had net operating loss carry-forwards available to reduce taxable income in future years as follows:

Country	Amount	Expiration Dates

US – Federal	$22,309,000	2010 – 2029
Canada (C$)	$ 5,505,000	2010 – 2029

These financial statements do not reflect the potential effect on future income taxes of the application of these losses.

“Accounting for Uncertainty in Income Taxes” was issued, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has evaluated its tax positions for the years ended December 31, 2009 and 2008 and determined that it has no uncertain tax positions requiring financial statement recognition.

The impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more likely than not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Because the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a 100% valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets.

6. Share capital

Common shares

In January 2008, warrants were exercised and the Company issued 7,200,000 common shares at C$0.60 per share for proceeds of $4,184,425 (C$4,320,000).

In July 2009, the Company issued 2,337,500 common shares at C$0.65 per share for proceeds of $1,396,646 (C$1,519,375).

During the three-month period from September to November of 2009, 400,000 stock options were exercised and the Company issued 400,000 common shares at C$0.35 per share for proceeds of $131,085 (C$140,000).

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(US Dollars)

6. Share capital - Continued

Stock options

The Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted. In accordance with the accounting standard for employees, the compensation expense is amortized on a straight-line basis over the requisite service period which approximates the vesting period. Compensation expense for stock options granted to non-employees is amortized over the contract services period or, if none exists, from the date of grant until the options vest. Compensation associated with unvested options granted to non-employees is re-measured on each balance sheet date using the Black-Scholes option pricing model.

The expected volatility of options granted has been determined using the method described under the accounting standard using the historical stock price. The Company uses historical data to estimate option exercise, forfeiture and employee termination within the valuation model. For non-employees, the expected term of the options approximates the full term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, accounting standard requires companies to utilize an estimated forfeiture rate when calculating the expense for the reporting period. Based on its best estimate, management applied the estimated forfeiture rate of nil in determining the expense recorded in the accompanying Consolidated Statements of Loss.

The following is a summary of stock option activity during the year ended December 31, 2009:

		Weighted Average
	Shares	Exercise Price per Share

Options outstanding and exercisable,
January 1, 2008 and December 31, 2008	2,300,000	C$0.57
Granted	1,950,000	C$0.26
Exercised	(400,000)	C$0.35
Options outstanding and exercisable,
December 31, 2009	3,850,000	C$0.44

The Company applies the fair value method in accounting for its stock options granted to directors, officers and consultants using the Black-Scholes option pricing model. The stock-based compensation expense was $357,989 (2008 - $nil). The fair value of stock options granted as above is calculated using the following weighted average assumptions:

	2009	2008

Expected life (years)	5	-
Interest rate	2.04%	-
Volatility	112.3%	-
Dividend yield	0%	-

Option pricing models require the input of highly subjective assumptions including the expected price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate.

As at December 31, 2009, the aggregate intrinsic value of the outstanding exercisable options was $1,921,979 (2008 -$nil). The total intrinsic value of 400,000 options exercised during 2009 was approximately $232,160 (2008 - $nil).

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(US Dollars)

6. Share capital - Continued

Stock options - Continued

There is no unamortized compensation expense as at December 31, 2009 and 2008 as all the outstanding options vested at the grant date.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2009:

		Weighted	Weighted
	Number	Average	Average
Expiry	Outstanding and	Contractual Life	Exercise
Date	Exercisable	(Years)	Price
February 1, 2010	700,000	0.09	C$0.35
April 20, 2011	1,200,000	1.30	C$0.77
January 28, 2014	1,950,000	4.08	C$0.26
	3,850,000	2.49	C$0.44

Subsequent to December 31, 2009 the Company issued 700,000 common shares for proceeds of $233,111 (C$245,000) pursuant to the exercise of stock options.

Warrants

	Shares	Weighted Average Exercise Price per Share	Average Contractual Life (Years)

Outstanding and exercisable, January 1, 2008	7,200,000	C$0.60	1.07
Granted	-	-
Exercised	(7,200,000)	C$0.60	1.07
Warrants outstanding and exercisable, December 31, 2008 and 2009	-	-

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

The Company estimated its asset retirement obligation based on its understanding of the requirements to reclaim, and clean up its Property. The Company estimated that total payments of approximately $370,414 over three years commencing in 2017 would be required to complete the retirement obligations. In determining the estimated initial present value of the obligation, a discount factor of 9.0% (the credit-adjusted risk-free rate), and an inflation rate of 3.0% were used. The asset portion of the retirement obligation was written off in 2004. The asset retirement obligation accrual required management to make significant estimates and assumptions. Actual results could materially differ from these estimates. The liability for accrued asset retirement obligations is comprised as follows:

	2009	2008
Beginning of the year	$162,903	$145,965
Change in cash flow estimates	6,882	(275)
Accretion expense	7,779	17,213
End of the year	$177,564	$162,903

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(US dollars)

8. Commitments and Contingencies

The Company has acquired a number of mineral properties outright and has acquired exclusive rights to explore, develop and mine the Property under various agreements with landowners.

Agreements are typically subject to sliding scale royalties on either gross or net smelter returns ranging from 1% to 7.5% .

The Company ceased making property payments and advance minimum royalty payments after successfully concluding moratorium agreements with a number of the landowners in 2000. The moratorium agreements expired toward the end of 2003. The total advance minimum royalty owing from 2003 to the end of 2008 was $714,137. The Company contacted all landholders and has paid a total of $714,137 in 2008. During the year ended December 31, 2009, the Company paid $174,196 to its landholders. The total advance minimum royalty owing for 2010 is expected to be approximately $153,000.

In 2007, the Company reached an agreement with a landowner to amend the terms of the lease agreement. Under the terms of the amendment, the Company was granted an extension of twenty years and had to pay $100,000 owing from 2005. In addition, the Company was not required to pay any further advance royalty until April 23, 2008. Furthermore, the Company will receive a credit representing 50% of all advance minimum royalty paid to date, to be used it against the future production royalty payments. The Company made advance minimum royalty payment, and paid the landowner $100,000 in 2008 and $100,000 in 2009.

A mining lease agreement with a group of landholders expired in 2004. The Company is currently in discussions with this group of landholders in an effort to reach a new agreement.

The Company has agreed to issue 100,000 common shares as a finder’s fee upon commencement of commercial production on the Property in connection with certain property acquisitions. As of December 31, 2009, commercial production has not commenced and no shares have been issued.

In a prior year, the Company entered into an agreement with the President of the Company to issue 300,000 bonus shares upon the completion of certain milestones. Upon receipt by the Company of a bankable feasibility study and the decision to place the Property into commercial production, a bonus of 150,000 common shares is to be issued. Upon commencement of commercial production on the Property, a bonus of 150,000 common shares is to be issued. As at December 31, 2009, the milestones had not been reached and no common shares were issued in connection with this agreement.

9. Related Party Transactions

Except as noted elsewhere in these consolidated financial statements, related party transactions are disclosed as follows:

For the year ended December 31, 2009, the Company paid $116,776 (2008 - $136,500) to the President of the Company for his services, and paid $18,620 (2008 - $17,996) to the Director of the Company for his consulting services to the Company.

For the year ended December 31, 2009, the Company paid $1,752 (2008 - 1,861) to each of the four directors and $2,000 (2008 - $2,000) to two directors as director’s fees.

The above noted transactions were in the normal course of operations, and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(US Dollars)

10. Supplementary Disclosures of Cash Flow Information

			Cumulative
			Amounts From Date
			of Inception
	Year ended	Year ended	(November 21,
	December 31,	December 31,	1985) through
	2009	2008	December 31, 2009

Cash paid during year for:
Interest	$-	$-	$1,192,911
Income taxes	$-	$-	$-

Non-cash financing and investing activities:		-
Stock option compensation	$357,989	$-	$1,370,173
Financing charges related to modification of warrants term	$-	$-	$889,117
Exchange of notes for common shares	$-	$-	$1,727,282
Exchange of note for future royalty payments	$-	$-	$150,000
Common shares issued for mineral property	$-	$-	$304,811
Mineral property acquired through the issuance of long-term debt	$-	$-	$1,084,833
Common shares issued upon conversion of convertible debt	$-	$-	$414,917
Asset retirement obligations	$14,661	$16,938	$177,564

