Form 10-Q
period 2010-03-31
GOLDEN QUEEN MINING CO LTD
filed 2010-05-14
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2010 the registrant’s outstanding common stock consisted of 89,078,380 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Interim Financial Statements
March 31, 2010
(Unaudited - Prepared by Management - US dollars)

NOTICE OF NO AUDITOR REVIEW

The accompanying unaudited consolidated interim financial statements have been prepared by management and approved by the Audit Committee and Board of Directors.

The Company’s independent auditors have not performed a review of these consolidated interim financial statements in accordance with the standards established by the Canadian Institute of Chartered Accountants for a review of interim statements by an entity’s auditor.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Interim Balance Sheet
(Unaudited - Prepared by Management - US dollars)

	March 31,	December 31,
	2010	2009
Assets (Note 1)	(Unaudited)

Current assets:
Cash and cash equivalents	$2,131,139	$2,433,202
Receivables	30,933	24,604
Prepaid expenses and other current assets	12,185	19,490

Total current assets	2,174,257	2,477,296

Property and equipment, net	204,431	205,916
Reclamation financial assurance	286,653	286,653

Total Assets	$2,665,341	$2,969,865

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$21,811	$150,766
Accrued liabilities	30,318	77,821

Total current Liabilities	52,129	228,587

Asset retirement obligations	181,559	177,564

Total Liabilities	233,688	406,151

Commitments and contingencies (Note 5)

Shareholders’ Equity:
Preferred shares, no par value, 3,000,000 shares authorized; no shares outstanding
Common shares, no par value, 100,000,000 shares authorized; 89,078,383 shares issued and outstanding	50,439,747	50,205,634
Additional paid-in capital	4,195,106	4,195,106
Deficit accumulated during the exploration stage	(52,203,200)	(51,837,026)

Total Shareholders’ Equity	2,431,653	2,563,714

Total Liabilities and Shareholders’ Equity	$2,665,341	$2,969,865

Approved by the Directors:

“H. L. Klingmann”	“C. Shynkaryk”
H. Lutz Klingmann, Director	Chester Shynkaryk, Director

See Notes to Consolidated Interim Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Interim Statements of Loss
(Unaudited - Prepared by Management - US dollars)

	Three Months Ended March 31
	2010	2009
	(Unaudited)
General and administrative expenses	$362,819	$497,360
Accretion expense	3,995	3,353
	366,814	500,713
Interest income	(640)	(2,436)
Net loss and comprehensive loss for the period	$366,174	$498,277
Loss per share, basic and diluted	$0.00	$0.01
Weighted average number of common shares outstanding	88,911,716	85,640,883

See Notes to Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Interim Statement of Changes in Shareholders’ Equity
(Unaudited - Prepared by Management - US dollars)

					Deficit	Total
				Additional	Accumulated	Shareholders’
From the Date of Inception (November 21,	Common		Stock	Paid-in	During the	Equity (Capital
1985) through March 31, 2010	Shares	Amount	Subscription	Capital	Exploration Stage	Deficit)

November 21, 1985
Issuance of common shares for cash	1,425,001	$141,313	$-	$-	$-	$141,313
Net loss for the period	-	-	-	-	(15,032)	(15,032)

Balance, May 31, 1986	1,425,001	141,313	-	-	(15,032)	126,281

Issuance of common shares for cash	550,000	256,971	-	-	-	256,971
Issuance of common shares for mineral property	25,000	13,742	-	-	-	13,742
Net loss for the year	-	-	-	-	(58,907)	(58,907)

Balance, May 31, 1987	2,000,001	412,026	-	-	(73,939)	338,087

Issuance of common shares for cash	1,858,748	1,753,413	-	-	-	1,753,413
Net income for the year	-	-	-	-	38,739	38,739

Balance, May 31, 1988	3,858,749	2,165,439	-		(35,200)	2,130,239

Issuance of common shares for cash	1,328,750	1,814,133	-	-	-	1,814,133
Issuance of common shares for mineral property	100,000	227,819	-	-	-	227,819
Net loss for the year	-	-	-	-	(202,160)	(202,160)

Balance, May 31, 1989	5,287,499	4,207,391	-	-	(237,360)	3,970,031

Issuance of common shares for cash	1,769,767	2,771,815	-	-	-	2,771,815
Issuance of common shares for mineral property	8,875	14,855	-	-	-	14,855
Net loss for the year	-	-	-	-	(115,966)	(115,966)

Balance, May 31, 1990	7,066,141	6,994,061	-	-	(353,326)	6,640,735

Net income for the year	-	-	-	-	28,706	28,706

Balance, May 31, 1991	7,066,141	6,994,061	-	-	(324,620)	6,669,441

Net loss for the year	-	-	-	-	(157,931)	(157,931)

Balance, May 31, 1992	7,066,141	6,994,061	-	-	(482,551)	6,511,510

Net loss for the year	-	-	-	-	(285,391)	(285,391)

Balance, May 31, 1993	7,066,141	6,994,061	-	-	(767,942)	6,226,119

Issuance of common shares for cash	5,834,491	1,536,260	-	-	-	1,536,260
Share issuance costs	-	-	-	-	(18,160)	(18,160)
Issuance of common shares for mineral property	128,493	23,795	-	-	-	23,795
Net loss for the year	-	-	-	-	(158,193)	(158,193)

Balance, May 31, 1994	13,029,125	8,554,116	-	-	(944,295)	7,609,821

Issuance of common shares for cash	648,900	182,866	-	-	-	182,866
Net loss for the year	-	-	-	-	(219,576)	(219,576)

Balance, May 31, 1995	13,678,025	8,736,982	-	-	(1,163,871)	7,573,111

Issuance of common shares for cash	2,349,160	2,023,268	-	-	-	2,023,268
Issuance of common shares for debt	506,215	662,282	-	-	-	662,282
Issuance of 5,500,000 special warrants	-	9,453,437	-	-	-	9,453,437
Special warrants issuance costs	-	-	-	-	(100,726)	(100,726)
Net loss for the year	-	-	-	-	(426,380)	(426,380)

Balance, May 31, 1996	16,533,400	$20,875,969	$-	$-	$(1,690,977)	$19,184,992

See Notes to Consolidated Interim Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Interim Statement of Changes in Shareholders’ Equity
(Unaudited - Prepared by Management - US dollars)

					Deficit	Total
				Additional	Accumulated	Shareholders’
From the Date of Inception (November 21,	Common		Stock	Paid-in	During the	Equity (Capital
1985) through March 31, 2010	Shares	Amount	Subscription	Capital	Exploration Stage	Deficit)

Balance carried forward from previous page	16,533,400	$20,875,969	$-	$-	$(1,690,977)	$19,184,992

Issuance of common shares for cash	18,000	10,060	-	-	-	10,060
Issuance of common shares for special warrants	5,500,000	-	-	-	-	-
Special warrants issuance costs	-	-	-	-	(123,806)	(123,806)
Net loss for the year	-	-	-	-	(348,948)	(348,948)

Balance, December 31, 1996	22,051,400	20,886,029	-	-	(2,163,731)	18,722,298

Issuance of common shares for cash	157,000	157,050	-	-	-	157,050
Issuance of 3,500,000 special warrants	-	5,287,315	-	-	-	5,287,315
Issuance of common shares for special warrants	3,500,000	-	-	-	-	-
Options to non-employee directors	-	-	-	70,200	-	70,200
Special warrants issuance costs	-	-	-	-	(163,313)	(163,313)
Net loss for the year	-	-	-	-	(1,047,869)	(1,047,869)

Balance, December 31, 1997	25,708,400	26,330,394	-	70,200	(3,374,913)	23,025,681

Issuance of common shares upon exercise of warrants	1,834,300	857,283	-	-	-	857,283
Issuance of common shares through conversion of debt	2,017,941	1,000,000	-	-	-	1,000,000
Share issuance costs	-	-	-	-	(6,060)	(6,060)
Issuance of common shares for cash	5,236,000	2,439,753	-	-	-	2,439,753
Options and re-priced options to non- employee directors	-	-	-	107,444	-	107,444
Net loss for the year	-	-	-	-	(971,595)	(971,595)

Balance, December 31, 1998	34,796,641	30,627,430	-	177,644	(4,352,568)	26,452,506

Issuance of 13,250,000 special warrants	-	3,350,915	-	-	-	3,350,915
Special warrants issuance costs	-		-	-	(166,620)	(166,620)
Issuance of common shares for special warrants	13,250,000	-	-	-	-	-
Net loss for the year	-	-	-	-	(564,657)	(564,657)

Balance, December 31, 1999	48,046,641	33,978,345	-	177,644	(5,083,845)	29,072,144

Cumulative effect of change in accounting for stock options	-	-	-	(177,644)	-	(177,644)
Stock subscription	-	-	200,000	-	-	200,000
Net loss for the year	-	-	-	-	(28,708,276)	(28,708,276)

Balance, December 31, 2000	48,046,641	33,978,345	200,000	-	(33,792,121)	386,224
Issuance of common shares through conversion of debt	406,250	65,000	-	-	-	65,000
Issuance of common shares for conversion of stock subscription	1,538,462	200,000	(200,000)	-	-	-
Share issuance costs	-	-	-	-	(3,337)	(3,337)
Net loss for the year	-	-	-	-	(262,059)	(262,059)

Balance, December 31, 2001	49,991,353	$34,243,345	$-	$-	$(34,057,517)	$185,828

See Notes to Consolidated Interim Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Interim Statement of Changes in Shareholders’ Equity
(Unaudited - Prepared by Management - US dollars)

					Deficit	Total
				Additional	Accumulated	Shareholders’
From the Date of Inception (November 21,	Common		Stock	Paid-in	During the	Equity (Capital
1985) through March 31, 2010	Shares	Amount	Subscription	Capital	Exploration Stage	Deficit)

Balance carried forward from previous page	49,991,353	$34,243,345	$-	$-	$ (34,057,517)	$185,828

Issuance of common shares through exercise of options	290,000	37,234	-	-	-	37,234
Issuance of common shares through exercise of warrants	1,520,836	243,334	-	-	-	243,334
Stock option compensation	-	-	-	21,456	-	21,456
Share issuance costs	-	-	-	-	(4,216)	(4,216)
Net loss for the year	-	-	-	-	(347,603)	(347,603)

Balance, December 31, 2002	51,802,189	34,523,913	-	21,456	(34,409,336)	136,033

Issuance of common shares through exercise of options	100,000	24,379	-	-	-	24,379
Equity component of convertible notes	-	-	-	375,000	-	375,000
Stock option compensation	-	-	-	127,326	-	127,326
Net loss for the year	-	-	-	-	(744,516)	(744,516)

Balance, December 31, 2003	51,902,189	34,548,292	-	523,782	(35,153,852)	(81,778)

Issuance of common shares for cash	8,000,000	3,036,282	-	-	-	3,036,282
Issuance of common shares for convertible notes	978,260	225,000	-	-	-	225,000
Issuance of common shares through exercise of options	200,000	55,861	-	-	-	55,861
Share issuance costs	-	-	-	-	(38,975)	(38,975)
Net loss for the year	-	-	-	-	(1,772,250)	(1,772,250)

Balance, December 31, 2004	61,080,449	37,865,435	-	523,782	(36,965,077)	1,424,140

Issuance of common shares through exercise of options	110,000	21,049	-	-	-	21,049
Stock option compensation	-	-	-	48,592	-	48,592
Net loss for the year	-	-	-	-	(1,476,324)	(1,476,324)

Balance, December 31, 2005	61,190,449	37,886,484	-	572,374	(38,441,401)	17,457

Issuance of common shares through private placement	7,200,000	1,614,716	-	1,520,899	-	3,135,615
Issuance of common shares through exercise of options	100,000	30,853	-	-	-	30,853
Issuance of common shares through exercise of warrants	8,978,260	4,659,173	-	-	-	4,659,173
Issuance of common shares for convertible notes	652,174	150,000	-	39,917	-	189,917
Stock option compensation	-	-	-	814,810	-	814,810
Modification of warrants	-	-	-	889,117	-	889,117
Share issuance costs	-	-	-	-	(62,888)	(62,888)
Net loss for the year	-	-	-	-	(4,910,036)	(4,910,036)

Balance, December 31, 2006	78,120,883	44,341,226	-	3,837,117	(43,414,325)	4,764,018

Issuance of common shares for exercise of options	290,000	127,652	-	-	-	127,652
Issuance of common shares for property	30,000	24,600	-	-	-	24,600
Net loss for the year	-	-	-	-	(2,006,482)	(2,006,482)

Balance, December 31, 2007	78,440,883	44,493,478	-	3,837,117	(45,420,807)	2,909,788

Issuance of common shares through exercise of warrants	7,200,000	4,184,425	-	-	-	4,184,425
Net loss for the year	-	-	-	-	(3,996,777)	(3,996,777)

Balance, December 31, 2008	85,640,883	$48,677,903	$-	$3,837,117	$(49,417,584)	$3,097,436

See Notes to Consolidated Interim Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Interim Statement of Changes in Shareholders’ Equity
(Unaudited - Prepared by Management - US dollars)

					Deficit	Total
				Additional	Accumulated	Shareholders’
From the Date of Inception (November 21,	Common		Stock	Paid-in	During the	Equity (Capital
1985) through March 31, 2010	Shares	Amount	Subscription	Capital	Exploration Stage	Deficit)

Balance carried forward from previous page	85,640,883	$48,677,903	$-	$3,837,117	$(49,417,584)	$3,097,436

Issuance of common shares through private placement	2,337,500	1,396,646	-	-	-	1,396,646
Issuance of common shares through exercise of options	400,000	131,085	-	-	-	131,085
Stock option compensation	-	-	-	357,989	-	357,989
Net loss for the year	-	-	-	-	(2,419,442)	(2,419,442)

Balance, December 31, 2009	88,378,383	50,205,634	-	4,195,106	(51,837,026)	2,563,714

Issuance of common shares through exercise of options (Note 4)	700,000	234,113	-	-	-	234,113
Net loss for the period	-	-	-	-	(366,174)	(366,174)

Balance, March 31, 2010	89,078,383	$50,439,747	$-	$4,195,106	$(52,203,200)	$2,431,653

See Notes to Consolidated Interim Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Interim Statement of Cash Flows
(Unaudited - Prepared by Management - US dollars)

	Three Months Ended March 31
	2010	2009
	(Unaudited)
Operating activities:
Net loss for the period	$(366,174)	$(498,277)

Amortization and depreciation	1,485	1,506
Accretion expense	3,995	3,353
Receivables	(6,329)	(11,780)
Prepaids	7,305	5,717
Accounts payable and accrued liabilities	(176,458)	(175,633)

Cash used in operating activities	(536,176)	(675,114)

Financing activity:
Issuance of common shares upon exercise of stock options	234,113	-

Net change in cash and cash equivalents	(302,063)	(675,114)

Cash and cash equivalents, beginning balance	2,433,202	3,033,771

Cash and cash equivalents, ending balance	$2,131,139	$2,358,657

See Notes to Consolidated Interim Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2010
(Unaudited - Prepared by Management - US dollars)

1.	Basis of Presentation

These consolidated interim financial statements are presented in accordance with United States generally accepted accounting principles for interim financial statements, and are stated in US dollars. They do not include all the note disclosures required for annual financial statements. It is suggested that these consolidated interim financial statements be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2009 and the notes thereto included in the Company’s annual report.

The Company follows the same accounting policies in the preparation of interim reports.

The underlying value of the Company’s mineral properties is dependent on the existence and economic recovery of mineral reserves, confirmation of the Company’s interest in the underlying mineral claims, the ability to obtain necessary financing to complete the development, and future profitable production or proceeds from the disposition.

These consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the information contained therein.

2.	Significant Accounting Policy

Principles of Consolidation

These consolidated interim financial statements include the accounts of Golden Queen Mining Co. Ltd., a British Columbia corporation, and its wholly-owned subsidiary, Golden Queen Mining Company, Inc., a United States (state of California) corporation, together (the “Company”).

3.	Financial Condition and Liquidity

The Company has had no revenues from operations since inception, and a deficit of $52,203,200 accumulated during the exploration stage. Management plans to control current costs and does not anticipate requiring additional financing to fund Company activities over the next 12 months. In addition, management plans to secure equity and/or debt or joint venture financing to fund construction of the operating facility at the Soledad property (“Soledad”) once a bankable feasibility study has been concluded and a production decision has been made. The ability of the Company to obtain financing for its ongoing activities and thus maintain solvency, or to fund construction of the operating facility at Soledad, is dependent on equity market conditions, the market for precious metals, the willingness of other parties to lend the Company money or the ability to find a joint venture partner. While the Company has been successful at certain of these efforts in the past, there can be no assurance that future efforts will be successful. This raises substantial doubt about the Company’s ability to continue as a going concern.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2010
(Unaudited - Prepared by Management - US dollars)

4.	Share Capital

In January 2010, 700,000 stock options were exercised and the Company issued 700,000 common shares at C$0.35 per share for proceeds of $234,113 (C$245,000).

	Shares	Price Range
Options outstanding, beginning of period	3,850,000	C$0.26 - $0.77
Exercised	(700,000)	C$0.35

Options outstanding, end of period	3,150,000	C$0.26 – $0.77

The following table summarizes information about stock options outstanding at March 31, 2010:

		Weighted-
		Average	Weighted-
	Number	Contractual Life	Average
Exercise Price	Outstanding	(Years)	Exercise Price

C$0.77	1,200,000	1.05	C$0.77
C$0.26	1,950,000	3.83	C$0.26

	3,150,000	2.77	C$0.45

5.	Commitments and Contingencies

The Company has acquired a number of mineral properties outright and has acquired exclusive rights to explore, develop and mine the Property under various agreements with landowners.

Agreements are typically subject to sliding scale royalties on either gross or net smelter returns ranging from 1% to 7.5%.

The Company ceased making property payments and advance minimum royalty payments after successfully concluding moratorium agreements with a number of the landowners in 2000. The moratorium agreements expired toward the end of 2003. The total advance minimum royalty owing from 2003 to the end of 2008 was $714,137. The Company paid advance minimum royalties of $174,176 in 2009. The advance minimum royalty owing is estimated to be $153,000 for 2010.

In 2007, the Company reached an agreement with a landowner to amend the terms of the lease agreement. Under the terms of the amendment, the Company has been granted an extension of twenty years and has paid $100,000 owed from 2005. In addition, the Company is not required to pay advance royalty during the two - year period until April 23, 2008 and the Company will receive a credit representing 50% of all advance minimum royalty paid and use it against the future production royalties. The Company recommenced the advance minimum royalty payment, and paid the landowner $100,000 in 2008 and $100,000 in 2009.

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

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2010
(Unaudited - Prepared by Management - US dollars)

5.	Commitments and Contingencies (continued)

In a prior year, the Company entered into an agreement with the President of the Company to issue 300,000 bonus shares upon the completion of certain milestones. Upon receipt by the Company of a bankable feasibility study and the decision to place the Property into commercial production, a bonus of 150,000 common shares is to be issued. Upon commencement of commercial production on the Property, a bonus of 150,000 common shares is to be issued. As at December 31, 2009, the milestones had not been reached and no accrual was made in connection with these arrangements.

6.	Related Party Transactions

Except as noted elsewhere in these consolidated financial statements, related party transactions are disclosed as follows:

For the three months ended March 31, 2010, C$34,500 (2009 - C$34,260) was paid to Mr. H. L. Klingmann for services as President of the Company, and C$4,500 (2009 - C$4,500) was paid to Mr. Chester Shynkaryk for consulting services to the Company.

There were no other related party transactions during the period.

All of the above transactions and balances are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion of the operating results and financial position of Golden Queen Mining Co. Ltd. (the “Company”) is as at May 14, 2010 and should be read in conjunction with the consolidated financial statements of the Company for the quarter ended March 31, 2010 and the notes thereto.

The information in this Management Discussion and Analysis is prepared in accordance with U.S. generally accepted accounting principles and all amounts herein are in US$ unless otherwise noted.

The Soledad Mountain Project

The Company is proposing to develop a gold-silver, open pit, heap leach operation on its Soledad Mountain property (“Property”), located just outside the town of Mojave in Kern County in southern California. Every element of the Soledad Mountain Project (“Project”) has been rethought and reengineered in the past five years in an effort to find sound technical and cost-effective solutions that will ensure a viable mining operation at foreseeable gold and silver prices. The review has been supported and complimented by a substantial amount of work done by independent engineers and contractors. This phase of the technical work was completed toward the end of 2008.

Permitting Update

A detailed review of approvals and permits required for the Project is provided in the Company’s latest Form 10-K filing with the SEC. The following is therefore only a note on the supplemental Environmental Impact Report (“SEIR”), which has been prepared for the Project.

The Company completed an Application for a revised Surface Mining and Reclamation Plan, which was submitted to the Kern County Planning Department (the “Planning Department”) in April 2007. The Planning Department completed its review of the Application and deemed the Application complete as set out in July 2007. The Planning Department noted that changes proposed for the Project constituted new information that required evaluation of potential impacts and mitigation in a SEIR. The Planning Department issued a Request for Proposal to prepare the SEIR to a total of 17 qualified consultants in October 2007. The Chambers Group was awarded the contract to prepare the SEIR. The Company signed an agreement with the Planning Department in February 2008 and made a payment of $55,000 which was 50% of the cost of preparing the SEIR. This agreement was approved by the Kern County Board of Supervisors at its regular meeting on March 11, 2008.

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

The Planning Department held an SEIR scoping meeting in their offices in Bakersfield on September 12, 2008 and there was only minimal attendance and no comments.

The State Office of Mine Reclamation (“OMR”) accompanied by the Planning Department and H.L. Klingmann, the president of the Company, held a due diligence review on site on September 16, 2008. The OMR indicated that it would require additional time beyond the deadline for a response of September 17 to prepare comments on the Project. A total of 9 responses had been received by the Planning Department by September 17 and two additional responses were received toward the end of September for a total of 11 responses.

A consultant, RGP Planning and Development Services, was selected to continue with the preparation of the SEIR and the agreement with the consultant was approved by the Kern County Board of Supervisors at its regular meeting on October 14, 2008. The cost of the work to be done by RGP Planning and Development Services was $123,800 and the Planning Department requested that the full amount be paid in a letter dated September 22, 2008 and this payment was made on September 25, 2008.

A kickoff meeting was held on site on October 29, 2008 attended by RGP Planning and Development Services, the Planning Department, legal counsel for the Company and H.L. Klingmann.

The Company submitted responses to ten of the comment letters referred to above to the Planning Department on November 27 and responses to the OMR’s comment letter on December 16, 2008.

The Company’s consulting engineers did extensive studies to confirm the feasibility of backfilling mined-out phases of the open pit in early 2009. The studies were presented to the Planning Department in a meeting in Bakersfield on March 11. The Company subsequently revised the Project Description to include the backfilling studies and the Application for the revised Surface Mining and Reclamation Plan. A final revision of the Application was in the hands of the Planning Department on May 25. The Company recognizes that the reviews by the Planning Department have added to the overall quality of the Application.

The Planning Department requested that the Air Quality Assessment and Health Risk Assessment for the Project be redone in February 2009 to provide current information for the SEIR. This study was completed and in the hands of the Planning Department and the Air Pollution Control District on July 21.

RGP Planning and Development Services submitted the draft SEIR to the Planning Department on September 9 and this was distributed by the Planning Department as lead agency under the provisions of the California Environmental Quality Act (“CEQA”) on January 11, 2010 to approximately 430 recipients with a notification of release to 985 recipients. This officially started the 45-day review period for the draft SEIR.

The 45-day review period for the draft SEIR concluded at 5:00 p.m. on February 25, 2010. As of the conclusion of the review period, the Planning Department had received 26 responses, including letters supporting the project, letters with project concerns, and letters from regulatory agencies designated as responsible agencies under CEQA. Comments were also received from the State of California on the reclamation plan provisions. The lead agency will respond in writing to the comments received as of February 25, 2010, as part of the final SEIR. The Company will support the lead agency’s effort by supplying any additional information that is requested. As required by CEQA, the lead agency will provide written responses to those who commented no later than 14 days prior to the project’s consideration by the Kern County Planning Commission.

The Kern County Planning Commission formally considered the Project at a public hearing held on April 8. At the hearing, the Planning Commission, consisting of a panel of three commissioners, unanimously approved the Project. The Planning Department subsequently received notice of two appeals of the April 8 decision. The appeals were filed by a regulatory agency of the State of California relating to reclamation plan provisions and by a private landholder. The Kern County Board of Supervisors is presently set to consider the appeals at its regularly scheduled meeting on May 25. The Company is actively working with the Planning Department to resolve outstanding items in preparation for the hearing.

It is important to note that the Bureau of Land Management has confirmed that its Record of Decision approving the Plan of Operations under NEPA in November 1997 remains valid and that no additional reviews or approvals are required before GQM can proceed with the Project.

Results of Operations

Following are the results of operations for the three months ended March 31, 2010 and March 31, 2009.

The Company had no revenue from operations.

The Company incurred general and administrative expenses of $362,819 (2009 - $497,360).

The following significant costs were incurred during the quarter:

  $19,750 for advance minimum royalties owing to landholders;
  $8,295 for detailed engineering for a new access road to site;
  $14,693 for ongoing permitting support in the areas of air quality and health risk and for ongoing maintenance of and data recovery from the meteorological station;
  $16,795 for quarterly water sampling and analysis and laboratory analyses on samples taken on site for a supplemental baseline soil survey;
  $58,774 for ongoing work on the occurrence of arsenic in groundwater, a review of the use of cyanide in heap leaching, a study on the occurrence of mercury; review of the draft Waste Discharge Requirements for the Project and general support required for the approvals and permitting process;
  $5,860 for ongoing work done by a registered surveyor on the status of mining claims;
  $4,309 to a local contractor for ongoing cleanup and maintenance work on site;
  $2,703 to an independent engineer for ongoing site support;
  $77,217 for legal fees incurred for ongoing work on the supplemental EIR;
  $8,723 for general corporate legal fees;
  $20,764 for ongoing work by the Kern County Planning Department and Engineering & Survey Services on the SEIR;
  $13,166 for property taxes for 2009/2010;
  $15,000 for preparing promotional material and seeking public support for the Project;
  C$21,703 for an evaluation of the power supply and initial engineering for the Project;
  $18,880 for ongoing mine design and drafting support;
  C$17,569 for general corporate legal fees;
  C$20,352 for stock exchange fees;
  C$11,550 for the preparation of financial statements and
  C$30,031 for audit fees.

Interest income of $640 (2009 - $2,436) was lower by $1,796 as there was less cash on deposit and interest rates remained low during the quarter. There was no interest expense during the quarter.

The Company incurred a net loss of $366,174 (or $0.00 per share) during the quarter as compared to a net loss of $498,277 (or $0.01 per share) during the first quarter of 2009.

Summary of Quarterly Results

Results for the eight most recent quarters are set out in the table below.

Results for the quarter ending on:	March 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009
Item	$	$	$	$
Revenue Net loss for the quarter Net loss per share	Nil 366,174 0.00	Nil 797,335 0.01	Nil 427,616 0.01	Nil 696,214 0.01

Results for the quarter ending on:	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008
Item	$	$	$	$
Revenue Net loss for the quarter Net loss per share	Nil 498,277 0.01	Nil 1,223,439 0.02	Nil 923,380 0.01	Nil 1,224,663 0.01

The results of operations can vary from quarter to quarter depending upon the nature, timing and cost of activities undertaken during the quarter and whether or not the Company incurs gains or losses on foreign exchange, grants stock options or makes adjustments on quarterly or annual financial statements.

Reclamation Financial Assurance and Asset Retirement Obligation

The Company provided reclamation financial assurance in the form of an Irrevocable Payment Bond Certificate with Union Bank of California in the amount of $286,653 on October 21, 2009. The financial assurance is reassessed annually and the estimate for reclamation of historical disturbances on the property is $283,809 for 2010.

The asset retirement obligation accrual is estimated at $181,559 and this is shown as a liability on the consolidated balance sheet. The actual obligation could differ materially from these estimates.

Advance Minimum Royalties

Advance minimum royalties of $19,750 were paid to landholders in the first quarter of 2010.

A mining lease agreement with one group of landholders expired in 2004 and the Company has prepared a new mining lease agreement for discussion with the group of landholders.

Mining lease agreements with groups of landholders expire in June and July of 2010 and discussions are under way with these groups of landholders for an extension of the agreements.

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

Transactions with Related Parties

Mr. H. Lutz Klingmann was paid C$34,500 (2009 - C$34,260) for services as President and Mr. Chester Shynkaryk was paid C$4,500 (2009 - C$4,500) for consulting services to the Company during the quarter

There were no other related party transactions during the quarter ended March 31, 2010.

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

Liquidity and Capital Resources

Four directors exercised a total of 700,000 options on shares for proceeds of C$245,000 during the quarter..

The Company held $2,131,139 in cash and cash equivalents on March 31, 2010.

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

Outstanding Share Data

The number of shares issued and outstanding and the fully diluted share position are set out in the table below.

Golden Queen Mining Co. Ltd.

	No. of
Item	Shares
Shares issued and outstanding on Dec. 31, 2008	85,640,883
Shares issued pursuant to a private placement	2,337,500
Shares issued pursuant to the exercise of stock options	400,000
Shares issued and outstanding on Dec. 31, 2009	88,378,383
Shares issued pursuant to the exercise of stock options	700,000
		Exercise
	89,078,383	Price	Expiry Date
		C$0.35 &	9/02/10 &
Director and employee stock options	1,200,000	C$0.77	20/04/11
Director and employee stock options	1,950,000	C$0.26	28/01/14
		Not
Shares to be issued as a finders fee	100,000	Applicable	Not Applicable
Bonus shares to be issued to H.L. Klingmann	300,000	None	None
Fully diluted on March 31, 2010	92,628,383

The company's authorized capital is 100,000,000 common shares with no par value.

Outlook

The Company plans to put the Project into production as an open pit heap leach operation and to construct facilities to process ore at a rate of 4.5 million tonnes (5.0 million tons) per year and these have been reduced from the earlier planned mining rates. Projected life of the open pit heap leach operation has increased from 7 years to 12 years. The Company also plans to produce and sell aggregate for up to 30 years. These plans are subject to management making a production decision.

Management is evaluating financing options with a view to making a production decision as soon as approvals and permits have been secured.

If approvals and permits are secured for the Project and a production decision is made, the Company will need significant additional financing to develop the Project into an operating mine. Capital costs for mining projects are increasing rapidly and the Company is currently re-estimating these costs. The Company believes that financing for the Project can be secured if gold and silver prices remain at or above $600.00/oz and $12.50/oz respectively and these are the prices used for the feasibility study base case cash flow projections that were released on December 14, 2007. Gold and silver prices averaged $972.35/oz and $14.67/oz in 2009 and closing prices on May 12, 2010 were $1,238.75/oz and $19.43/oz respectively.

It is not expected that the Company will hedge any of its gold or silver production.

The ability of the Company to put the Project into production is subject to numerous risks, certain of which are disclosed in the Company’s latest Form 10-K filing with the SEC. Readers should evaluate the Company’s prospects in light of these and other risk factors.

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

Capitalized amounts (including capitalized development costs) are also written down if future cash flows, including potential sales proceeds, related to the mineral property are estimated to be less than the property’s total carrying value. Management reviews the carrying value of each mineral property periodically, and, whenever events or changes in circumstances indicate that the carrying value may not be recoverable, makes the necessary adjustments. Reductions in the carrying value of a property would be recorded to the extent that the total carrying value of the mineral property exceeds its estimated fair value. A write down of $167,898 in mineral property interests was recorded for the year ended December 31, 2009.

Asset Retirement Obligations

In accordance with the Accounting for Asset Retirement Obligations, the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company has recorded an asset retirement obligation to reflect its legal obligations related to future abandonment of its mineral property using estimated expected cash flow associated with the obligation and discounting the amount using a credit-adjusted, risk-free interest rate. At least annually, the Company reassesses the obligation to determine whether or not a change in any estimated obligation is necessary. The asset retirement obligation recorded as a liability on the Consolidated Balance Sheet is $181,559 as at March 31, 2010.

Recently Issued Accounting Standards

A summary of Recently Issued Accounting Standards is provided in Item 7 of the Company’s latest Form 10-K filing with the SEC.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Management, including the principal executive officer who is also our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, management concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures are not effective is due to the inherent limitation of a lack of segregation of duties noted above and one item noted below.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 using the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of March 31, 2010 the Company’s internal control over financial reporting was not effective based on those criteria. Based on the assessment, management has noted the following in regards to its internal controls:

a)	The Company does not have the proper procedures in place for recording and reporting changes in the U.S. dollar to Canadian dollar.

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

The Company’s annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the annual report.

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

Date: May 14, 2010

GOLDEN QUEEN MINING CO. LTD.
(Registrant)

By:	/s/ Lutz Klingmann
Lutz Klingmann
Principle Executive Officer and
Principle Financial Officer