Form 10-Q
period 2010-06-30
GOLDEN QUEEN MINING CO LTD
filed 2010-08-13
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filed [ ] Smaller reporting company [X]

Check whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2010 the registrant’s outstanding common stock consisted of 94,078,380 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN QUEEN MINING CO. LTD.
 (an exploration stage company)
Consolidated Interim Financial Statements
June 30, 2010

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

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Interim Balance Sheet
(Unaudited - Prepared by Management - US dollars)

	June 30,	December 31,
	2010	2009
Assets (Note 1)	(Unaudited)

Current assets:
Cash and cash equivalents	$8,431,472	$2,433,202
Receivables	33,690	24,604
Prepaid expenses and other current assets	4,880	19,490

Total current assets	8,470,042	2,477,296

Property and equipment, net	202,946	205,916
Reclamation financial assurance	286,653	286,653

Total Assets	$8,959,641	$2,969,865

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$27,757	$150,766
Accrued liabilities	-	77,821

Total current Liabilities	27,757	228,587

Asset retirement obligations	185,554	177,564

Total Liabilities	213,311	406,151

Commitments and contingencies (Note 5)

Shareholders’ Equity:
Preferred shares, no par value, 3,000,000 shares authorized; no shares outstanding
Common shares, no par value, 100,000,000 shares authorized; 94,078,383 shares issued and outstanding	58,074,063	50,205,634
Additional paid-in capital	4,236,489	4,195,106
Deficit accumulated during the exploration stage	(53,564,222)	(51,837,026)

Total Shareholders’ Equity	8,746,330	2,563,714

Total Liabilities and Shareholders’ Equity	$8,959,641	$2,969,865

Approved by the Directors:

“H. L. Klingmann”	“C. Shynkaryk”
H. Lutz Klingmann, Director	Chester Shynkaryk, Director

See Notes to Consolidated Interim Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Interim Statement of Loss
(Unaudited - Prepared by Management - US dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
General and administrative expenses	$1,357,369	$693,332	$1,720,188	$1,190,692
Accretion expense	3,995	3,353	7,990	6,706
	1,361,364	696,685	1,728,178	1,197,398
Interest income	(342)	(471)	(982)	(2,907)
Net loss and comprehensive loss for the period	$1,361,022	$696,214	$1,727,196	$1,194,491
Loss per share, basic and diluted	$0.02	$0.01	$0.02	$0.01
Weighted average number of common shares outstanding	90,671,790	85,640,883	89,796,615	85,640,883

See Notes to Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Interim Statement of Changes in Shareholders’ Equity
(Unaudited - Prepared by Management - US dollars)

					Deficit	Total
				Additional	Accumulated	Shareholders’
From the Date of Inception (November 21,	Common		Stock	Paid-in	During the	Equity (Capital
1985) through June 30, 2010	Shares	Amount	Subscription	Capital	Exploration Stage	Deficit)

November 21, 1985
Issuance of common shares for cash	1,425,001	$141,313	$-	$-	$-	$141,313
Net loss for the period	-	-	-	-	(15,032)	(15,032)

Balance, May 31, 1986	1,425,001	141,313	-	-	(15,032)	126,281

Issuance of common shares for cash	550,000	256,971	-	-	-	256,971
Issuance of common shares for mineral property	25,000	13,742	-	-	-	13,742
Net loss for the year	-	-	-	-	(58,907)	(58,907)

Balance, May 31, 1987	2,000,001	412,026	-	-	(73,939)	338,087

Issuance of common shares for cash	1,858,748	1,753,413	-	-	-	1,753,413
Net income for the year	-	-	-	-	38,739	38,739

Balance, May 31, 1988	3,858,749	2,165,439	-		(35,200)	2,130,239

Issuance of common shares for cash	1,328,750	1,814,133	-	-	-	1,814,133
Issuance of common shares for mineral property	100,000	227,819	-	-	-	227,819
Net loss for the year	-	-	-	-	(202,160)	(202,160)

Balance, May 31, 1989	5,287,499	4,207,391	-	-	(237,360)	3,970,031

Issuance of common shares for cash	1,769,767	2,771,815	-	-	-	2,771,815
Issuance of common shares for mineral property	8,875	14,855	-	-	-	14,855
Net loss for the year	-	-	-	-	(115,966)	(115,966)

Balance, May 31, 1990	7,066,141	6,994,061	-	-	(353,326)	6,640,735

Net income for the year	-	-	-	-	28,706	28,706

Balance, May 31, 1991	7,066,141	6,994,061	-	-	(324,620)	6,669,441

Net loss for the year	-	-	-	-	(157,931)	(157,931)

Balance, May 31, 1992	7,066,141	6,994,061	-	-	(482,551)	6,511,510

Net loss for the year	-	-	-	-	(285,391)	(285,391)

Balance, May 31, 1993	7,066,141	6,994,061	-	-	(767,942)	6,226,119

Issuance of common shares for cash	5,834,491	1,536,260	-	-	-	1,536,260
Share issuance costs	-	-	-	-	(18,160)	(18,160)
Issuance of common shares for mineral property	128,493	23,795	-	-	-	23,795
Net loss for the year	-	-	-	-	(158,193)	(158,193)

Balance, May 31, 1994	13,029,125	8,554,116	-	-	(944,295)	7,609,821

Issuance of common shares for cash	648,900	182,866	-	-	-	182,866
Net loss for the year	-	-	-	-	(219,576)	(219,576)

Balance, May 31, 1995	13,678,025	8,736,982	-	-	(1,163,871)	7,573,111

Issuance of common shares for cash	2,349,160	2,023,268	-	-	-	2,023,268
Issuance of common shares for debt	506,215	662,282	-	-	-	662,282
Issuance of 5,500,000 special warrants	-	9,453,437	-	-	-	9,453,437
Special warrants issuance costs	-	-	-	-	(100,726)	(100,726)
Net loss for the year	-	-	-	-	(426,380)	(426,380)

Balance, May 31, 1996	16,533,400	$20,875,969	$-	$-	$(1,690,977)	$19,184,992

See Notes to Consolidated Interim Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Interim Statement of Changes in Shareholders’ Equity
(Unaudited - Prepared by Management - US dollars)

					Deficit	Total
					Accumulated	Shareholders’
From the Date of Inception (November 21,	Common		Stock	Additional	During the	Equity (Capital
1985) through June 30, 2010	Shares	Amount	Subscription	Paid-in Capital	Exploration Stage	Deficit)

Balance carried forward from previous page	16,533,400	$20,875,969	$-	$-	$(1,690,977)	$19,184,992

Issuance of common shares for cash	18,000	10,060	-	-	-	10,060
Issuance of common shares for special warrants	5,500,000	-	-	-	-	-
Special warrants issuance costs	-	-	-	-	(123,806)	(123,806)
Net loss for the period	-	-	-	-	(348,948)	(348,948)

Balance, December 31, 1996	22,051,400	20,886,029	-	-	(2,163,731)	18,722,298

Issuance of common shares for cash	157,000	157,050	-	-	-	157,050
Issuance of 3,500,000 special warrants	-	5,287,315	-	-	-	5,287,315
Issuance of common shares for special warrants	3,500,000	-	-	-	-	-
Options to non-employee directors	-	-	-	70,200	-	70,200
Special warrants issuance costs	-	-	-	-	(163,313)	(163,313)
Net loss for the year	-	-	-	-	(1,047,869)	(1,047,869)

Balance, December 31, 1997	25,708,400	26,330,394	-	70,200	(3,374,913)	23,025,681

Issuance of common shares upon exercise of warrants	1,834,300	857,283	-	-	-	857,283
Issuance of common shares through conversion of debt	2,017,941	1,000,000	-	-	-	1,000,000
Share issuance costs	-	-	-	-	(6,060)	(6,060)
Issuance of common shares for cash	5,236,000	2,439,753	-	-	-	2,439,753
Options and re-priced options to non- employee directors	-	-	-	107,444	-	107,444
Net loss for the year	-	-	-	-	(971,595)	(971,595)

Balance, December 31, 1998	34,796,641	30,627,430	-	177,644	(4,352,568)	26,452,506

Issuance of 13,250,000 special warrants	-	3,350,915	-	-	-	3,350,915
Special warrants issuance costs	-		-	-	(166,620)	(166,620)
Issuance of common shares for special warrants	13,250,000	-	-	-	-	-
Net loss for the year	-	-	-	-	(564,657)	(564,657)

Balance, December 31, 1999	48,046,641	33,978,345	-	177,644	(5,083,845)	29,072,144

Cumulative effect of change in accounting for stock options	-	-	-	(177,644)	-	(177,644)
Stock subscription	-	-	200,000	-	-	200,000
Net loss for the year	-	-	-	-	(28,708,276)	(28,708,276)

Balance, December 31, 2000	48,046,641	33,978,345	200,000	-	(33,792,121)	386,224
Issuance of common shares through conversion of debt	406,250	65,000	-	-	-	65,000
Issuance of common shares for conversion of stock subscription	1,538,462	200,000	(200,000)	-	-	-
Share issuance costs	-	-	-	-	(3,337)	(3,337)
Net loss for the year	-	-	-	-	(262,059)	(262,059)

Balance, December 31, 2001	49,991,353	$34,243,345	$-	$-	$(34,057,517)	$185,828

See Notes to Consolidated Interim Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Interim Statement of Changes in Shareholders’ Equity
(Unaudited - Prepared by Management - US dollars)

					Deficit	Total
					Accumulated	Shareholders’
From the Date of Inception (November 21,	Common		Stock	Additional	During the	Equity (Capital
1985) through June 30, 2010	Shares	Amount	Subscription	Paid-in Capital	Exploration Stage	Deficit)

Balance carried forward from previous page	49,991,353	$34,243,345	$-	$-	$(34,057,517)	$185,828

Issuance of common shares through exercise of options	290,000	37,234	-	-	-	37,234
Issuance of common shares through exercise of warrants	1,520,836	243,334	-	-	-	243,334
Stock option compensation	-	-	-	21,456	-	21,456
Share issuance costs	-	-	-	-	(4,216)	(4,216)
Net loss for the year	-	-	-	-	(347,603)	(347,603)

Balance, December 31, 2002	51,802,189	34,523,913	-	21,456	(34,409,336)	136,033

Issuance of common shares through exercise of options	100,000	24,379	-	-	-	24,379
Equity component of convertible notes	-	-	-	375,000	-	375,000
Stock option compensation	-	-	-	127,326	-	127,326
Net loss for the year	-	-	-	-	(744,516)	(744,516)

Balance, December 31, 2003	51,902,189	34,548,292	-	523,782	(35,153,852)	(81,778)

Issuance of common shares for cash	8,000,000	3,036,282	-	-	-	3,036,282
Issuance of common shares for convertible notes	978,260	225,000	-	-	-	225,000
Issuance of common shares through exercise of options	200,000	55,861	-	-	-	55,861
Share issuance costs	-	-	-	-	(38,975)	(38,975)
Net loss for the year	-	-	-	-	(1,772,250)	(1,772,250)

Balance, December 31, 2004	61,080,449	37,865,435	-	523,782	(36,965,077)	1,424,140

Issuance of common shares through exercise of options	110,000	21,049	-	-	-	21,049
Stock option compensation	-	-	-	48,592	-	48,592
Net loss for the year	-	-	-	-	(1,476,324)	(1,476,324)

Balance, December 31, 2005	61,190,449	37,886,484	-	572,374	(38,441,401)	17,457

Issuance of common shares through private placement	7,200,000	1,614,716	-	1,520,899	-	3,135,615
Issuance of common shares through exercise of options	100,000	30,853	-	-	-	30,853
Issuance of common shares through exercise of warrants	8,978,260	4,659,173	-	-	-	4,659,173
Issuance of common shares for convertible notes	652,174	150,000	-	39,917	-	189,917
Stock option compensation	-	-	-	814,810	-	814,810
Modification of warrants	-	-	-	889,117	-	889,117
Share issuance costs	-	-	-	-	(62,888)	(62,888)
Net loss for the year	-	-	-	-	(4,910,036)	(4,910,036)

Balance, December 31, 2006	78,120,883	44,341,226	-	3,837,117	(43,414,325)	4,764,018

Issuance of common shares for exercise of options	290,000	127,652	-	-	-	127,652
Issuance of common shares for property	30,000	24,600	-	-	-	24,600
Net loss for the year	-	-	-	-	(2,006,482)	(2,006,482)

Balance, December 31, 2007	78,440,883	44,493,478	-	3,837,117	(45,420,807)	2,909,788

Issuance of common shares through exercise of warrants	7,200,000	4,184,425	-	-	-	4,184,425
Net loss for the year	-	-	-	-	(3,996,777)	(3,996,777)

Balance, December 31, 2008	85,640,883	$48,677,903	$-	$3,837,117	$(49,417,584)	$3,097,436

See Notes to Consolidated Interim Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Interim Statement of Changes in Shareholders’ Equity
(Unaudited - Prepared by Management - US dollars)

					Deficit	Total
					Accumulated	Shareholders’
From the Date of Inception (November 21,	Common		Stock	Additional	During the	Equity (Capital
1985) through June 30, 2010	Shares	Amount	Subscription	Paid-in Capital	Exploration Stage	Deficit)

Balance carried forward from previous page	85,640,883	$48,677,903	$-	$3,837,117	$(49,417,584)	$3,097,436

Issuance of common shares through private placement	2,337,500	1,396,646	-	-	-	1,396,646
Issuance of common shares through exercise of options	400,000	131,085	-	-	-	131,085
Stock option compensation	-	-	-	357,989	-	357,989
Net loss for the year	-	-	-	-	(2,419,442)	(2,419,442)

Balance, December 31, 2009	88,378,383	50,205,634	-	4,195,106	(51,837,026)	2,563,714

Issuance of common shares through exercise of options (Note 4)	700,000	234,113	-	-	-	234,113
Issuance of common shares through private placement	5,000,000	7,634,316	-	-	-	7,634,316
Stock option compensation	-	-	-	41,383	-	41,383
Net loss for the period	-	-	-	-	(1,727,196)	(1,727,196)

Balance, June 30, 2010 (Unaudited)	94,078,383	$58,074,063	$-	$4,236,489	$(53,564,222)	$8,746,330

See Notes to Consolidated Interim Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Interim Statement of Cash Flows
(Unaudited - Prepared by Management - US dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Operating activities:
Net loss for the period	$(1,361,022)	$(696,214)	$(1,727,196)	$(1,194,491)

Amortization and depreciation	1,485	1,506	2,970	3,012
Accretion expense	3,995	3,353	7,990	6,706
Stock option compensation	41,383	209,055	41,383	209,055
Receivables	(2,757)	7,886	(9,086)	(3,894)
Prepaids	7,305	7,853	14,610	13,570
Accounts payable and accrued liabilities	(24,372)	2,383	(200,830)	(173,250)
Royalty and mining rights payable	-	(48,034)	-	(48,034)

Cash used in operating activities	(1,333,983)	(512,212)	(1,870,159)	(1,187,326)

Financing activity:
Issuance of common shares upon exercise of stock options	-	-	234,113	-
Issuance of common shares for cash	7,634,316	-	7,634,316	-

Cash provided by (used in) financing activities	7,634,316	-	7,868,429	-

Net change in cash and cash equivalents	6,300,333	(512,212)	5,998,270	(1,187,326)

Cash and cash equivalents, beginning balance	2,131,139	2,358,657	2,433,202	3,033,771

Cash and cash equivalents, ending balance	$8,431,472	$1,846,445	$8,431,472	$1,846,445

See Notes to Consolidated Interim Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2010
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

The Company has had no revenues from operations since inception, and a deficit of $53,564,222 accumulated during the exploration stage. Management plans to control current costs and does not anticipate requiring additional financing to fund Company activities over the next 12 months. In addition, management plans to secure equity and/or debt or joint venture financing to fund construction of the operating facility at the Soledad property (“Soledad”) once a feasibility study has been concluded and a production decision has been made. The ability of the Company to obtain financing for its ongoing activities and thus maintain solvency, or to fund construction of the operating facility at Soledad, is dependent on equity market conditions, the market for precious metals, the willingness of other parties to lend the Company money or the ability to find a joint venture partner. While the Company has been successful at certain of these efforts in the past, there can be no assurance that future efforts will be successful. This raises substantial doubt about the Company’s ability to continue as a going concern.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2010
(Unaudited - Prepared by Management - US dollars)

4.	Share Capital

Common Shares

On June 1, 2010, the Company issued 5,000,000 units at C$1.60 per unit for gross proceeds of $7,634,316 (C$8,000,000). Each unit consisted of one common share, one-quarter of one Class A warrant and one-quarter of one Class B warrant. Each Class A warrant is exercisable to acquire one additional common share of the Company at a price of $1.75. Each Class B warrant is exercisable to acquire one additional common share of the Company at a price of $2.00. Both Class A and Class B warrants expire December 1, 2011.

Stock Options

In January 2010, 700,000 stock options were exercised and the Company issued 700,000 common shares at C$0.35 per share for proceeds of $234,113 (C$245,000).

In April 2010, the Company granted 50,000 stock options to consultants, which are exercisable at C$1.24 per share and expire on April 18, 2015. The total value of the options granted was $41,383 (C$41,995).

	Shares	Price Range
Options outstanding, beginning of period	3,850,000	C$0.26 - C$0.77
Granted	50,000	C$1.24
Exercised	(700,000)	C$0.35

Options outstanding, end of period	3,200,000	C$0.26 – C$1.24

The following table summarizes information about stock options outstanding at June 30, 2010:

		Weighted-
		Average	Weighted-
	Number	Contractual Life	Average
Exercise Price	Outstanding	(Years)	Exercise Price

C$0.77	1,200,000	0.81	C$0.77
C$0.26	1,950,000	3.58	C$0.26
C$1.24	50,000	4.80	C$1.24

	3,200,000	2.56	C$0.47

The Company applies the fair value method in accounting for its stock options granted to directors, officers and consultants using the Black-Scholes option pricing model. The stock-based compensation expense was $41,383 (2009 - $209,055). The fair value of stock options granted as above is calculated using the following weighted average assumptions:

	June 30, 2010	June 30, 2009

Expected life years	5	5
Interest rate	1.83%	2.03%
Volatility	88.28%	70.30%
Dividend yield	0%	0%

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2010
(Unaudited - Prepared by Management - US dollars)

4.	Share Capital (continued)

Stock Options (continued)

Option pricing models require the input of highly subjective assumptions including the expected price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate.

Warrants

The following is a summary of warrant status at June 30, 2010:

		Weighted-
		Average	Average
		Exercise Price	Contractual Life
	Shares	Per Share	(Years)

Outstanding and exercisable, January 1, 2010	-	-	-

Granted:
Class A	1,250,000	$1.75	1.50
Class B	1,250,000	$2.00	1.50

Outstanding and exercisable, June 30, 2010	2,500,000	-	-

5.	Commitments and Contingencies

The Company has acquired a number of mineral properties outright and has acquired exclusive rights to explore, develop and mine the Property under various agreements with landowners.

Agreements are typically subject to sliding scale royalties on either gross or net smelter returns ranging from 1.0% to 7.5% .

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

In 2007, the Company reached an agreement with a landowner to amend the terms of the lease agreement. Under the terms of the amendment, the Company has been granted an extension of twenty years and has paid $100,000 owed from 2005. In addition, the Company is not required to pay advance royalty during the two-year period until April 23, 2008 and the Company will receive a credit representing 50% of all advance minimum royalty paid and use it against the future production royalties. The Company recommenced the advance minimum royalty payment, and paid the landowner $100,000 in 2008 and $100,000 in 2009.

A mining lease agreement with a group of landholders expired in 2004. The Company is currently in discussions with this group of landholders in an effort to reach a new agreement.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
For the Six Months Ended June 30, 2010
(Unaudited - Prepared by Management - US dollars)

5.	Commitments and Contingencies (continued)

The Company has agreed to issue 100,000 common shares as a finder’s fee upon commencement of commercial production on the Property in connection with certain property acquisitions. As of December 31, 2009, commercial production has not commenced and no shares have been issued.

In 2004, the Company entered into an agreement with the President of the Company to issue 300,000 bonus shares upon the completion of certain milestones. Upon receipt by the Company of a bankable feasibility study and the decision to place the Property into commercial production, a bonus of 150,000 common shares would be issued. Upon commencement of commercial production on the Property, a bonus of 150,000 common shares would be issued. In May 2010, the Company entered into an amendment to the agreement whereby the 300,000 bonus shares would alternatively be issuable upon a change of control transaction or upon a sale of all or substantially all of the Company’s assets, having a value at or above $1.00 per share of the Company, with a further 300,000 bonus shares being issuable in the event the change of control transaction or asset sale occurred at a value at or above $1.50 per share. As at June 30, 2010, the milestones had not been reached and no accrual was made in connection with these arrangements.

6.	Related Party Transactions

Except as noted elsewhere in these consolidated financial statements, related party transactions are disclosed as follows:

For the six months ended June 30, 2010, C$72,570 (2009 - C$67,770) was paid to Mr. H. L. Klingmann for services as President of the Company, and C$9,000 (2009 - C$9,620) was paid to Mr. Chester Shynkaryk for consulting services to the Company.

There were no other related party transactions during the period.

All of the above transactions and balances are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion of the operating results and financial position of Golden Queen Mining Co. Ltd. (the “Company”) is as at August 12, 2010 and should be read in conjunction with the consolidated financial statements of the Company for the quarter ended June 30, 2010 and the notes thereto.

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

The Company completed an Application for a revised Surface Mining and Reclamation Plan in April 2007. The Kern County Planning Department determined that changes proposed for the Project since the Conditional Use Permits were issued in 1997 constituted new information that required evaluation of potential impacts in a Supplemental Environmental Impact Report (“SEIR”). The draft SEIR was finally completed and distributed in January 2010. The Kern County Planning Commission formally considered the Project at its regularly scheduled meeting in Bakersfield on April 8. At the meeting, the Commission, consisting of a panel of three commissioners, unanimously approved the Project. Two appeals were subsequently filed against the Commission’s decision and the Project was scheduled to be reconsidered before the Kern County Board of Supervisors on May 25. Both appeals were withdrawn before the day of the meeting and the decision made by the Planning Commission therefore became final.

The Lahontan Regional Water Quality Control Board (the “Board”) unanimously approved Waste Discharge Requirements and a Monitoring and Reporting Program (the “WDRs”) for the Soledad Mountain Project on July 14. The Board recommended adopting an order approving the WDRs, and the order was subsequently signed by the Executive Officer of the Board and is currently in effect.. The order approving the WDRs is a critical authorization for the construction and operation of, and establishes the discharge and monitoring standards for, the heap leach pads, rock stockpiles and other activities that have the potential to affect surface and ground waters.

It is important to note that the Bureau of Land Management (the “BLM”) has confirmed that its Record of Decision approving the Plan of Operations under NEPA in November 1997 remains valid and that no additional reviews or approvals are required from the BLM before GQM can proceed with the Project.

Results of Operations

Following are the results of operations for the three months ended June 30, 2010 and June 30, 2009.

The Company had no revenue from operations.

The Company incurred general and administrative expenses of $1,357,369 (2009 - $693,332).

The following significant costs were incurred during the quarter:

  $86,228 for advance minimum royalties owing to landholders;
  $243,964 for property purchases;
  $26,384 for ongoing permitting support in the areas of air quality and health risk and for ongoing maintenance of and data recovery from the meteorological station;
  $39,257 for ongoing work on the occurrence of arsenic in groundwater and the bioaccessibility of arsenic, a review of the use of cyanide in heap leaching, a study on the occurrence of mercury; review of the draft Waste Discharge Requirements for the Project and support for the approvals and permitting process;
  $56,633 for detailed engineering for the heap leach pad and related site drainage for the Project and support for the approvals and permitting process;
  $10,891 for quarterly water sampling and analysis;
  $12,101 for ongoing work done by a registered land surveyor on the status of mining claims;
  $7,016 to a local contractor for ongoing cleanup, security checks and maintenance work on site;
  $4,440 to an independent engineer for ongoing site support;
  $13,561 for detailed engineering for the workshop and warehouse for the Project;
  $6,825 for detailed engineering for the assay laboratory for the Project;
  $220,898 for legal fees incurred for ongoing work on the SEIR;
  $35,657 for legal fees related to the acquisition of property;
  $16,766 for general corporate legal fees;
  $68,763 for ongoing work by the Kern County Planning Department and Kern County Engineering & Survey Services on the SEIR;
  $24,494 for preparing promotional material and seeking public support for the Project;
  C$61,020 for an evaluation of the power supply and the design of a sub-station for the Project;
  C$26,766 for ongoing mine design and drafting support;
  C$53,634 for general corporate legal fees;
  C$9,775 for preparing financial statements and
  C$45,973 for audit fees and for preparing tax returns.

Interest income of $342 (2009 - $471) was lower by $129 as there was less cash on deposit and interest rates remained low during the quarter. There was no interest expense during the quarter.

The Company incurred a net loss of $1,361,022 (or $0.02 per share) during the quarter as compared to a net loss of $696,214 (or $0.01 per share) during the second quarter of 2009.

Summary of Quarterly Results

Results for the eight most recent quarters are set out in the table below.

Results for the quarter ending on:	June 30, 2010	March 31, 2010	Dec. 31, 2009	Sept. 30, 2009
Item	$	$	$	$
Revenue Net (income) loss for the quarter Net loss per share	Nil 1,361,022 0.02	Nil 366,174 0.00	Nil 797,335 0.01	Nil 427,616 0.01

Results for the quarter ending on:	June 30, 2009	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008
Item	$	$	$	$
Revenue Net loss for the quarter Net loss per share	Nil 696,214 0.01	Nil 498,277 0.01	Nil 1,223,439 0.01	Nil 923,380 0.01

The results of operations can vary from quarter to quarter depending upon the nature, timing and cost of activities undertaken during the quarter and whether or not the Company incurs gains or losses on foreign exchange, grants stock options or makes adjustments on quarterly or annual financial statements.

Reclamation Financial Assurance and Asset Retirement Obligation

The Company provided reclamation financial assurance in the form of an Irrevocable Payment Bond Certificate with Union Bank of California in the amount of $286,653 on October 21, 2009 for 2010. The financial assurance is reassessed annually and the estimate for reclamation of historical disturbances on the property is $283,809 for 2011.

The asset retirement obligation accrual is estimated at $185,554 and this is shown as a liability on the consolidated balance sheet. The actual obligation could differ materially from these estimates.

Advance Minimum Royalties

Advance minimum royalties of $86,228 were paid to landholders in the second quarter of 2010.

A mining lease agreement with one group of landholders expired in 2004 and the Company has prepared a new mining lease agreement for discussion with the group of landholders.

Mining lease agreements with groups of landholders expired in June and July of 2010 and discussions are under way with these groups of landholders for an extension of the agreements.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Stock Option Plan

The Company’s current stock option plan (the “Plan”) was adopted by management of the Company in 2008 and approved by shareholders of the Company in 2009. The Plan provides a fixed number of 7,200,000 common shares of the Company that may be issued pursuant to the grant of stock options. The exercise price of stock options granted under the Plan shall be determined by the Company’s Board of Directors, but shall not be less than the volume weighted average trading price of the Company’s shares on the Toronto Stock Exchange for the five trading days immediately prior to the date of the grant. The expiry date of a stock option shall be the date so fixed by the Board subject to a maximum term of five years. The Plan provides that stock options will terminate on the earlier of the expiry of the term and (i) 12 months from the date an option holder dies, (ii) 90 days from the date from the date the option holder ceases to act as a director or officer of the Company, or (iii) 60 days from the date the option holder ceases to be employed, or engaged as a consultant, by the Company.

The Company granted 1,950,000 stock options to directors, officers and consultants of the Company pursuant to the Plan on January 28, 2009. The options are exercisable at a price of C$0.26 per share for a period of 5 years from the date of grant. The Company also granted 50,000 stock options to a consultant of the Company pursuant to the Plan on April 19, 2010. The options are exercisable at a price of C$1.24 per share for a period of 5 years from the date of grant.

Transactions with Related Parties

Mr. H. Lutz Klingmann was paid C$36,690 (2009 - C$33,510) for services as President and Mr. Chester Shynkaryk was paid C$4,500 (2009 - C$4,500) for consulting services to the Company during the quarter

There were no other related party transactions during the quarter ended June 30, 2010.

The Company amended a consulting services agreement originally entered into in 2004 with Mr. H. Lutz Klingmann, the President of the Company, in May of 2010. Under the original agreement, upon receipt by the Company of a bankable feasibility study and the decision to place the Property into commercial production, a bonus of 150,000 common shares would be issued and upon commencement of commercial production on the Property, a bonus of 150,000 common shares would be issued. Pursuant to the amended agreement, an alternative 300,000 bonus shares would be issuable upon a change of control transaction or upon a sale of all or substantially all of the Company’s assets, having a value at or above one dollar per share of the Company, with a further 300,000 bonus shares being issuable in the event the change of control transaction or asset sale occurred at a value at or above $1.50 per share. As at June 30, 2010, the milestones had not been reached and no accrual was made in connection with these arrangements.

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

Private Placement

The Company completed a non-brokered private placement with Gammon Gold Inc. on June 1, 2010, whereby Gammon Gold acquired 5,000,000 units of the Company at a price of C$1.60 per unit for total proceeds of $7,634,316 (C$8,000,000). Each unit consists of one common share, one quarter of one Class A Warrant, and one quarter of one Class B Warrant. Each Class A Warrant entitles Gammon Gold to purchase a common share at a price of C$1.75 for a period of 18 months from the closing date. Each Class B Warrant entitles Gammon Gold to purchase one common share at a price of C$2.00 for a period of 18 months from the closing date.

Subject to certain conditions, Gammon Gold Inc. was granted the right to participate in future financings to maintain its equity position in the Company.

Liquidity and Capital Resources

The Company held $8,431,472 in cash and cash equivalents on June 30, 2010.

The Company has no long-term debt.

Management plans to control costs and does not expect that additional cash will be required beyond cash currently on hand for ongoing work on approvals and permits for the Project, for paying advance minimum royalties, for additional property purchases, for detailed engineering of facilities for the Project and ongoing work on site, and for general corporate purposes to the end of 2010.

Outstanding Share Data

The number of shares issued and outstanding and the fully diluted share position are set out in the table below.

Golden Queen Mining Co. Ltd.

	No. of
Item	Shares
Shares issued and outstanding on Dec. 31, 2009	88,378,383
Shares issued pursuant to the exercise of stock options	700,000
Shares issued and outstanding on March 31, 2010	89,078,383
Gammon Gold Inc. private placement	5,000,000
Shares issued and outstanding on June 30, 2010	94,078,383	Exercise Price	Expiry Date
Gammon Gold Inc. warrants	2,500,000	C1.75 & C2.00	1/12/2011
Director and employee stock options	1,200,000	C$0.77	20/04/11
		C$0.26 &	28/01/14 &
Director and employee stock options	2,000,000	C1.24	19/04/15
Shares to be issued as a finders fee	100,000	Not Applicable	Not Applicable
Fully diluted on June 30, 2009	99,878,383

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

Management is evaluating financing options with a view to making a production decision as soon as all approvals and permits have been secured.

If approvals and permits are secured for the Project and a production decision is made, the Company will need significant additional financing to develop the Project into an operating mine. Capital costs for mining projects are increasing rapidly and the Company is currently re-estimating these costs. The Company believes that financing for the Project can be secured if gold and silver prices remain at or above $600.00/oz and $12.50/oz respectively and these are the prices used for the feasibility study base case cash flow projections that were released on December 14, 2007. Gold and silver prices averaged $972.35/oz and $14.67/oz in 2009 and closing prices on August 12, 2010 were $1,213.00/oz and $18.03/oz respectively.

It is not expected that the Company will hedge any of its gold or silver production.

The ability of the Company to put the Project into production is subject to numerous risks, certain of which are disclosed in the Company’s latest Form 10-K filing with the SEC. Readers should evaluate the Company’s prospects in light of these and other risk factors.

Special Meeting of Shareholders

The Company has issued a notice of a special meeting of shareholders to be held on September 1, 2010 for the purpose of seeking the approval of shareholders to the following special resolutions, (a) the removal of the Pre-existing Company Provisions (as defined in the Business Corporations Act (British Columbia)); (b) the adoption of new Articles of the Company; and (c) the change in the authorized capital of the Company from 100,000,000 to 150,000,000 common shares, all without par value.

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

Asset Retirement Obligations

In accordance with the Accounting for Asset Retirement Obligations, the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company has recorded an asset retirement obligation to reflect its legal obligations related to future abandonment of its mineral property using estimated expected cash flow associated with the obligation and discounting the amount using a credit-adjusted, risk-free interest rate. At least annually, the Company reassesses the obligation to determine whether or not a change in any estimated obligation is necessary. The asset retirement obligation recorded as a liability on the Consolidated Balance Sheet is $185,554 as at June 30, 2010.

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

Caution to U.S. Investors

Management advises U.S. investors that while the terms “measured resources”, “indicated resources” and “inferred resources” are recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize these terms. U.S. investors are cautioned not to assume that any part or all of the material in the mineral resource categories will be converted into mineral reserves. References to such terms are contained in the Company’s Form 10-K and other publicly available filings.

Additional Information

Further information on Golden Queen Mining Co. Ltd. is available on the SEDAR web site at www.sedar.com and on the Company’s web site at www.goldenqueen.com.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Management, including the principal executive officer who is also our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, management concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective, including those necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures are not effective is due to the inherent limitation of a lack of segregation of duties noted above.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 using the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of June 30, 2010 the Company’s internal control over financial reporting was effective based on those criteria.

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

Date: August 13, 2010

GOLDEN QUEEN MINING CO. LTD.
(Registrant)

By:	/s/ Lutz Klingmann
Lutz Klingmann
Principal Executive Officer and
Principal Financial Officer