Form 10-K/A
period 2009-12-31
GOLDEN QUEEN MINING CO LTD
filed 2011-01-14
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

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
Large accelerated filer [ ]    Accelerated filer [ ]    Non-accelerated filed [ ]    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $72,956,250 as at June 30, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 94,228,380 common shares as at December 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K, which Proxy Statement is to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2009.

EXPLANATORY NOTE

This Amendment on Form 10-K/A constitutes an amendment to our annual report on Form 10-K for the fiscal year ended December 31, 2009, which was originally filed with the Securities and Exchange Commission on March 31, 2010.

This amendment is being filed for the purposes of disclosing additional and correcting the discussions requested by the Securities and Exchange Commission during their review on our annual report previously filed and to reflect the restatement discussed below..

On December 7, 2010, we announced that following, a internal review by our management, auditors and Audit Committee of our accounting for our stock options in accordance with a new adopted accounting pronouncement, ASC 815-40 (which was effective on January 1, 2009), we would restate our December 31, 2009 financial statements. This amendment on Form 10-K/A for the year ended December 31, 2009, discloses and discusses the impact and effect of a restatement of our previously filed financial statements for the l year ended December 31, 2009 and the related consolidated statements of operations, stockholders’ equity (capital deficit) and cash flows for the l year then ended, for the effects of the accounting error on the adoption of the accounting pronouncement ASC 815-40. Accordingly, management concluded, and our Audit Committee agreed, that our financial statements and the related report of our independent registered public accounting firm and all earnings press releases and similar communications issued by us relating to the fiscal year December 31, 2009 should no longer be relied upon.

As a result of the review, management has concluded, and the Board of Directors concur that the new accounting pronouncement of ASC 815-40-15 was not properly adopted on January 1, 2009. Therefore, we are restating previously issued financial statements to properly record the year end amount of the derivative liability on the consolidated balance sheet, the amounts of net loss for the year and loss per share and the opening deficit for the fiscal year 2009, the amounts of common shares and additional paid-in capital on the consolidated statement of shareholders’ equity (capital deficit). These adjustments result in an increase in net loss of $2,095,300 for the year ended December 31, 2009, a decrease in the opening deficit by $ 464,255 and an increase of ending deficit by $1,631,045, a decrease in additional paid in capital by $1,064,557 and an increase in liabilities by $2,695,602. This restatement has no effect on our cash flows.

The combined effect of the restated figures is an increase in our basic and diluted loss per share by $0.02 to $0.05 per share for the year ended December 31, 2009.

As a result of the restatement noted above, we have also amended our disclosures regarding the controls and procedures as disclosed in Item 9A(T) of the 10-K/A.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this amendment.

This amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009 amends and restates only those items of the previously filed annual report on Form 10-K which have been affected by the internal review by the Securities Exchange Commissions, the restatement and controls and procedures in item 9A(T) . In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects of the restatement or (ii) to make revisions to the Notes to the Consolidated Financial Statements except for those which are required by or result from the effects of the restatement and comments raised by the Securities Exchange Commissions. For additional information regarding the restatement, see Note 11 to our Consolidated Financial Statements included in Part II - Item 8. No other information contained in our previously filed Form 10-K for the year ended December 31, 2009 has been updated or amended.

It is also the Company’s intention to restate its financial statements and amend its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010 as soon as the reviews are completed.

Form 10-K

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

Project Background

The Project is located approximately 8km (5mi) south of Mojave in Kern County in southern California. See Figure 1, property location map under below.

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

Infill Drilling Program

The Company has prepared a drilling program with 40 drill holes and approximately 7,200m (23,500ft) of drilling, designed to test a portion of the material classified as inferred within pit shells constructed in 2007. SRK concurred in the Technical Report (SRK) that strategically targeted drilling could upgrade a significant portion of the inferred to the measured or indicated categories. The Company commenced an infill drill program in October of 2010, and proposes additional infill drilling once the mine is in production.

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

The mineral reserves as calculated by Norwest are set out in the table below.

Soledad Mountain Project - Proven and Probable Mineral Reserves

			Diluted Grades
			Gold		Silver
Reserve Category	t	ton	g/t	oz/ton	g/t	oz/ton
Proven *	27,705,500	30,476,000	0.819	0.0239	13.82	0.403
Probable *	18,861,800	20,748,000	0.535	0.0156	11.69	0.341
Total & Average	46,567,300	51,224,000	0.703	0.0205	12.96	0.378
*Indicated recoveries for gold and silver based upon extensive test work are 85.0% and 52.5% as discussed in detail in section Mineralogy, Process Development & Flow Sheet below.

Cautionary note to U.S. investors concerning proven or probable reserves: This section uses the terms “proven reserves” and “probable reserves”. We advise U.S. investors that these terms are defined strictly in accordance with applicable Canadian regulations. We further advise U.S. investors that the mineral reserve estimates are not compliant with the Securities and Exchange Commission Industry Guide 7 as a final bankable feasibility study has not been completed.

Sean Ennis, P.Eng., of Norwest Corporation, a Qualified Person as described in NI 43-101, signed the Technical Report (Norwest). The Technical Report (Norwest) is available on the Company’s web site at www.goldenqueen.com.

These mineral reserve estimates are included in the Measured & Indicated Mineral Resources set out in the table in the section Exploration & Mineral Resources above.

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

Environmental Issues & Permits

Introduction

The Company’s Soledad Mountain Project requires three main permits that will give the Company the right to begin mining and processing operations. These are:

a.	Amended Conditional Use Permits to be issued by Kern County (see “CEQA/NEPA” heading below);
b.	Authorities to Construct to be issued by the Eastern Kern Air Pollution Control District (see “Authority to Construct & Permit to Operate” heading below; and
c.	Waste Discharge Requirements to be issued by the Lahontan Regional Water Quality Control Board (see “Water Quality” heading below.

The environmental issues and the efforts made to secure the three main permits are described in detail under the subheadings “CEQA/NEPA”, “Authority to Construct & Permit to Operate”, and “Water Quality”, which follow below under this “Environmental Issues & Permits” heading.

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

The Company completed an Application for a revised Surface Mining and Reclamation Plan, which was submitted to the Kern County Planning Department (the “Planning Department”) in April 2007. The Planning Department completed its review of the Application and deemed the Application complete in July 2007. The Planning Department noted that changes proposed for the Project constituted new information that required evaluation of potential impacts and mitigation in a supplemental EIR (“SEIR”). The Planning Department issued a Request for Proposal to prepare the SEIR to a total of 17 qualified consultants in October 2007. The Chambers Group was awarded the contract to prepare the SEIR. The Company signed an agreement with the Planning Department in February 2008 and made a payment of $55,000 which was 50% of the cost of preparing the SEIR. This agreement was approved by the Kern County Board of Supervisors at its regular meeting on March 11, 2008.

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

The County selected RGP Planning and Development Services (“RGP”) to continue with the preparation of the S EIR. The agreement with RGP was approved by the Kern County Board of Supervisors at its regular meeting on October 14, 2008. The estimated cost of the work to be done by RGP was $123,800 and the Company paid this amount on September 25, 2008.

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

The Planning Department’s target for the release of the S EIR to the public was then late July or early August 2009.

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

The SEIR was distributed by the Planning Department, as lead agency under the provisions of CEQA to approximately 430 recipients and notification of release to 985 recipients on January 11, 2010. At the conclusion of the review period, the Planning Department had received 26 responses, including letters supporting the project, letters with project concerns, and letters from regulatory agencies designated as responsible agencies under CEQA. Comments were also received from the State of California on the reclamation plan provisions. The lead agency responded in writing to the comments received by February 25, 2010.. The Company supported the lead agency’s effort by supplying additional information that was requested. As required by CEQA, the lead agency provided written responses to those who commented no later than 14 days prior to the project’s consideration by the Kern County Planning Commission “Commission”. The Commission was scheduled to consider this case at its regularly scheduled April 8, 2010, hearing.

The Commission formally considered the Project on April 8, 2010. At the meeting, the Commission, consisting of a panel of three commissioners, unanimously approved the Project. Two appeals to the certification were filed but subsequently withdrawn. Accordingly, the Commission’s actions became final on May 24, 2010. The thirty-day period for filing a lawsuit challenging the SEIR expired on June 23, 2010 and as a result the SEIR certification was then final.

Air Quality

Background Information

The Project lies within the Southeast Desert Air Basin, which falls under the jurisdiction of the Eastern Kern Air Pollution Control District (“ EKAPCD ”). The district is charged to regulate sources of air pollution within the basin, pursuant to authority granted under the federal Clean Air Act.

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

The Planning Department requested that the Air Quality Assessment and Health Risk Assessment for the Project be redone in February 2009 to provide current information for the S EIR. This study was completed and in the hands of the Planning Department and EKAPCD on July 21, 2009.

EKAPCD transferred an Emission Reduction Credit Certificate from Cactus Gold Mines Company to the Project in February 1999 and this remains valid.

Authority To Construct & Permit To Operate

The Company had obtained seven Authority to Construct permits dated March 16, 2002. These permits expired on March 16, 2004 and were not renewed due to changes anticipated in the Project.

The Company’s consulting engineers have completed the revised Applications for Authority to Construct permits and it is now expected that these will be submitted to Eastern Kern Air Pollution Control District in November 2010. ECAPCD can now prepare and issue Authority to Construct permits as the SEIR has been certified.

The Authority to Construct permits are converted to a Permit To Operate after construction has been completed and subject to inspection by the ECAPCD .

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

The Regional Board completed its assessment of the revised ROWD and prepared draft Waste Discharge Requirements for the Project. The Regional Board will wait for confirmation from the Planning Department that SEIR has been certified before adopting a revised Board Order and setting Waste Discharge Requirements for the Project.

The Regional Board unanimously approved Waste Discharge Requirements and a Monitoring and Reporting Program (“WDRs”) for the Soledad Mountain Project at the joint, regular meeting held on July 14, 2010 in South Lake Tahoe, NV and Victorville, CA. The Board recommended adopting an order approving the WDRs subject only to locating an additional ground water monitoring well. The order approving the WDRs is a critical authorization for the construction and operation of, and establishes the discharge and monitoring standards for, the heap leach pads, rock stockpiles and other activities that have the potential to affect surface and ground waters. The Board Order was signed by the Executive Officer of the Board on July 23, 2010.

Closure, Reclamation and Financial Assurance

Closure and reclamation will be done in accordance with the requirements set out in the CUPs and an approved Surface Mining and Reclamation Plan and as set out in the Board Order issued by the Regional Board.

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

Offices and Employees

The Company’s principal executive offices are located in Vancouver at 6411 Imperial Ave., West Vancouver, BC, V7W 2J5, Canada.

The Company currently has no employees. The Company utilizes an accounting firm, which is independent from our auditors, on a contract basis for the preparation of its financial statements, and engages various part-time consultants and contractors as needed for administrative services. Technical services related to Project permitting, development and land matters are performed by consultants and contractors on an as-needed basis.

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

The Likelihood Of Continued Losses From Operations

The Company has had no revenue from operations and has incurred cumulative losses from inception through December 31, 2009 of $ 53,244,225 . Losses are expected to continue until such time as the Company can economically produce and sell gold and silver, aggregate and construction materials from the Project. Continued losses will require that the Company raise additional funds by equity or debt financing, failing which the Company will not be able to continue operations.

Ability To Continue As A Going Concern

The Company has had no revenues from operations since inception and has a deficit of $ 53,468,071 accumulated during the exploration stage. In addition we have significant costs associated with ongoing operations and advancing the Project that we are presently funding primarily through the sale of our common shares.

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

The Company monitors the status of agreements with landholders on a regular basis in order to protect the Company’s interests in the Property that it does not own. There can be no assurance that the Company will continue to be able to retain all of its interests in the Property through negotiations with landowners, or that the cost of retaining its interests will not increase significantly as a result of future negotiations. The value of the Project may be significantly reduced if the Company cannot access or mine areas of the Property that are material to the Project, due to its inability to retain its interests in the Property. While each and every property has its own value and unique purpose in the overall mine plan, the feasibility of the Project will depend on the Company’s ability to maintain control of the portions of the Property that are material to the Project. Failure to keep property agreements in good standing may result in a loss of control of the corresponding interest in the Property, which, if material to the Project, would prevent the Company from developing the Project.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Land Ownership and Mining Rights

The Company acquired its initial property interests in 1985 and has since acquired additional properties in the area. The Company holds directly or controls via agreement a total of 33 patented lode mining claims, 134 unpatented lode mining claims, 1 patented millsite and 12 unpatented millsites, which together comprise the Property. The Property is located west of California State Highway 14 and lies largely south of Silver Queen Road covering all of Section 6 and portions of Sections 5, 7 and 8 in Township 10 North, Range 12 West; portions of Sections 1 and 12 in Township 10 North, Range 13 West; portions of Section 18 in Township 9 North, Range 12 West, and portions of Section 32 in Township 11 North, Range 12 West, all from the San Bernardino Baseline and Meridian.

Figure 1 below provides a property location map.

Figure 1

The Company holds the properties either directly through a subsidiary, or under mining lease agreements with 63 individual landholders, two groups of landholders and three incorporated entities. The land required for the Project has therefore either been secured under one of these agreements or is controlled by the Company through ownership of the land in fee or where the Company holds patented and unpatented mining claims or millsites. The mining lease agreements were entered into from 1986 onwards.

Figure 2 below provides a map of the various claims groups comprising the Property.

Figure 2

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

A mining lease agreement with one group of landholders expired in 2004 and the Company has prepared a new mining lease agreement for discussion with the group of landholders and these discussions are ongoing. Note that this group of landholders has mineral rights only and no surface rights in the area. Further, the recoverable gold and silver on the group of landholders’ property amount to approximately 3% of the total recoverable gold and silver in the mineral reserves reported in the section titled Mineral Reserves above and accordingly is not considered material by the Company. Discussions with the group of landholders is ongoing and, while the Company is interested in concluding an agreement, such an agreement is not critical to the success of the Project.

A number of mining lease agreements expire in 2010 and the Company has prepared or is preparing extension agreements. Of these expiring lease agreements, one group of leases that together comprise a 50% interest in a claim group is considered material by the Company. The Company is in the process of negotiating renewal leases with this group, maintains a good relationship with the landowners involved, and anticipates that it will be able to reach agreements for renewal leases.

While the Company is not in default of any current lease, leases that are individually not material are currently being renegotiated as they approach expiry, or have expired and are in the process of renegotiation. The Company does not consider any of those leases to be individually material. However leases that are individually not material may become part of a material group of leases if more than one of the leases in the group are allowed to expire.

The current leases have expiry dates ranging from 2011 to 2045. Of these, no single lease is considered material with the exception of four leases which expire in September 2014, April of 2015, 2021 and April 2026 respectively. All leases become non-expiring once the mine commences production.

While each and every part of the Property has its own value and unique purpose in the overall mine plan, the feasibility of the Project will depend on the ability of the Company to maintain the rights to access and use of the material portions of the Property. A failure to keep property agreements in good standing may result in a loss of control, which, if material to the Project, would prevent the Company from developing the Project.

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

The following significant costs were incurred in the general and administrative expenses during the year:

  $174,196 for advance minimum royalties owing to landholders (2008 - $735,333 ). The advance minimum royalties owing to landholders from the end of the three year moratorium period from 2000 to 2003 were brought current in 2008 as more fully described in the section titled Property Interests Are In Good Standing above;

  $362,050 for the Air Quality and Health Risk Assessment and for ongoing maintenance of and data recovery from the meteorological station (2008 - $109,007 ). The increase was primarily due to the fact that the Planning Department requested that the Air Quality Assessment and Health Risk Assessment for the Project be redone in February 2009 to provide current information for the SEIR. This study was completed and delivered to the Planning Department and EKAPCD on July 21, 2009. The study was prepared by consulting engineers;

  $15,355 for a study to confirm that there are no desert tortoise found on the property (2008 - $0);

  $35,354 for quarterly water sampling and analysis (2008 - $37,837);

  $172,114 for detailed engineering for the Phase 1 heap leach pad, for the associated site drainage plan and general support for the approvals and permitting process (2008 - $428,012 ). The Company is proceeding with detailed engineering designs of the key facilities for construction as described in more detail in the section titled Outlook. The foregoing costs were incurred for this particular design. Design costs may recur if changes are made to the heap leach pad, however the extent of any recurring costs is not known at this time;

  $60,194 for traffic studies and detailed design for the new access road for the Project (2008 - $0 ). The Company’s consulting engineers completed two traffic studies, which were required for the SEIR in 2009;

  $41,869 for the detailed design of the workshop and warehouse for the Project (2008 - $0 ). The Company is proceeding with detailed engineering designs of the key facilities for construction as described in more detail in the section titled Outlook. Significant costs were therefore incurred for this particular design. Design costs are non-recurring;

  $202,883 for ongoing work on the occurrence of arsenic in groundwater, a review of the use of cyanide in heap leaching, a study of the occurrence of mercury and capture of mercury and general support required for the approvals and permitting process (2008 - $278,914 ). The Company’s consulting engineers completed work on the studies outlined above at a reduced level of activity in 2009 and then continued to communicate and liaise with the Regional Board leading up to the regular meeting held on July 14, 2010 at which the Waste Discharge Requirements and a Monitoring and Reporting Program for the Project were approved. Accordingly, the Company additional costs were incurred in 2010 to complete the consulting services;

  $45,024 for ongoing work done by a registered surveyor on the status of mining claims (2008 - $70,958);

  $17,953 to an independent engineer for ongoing site support (2008 - $21,710);

  $15,425 to a local contractor for ongoing cleanup and weekly safety checks (2008 - $266,034 ). The major cleanup on site was completed in 2008 and work continued on a reduced scale in 2009.

  $167,898 for property purchases (2008 - $133,641 ), consisting of land adjacent to the Project;

  $20,440 to the Bureau of Land Management for annual assessment work for 2009 (2008 – 19,800);

  $26,195 for property taxes for 2009 – 2010 (2008 -2009 - $24,885) ;

  $31,412 for insurance for 2009-2010 (2008-2009 - $31,431);

  $190,201 for legal fees incurred for ongoing work on the S EIR (2008 - $10,000 ). During the fiscal year ended 2009, the Company engaged legal counsel to work with the Planning Department on the preparation of the SEIR. We expect that additional legal costs for the SEIR will be incurred in 2010;

  $85,448 for general corporate legal fees and work on agreements with landholders (2008 - $77,089);

  $20,051 to the Planning Department for work on the SEIR (2008 - $200,392 ). The Company provided advances of $55,000 in February 2008 and $123,800 in September 2008 to the Planning Department for work on the SEIR;

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

  C$55,656 for general corporate legal fees (2008 - $43,452)

  C$108,019 for accounting and audit fees and the preparation of tax returns (2008 – C$77,808 ), in part due to costs associated with consultants engaged to provide book-keeping services and to prepare financial statements;

For the year ended December 31, 2009, the Company has also recorded a change in fair value of derivative liability of $2,095,300. This item is a non-cash item and was recorded in accordance with the new accounting pronouncement of ASC 850-40-15. This guidance requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), now included in the FASB Codification at ASC 815-10-15-74(a), and should be classified as a liability and marked-to-market. ASC 815-40-15 was effective for fiscal years beginning after December 15, 2008 and thus, upon its adoption on January 1, 2009, was applied to the Company’s outstanding stock options.

Interest income of $10,070 (2008 - $107,956) was significantly lower by $97,886 as there was less cash on deposit during the year and interest rate has been significantly lower compared to prior year. There was no interest expense during the year.

The Company incurred a net loss of $ 4,514,742 (or $0.05 loss per share) for the year as compared to a net loss of $3,996,777 (or $0.05 per share) for 2008 for a difference in the net loss of $517,965.

The following significant and non-recurring costs were incurred in 2008 and this therefore contributed to the difference in net loss between 2009 and 2008:

  Property purchases of $133,641;
  Costs of $266,034 incurred on a major cleanup program on site;
  Difference in the advance minimum royalties paid of $561,137;
  Advances of $178,800 paid to the Planning Department for work by consulting engineers on the SEIR;
  A amount of $163,000 was paid for a study on the right to extract groundwater and other issues relating to the availability of water to support the Project and
  A production water well was drilled at a cost of $141,000.

Summary of Quarterly Results

Results for the eight most recent quarters are set out in the table below.

Results for the quarter ending on:	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	March 31, 2009
Item	$	$	$	$
Revenue	Nil	Nil	Nil	Nil
Net loss for the quarter	1,239,360	1,057,149	1,230,829	987,404
Net loss per share	0.02	0.01	0.01	0.01

Results for the quarter ending on:	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March 31, 2008
Item	$	$	$	$
Revenue	Nil	Nil	Nil	Nil
Net loss for the quarter	1,223,439	923,380	1,224,663	625,295
Net loss per share	0.02	0.01	0.01	0.01

The results of operations can vary from quarter to quarter depending upon the nature, timing and cost of activities undertaken during the quarter and whether or not the Company incurs gains or losses on foreign exchange, grants of stock options or makes end-of-year adjustments.

Selected Annual Information

Results for the year ending on:	Dec. 31, 2009	Dec. 31, 2008	Dec. 31, 2007	From Inception
Item	$	$	$	$
General and administrative expenses	(2,246,953)	(2,817,429)	(1,907,159)	(19,727,800)
Asset impairment loss	(167,898)	(1,270,366)	(246,283)	(32,135,592)
Change in fair value of derivative liabilities	(2,095,300)	-	-	(2,095,300)
Adjustment to asset retirement obligation on changes in cash flow estimates	(6,882)	275	(1,485)	223,583
Accretion expense	(7,779)	(17,213)	(11,930)	(55,381)
Sub-total	(4,524,812)	(4,104,733)	(2,166,857)	(53,790,490)
Interest expense	-	-	-	(913,098)
Interest income	10,070	107,956	160,375	1,599,987
Net loss	(4,514,742)	(3,966,777)	(2,006,482)	(53,103,601)
Loss per share	(0.05)	(0.05)	(0.03)

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

In January 2010 , the Company issued 700,000 common shares for proceeds of $233,111 (C$245,000) pursuant to the exercise of stock options.

Outstanding Share Data

The number of shares issued and outstanding and the fully diluted share position are set out in the table below.

Item	No. of Shares
Shares issued and outstanding on Dec. 31, 2008	85,640,883
Shares issued pursuant to a private placement	2,337,500
Shares issued pursuant to the exercise of stock options	400,000
Shares issued and outstanding on Dec. 31, 2009	88,378,383
Shares issued in January 2010	700,000
	89,078,383	Exercise Price	Expiry Date
		C$0.35 &	9/02/10 &
Director and employee stock options	1,200,000	C$0.77	20/04/11
Director and employee stock options	1,950,000	C$0.26	28/01/14
Shares to be issued as a finders fee	100,000	Not Applicable	Not Applicable
Bonus shares to be issued to H.L. Klingmann	300,000	None	None
Fully diluted on March 31, 2010	92,628,383

The company's authorized share capital is 100,000,000 common shares with no par value.

Outlook

The Company plans to put the Project into production as an open pit heap leach operation and to construct facilities to process ore at a rate of 4.5million tonnes (5.0million tons) per year and these have been reduced from the earlier planned mining rates. Projected life of the open pit heap leach operation has increased from 7 years to 12 years. The Company also plans to produce and sell aggregate for an extended period after gold and silver production from the heap leach operation has ended. The Company has completed or is proceeding with detailed engineering designs for each of the key facilities to be constructed. The Company is also securing approvals such as building permits and other approvals for these facilities. Cost estimates for construction of the key facilities are being obtained from contractors. These cost estimates are being incorporated into the feasibility study update, which is being prepared by Norwest Corporation of Vancouver. The feasibility study update, once completed, will be considered by management in connection with making a production decision.

If all approvals and permits are secured for the Project and a production decision is made, the Company will need significant additional financing to develop the Project into an operating mine. The Company believes that financing for the Project can be secured if gold and silver prices remain at or above $600.00/oz and $12.50/oz respectively and these are the prices used for the feasibility study base case cash flow projections that were released on December 14, 2007. Gold and silver prices averaged $972.35/oz and $14.67/oz in 2009 and closing prices on March 19, 2010 were $1,105.50/oz and $16.96/oz respectively. The Company is targeting a project financing in the first quarter of 2011. The ability to finance the Project will be subject to market conditions at the time of financing.

The following are possible financing options that the Company will evaluate, and that may be combined:

a.	An equity financing;
b.	A combination of equity and debt;
c.	A silver-stream financing; and
d.	A merger with an established mining company.

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

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue 07-5 (EITF 07-5), “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” which is now included in the FASB Accounting Standards Codification at ASC 815-40-15. This guidance requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), now included in the FASB Codification at ASC 815-10-15-74(a), and should be classified as a liability and marked-to-market. ASC 815-40-15 was effective for fiscal years beginning after December 15, 2008 and thus, upon its adoption on January 1, 2009, was applied to the Company’s outstanding stock options and warrants.

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

In May 2009, “Subsequent Events” was issued, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The standard was effective for interim or annual financial periods ending after June 15, 2009. The Company has evaluated subsequent events through December 14, 2010 which represents the date on which the financial statements were issued.

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

Additional Information

Further information on Golden Queen Mining Co. Ltd. is available on the SEDAR web site at www.sedar.com and on the Company’s web site at www.goldenqueen.com .

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements of the Company and the notes thereto are attached to this report following the signature page and Certifications.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Disclosure of Controls and Procedures

Management, including the principal executive officer who is also our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, management concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective. This includes those controls and procedures necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the inherent limitation of a lack of segregated duties , items and restatement noted below.

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

The deficiencies noted above had no material effect on the Company, however the Company has implemented the following changes in its internal controls to avoid recurrence of the deficiencies in future periods:

a.

The Company’s President, Principal Executive Officer and Principal Accounting Officer now has sole signing authority on checks drawn on the U.S. bank account and no other person has access to this account. A record of transactions and bank balances are reviewed via internet access on a regular basis to ensure accuracy.

b.

Every foreign exchange transaction is recorded in exact detail and reported to the Company’s principal bank in Vancouver on the day the transaction takes place. The information is provided to the Company’s independent accountants at the end of every month.

Restatement

In addition to items noted above, our company has effected a restatement of its financial results for the year ended December 31, 2009. The restatement was to correct an error that was made in connection with the Company’s adoption of a new accounting pronouncement, ASC 815-40-15 which came into effect on January 1, 2009. As a result, the financial statements reflect an increase in the net loss by $2.095,300 for the year ended December 31, 2009, a decrease in the opening deficit by $464,255 as at January 1, 2009, an increase of ending deficit by $1,631,045 at December 31, 2009, a decrease in additional paid in capital by $1.064,557 as at December 31, 2009 and an increase in liabilities of $2,695,602 as at December 31, 2009.

The combined effect of the restated figures is a increase in our basic and diluted loss per share by $0.02 to $0.05 per share for the year ended December 31, 2009.

Evaluation of disclosure controls and procedures and remediation

In connection with the weaknesses noted above for signing authority and foreign exchange, the Company has implemented the following changes in its internal controls to avoid recurrence of the deficiencies in future periods:

a.

The Company’s President, Principal Executive Officer and Principal Accounting Officer now has sole signing authority on checks drawn on the U.S. bank account and no other person has access to this account. A record of transactions and bank balances are reviewed via internet access on a regular basis to ensure accuracy.

b.

Every foreign exchange transaction is recorded in exact detail and reported to the Company’s principal bank in Vancouver on the day the transaction takes place. The information is provided to the Company’s independent accountants at the end of every month.

If the Project is financed and proceeds to the production stage, a production management team will be required to oversee the operations of the Project, and internal controls would be reviewed and updated at that time.

In connection with the restatement, under the direction of the company’s management, we have re-evaluated certain disclosure controls and procedures. In connection with the restatement, we identified a material weakness in our disclosure controls and procedures relating to the recognition of new accounting pronouncements and assessment of their potential impact on our consolidated financial statements.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We have identified the following material weakness which has caused us to conclude that, as of December 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level.

On December 7, 2010, the Company announced that following an internal review by our Company and our independent auditors, the Company would restate its historical financial statements in our annual report for the year ended December 31, 2009. Our conclusion to restate the above period resulted in the company recognizing that its disclosure controls and procedures were not effective as of the year ended December 31, 2009 and constituted a material weakness.

To address this material weakness, we performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the period presented.

To remediate the material weakness in our disclosure controls and procedures identified above, in addition to working with our independent auditors, we have continued to refine our internal procedures to alleviate this weakness and have added human resources with experience in generally accepted accounting principles (GAAP) and are committed to ongoing education in this area as a well as a defined process to prepare such calculations.

Limitations on the effectiveness of disclosure controls and procedures

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments, in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of internal control is based in part upon certain assumptions above the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

PART IV

Item 15. Exhibits

Exhibit	Description of Exhibit	Manner of Filing
No.

3.1	Notice of Articles	Incorporated by reference to Exhibit 3.1 to the Form 8-K of the Company, filed with the SEC on September 2, 2010

3.2	Articles	Incorporated by reference to Exhibit 3.2 to the Form 8-K of the Company, filed with the SEC on September 2, 2010

10.1	Management Agreement dated March 11, 2004 between the Registrant and H. Lutz Klingmann, and amendment dated May 31, 2010.	Filed herewith

10.2	Mining Lease dated April 22, 1986 between the Registrant, Southwestern Refining Corporation, and Claude and Mary J.Birtle, and amendment dated March 23, 2007.	Filed herewith

10.3	Mining Lease dated April 26, 2001 between the Subsidiary and Virginia Knight.	Filed herewith

10.4	Lease dated October 20, 1994 between the Subsidiary and William J. Warner with respect to certain property within the project area.	Incorporated by reference to Exhibit 10.5 to the Form 10-SB

10.5	Mining Lease dated September 19, 1994 between the Subsidiary and Western Centennials, Inc., with respect to certain property within the project area.	Incorporated by reference to Exhibit 10.6 to the Form 10-SB

10.6	1996 Stock option plan of the registrant, as amended.	Incorporated by reference to Exhibit 10.13 to the Form 10-SB

10.7	2008 Stock option plan of the registrant.	Incorporated by reference to Exhibit 10.1 to the Form S-8 of the Company filed with the SEC on February 17, 2010

21.1	Subsidiaries of the Registrant.	Incorporated by reference to Exhibit 24.0 to the Form 10-SB

23.1	Consent of BDO Canada LLP	Filed herewith

31.1	Rule 13a-14(a)/15(d)-14(a) Certification	Filed herewith

32.1	Section 1350 Certification	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN QUEEN MINING CO. LTD.

By:	/s/ H. Lutz Klingmann
H. Lutz Klingmann
President , Principal Executive Officer,
and Principal Accounting Officer

Date: January 13, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. Lutz Klingmann	President, Principal Executive Officer, Principal	January 13, 2011
Accounting Officer, and Director
H. Lutz Klingmann

/s/ Edward Thompson
	Director	January 13, 2011
Edward Thompson

/s/ Chester Shynkaryk
	Director	January 13, 2011
Chester Shynkaryk

/s/ Gordon Gutrath
	Director	January 13, 2011
Gordon Gutrath

/s/ Thomas Clay
	Director	January 13, 2011
Thomas Clay

Tel: 604 688 5421 Fax: 604 688 5132 www.bdo.ca	BDO Canada LLP 600 Cathedral Place 925 West Georgia Street Vancouver BC V6C 3L2 Canada

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a $53,468,071 deficit accumulated during the exploration stage as of December 31, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements as of December 31, 2009 and for the year then ended have been restated to correct errors in the adoption of a new accounting pronouncement as described in Note 11 to the consolidated financial statements.

/s/ BDO Canada LLP

Chartered Accountants
Vancouver, Canada
December 14, 2010

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Balance Sheets
(US dollars)

	December 31,	December 31,
	2009 (Restated –
	Note 11)	2008
Assets

Current assets:
Cash and cash equivalents	$2,433,202	$3,033,771
Receivables	24,604	20,051
Prepaid expenses and other current assets	19,490	19,846

Total current assets	2,477,296	3,073,668

Property and equipment, net (Note 2)	205,916	211,940
Reclamation financial assurance (Note 3)	286,653	271,808

Total Assets	$2,969,865	$3,557,416

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$150,766	$172,702
Advance minimum royalties (Note 8)	-	48,034
Accrued liabilities	77,821	76,341

Total current liabilities	228,587	297,077

Asset retirement obligations (Note 7)	177,564	162,903

Derivative liability (Note 11)	2,695,602	-

Total liabilities	3,101,753	459,980

Shareholders’ equity (capital deficit):
Preferred shares, no par value, 3,000,000 shares authorized; no shares outstanding
Common shares, no par value, 100,000,000 shares authorized; 88,378,383 (2008 – 85,640,883) shares issued and outstanding (Note 6)	50,205,634	48,677,903
Additional paid-in capital	3,130,549	3,837,117
Deficit accumulated during the exploration stage	(53,468,071)	(49,417,584)

Total shareholders’ equity (capital deficit)	(131,888)	3,097,436

Total liabilities and shareholders’ equity (capital deficit)	$2,969,865	$3,097,436

Financial Condition and Ability to Continue as a Going Concern (Note 1)
Commitments and Contingencies (Notes 4, 7 and 8)
Subsequent Event (Note 6)

Approved by the Directors:

/s/ H. Lutz Klingmann	/s/ Chester Shynkaryk
H. Lutz Klingmann, Director	Chester Shynkaryk, Director

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Loss
(US dollars)

			Cumulative
			Amounts From Date
			of Inception
	Year Ended		(November 21,
	December 31,		1985) through
	2009	Year Ended	December 31, 2009
	(Restated – Note	December 31,	(Restated – Note
	11)	2008	11)

General and administrative expenses	$(2,246,953)	$(2,817,429)	$(19,727,800)
Asset impairment loss (Note 3)	(167,898)	(1,270,366)	(32,135,592)
Adjustment to asset retirement obligation on changes in cash flow estimates (Note 7)	(6,882)	275	223,583
Accretion expense (Note 7)	(7,779)	(17,213)	(55,381)
Change in fair value of derivative liability (Note 11)	(2,095,300)	-	(2,095,300)
Gain on settlement of debt	-	-	136,627
Abandoned mineral property interests	-	-	(277,251)

	(4,524,812)	(4,104,733)	(53,931,114)

Interest expense	-	-	(913,098)
Interest income	10,070	107,956	1,599,987

Net loss	$(4,514,742)	$(4,104,733)	$(53,244,225)

Loss per share - basic and diluted	$(0.05)	$(0.05)

Weighted average number of common shares outstanding	86,738,897	85,539,184

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

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficit)
(US dollars)

					Deficit	Total
					Accumulated	Shareholders’
From the Date of Inception (November 21,	Common		Stock	Additional	During the	Equity (Capital
1985) through December 31, 2009	Shares	Amount	Subscription	Paid-in Capital	Exploration Stage	Deficit)

Balance, carried forward from previous page	49,991,353	$34,243,345	$-	$-	$(34,057,517)	$185,828

Issuance of common shares through exercise of options	290,000	37,234	-	-	-	37,234
Issuance of common shares through exercise of warrants	1,520,836	243,334	-	-	-	243,334
Stock option compensation	-	-	-	21,456	-	21,456
Share issuance costs	-	-	-	-	(4,216)	(4,216)
Net loss for the year	-	-	-	-	(347,603)	(347,603)

Balance, December 31, 2002	51,802,189	34,523,913	-	21,456	(34,409,336)	136,033

Issuance of common shares through exercise of options	100,000	24,379	-	-	-	24,379
Equity component of convertible notes	-	-	-	375,000	-	375,000
Stock option compensation	-	-	-	127,326	-	127,326
Net loss for the year	-	-	-	-	(744,516)	(744,516)

Balance, December 31, 2003	51,902,189	34,548,292	-	523,782	(35,153,852)	(81,778)

Issuance of common shares for cash	8,000,000	3,036,282	-	-	-	3,036,282
Issuance of common shares for convertible notes	978,260	225,000	-	-	-	225,000
Issuance of common shares through exercise of options	200,000	55,861	-	-	-	55,861
Share issuance costs	-	-	-	-	(38,975)	(38,975)
Net loss for the year	-	-	-	-	(1,772,250)	(1,772,250)

Balance, December 31, 2004	61,080,449	37,865,435	-	523,782	(36,965,077)	1,424,140

Issuance of common shares through exercise of options	110,000	21,049	-	-	-	21,049
Stock option compensation	-	-	-	48,592	-	48,592
Net loss for the year	-	-	-	-	(1,476,324)	(1,476,324)

Balance, December 31, 2005	61,190,449	37,886,484	-	572,374	(38,441,401)	17,457

Issuance of common shares through private placement	7,200,000	1,614,716	-	1,520,899	-	3,135,615
Issuance of common shares through exercise of options	100,000	30,853	-	-	-	30,853
Issuance of common shares through exercise of warrants	8,978,260	4,659,173	-	-	-	4,659,173
Issuance of common shares for convertible notes	652,174	150,000	-	39,917	-	189,917
Stock option compensation	-	-	-	814,810	-	814,810
Modification of warrants	-	-	-	889,117	-	889,117
Share issuance costs	-	-	-	-	(62,888)	(62,888)
Net loss for the year	-	-	-	-	(4,910,036)	(4,910,036)

Balance, December 31, 2006	78,120,883	44,341,226	-	3,837,117	(43,414,325)	4,764,018

Issuance of common shares for exercise of options	290,000	127,652	-	-	-	127,652
Issuance of common shares for property	30,000	24,600	-	-	-	24,600
Net loss for the year	-	-	-	-	(2,006,482)	(2,006,482)

Balance, December 31, 2007	78,440,883	44,493,478	-	3,837,117	(45,420,807)	2,909,788
Issuance of common shares through exercise of warrants	7,200,000	4,184,425	-	-	-	4,184,425
Net loss for the year	-	-	-	-	(3,996,777)	(3,996,777)

Balance, December 31, 2008	85,640,883	48,677,903	-	3,837,117	(49,417,584)	3,097,436

Cumulative effect of change in accounting principle (Note 11)	-	-	-	(863,402)	464,255	(399,147)
Issuance of common shares through private placement (Note 6)	2,337,500	1,396,646	-	-	-	1,396,646
Issuance of common shares through exercise of options (Note 6)	400,000	131,085	-	-	-	131,085
Reclassification of derivative liability on the exercise of stock options (Note 11)	-	-	-	156,834	-	156,834
Net loss for the year, restated (Note 11)	-	-	-	-	(4,514,742)	(4,514,742)

Balance, December 31, 2009 (restated)	88,378,383	$50,205,634	$0	$3,130,549	$(53,468,071)	$(131,888)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Cash Flows
(US dollars)

			Cumulative
			Amounts From Date
			of Inception
	Year Ended		(November 21,
	December 31,		1985) through
	2009	Year Ended	December 31, 2009
	(Restated –	December 31,	(Restated – Note
	Note 11)	2008	11)
Operating activities:
Net loss	$(4,514,742)	$(3,996,777)	$(53,244,225)
Adjustments to reconcile net loss to non- cash items and cash used in operating activities:
Asset impairment loss	167,898	1,270,366	32,135,592
Abandoned mineral property interests	-	-	277,251
Amortization and depreciation	6,024	6,127	461,801
Amortization of debt discount	-	-	375,000
Adjustment to asset retirement obligation based on changes in cash flow estimates	6,882	(275)	(223,583)
Accretion expense	7,779	17,213	55,381
Change in fair value of derivative liability	2,095,300	-	2,095,300
Gain on disposition of property and equipment	-	-	(10,032)
Stock option compensation	357,989	-	1,370,173
Financing charges related to modification of warrants	-	-	889,117
Mineral property expenditures	-	-	(22,395,449)
Changes in assets and liabilities:
Receivables	(4,553)	23,492	(24,604)
Prepaid expenses and other current assets	356	1,599	(106,400)
Accounts payable and accrued liabilities	(20,456)	31,343	268,504
Royalty and mining rights payable	(48,034)	(24,450)	-

Cash used in operating activities	(1,897,523)	(2,646,912)	(38,076,174)

Investing activities:
Purchase of mineral properties	(167,898)	(1,270,366)	(7,803,356)
Deposits on mineral properties	-	-	(1,017,551)
Purchase of reclamation financial assurance	(14,845)	(5,116)	(286,653)
Purchase of property and equipment	-	-	(1,313,838)
Proceeds from sale of property and equipment	-	-	47,153

Cash used in investing activities	(182,743)	(1,275,482)	(10,374,245)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Cash Flows (Continued)
(US dollars)

			Cumulative
			Amounts From Date
			of Inception
	Year Ended		(November 21,
	December 31,		1985) through
	2009	Year Ended	December 31, 2009
	(Restated –	December 31,	(Restated – Note
	Note 11)	2008	11)

Financing activities:
Borrowing under long-term debt	-	-	3,918,187
Payment of long-term debt	-	-	(2,105,905)
Proceeds from convertible debt	-	-	440,000
Issuance of common shares for cash	1,396,646	-	21,237,302
Share issuance costs	-	-	(688,101)
Issuance of special warrants	-	-	18,091,667
Issuance of common shares upon exercise of stock options	131,085	-	289,590
Issuance of common shares upon exercise of warrants	-	4,184,425	9,700,881

Cash provided by financing activities	1,527,731	4,184,425	50,883,621

Net change in cash and cash equivalents	(600,569)	237,581	2,433,202

Cash and cash equivalents, beginning balance	3,033,771	2,796,190	-

Cash and cash equivalents, ending balance	$2,433,202	$3,033,771	$2,433,202

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

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(US dollars)

Derivative Financial Instruments. The Company reviews the terms of its equity instruments and other financing arrangements to determine whether there are embedded derivative instruments that are required to be accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company may also issue options or warrants to non-employees in connection with consulting or other services.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For warrant-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. If reclassification is required, the fair value of the derivative instrument, as of the determination date, is reclassified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue 07-5 (EITF 07-5), “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” which is now included in the FASB Accounting Standards Codification at ASC 815-40-15. This guidance requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), now included in the FASB Codification at ASC 815-10-15-74(a), and should be classified as a liability and marked-to-market. ASC 815-40-15 was effective for fiscal years beginning after December 15, 2008 and thus, upon its adoption on January 1, 2009, was applied to the Company’s outstanding stock options and warrants. (Note 11).

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

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(US dollars)

New Accounting Pronouncements (continued). In September 2009, an accounting standard update, “Fair Value Measurement and Disclosures” was issued. This amendments to Fair Value Measurements and Disclosures—Overall for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update. The amendments in this Update are effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. If an entity elects to early adopt the measurement amendments in this Update, the entity is permitted to defer the adoption of the disclosure provisions until periods ending after December 15, 2009. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

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

In May 2009, “Subsequent Events” was issued, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The standard was effective for interim or annual financial periods ending after June 15, 2009. The Company has evaluated subsequent events through December 14, 2010 which represents the date on which the financial statements were issued.

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
(an exploration stage company)
Notes to Consolidated Financial Statements
(US dollars)

1. Financial Condition and Ability to Continue as a Going Concern

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has not generated revenues and has an accumulated deficit of $53,468,071 at December 31, 2009 and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity and/or debt or joint venture financing to fund construction of the operating facility on its Soledad Mountain Property (the “Property”) in the Mojave Mining District, Kern County, California once a production decision has been made.

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

5. Income Taxes

The tax effects of the temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows:

	2009	2008

Net operating and capital losses	$8,848,000	$8,777,000
Property, plant and equipment	317,000	321,000
Mineral properties and deferred exploration costs	1,456,000	1,539,000
Asset retirement obligations	58,000	60,000
Undeducted financing costs	4,000	9,000
Valuation allowance	(10,683,000)	(10,706,000)

Deferred tax assets (liabilities)	$-	$-

The provision for income taxes differs from the amount established using the statutory income tax rate as follows:

	2009	2008

Income benefit at Canadian statutory rate	$(1,354,000)	$(1,239,000)
Foreign income taxes at other than Canadian statutory rate	(64,000)	(92,000)
Change in fair value of derivative liability	681,000	-
Expiry of losses carried forward	699,000	-
Effect of reduction in statutory rate	61,000	163,000
Increase (decrease) in valuation allowance	(23,000)	1,168,000

Deferred tax recovery	$-	$-

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

As at December 31, 2009, the Company had net operating loss carry-forwards available to reduce taxable income in future years as follows:

Country	Amount	Expiration Dates

US – Federal	$22,309,000	2010 – 2029
Canada (C$)	$5,505,000	2010 – 2029

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

During the three-month period from September to November of 2009, 400,000 stock options were exercised and the Company issued 400,000 common shares at C$0.35 per share for cash proceeds of $131,085 (C$140,000).

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

The Company applies the fair value method in accounting for its stock options granted to directors, officers and consultants using the Black-Scholes option pricing model. The stock-based compensation expense recognized on the grant date was $357,989 (2008 - $nil). Subsequent to the grant date, such options are revalued to fair value at each period end. (Note 11)

The fair value of stock options granted as above was calculated using the following weighted average assumptions:

	2009	2008

Expected life (years)	5	-
Interest rate	2.04%	-
Volatility	112.3%	-
Dividend yield	0%	-

Option pricing models require the input of highly subjective assumptions including the expected price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate.

As at December 31, 2009, the aggregate intrinsic value of the outstanding exercisable options was $1,921,979 (2008 - $nil). The total intrinsic value of 400,000 options exercised during 2009 was approximately $232,160 (2008 - $nil).

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(US Dollars)

6. Share capital - Continued

Stock options - Continued

There is no unamortized compensation expense as at December 31, 2009 and 2008 as all the outstanding options vested at the grant date.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2009:

		Weighted	Weighted
	Number	Average	Average
Expiry	Outstanding and	Contractual Life	Exercise
Date	Exercisable	(Years)	Price
February 1, 2010	700,000	0.09	C$0.35
April 20, 2011	1,200,000	1.30	C$0.77
January 28, 2014	1,950,000	4.08	C$0.26
	6,084	2.49	C$0.44

In January 2010, the Company issued 700,000 common shares for proceeds of $233,111 (C$245,000) pursuant to the exercise of stock options.

In April 2010, the Company granted 50,000 stock options to a consultant, which are exercisable at C$1.24 per share and expire on April 18, 2015.

In September 2010, 50,000 stock options were exercised and the Company issued 50,000 common shares at C$0.26 per share for proceeds of $12,487 (C$13,000).

Warrants

			Average
		Weighted Average	Contractual Life
	Shares	Exercise Price per Share	(Years)

Outstanding and exercisable, January 1, 2008	7,200,000	C$0.60	1.07
Granted	-	-
Exercised	(7,200,000)	C$0.60	1.07
Options outstanding and exercisable, December 31, 2008 and 2009	-	-

On June 1, 2010, the Company issued 5,000,000 units at C$1.60 per unit for gross proceeds of $7,634,316 (C$8,000,000). Each unit consisted of one common share, one-quarter of one Class A purchase warrant and one-quarter of one Class B purchase warrant. Each whole Class A warrant is exercisable to acquire one additional common share of the Company at a price of C$1.75. Each Class B warrant is exercisable to acquire one additional common share of the Company at a price of C$2.00. Both Class A and Class B warrants expire December 1, 2011.

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

The Company ceased making property payments and advance minimum royalty payments after successfully concluding moratorium agreements with a number of the landowners in 2000. The moratorium agreements expired toward the end of 2003. The total advance minimum royalty owing from 2003 to the end of 2008 was $714,137. The Company contacted all landholders and has paid a total of $714,137 during 2008. During the year ended December 31, 2009, the Company paid $174,196 to the remaining rightful landholders (2008 - $48,034). The total advance minimum royalty owing for 2010 is expected to be approximately $153,000.

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
(an exploration stage company)
Notes to Consolidated Financial Statements
(US Dollars)

10. Supplementary Disclosures of Cash Flow Information

			Cumulative
			Amounts From Date
			of Inception
	Year ended	Year ended	(November 21,
	December 31,	December 31,	1985) through
	2009	2008	December 31, 2009

Cash paid during year for:
Interest	$-	$-	$1,192,911
Income taxes	$-	$-	$-

Non-cash financing and investing activities:		-
Reclassification of derivative liability for exercised stock options	$156,834	$-	$156,834
Stock option compensation	$357,989	$-	$1,370,173
Financing charges related to modification of warrants term	$-	$-	$889,117
Exchange of notes for common shares	$-	$-	$1,727,282
Exchange of note for future royalty payments	$-	$-	$150,000
Common shares issued for mineral property	$-	$-	$304,811
Mineral property acquired through the issuance of long-term debt	$-	$-	$1,084,833
Common shares issued upon conversion of convertible debt	$-	$-	$414,917
Asset retirement obligations	$14,661	$16,938	$177,564

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(US Dollars)

11. Restatement of Prior Financial Statements

Subsequent to the issuance of the Company’s December 31, 2009 consolidated financial statements, management discovered an error in connection with the guidance of ASC 815-40-15 in respect of the Company’s outstanding stock options. As at January 1, 2009, the date on which the guidance of ASC 815-40-15 became effective for the Company, these stock options met the criteria of a derivative instrument liability because they were exercisable in a currency other than the functional currency of the Company and thus do not meet the “fixed-for-fixed” criteria of that guidance. As a result, the Company was required to separately account for the stock options as a derivative instrument liability recorded at fair value and marked-to-market each period with the changes in the fair value each period charged or credited to income.

The transition provisions of ASC 815-40-15 require cumulative effect adjustments as of January 1, 2009 to reflect the amounts that would have been recognized if derivative fair value accounting had been applied from the original issuance date of an equity-linked financial instrument through the implementation date of the revised guidance. Thus, the Company calculated the value of the derivative liability associated with the stock options at the date of their issuances and recorded the change in the fair value of the derivative liability from the date of the grant of the options up to January 1, 2009. Additionally, in conjunction with the foregoing, the previously calculated amounts in respect of the additional paid-in capital were reversed.

The cumulative effect of this change in accounting principle of $399,147 has been recognized as a decrease of the opening balance of the accumulated deficit of $464,255 and a decrease in the opening balance of additional paid-in capital of $863,402 as of January 1, 2009, with corresponding adjustments at January 1, 2009 to recognize a derivative liability of $399,147.

Stock-based compensation of $357,989 in respect of stock options granted in 2009, previously recorded as additional paid-in capital, was reclassified as derivative liability in connection with the adoption of these pronouncements.

During the year ended December 31, 2009, a total of 400,000 stock options included the derivative liability were exercised. Upon exercise of these options, the portion of the derivative liability that pertained to these options was re-measured and recorded at its fair value of $156,834, subsequent to which it was reclassified to additional paid-in capital. The Company measured the fair value of the derivative liability pertaining to the options exercised using the Black-Scholes pricing model with the following range of assumptions: expected volatility – 100.45% - 108.23%, expected life – 0.28 – 0.44 years, risk-free discount rate – 1.23% - 1.52%, dividend yield – 0.00% .

As of December 31, 2009, the Company had re-measured the remaining outstanding options and determined the fair value of the derivative liability to be $2,695,602.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
(US Dollars)

11. Restatement (continued)

The Consolidated Balance Sheet of the Company as at December 31, 2009 has been restated for the effect of this change as follows:

	As previously
	reported	Adjustment	Restated
Derivative liability	$-	$2,695,602	$2,695,602

Additional paid in capital	$4,195,106	$(1,064,557)	$3,130,549

Ending accumulated deficit	$(51,837,026)	$(1,631,045)	$(53,468,071)

The Consolidated Statement of Loss for the year ended December 31, 2009 has been restated for the effect of this change as follows:

	As previously
	reported	Adjustment	Restated
Change in fair value of derivative liability	$-	$(2,095,300)	$(2,095,300)
Net loss for the year	$(2,419,442)	$(2,095,300)	$(4,514,742)
Net loss, cumulative amounts from date of inception
(November 21, 1985) through December 31, 2009	$(51,148,925)	$(2,095,300)	$(53,244,225)
Loss per share	$(0.03)	$(0.02)	$(0.05)

The impact of the adoption of ASC 815-40-15 is of a non-cash nature. Therefore, there is no change in total operating, investing, and financing activities on the Consolidated Statement of Cash Flows.

The fair value of the derivative liability has been determined using the Black-Scholes option pricing model using the following assumptions:

	December 31,	January 1,
	2009	2009

Risk-free interest rate	1.47 to 2.77%	1.09%
Expected life of derivative liability	1 to 4.1years	1.1 to 2.3 years
Expected volatility	60% to 148%	116% to 152%
Dividend rate	0.00%	0.00%

