Form 10-K/A
period 2009-12-31
GOLDEN QUEEN MINING CO LTD
filed 2011-01-26
CIK 1025362

U.S.
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filed [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

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

EXPLANATORY NOTE

This Amendment to the Annual Report on Form 10-K/A filed by Golden Queen Mining Co. Ltd. (the “Company”), on January 14, 2011 corrects certain typographical errors in the restated financial statements for the year ended December 31, 2009, which were due to a technical error.

Except as specifically referenced herein, this Amendment to the Annual Report on Form 10-K/A does not reflect any event occurring subsequent to January 14, 2011, the filing date of the original report, and no other changes have been made to the report.

2

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

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN QUEEN MINING CO. LTD.

By:	/s/ H. Lutz Klingmann
H. Lutz Klingmann
President, Principal Executive Officer,
and Principal Accounting Officer

Date: January 26, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	President, Principal Executive Officer,	January 26, 2011
/s/ H. Lutz Klingmann	Principal Accounting Officer, and Director
H. Lutz Klingmann

/s/ Edward Thompson	Director	January 26, 2011
Edward Thompson

/s/ Chester Shynkaryk	Director	January 26, 2011
Chester Shynkaryk

/s/ Gordon Gutrath	Director	January 26, 2011
Gordon Gutrath

/s/ Thomas Clay	Director	January 26, 2011
Thomas Clay

4

Tel: 604 688 5421 Fax: 604 688 5132 www.bdo.ca	BDO Canada LLP 600 Cathedral Place 925 West Georgia Street Vancouver BC V6C 3L2 Canada

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

/s/ BDO Canada LLP

Chartered Accountants
Vancouver, Canada
December 14, 2010

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Balance Sheets
(US dollars)

	December 31,	December 31,
	2009 (Restated –
	Note 11)	2008
Assets

Current assets:
Cash and cash equivalents	$2,433,202	$3,033,771
Receivables	24,604	20,051
Prepaid expenses and other current assets	19,490	19,846

Total current assets	2,477,296	3,073,668

Property and equipment, net (Note 2)	205,916	211,940
Reclamation financial assurance (Note 3)	286,653	271,808

Total Assets	$2,969,865	$3,557,416

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$150,766	$172,702
Advance minimum royalties (Note 8)	-	48,034
Accrued liabilities	77,821	76,341

Total current liabilities	228,587	297,077

Asset retirement obligations (Note 7)	177,564	162,903

Derivative liability (Note 11)	2,695,602	-

Total liabilities	3,101,753	459,980

Shareholders’ equity (capital deficit):
Preferred shares, no par value, 3,000,000 shares authorized; no shares outstanding
Common shares, no par value, 100,000,000 shares authorized; 88,378,383 (2008 – 85,640,883) shares issued and outstanding (Note 6)	50,205,634	48,677,903
Additional paid-in capital	3,130,549	3,837,117
Deficit accumulated during the exploration stage	(53,468,071)	(49,417,584)

Total shareholders’ equity (capital deficit)	(131,888)	3,097,436

Total liabilities and shareholders’ equity (capital deficit)	$2,969,865	$3,557,416

Financial Condition and Ability to Continue as a Going Concern (Note 1)
Commitments and Contingencies (Notes 4, 7 and 8)
Subsequent Event (Note 6)

Approved by the Directors:

"H. Lutz Klingmann"	"Chester Shynkaryk"
H. Lutz Klingmann, Director	Chester Shynkaryk, Director

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Loss
(US dollars)

			Cumulative
			Amounts From Date
			of Inception
	Year Ended		(November 21,
	December 31,		1985) through
	2009	Year Ended	December 31, 2009
	(Restated – Note	December 31,	(Restated – Note
	11)	2008	11)

General and administrative expenses	$(2,246,953)	$(2,817,429)	$(19,727,800)
Asset impairment loss (Note 3)	(167,898)	(1,270,366)	(32,135,592)
Adjustment to asset retirement obligation on changes in cash flow estimates (Note 7)	(6,882)	275	223,583
Accretion expense (Note 7)	(7,779)	(17,213)	(55,381)
Change in fair value of derivative liability (Note 11)	(2,095,300)	-	(2,095,300)
Gain on settlement of debt	-	-	136,627
Abandoned mineral property interests	-	-	(277,251)

	(4,524,812)	(4,104,733)	(53,931,114)

Interest expense	-	-	(913,098)
Interest income	10,070	107,956	1,599,987

Net loss	$(4,514,742)	$(3,996,777)	$(53,244,225)

Loss per share - basic and diluted	$(0.05)	$(0.05)

Weighted average number of common shares outstanding	86,738,897	85,539,184

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

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficit)
(US dollars)

					Deficit	Total
					Accumulated	Shareholders’
From the Date of Inception (November 21,	Common		Stock	Additional	During the	Equity (Capital
1985) through December 31, 2009	Shares	Amount	Subscription	Paid-in Capital	Exploration Stage	Deficit)

Balance, carried forward from previous page	49,991,353	$34,243,345	$-	$-	$(34,057,517)	$185,828

Issuance of common shares through exercise of options	290,000	37,234	-	-	-	37,234
Issuance of common shares through exercise of warrants	1,520,836	243,334	-	-	-	243,334
Stock option compensation	-	-	-	21,456	-	21,456
Share issuance costs	-	-	-	-	(4,216)	(4,216)
Net loss for the year	-	-	-	-	(347,603)	(347,603)

Balance, December 31, 2002	51,802,189	34,523,913	-	21,456	(34,409,336)	136,033

Issuance of common shares through exercise of options	100,000	24,379	-	-	-	24,379
Equity component of convertible notes	-	-	-	375,000	-	375,000
Stock option compensation	-	-	-	127,326	-	127,326
Net loss for the year	-	-	-	-	(744,516)	(744,516)

Balance, December 31, 2003	51,902,189	34,548,292	-	523,782	(35,153,852)	(81,778)

Issuance of common shares for cash	8,000,000	3,036,282	-	-	-	3,036,282
Issuance of common shares for convertible notes	978,260	225,000	-	-	-	225,000
Issuance of common shares through exercise of options	200,000	55,861	-	-	-	55,861
Share issuance costs	-	-	-	-	(38,975)	(38,975)
Net loss for the year	-	-	-	-	(1,772,250)	(1,772,250)

Balance, December 31, 2004	61,080,449	37,865,435	-	523,782	(36,965,077)	1,424,140

Issuance of common shares through exercise of options	110,000	21,049	-	-	-	21,049
Stock option compensation	-	-	-	48,592	-	48,592
Net loss for the year	-	-	-	-	(1,476,324)	(1,476,324)

Balance, December 31, 2005	61,190,449	37,886,484	-	572,374	(38,441,401)	17,457

Issuance of common shares through private placement	7,200,000	1,614,716	-	1,520,899	-	3,135,615
Issuance of common shares through exercise of options	100,000	30,853	-	-	-	30,853
Issuance of common shares through exercise of warrants	8,978,260	4,659,173	-	-	-	4,659,173
Issuance of common shares for convertible notes	652,174	150,000	-	39,917	-	189,917
Stock option compensation	-	-	-	814,810	-	814,810
Modification of warrants	-	-	-	889,117	-	889,117
Share issuance costs	-	-	-	-	(62,888)	(62,888)
Net loss for the year	-	-	-	-	(4,910,036)	(4,910,036)

Balance, December 31, 2006	78,120,883	44,341,226	-	3,837,117	(43,414,325)	4,764,018

Issuance of common shares for exercise of options	290,000	127,652	-	-	-	127,652
Issuance of common shares for property	30,000	24,600	-	-	-	24,600
Net loss for the year	-	-	-	-	(2,006,482)	(2,006,482)

Balance, December 31, 2007	78,440,883	44,493,478	-	3,837,117	(45,420,807)	2,909,788
Issuance of common shares through exercise of warrants	7,200,000	4,184,425	-	-	-	4,184,425
Net loss for the year	-	-	-	-	(3,996,777)	(3,996,777)

Balance, December 31, 2008	85,640,883	48,677,903	-	3,837,117	(49,417,584)	3,097,436

Cumulative effect of change in accounting principle (Note 11)	-	-	-	(863,402)	464,255	(399,147)
Issuance of common shares through private placement (Note 6)	2,337,500	1,396,646	-	-	-	1,396,646
Issuance of common shares through exercise of options (Note 6)	400,000	131,085	-	-	-	131,085
Reclassification of derivative liability on the exercise of stock options (Note 11)	-	-	-	156,834	-	156,834
Net loss for the year, restated (Note 11)	-	-	-	-	(4,514,742)	(4,514,742)

Balance, December 31, 2009 (restated)	88,378,383	$50,205,634	$-	$3,130,549	$(53,468,071)	$(131,888)

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