Form 10-Q/A
period 2010-03-31
GOLDEN QUEEN MINING CO LTD
filed 2011-01-26
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q /A

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

Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filed [ ] Smaller reporting company [X]

Check whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2010 the registrant’s outstanding common stock consisted of 89,078,383 shares.

EXPLANATORY NOTE

This amended quarterly report on Form 10-Q/A for the period ended March 31, 2010 discloses and discusses the impact and effect of restatements of our previously filed financial statements as at March 31, 2010 and the related interim consolidated balance sheets as at March 31, 2010 and the interim consolidated statements of loss and, stockholders’ equity and cash flows for the quarters ended March 31, 2010 and 2009 for the effects of the adoption of accounting pronouncement and the understatement of accrued liabilities.

On December 7, 2010, we filed a Form 8-K disclosing that we would restate our historical financial statements as a result of an internal review by our management, auditors and Audit Committee of our accounting for our stock options and accounts payable,. Accordingly, management concluded, and our audit committee agreed, that our financial statements and all earnings press releases and similar communications issued by us relating to quarters ended March 31, 2010 and March 31, 2009 should no longer be relied upon.

As a result of the review, our Company concluded that the new accounting pronouncement of ASC 815-40-15 was not properly adopted on January 1, 2009 and certain payables were not properly accounted for as of March 31, 2010. Therefore, we are restating previously issued financial statements to properly record the period end amount of the accounts payable and derivative liability on the unaudited interim consolidated balance sheet, the amounts of net loss for the period and loss per share and the ending deficit for the period ended March 31, 2010, the amounts of common shares and additional paid-in capital on the unaudited interim consolidated statement of shareholders’ equity. These adjustments result in net decrease in net loss of $39,869 for the period ended March 31, 2010 (2009 -$489,127 resulted an increase in net loss), an increase in the ending deficit by $1,591,176, a decrease in additional paid in capital by $701,265 and an increase in total liabilities by $2,292,441. This restatement has no effect on our cash flows or loss per share for the periods ended March 31, 2010 and 2009.

As a result of the restatement noted above, we have also amended our disclosures regarding the controls and procedures as disclosed in Item 4 of the 10-Q/A.

This amended quarterly report on Form 10-Q/A for the quarter ended March 31, 2010 amends and restates only those items of the previously filed annual report on Form 10-Q for the quarter ended March 31, 2010 which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects of the restatement or (ii) to make revisions to the Notes to the Consolidated Financial Statements except for those which are required by or result from the effects of the restatement. For additional information regarding the restatement, see Note 7 to our Interim Unaudited Consolidated Financial Statements included in Part I - Item 1. No other information contained in our previously filed Form 10-Q for the quarter ended March 31, 2010 has been updated or amended.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Financial Statements
March 31, 2010
(Unaudited - Restated)

(US dollars)

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets	(Restated – Note 7)	(Restated – Note 7)

Current assets:
Cash and cash equivalents	$2,131,139	$2,433,202
Receivables	30,933	24,604
Prepaid expenses and other current assets	12,185	19,490

Total current assets	2,174,257	2,477,296

Property and equipment, net	204,431	205,916
Reclamation financial assurance	286,653	286,653

Total Assets	$2,665,341	$2,969,865

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable (Note 7)	$226,704	$150,766
Accrued liabilities	30,318	77,821

Total current Liabilities	257,022	228,587

Asset retirement obligations	181,559	177,564

Derivative liability (Note 7)	2,087,548	2,695,602

Total Liabilities	2,526,129	3,101,753

Shareholders’ Equity:
Preferred shares, no par value, 3,000,000 shares authorized; no shares outstanding Common shares, no par value, 100,000,000 shares authorized; 89,078,383 shares issued and outstanding (December 31, 2009 – 88,378,383)	50,439,747	50,205,634
Additional paid-in capital (Note 7)	3,493,841	3,130,549
Deficit accumulated during the exploration stage (Note 7)	(53,794,376)	(53,468,071)

Total shareholders’ equity (capital deficit)	139,212	(131,888)

Total liabilities and shareholders’ equity (capital deficit)	$2,665,341	$2,969,865

Basis of presentation and ability to continue as a going concern (Note 1)
Commitments and contingencies (Note 4)
Subsequent events (Note 3)

Approved by the Directors:

“H. L. Klingmann”	“C. Shynkaryk”
H. Lutz Klingmann, Director	Chester Shynkaryk, Director

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Statements of Loss
(Unaudited)

			Cumulative
			Amounts From
			Date of Inception
			(November 21,
	Three months Ended	Three months Ended	1985) through
	March 31, 2010	March 31, 2009	March 31, 2010
	(Restated – Note 7)	(Restated – Note 7)	(Restated – Note 7)

General and administrative expenses	$(567,712)	$(497,360)	$(20,295,512)
Asset impairment loss	-	-	(32,135,592)
Adjustment to asset retirement obligation on changes in cash flow estimates	-	-	223,583
Accretion expense	(3,995)	(3,353)	(59,376)
Decrease (Increase) in fair value of derivative liability	244,762	(489,127)	(1,850,538)
Gain on settlement of debt	-	-	136,627
Abandoned mineral property interests	-	-	(277,251)

	(326,945)	(989,840)	(54,258,059)

Interest expense	-	-	(913,098)
Interest income	640	2,436	1,600,627

Net loss and comprehensive loss for the period	$(326,305)	$(987,404)	$(53,570,530)

Loss per share, basic and diluted	$0.00	$(0.01)

Weighted average number of common shares	88,911,716	85,640,883

See Notes to Unaudited Interim Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Statement of Changes in Shareholders’ Equity (Capital Deficit)
(Unaudited)

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

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Statement of Changes in Shareholders’ Equity (Capital Deficit)
(Unaudited)

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

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Statement of Changes in Shareholders’ Equity (Capital Deficit)
(Unaudited)

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

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Statement of Changes in Shareholders’ Equity (Capital Deficit)
(Unaudited)

					Deficit	Total
				Additional	Accumulated	Shareholders’
From the Date of Inception (November 21,	Common		Stock	Paid-in	During the	Equity (Capital
1985) through March 31, 2010	Shares	Amount	Subscription	Capital	Exploration Stage	Deficit)

Balance carried forward from previous page	85,640,883	$48,677,903	$-	$3,837,117	$(49,417,584)	$3,097,436

Cumulative effect of change in accounting principle (Note 7)	-	-	-	(863,402)	464,255	(399,147)
Issuance of common shares through private placement (Note 4)	2,337,500	1,396,646	-	-	-	1,396,646
Issuance of common shares through exercise of options (Note 4)	400,000	131,085	-	-	-	131,085
Reclassification of derivative liability on the exercise of stock options (Note 7)	-	-	-	156,834	-	156,834

Net loss for the year, restated (Note 7)	-	-	-	-	(4,514,742)	(4,514,742)

Balance, December 31, 2009 (restated)	88,378,383	50,205,634	-	3,130,549	(53,468,071)	(131,888)

Issuance of common shares through exercise of options (Note 3)	700,000	234,113	-	-	-	234,113
Reclassification of derivative liability on the exercise of stock options (Note 7)	-	-	-	363,292	-	363,292
Net loss for the period	-	-	-	-	(326,305)	(326,305)

Balance, March 31, 2010 (restated)	89,078,383	$50,439,747	$-	$3,493,841	$(53,794,376)	$139,212

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Statement of Cash Flows
(Unaudited)

			Cumulative
			Amounts From
			Date of Inception
	Three months	Three months	(November 21,
	Ended March	Ended March	1985) through
	31, 2010	31, 2009	March 31, 2010
	(Restated – Note 7)	(Restated – Note 7)	(Restated – Note 7)

Operating activities:
Net loss for the period	$(326,305)	$(987,404)	$(53,570,530)
Adjustments to reconcile net loss to cash used in operating activities:
Asset impairment loss	-	-	32,135,592
Abandoned mineral property interests	-	-	277,251
Amortization and depreciation	1,485	1,506	463,286
Amortization of debt discount	-	-	375,000
Adjustment to asset retirement obligation based on changes in cash flow estimates	-	-	(223,583)
Accretion expense	3,995	3,353	59,376
Change in fair value of derivative liability	(244,762)	489,127	1,850,538
Gain on disposition of property and equipment	-	-	(10,032)
Stock option compensation	-	-	1,370,173
Financing charges related to modification of warrants	-	-	889,117
Mineral property expenditures	-	-	(22,395,449)
Changes in assets and liabilities:
Receivables	(6,329)	(11,780)	(30,933)
Prepaids	7,305	5,717	(99,095)
Accounts payable and accrued liabilities	28,435	(175,633)	296,939

Cash used in operating activities	(536,176)	(675,114)	(38,612,350)

Investing activities:
Purchase of mineral properties	-	-	(7,803,356)
Deposits on mineral properties	-	-	(1,017,551)
Purchase of reclamation financial assurance	-	-	(286,653)
Purchase of property and equipment	-	-	(1,313,838)
Proceeds from sale of property and equipment	-	-	47,153

Cash used in investing activities	-	-	(10,374,245)

Financing activity:
Borrowing under long-term debt	-	-	3,918,187
Payment of long-term debt	-	-	(2,105,905)
Proceeds from convertible debt	-	-	440,000
Issuance of common shares for cash	-	-	21,237,302
Share issuance costs	-	-	(688,101)
Issuance of special warrants	-	-	18,091,667
Issuance of common shares upon exercise of stock options	234,113	-	523,703
Issuance of common shares upon exercise of warrants	-	-	9,700,881

Cash provided by financing activities	234,113	-	51,117,734

Net change in cash and cash equivalents	(302,063)	(675,114)	2,131,139

Cash and cash equivalents, beginning balance	2,433,202	3,033,771	-

Cash and cash equivalents, ending balance	$2,131,139	$2,358,657	$2,131,139

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Three Months Ended March 31, 2010
(Unaudited)

1.	Basis of presentation and ability to continue as a going concern

These unaudited interim consolidated financial statements are presented in accordance with United States generally accepted accounting principles for interim financial statements, and are stated in US dollars. They do not include all the note disclosures required for annual financial statements. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2009 and the notes thereto included in the Company’s amended annual report for the year ended December 31, 2009. The Company follows the same accounting policies in the preparation of interim statements, except as disclosed under item 2.

The Company has had no revenues from operations since inception, and a deficit of $53,794,376 accumulated during the exploration stage. Management plans to secure equity and/or debt or joint venture financing to fund construction of the operating facility at the Soledad property (“Soledad”) once a feasibility study has been concluded and a production decision has been made. The ability of the Company to obtain financing for its ongoing activities and thus maintain solvency, or to fund construction of the operating facility at Soledad, is dependent on equity market conditions, the market for precious metals, the willingness of other parties to lend the Company money or the ability to find a joint venture partner. While the Company has been successful at certain of these efforts in the past, there can be no assurance that future efforts will be successful. This raises substantial doubt about the Company’s ability to continue as a going concern.

These unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the information contained therein. The results for the three months period ended March 31, 2010 are not necessarily indicative of the results expected to be realized for the year ending December 31, 2010.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Three Months Ended March 31, 2010
(Unaudited)

2.	Significant Accounting Policy

Recent Accounting Pronouncements

(i)

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which requires additional disclosures about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and non-recurring Level 2 and Level 3 measurements. Since this new accounting standard only required additional disclosure, the adoption of the standard did not impact the Company’s consolidated financial statements. This standard will require additional disclosure and require the Company to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than one net amount.

(ii)

In February 2010, FASB issued Accounting Standards Update (“ASU”) 2010-09, “Subsequent Event (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of this standard is not expected to have a material effect on the Company’s interim consolidated financial statements.

(iii)

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation – Stock Compensation (Topic 718). The objective of this update is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. It provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this update should be applied by recording a cumulative- effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The Company is currently evaluating the impact of this update on the financial statements.

(iv)

In June 2009, new guidance relating to the accounting for transfers of financial assets was issued. The new guidance, which was issued as, Accounting for Transfers of Financial Assets, has not yet been adopted into Codification. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The new guidance is effective for fiscal years beginning after November 15, 2009. The adoption of the standard did not have an impact on the Company’s financial statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Three Months Ended March 31, 2010
(Unaudited)

3.	Share Capital

In January 2010, 700,000 stock options were exercised and the Company issued 700,000 common shares at C$0.35 per share for proceeds of $234,113 (C$245,000).

As of March 31, 2010, the Company has the following outstanding options:

		Weighted
		Average
	Shares	Exercise Price
Options outstanding, January 1, 2009	2,300,000	C$0.57
Granted	1,950,000	C$0.26
Exercised	(400,000)	C$0.35
Options outstanding, December 31, 2009	3,850,000	C$0.44
Exercised	(700,000)	C$0.35

Options outstanding and exercisable, March 31, 2010	3,150,000	C$0.45

The following table summarizes information about stock options as at March 31, 2010:

		Weighted-
		Average	Weighted-
	Number	Contractual Life	Average
Exercise Price	Outstanding	(Years)	Exercise Price	Expiry Date

C$0.77	1,200,000	1.05	C$0.77	April 20, 2011
C$0.26	1,950,000	3.83	C$0.26	January 28, 2014

	3,150,000	2.77	C$0.45

As at March 31, 2010, the aggregate intrinsic value of the outstanding exercisable options was $1,500,617 (2009 - $116,282). The total intrinsic value of 700,000 options exercised during the three months period ended was approximately $380,560 (2009 - $Nil).

There is no unamortized compensation expense as at March 31, 2010 and March 31, 2009 as all the outstanding options vested at the grant date.

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

In September 2010, 50,000 stock options were exercised and the Company issued 50,000 common shares at C$0.26 per share.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Three Months Ended March 31, 2010
(Unaudited)

4.	Commitments and Contingencies

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

In 2007, the Company reached an agreement with a landowner to amend the terms of the lease agreement. Under the terms of the amendment, the Company has been granted an extension of twenty years and has paid $100,000 owed from 2005. In addition, the Company is not required to pay advance royalty during the two- year period until April 23, 2008 and the Company will receive a credit representing 50% of all advance minimum royalty paid and use it against the future production royalties. The Company recommenced the advance minimum royalty payment, and paid the landowner $100,000 in 2008 and $100,000 in 2009.

A mining lease agreement with a group of landholders expired in 2004. The Company is currently in discussions with this group of landholders in an effort to reach a new agreement.

The Company has agreed to issue 100,000 common shares as a finder’s fee upon commencement of commercial production on the Property in connection with certain property acquisitions. As of March 31, 2010, commercial production has not commenced and no shares have been issued.

In a prior year, the Company entered into an agreement with the President of the Company to issue 300,000 bonus shares upon the completion of certain milestones. Upon receipt by the Company of a bankable feasibility study and the decision to place the Property into commercial production, a bonus of 150,000 common shares is to be issued. Upon commencement of commercial production on the Property, a bonus of 150,000 common shares is to be issued. As at March 31, 2010, the milestones had not been reached and no accrual was made in connection with these arrangements.

5.	Related Party Transactions

Except as noted elsewhere in these financial statements, related party transactions are disclosed as follows:

For the three months ended March 31, 2010, $34,500 (2009 - $27,600) was paid to Mr. H. L. Klingmann for services as President of the Company, and $4,300 (2009 - $3,600) was paid to Mr. Chester Shynkaryk for consulting services to the Company.

There were no other related party transactions during the period.

All of the above transactions and balances are in the normal course of operations and are measured at the exchange amount.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Three Months Ended March 31, 2010
(Unaudited)

6.	Supplemental Disclosure Cash Flows Disclosure

			Cumulative
			Amounts From Date
			of Inception
			(November 21,
	Period ended	Period ended	1985) through
	March 31, 2010	March 31, 2009	March 31, 2010

Cash paid during year for:
Interest	$-	$-	$1,192,911
Income taxes	$-	$-	$-

Non-cash financing and investing activities:		-
Reclassification of derivative liability for exercised stock options	$363,292	$-	$520,126
Stock option compensation	$-	$-	$1,370,173
Financing charges related to modification of warrants term	$-	$-	$889,117
Exchange of notes for common shares	$-	$-	$1,727,282
Exchange of note for future royalty payments	$-	$-	$150,000
Common shares issued for mineral property	$-	$-	$304,811
Mineral property acquired through the issuance of long-term debt	$-	$-	$1,084,833
Common shares issued upon conversion of convertible debt	$-	$-	$414,917
Asset retirement obligations	$3,995	$3,353	$181,559

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Three Months Ended March 31, 2010
(Unaudited)

7.	Restatements

a)

Subsequent to the issuance of the Company’s December 31, 2009 consolidated financial statements, and the unaudited interim consolidated financial statements for the period ended March 31, 2010, management discovered an error in connection with the guidance of ASC 815-40-15 in respect of the Company’s outstanding stock options. As at January 1, 2009, the date on which the guidance of ASC 815-40-15 became effective for the Company, these stock options met the criteria of a derivative instrument liability because they were exercisable in a currency other than the functional currency of the Company and thus do not meet the “fixed-for-fixed” criteria of that guidance. As a result, the Company was required to separately account for the stock options as a derivative instrument liability recorded at fair value and marked-to- market each period with the changes in the fair value each period charged or credited to income.

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

During the year ended December 31, 2009, a total of 400,000 stock options included the derivative liability were exercised. Upon exercise of these options, the portion of the derivative liability that pertained to these options was re-measured and recorded at its fair value of $156,834, subsequent to which it was reclassified to additional paid-in capital. The Company measured the fair value of the derivative liability pertaining to the options exercised using the Black-Scholes pricing model with the following range of assumptions: expected volatility – 100.45% - 108.23%, expected life – 0.28 – 0.44 years, risk-free discount rate – 1.23% - 1.52%, dividend yield – 0.00%.

As of December 31, 2009, the Company had re-measured the remaining outstanding options and determined the fair value of the derivative liability to be $2,695,602.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Three Months Ended March 31, 2010
(Unaudited)

7.	Restatements (continued)

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

The fair value of the derivative liability has been determined using the Black-Scholes option pricing model using the following assumptions:

	December 31, 2009	January 1, 2009

Risk-free interest rate	1.47 to 2.77%	1.09%
Expected life of derivative liability	1 to 4.1years	1.1 to 2.3 years
Expected volatility	60% to 148%	116% to 152%
Dividend rate	0.00%	0.00%

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Three Months Ended March 31, 2010
(Unaudited)

7.	Restatement (continued)

b)	Restatement related to the unaudited interim consolidated financial statements for the period ended March 31, 2010 and 2009:

(i)

Subsequent to the issuance of the Company’s unaudited interim consolidated financial statements for the period ended March 31, 2010, management discovered an error in accounts payable. The Company received goods and services for the three months period ended March 31, 2010 but did not accrue the amount payable. As a result, as of March 31, 2010 accounts payable and total liabilities were understated by $204,893, general and administrative expenses and net loss for the three months period ended March 31, 2010 were also understated by $204,893. The impact of the understated liability had no impact on the cash used in operating activities on the unaudited interim consolidated statements of cash flows.

(ii)

As explained in Note 7(a) above, management discovered an error in connection with the guidance of ASC 815-40-15 in respect of the Company’s outstanding stock options. As at January 1, 2009, the date on which the guidance of ASC 815-40-15 became effective for the Company, these stock options met the criteria of a derivative instrument liability because they were exercisable in a currency other than the functional currency of the Company and thus do not meet the “fixed-for-fixed” criteria of that guidance. As a result, the Company was required to separately account for the stock options as a derivative instrument liability recorded at fair value and marked-to-market each period with the changes in the fair value each period charged or credited to income.

As of March 31, 2010 and March 31, 2009, the Company had re-measured the remaining outstanding options and determined the fair value of the derivative liability to be $2,087,548 and $1,246,263 respectively using the Black-Scholes option pricing model using the following assumptions:

	March 31, 2010	March 31, 2009

Risk-free interest rate	1.73% to 2.90%	0.27% to 2.44%
Expected life of derivative liability	1 to 3.8 years	0.84 to 4.83 years
Expected volatility	93% to 111%	105% to 183%
Dividend rate	0.00%	0.00%

(iii)

During the three months ended March 31, 2010, a total of 700,000 stock options (2009 – Nil) included in the derivative liability were exercised. Upon exercise of these options, the portion of the derivative liability that pertained to these options was re-measured and recorded at its fair value of $363,292. The Company measured the fair value of the derivative liability pertaining to the options exercised using the Black-Scholes pricing model with the following range of assumptions: expected volatility – 33% - 78%, expected life – 0.01 – 0.06 years, risk-free discount rate – 1.17% - 1.29%, dividend yield – 0.00% .

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Three Months Ended March 31, 2010
(Unaudited)

7.	Restatements (continued)

b)	Restatement related to the unaudited interim consolidated financial statements for the period ended March 31, 2010 (continued):

The unaudited interim consolidated balance sheet of the Company as at March 31, 2010 has been restated for the effect of this change as follows:

	As previously
	reported	Adjustment	Restated
Accounts payable	$21,811	$204,893	$226,704
Derivative liability	$-	$2,087,548	$2,087,548
Additional paid in capital	$4,195,106	$(701,265)	$3,493,841
Ending accumulated deficit	$(52,203,200)	$(1,591,176)	$(53,794,376)

The unaudited interim consolidated statements of loss have been restated for the effect of this change as follows:

	As previously
	reported	Adjustment	Restated
For the three months period ended March 31, 2010:

Decrease in fair value of derivative liability	$-	$244,762	$244,762

General and administrative expenses	$(362,819)	$(204,893)	$(567,712)

Net loss and comprehensive loss for the period	$(366,174)	$39,869	$(326,305)

Cumulative amounts from date of inception (November 21, 1985) through March 31, 2010	$(51,515,099)	$(2,055,431)	$(53,570,530)

Loss per share	$(0.00)	$(0.00)	$(0.00)

For the three months period ended March 31, 2009:

Increase in fair value of derivative liability	$-	$(489,127)	$(489,127)

Net loss for the period	$(498,277)	$(489,127)	$(987,404)

Loss per share	$(0.01)	$(0.00)	$(0.01)

The impact of the adoption of ASC 815-40-15 is of a non-cash nature. Therefore, there is no change in total operating, investing, and financing activities on the consolidated statement of cash flows.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion of the operating results and financial position of Golden Queen Mining Co. Ltd. (the “Company”) is as at May 14, 2010 and should be read in conjunction with the interim consolidated financial statements of the Company for the quarter ended March 31, 2010 and the notes thereto.

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

The Company incurred general and administrative expenses of $ 567,712 (2009 - $497,360).

The following significant costs were incurred during the quarter:

  $58,774 for ongoing work on the occurrence of arsenic in groundwater, a review of the use of cyanide in heap leaching, a study on the occurrence of mercury; review of the draft Waste Discharge Requirements for the Project and general support required for the approvals and permitting process;
  $160,879 for legal fees incurred for ongoing work on the supplemental EIR. Additional legal fees in connection with the SEIR are expected to be incurred in subsequent quarters;
  $110,177 for ongoing mine design and drafting support;

Interest income of $640 (2009 - $2,436) was lower by $1,796 as there was less cash on deposit and interest rates remained low during the quarter. There was no interest expense during the quarter.

The Company incurred a net loss of $326,305 (or $0.00 per share) during the quarter as compared to a net loss of $987,404 (or $0.01 per share) during the first quarter of 2009.

Summary of Quarterly Results

Results for the eight most recent quarters are set out in the table below.

Results for the quarter ending on:	March 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009
Item	$	$	$	$
Revenue	Nil	Nil	Nil	Nil
Net loss for the quarter	326,305	1,239,360	1,057,149	1,230,829
Net loss per share	0.00	0.02	0.01	0.01

Results for the quarter ending on:	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008
Item	$	$	$	$
Revenue	Nil	Nil	Nil	Nil
Net loss for the quarter	987,404	1,223,439	923,380	1,224,663
Net loss per share	0.01	0.02	0.01	0.01

The results of operations can vary from quarter to quarter depending upon the nature, timing and cost of activities undertaken during the quarter and whether or not the Company incurs gains or losses on foreign exchange, grants stock options or makes adjustments on quarterly or annual financial statements.

Reclamation Financial Assurance and Asset Retirement Obligation

The Company provided reclamation financial assurance in the form of an Irrevocable Payment Bond Certificate with Union Bank of California in the amount of $286,653 on October 21, 2009. The financial assurance is reassessed annually and the estimate for reclamation of historical disturbances on the property is $286,653 for 2010.

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

Transactions with Related Parties

Mr. H. Lutz Klingmann was paid $34,500 (2009 - $27,600) for services as President and Mr. Chester Shynkaryk was paid $4,300 (2009 – 3,600) for consulting services to the Company during the quarter

There were no other related party transactions during the quarter ended March 31, 2010.

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

Liquidity and Capital Resources

Four directors exercised a total of 700,000 options on shares for proceeds of C$245,000 during the quarter.

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

Capitalized amounts (including capitalized development costs) are also written down if future cash flows, including potential sales proceeds, related to the mineral property are estimated to be less than the property’s total carrying value. Management reviews the carrying value of each mineral property periodically, and, whenever events or changes in circumstances indicate that the carrying value may not be recoverable, makes the necessary adjustments. Reductions in the carrying value of a property would be recorded to the extent that the total carrying value of the mineral property exceeds its estimated fair value. No write down was recorded in mineral property interests for the periods ended March 31, 2010 and 2009.

Asset Retirement Obligations

In accordance with the Accounting for Asset Retirement Obligations, the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company has recorded an asset retirement obligation to reflect its legal obligations related to future abandonment of its mineral property using estimated expected cash flow associated with the obligation and discounting the amount using a credit-adjusted, risk-free interest rate. At least annually, the Company reassesses the obligation to determine whether or not a change in any estimated obligation is necessary. The asset retirement obligation recorded as a liability on the consolidated balance sheet was $181,559 and $177,564 respectively as at March 31, 2010 and December 31, 2009.

Derivative Liabilities

Our stock options are denominated in a currency other than our functional currency and the instruments were required to be accounted for as separate derivative liabilities. These liabilities were required to be measured at fair value. These instruments were adjusted to reflect fair value at each period end. Any increase or decrease in the fair value was recorded in results of operations as change in fair value of derivative liabilities. In determining the appropriate fair value, we used the Black-Scholes pricing model.

Recently Issued Accounting Standards

A summary of Recently Issued Accounting Standards is provided in Item 7 of the Company’s latest Form 10-K/A filing with the SEC.

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

Item 4. Controls and Procedures

Restatement

In addition to items noted above, our company has effected restatements of its financial results for the periods ended March 31, 2010 and 2009. The restatements were to correct a bookkeeping error in accounts payable as of March 31, 2010 and an error that was made in connection with the Company’s adoption of a new accounting pronouncement, ASC 815-40-15 which came into effect on January 1, 2009 and for each of the reporting period thereafter. These restatements result in net decrease in net loss of $39,869 for the period ended March 31, 2010, an increase in the ending deficit by $1,591,176 and a decrease in additional paid in capital by $701,265 and an increase in total liabilities by $2,292,441. This restatement had no effect on our cash flows or loss per share for the period ended March 31, 2010.

Disclosure of Controls and Procedures

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of disclosure controls and procedures and remediation

A material weakness is a deficiency, or a combination of deficiencies, in our disclosure controls and procedures such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the restatements, we identified material weaknesses in our disclosure controls and procedures and have noted as follows:

a.	The Company does not review certain expenditures in a U.S. bank account on a regular basis; and

b.	The Company does not have the proper procedure for recording and reporting changes in the US dollar to Canadian dollar.

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out a re-evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This re-evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010, our disclosure controls and procedures were not effective as at the end of the period covered by this report.

On December 7, 2010, the Company filed a Form 8-K disclosing that following an internal review by our Company and our independent auditors, the Company would restate its historical financial statements in our quarterly report for the period ended March 31, 2010. Our conclusion to restate the above period resulted in the company recognizing that its disclosure controls and procedures were not effective as of the period ended March 31, 2010 and constituted material weaknesses.

To address these material weaknesses, we will perform additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

To remediate the material weakness in our disclosure controls and procedures identified above, in addition to working with our independent auditors, will continue to refine our internal procedures to alleviate this weakness and will consider adding human resources with experience in generally accepted accounting principles (GAAP) and are committed to ongoing education in this area as a well as a defined process to prepare such calculations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: January 25, 2011

GOLDEN QUEEN MINING CO. LTD.
(Registrant)

By:	/s/ Lutz Klingmann
Lutz Klingmann
Principal Executive Officer and
Principal Financial Officer