Form 10-Q/A
period 2010-06-30
GOLDEN QUEEN MINING CO LTD
filed 2011-01-27
CIK 1025362

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2010 the registrant’s outstanding common stock consisted of 94,078,383 shares.

EXPLANATORY NOTE

This amended quarterly report on Form 10-Q/A for the period ended June 30, 2010 discloses and discusses the impact and effect of restatements of our previously filed financial statements as at June 30, 2010 and the related interim consolidated balance sheets as at June 30, 2010 and the interim consolidated statements of loss and, stockholders’ equity and cash flows for the quarters ended June 30, 2010 and 2009 for the effects of the adoption of accounting pronouncement, the understatement of accrued liabilities, stock-based compensation expense and accounting for share issuance cost.

On December 7, 2010, we filed a Form 8-K disclosing that we would restate our historical financial statements as a result of an internal review by our management, auditors and Audit Committee of our accounting for our stock options and warrants, we would restate our historical financial statements. In addition, due to bookkeeping error, we also identified an error in accounts payable for the three months period ended June 30, 2010. Accordingly, management concluded, and our audit committee agreed, that our financial statements and all earnings press releases and similar communications issued by us relating to quarters ended June 30, 2010 and June 30, 2009 should no longer be relied upon.

As a result of the review, our Company concluded that the new accounting pronouncement of ASC 815-40-15 was not properly adopted on January 1, 2009, certain payables and expenses were not properly accounted for as of June 30, 2010. Therefore, we are restating previously issued financial statements to properly record the period end amounts of stock-based compensation expense, general and administrative expenses, change in fair value of derivative liability, the amounts of net loss for the period and loss per share and the ending deficit for the period ended June 30, 2010 on the unaudited interim consolidated statement of loss, the accounts payable and derivative liability on the unaudited interim consolidated balance sheet, and the amounts of common shares and additional paid-in capital on the unaudited interim consolidated statement of shareholders’ equity. These adjustments result in an increase in net loss and comprehensive loss by $1,045,345 (2009 - $534,615) and $800,583 (2009 - $1,023,742) for the three and six months period ended June 30, 2010, an increase in the ending deficit by $2,431,628, a decrease in share capital by $1,748,233, a decrease in additional paid in capital by $742,648 and an increase in total liabilities by $4,684,565. This restatement also affected our statements of cash flows; the cash flows used in operating activities were overstated by $21,715 and the cash flows provided by financing activities were overstated by $21,715.

As a result of the restatement noted above, we have also amended our disclosures regarding the controls and procedures as disclosed in Item 4 of the 10-Q/A.

This amended quarterly report on Form 10-Q/A for the quarter ended June 30, 2010 amends and restates only those items of the previously filed annual report on Form 10-Q for the quarter ended June 30, 2010 which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects of the restatement or (ii) to make revisions to the Notes to the Consolidated Financial Statements except for those which are required by or result from the effects of the restatement. For additional information regarding the restatement, see Note 7 to our Interim Unaudited Consolidated Financial Statements included in Part I - Item 1. No other information contained in our previously filed Form 10-Q for the quarter ended June 30, 2010 has been updated or amended.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Financial Statements
June 30, 2010
(Unaudited - Restated)

(US Dollars)

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Balance Sheets
(Unaudited)

	June 30, 2010	December 31, 2009
	(Restated – Note 7)	(Restated – Note 7)
Assets

Current assets:
Cash and cash equivalents	$8,431,472	$2,433,202
Receivables	30,177	24,604
Prepaid expenses and other current assets	4,880	19,490

Total current assets	8,466,529	2,477,296

Property and equipment, net	202,946	205,916
Reclamation financial assurance	286,653	286,653

Total Assets	$8,956,128	$2,969,865

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable (Note 7)	$262,188	$150,766
Accrued liabilities	-	77,821

Total current Liabilities	262,188	228,587

Asset retirement obligations	185,554	177,564

Derivative liability (Note 7)	4,684,565	2,695,602

Total Liabilities	5,132,307	3,101,753

Shareholders’ Equity:
Preferred shares, no par value, 3,000,000 shares authorized; no shares outstanding Common shares, no par value, 100,000,000 shares authorized; 94,078,383 (December 31, 2009 – 88,378,383) shares issued and outstanding – Notes 3 and 7	56,325,830	50,205,634
Additional paid-in capital – Note 7	3,493,841	3,130,549
Deficit accumulated during the exploration stage	(55,995,850)	(53,468,071)

Total Shareholders’ Equity	3,823,821	(131,888)

Total Liabilities and Shareholders’ Equity	$8,956,128	$2,969,865

Basis of presentation and ability to continue as a going concern (Note 1)
Commitments and contingencies (Note 4)
Subsequent events (Notes 3 and 8)

Approved by the Directors:

“H. L. Klingmann”	“C. Shynkaryk”
H. Lutz Klingmann, Director	Chester Shynkaryk, Director

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Statements of Loss
(Unaudited)

					Cumulative
					Amounts From
					Date of Inception
			Six Months	Six Months	(November 21,
	Three Months	Three Months	Ended	Ended	1985) through June
	Ended June 30,	Ended June 30,	June 30,	June 30,	30,
	2010 (restated	2009 (restated	2010 (restated	2009 (restated	2010 (restated –
	– Note 7)	– Note 7)	– Note 7)	– Note 7)	Note 7)

General and administrative expenses – Note 7	$(1,578,490)	$(693,332)	$(1,941,309)	$(1,190,692)	$(21,669,109)
Asset impairment loss	-	-	-	-	(32,135,592)
Adjustment to asset retirement obligation on changes in cash flow estimates	-	-	-	-	223,583
Accretion expense	(3,995)	(3,353)	(7,990)	(6,706)	(63,371)
Increase in fair value of derivative liability	(824,224)	(534,615)	(579,462)	(1,023,742)	(2,674,762)
Gain on settlement of debt	-	-	-	-	136,627
Abandoned mineral property interests	-	-	-	-	(277,251)

	(2,406,709)	(1,231,300)	(2,528,761)	(2,221,140)	(56,459,875)
Interest expense	-	-	-	-	(913,098)
Interest income	342	471	982	2,907	1,600,969

Net loss and comprehensive loss for the period	$(2,406,367)	$(1,230,829)	$(2,527,779)	$(2,218,233)	$(55,772,004)

Loss per share, basic and diluted	$(0.03)	$(0.01)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding	90,671,790	85,640,883	89,796,615	85,640,883

See Notes to Unaudited Interim Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Statement of Changes in Shareholders’ Equity (Capital Deficit)
(Unaudited)

					Deficit	Total
From the Date of Inception (November 21, 1985) through June 30, 2010				Additional	Accumulated	Shareholders’
	Common		Stock	Paid-in	During the	Equity
	Shares	Amount	Subscription	Capital	Exploration Stage	(Capital Deficit)

November 21, 1985
Issuance of common shares for cash	1,425,001	$141,313	$-	$-	$-	$141,313
Net loss for the period	-	-	-	-	(15,032)	(15,032)

Balance, May 31, 1986	1,425,001	141,313	-	-	(15,032)	126,281

Issuance of common shares for cash	550,000	256,971	-	-	-	256,971
Issuance of common shares for mineral property	25,000	13,742	-	-	-	13,742
Net loss for the year	-	-	-	-	(58,907)	(58,907)

Balance, May 31, 1987	2,000,001	412,026	-	-	(73,939)	338,087

Issuance of common shares for cash	1,858,748	1,753,413	-	-	-	1,753,413
Net income for the year	-	-	-	-	38,739	38,739

Balance, May 31, 1988	3,858,749	2,165,439	-		(35,200)	2,130,239

Issuance of common shares for cash	1,328,750	1,814,133	-	-	-	1,814,133
Issuance of common shares for mineral property	100,000	227,819	-	-	-	227,819
Net loss for the year	-	-	-	-	(202,160)	(202,160)

Balance, May 31, 1989	5,287,499	4,207,391	-	-	(237,360)	3,970,031

Issuance of common shares for cash	1,769,767	2,771,815	-	-	-	2,771,815
Issuance of common shares for mineral property	8,875	14,855	-	-	-	14,855
Net loss for the year	-	-	-	-	(115,966)	(115,966)

Balance, May 31, 1990	7,066,141	6,994,061	-	-	(353,326)	6,640,735

Net income for the year	-	-	-	-	28,706	28,706

Balance, May 31, 1991	7,066,141	6,994,061	-	-	(324,620)	6,669,441

Net loss for the year	-	-	-	-	(157,931)	(157,931)

Balance, May 31, 1992	7,066,141	6,994,061	-	-	(482,551)	6,511,510

Net loss for the year	-	-	-	-	(285,391)	(285,391)

Balance, May 31, 1993	7,066,141	6,994,061	-	-	(767,942)	6,226,119

Issuance of common shares for cash	5,834,491	1,536,260	-	-	-	1,536,260
Share issuance costs	-	-	-	-	(18,160)	(18,160)
Issuance of common shares for mineral property	128,493	23,795	-	-	-	23,795
Net loss for the year	-	-	-	-	(158,193)	(158,193)

Balance, May 31, 1994	13,029,125	8,554,116	-	-	(944,295)	7,609,821

Issuance of common shares for cash	648,900	182,866	-	-	-	182,866
Net loss for the year	-	-	-	-	(219,576)	(219,576)

Balance, May 31, 1995	13,678,025	8,736,982	-	-	(1,163,871)	7,573,111

Issuance of common shares for cash	2,349,160	2,023,268	-	-	-	2,023,268
Issuance of common shares for debt	506,215	662,282	-	-	-	662,282
Issuance of 5,500,000 special warrants	-	9,453,437	-	-	-	9,453,437
Special warrants issuance costs	-	-	-	-	(100,726)	(100,726)
Net loss for the year	-	-	-	-	(426,380)	(426,380)

Balance, May 31, 1996	16,533,400	$20,875,969	$-	$-	$(1,690,977)	$19,184,992

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Statement of Changes in Shareholders’ Equity (Capital Deficit)
(Unaudited)

					Deficit	Total
From the Date of Inception (November 21, 1985) through June 30, 2010					Accumulated	Shareholders’
	Common		Stock	Additional	During the	Equity (Capital
	Shares	Amount	Subscription	Paid-in Capital	Exploration Stage	Deficit)

Balance carried forward from previous page	16,533,400	$20,875,969	$-	$-	$(1,690,977)	$19,184,992

Issuance of common shares for cash	18,000	10,060	-	-	-	10,060
Issuance of common shares for special warrants	5,500,000	-	-	-	-	-
Special warrants issuance costs	-	-	-	-	(123,806)	(123,806)
Net loss for the period	-	-	-	-	(348,948)	(348,948)

Balance, December 31, 1996	22,051,400	20,886,029	-	-	(2,163,731)	18,722,298

Issuance of common shares for cash	157,000	157,050	-	-	-	157,050
Issuance of 3,500,000 special warrants	-	5,287,315	-	-	-	5,287,315
Issuance of common shares for special warrants	3,500,000	-	-	-	-	-
Options to non-employee directors	-	-	-	70,200	-	70,200
Special warrants issuance costs	-	-	-	-	(163,313)	(163,313)
Net loss for the year	-	-	-	-	(1,047,869)	(1,047,869)

Balance, December 31, 1997	25,708,400	26,330,394	-	70,200	(3,374,913)	23,025,681

Issuance of common shares upon exercise of warrants	1,834,300	857,283	-	-	-	857,283
Issuance of common shares through
conversion of debt	2,017,941	1,000,000	-	-	-	1,000,000
Share issuance costs	-	-	-	-	(6,060)	(6,060)
Issuance of common shares for cash	5,236,000	2,439,753	-	-	-	2,439,753
Options and re-priced options to non- employee directors	-	-	-	107,444	-	107,444
Net loss for the year	-	-	-	-	(971,595)	(971,595)

Balance, December 31, 1998	34,796,641	30,627,430	-	177,644	(4,352,568)	26,452,506

Issuance of 13,250,000 special warrants	-	3,350,915	-	-	-	3,350,915
Special warrants issuance costs	-		-	-	(166,620)	(166,620)
Issuance of common shares for special warrants	13,250,000	-	-	-	-	-
Net loss for the year	-	-	-	-	(564,657)	(564,657)

Balance, December 31, 1999	48,046,641	33,978,345	-	177,644	(5,083,845)	29,072,144

Cumulative effect of change in accounting for stock options	-	-	-	(177,644)	-	(177,644)
Stock subscription	-	-	200,000	-	-	200,000
Net loss for the year	-	-	-	-	(28,708,276)	(28,708,276)

Balance, December 31, 2000	48,046,641	33,978,345	200,000	-	(33,792,121)	386,224
Issuance of common shares through conversion of debt	406,250	65,000	-	-	-	65,000
Issuance of common shares for conversion of stock subscription	1,538,462	200,000	(200,000)	-	-	-
Share issuance costs	-	-	-	-	(3,337)	(3,337)
Net loss for the year	-	-	-	-	(262,059)	(262,059)

Balance, December 31, 2001	49,991,353	$34,243,345	$-	$-	$(34,057,517)	$185,828

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Statement of Changes in Shareholders’ Equity (Capital Deficit)
(Unaudited)

					Deficit	Total
From the Date of Inception (November 21, 1985) through June 30, 2010					Accumulated	Shareholders’
	Common		Stock	Additional	During the	Equity (Capital
	Shares	Amount	Subscription	Paid-in Capital	Exploration Stage	Deficit)

Balance carried forward from previous page	49,991,353	$34,243,345	$-	$-	$(34,057,517)	$185,828

Issuance of common shares through exercise of options	290,000	37,234	-	-	-	37,234
Issuance of common shares through exercise of warrants	1,520,836	243,334	-	-	-	243,334
Stock option compensation	-	-	-	21,456	-	21,456
Share issuance costs	-	-	-	-	(4,216)	(4,216)
Net loss for the year	-	-	-	-	(347,603)	(347,603)

Balance, December 31, 2002	51,802,189	34,523,913	-	21,456	(34,409,336)	136,033

Issuance of common shares through exercise of options	100,000	24,379	-	-	-	24,379
Equity component of convertible notes	-	-	-	375,000	-	375,000
Stock option compensation	-	-	-	127,326	-	127,326
Net loss for the year	-	-	-	-	(744,516)	(744,516)

Balance, December 31, 2003	51,902,189	34,548,292	-	523,782	(35,153,852)	(81,778)

Issuance of common shares for cash	8,000,000	3,036,282	-	-	-	3,036,282
Issuance of common shares for convertible notes	978,260	225,000	-	-	-	225,000
Issuance of common shares through exercise of options	200,000	55,861	-	-	-	55,861
Share issuance costs	-	-	-	-	(38,975)	(38,975)
Net loss for the year	-	-	-	-	(1,772,250)	(1,772,250)

Balance, December 31, 2004	61,080,449	37,865,435	-	523,782	(36,965,077)	1,424,140

Issuance of common shares through exercise of options	110,000	21,049	-	-	-	21,049
Stock option compensation	-	-	-	48,592	-	48,592
Net loss for the year	-	-	-	-	(1,476,324)	(1,476,324)

Balance, December 31, 2005	61,190,449	37,886,484	-	572,374	(38,441,401)	17,457

Issuance of common shares through private placement	7,200,000	1,614,716	-	1,520,899	-	3,135,615
Issuance of common shares through exercise of options	100,000	30,853	-	-	-	30,853
Issuance of common shares through exercise of warrants	8,978,260	4,659,173	-	-	-	4,659,173
Issuance of common shares for convertible notes	652,174	150,000	-	39,917	-	189,917
Stock option compensation	-	-	-	814,810	-	814,810
Modification of warrants	-	-	-	889,117	-	889,117
Share issuance costs	-	-	-	-	(62,888)	(62,888)
Net loss for the year	-	-	-	-	(4,910,036)	(4,910,036)

Balance, December 31, 2006	78,120,883	44,341,226	-	3,837,117	(43,414,325)	4,764,018

Issuance of common shares for exercise of options	290,000	127,652	-	-	-	127,652
Issuance of common shares for property	30,000	24,600	-	-	-	24,600
Net loss for the year	-	-	-	-	(2,006,482)	(2,006,482)

Balance, December 31, 2007	78,440,883	44,493,478	-	3,837,117	(45,420,807)	2,909,788

Issuance of common shares through exercise of warrants	7,200,000	4,184,425	-	-	-	4,184,425
Net loss for the year	-	-	-	-	(3,996,777)	(3,996,777)

Balance, December 31, 2008	85,640,883	$48,677,903	$-	$3,837,117	$(49,417,584)	$3,097,436

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Statement of Changes in Shareholders’ Equity (Capital Deficit)
(Unaudited)

					Deficit	Total
From the Date of Inception (November 21, 1985) through June 30, 2010					Accumulated	Shareholders’
	Common		Stock	Additional	During the	Equity
	Shares	Amount	Subscription	Paid-in Capital	Exploration Stage	(Capital Deficit)

Balance carried forward from previous page	85,640,883	$48,677,903	$-	$3,837,117	$(49,417,584)	$3,097,436

Cumulative effect of change in accounting principle (Note 7)	-	-	-	(863,402)	464,255	(399,147)
Issuance of common shares through private placement	2,337,500	1,396,646	-	-	-	1,396,646
Issuance of common shares through exercise of options	400,000	131,085	-	-	-	131,085
Reclassification of derivative liability on the exercise of stock options (Note 7)	-	-	-	156,834	-	156,834
Net loss for the year, restated (Note 7)	-	-	-	-	(4,514,742)	(4,514,742)

Balance, December 31, 2009 (restated)	88,378,383	50,205,634	-	3,130,549	(53,468,071)	(131,888)

Issuance of common shares through exercise of options	700,000	234,113	-	-	-	234,113
Reclassification of derivative liability on the exercise of stock options (Note 7)	-	-	-	363,292	-	363,292
Issuance of common shares through private placement	5,000,000	5,907,798	-	-	-	5,907,798
Share issuance costs (Note 7)	-	(21,715)	-	-	-	(21,715)
Net loss for the period	-	-	-	-	(2,527,779)	(2,527,779)

Balance, June 30, 2010	94,078,383	$56,325,830	$-	$3,493,841	$(55,995,850)	$3,823,821

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Statement of Cash Flows
(Unaudited)

			Cumulative
			Amounts From
			Date of Inception
			(November 21,
	Six Months	Six Months	1985) through
	Ended June 30,	Ended June 30,	June 30,
	2010	2009	2010

Operating activities:
Net loss for the period	$(2,527,779)	$(2,218,233)	$(55,772,004)
Adjustments to reconcile net loss to cash used in
operating activities:
Asset impairment loss	-	-	32,135,592
Abandoned mineral property interests	-	-	277,251
Amortization and depreciation	2,970	3,012	464,771
Amortization of debt discount	-	-	375,000
Adjustment to asset retirement obligation based on changes in cash flow estimates	-	-	(223,583)
Accretion expense	7,990	6,706	63,371
Change in fair value of derivative liability	579,462	1,023,742	2,674,762
Gain on disposition of property and equipment	-	-	(10,032)
Stock option compensation	46,275	209,055	1,416,448
Financing charges related to modification of warrants	-	-	889,117
Mineral property expenditures	-	-	(22,395,449)
Changes in assets and liabilities:
Receivables	(5,573)	(3,894)	(30,177)
Prepaid expenses and other current assets	14,610	13,570	(91,790)
Accounts payable and accrued liabilities	33,601	(173,250)	302,105
Royalty and mining rights payable	-	(48,034)	-

Cash used in operating activities	(1,848,444)	(1,187,326)	(39,924,618)

Investing activities:
Purchase of mineral properties	-	-	(7,803,356)
Deposits on mineral properties	-	-	(1,017,551)
Purchase of reclamation financial assurance	-	-	(286,653)
Purchase of property and equipment	-	-	(1,313,838)
Proceeds from sale of property and equipment	-	-	47,153

Cash used in investing activities	-	-	(10,374,245)

Financing activities:
Borrowing under long-term debt	-	-	3,918,187
Payment of long-term debt	-	-	(2,105,905)
Proceeds from convertible debt	-	-	440,000
Issuance of common shares for cash	7,634,316	-	28,871,618
Share issuance costs	(21,715)	-	(709,816)
Issuance of special warrants	-	-	18,091,667
Issuance of common shares upon exercise of stock options	234,113	-	523,703
Issuance of common shares upon exercise of warrants	-	-	9,700,881

Cash provided by financing activities	7,846,714	-	58,730,335

Net change in cash and cash equivalents	5,998,270	(1,187,326)	8,431,472

Cash and cash equivalents, beginning balance	2,433,202	3,033,771	-

Cash and cash equivalents, ending balance	$8,431,472	$1,846,445	$8,431,472

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Six Months Ended June 30, 2010
(Unaudited)

1.	Basis of Presentation and Ability to Continue as a Going Concern

These unaudited interim consolidated financial statements are presented in accordance with United States generally accepted accounting principles for interim financial statements, and are stated in US dollars. They do not include all the note disclosures required for annual financial statements. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2009 and the notes thereto included in the Company’s annual report for the year ended December 31, 2009. The Company follows the same accounting policies in the preparation of interim reports, except as disclosed under item 2.

The Company has had no revenues from operations since inception, and a deficit of $55,995,850 accumulated during the exploration stage. Management plans to secure equity and/or debt or joint venture financing to fund construction of the operating facility at the Soledad property (“Soledad”) once a feasibility study has been concluded and a production decision has been made. The ability of the Company to obtain financing for its ongoing activities and thus maintain solvency, or to fund construction of the operating facility at Soledad, is dependent on equity market conditions, the market for precious metals, the willingness of other parties to lend the Company money or the ability to find a joint venture partner. While the Company has been successful at certain of these efforts in the past, there can be no assurance that future efforts will be successful. This raises substantial doubt about the Company’s ability to continue as a going concern.

These unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the information contained therein. The results for the six months period ended June 30, 2010 are not necessarily indicative of the results expected to be for the year ending December 31, 2010.

2.	Significant Accounting Policies

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

(ii)

In February 2010, FASB issued Accounting Standards Update (“ASU”) 2010-09, “Subsequent Event (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of this standard did not have a material effect on the Company’s interim consolidated financial statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Six Months Ended June 30, 2010
(Unaudited)

2.	Significant Accounting Policy (continued)

Recent Accounting Pronouncements (continued)

(iii)

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation – Stock Compensation (Topic 718). The objective of this update is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. It provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative- effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The Company is currently evaluating the impact of this update on the financial statements.

(iv)

In June 2009, new guidance relating to the accounting for transfers of financial assets was issued. The new guidance, which was issued as, Accounting for Transfers of Financial Assets, has not yet been adopted into Codification. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The new guidance is effective for fiscal years beginning after November 15, 2009. The adoption of the standard did not have impact the Company’s financial statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Six Months Ended June 30, 2010
(Unaudited)

3.	Share Capital

Common Shares

In July 2009, the Company issued 2,337,500 common shares at C$0.65 per share for proceeds of $1,396,646 (C$1,519,375).

During the three-month period from September to December of 2009, 400,000 stock options were exercised and the Company issued 400,000 common shares at C$0.35 per share for proceeds of $131,085 (C$140,000).

In January 2010, 700,000 stock options were exercised and the Company issued 700,000 common shares at C$0.35 per share for proceeds of $234,113 (C$245,000).

On June 1, 2010, the Company issued 5,000,000 units at C$1.60 per unit for gross proceeds of $7,634,316 (C$8,000,000) and incurred professional fee of $21,715 as a share issuance cost. Each unit consisted of one common share, one-quarter of one Class A purchase warrant and one-quarter of one Class B purchase warrant. Each whole Class A warrant is exercisable to acquire one additional common share of the Company at a price of C$1.75. Each Class B warrant is exercisable to acquire one additional common share of the Company at a price of C$2.00. Both Class A and Class B warrants expire December 1, 2011. The aggregate fair value of the Class A and B purchase warrants was $1,726,518 and the Company allocated the remaining proceeds of $5,907,798 to the common shares. The value of the warrants was determined using the Black-Scholes option pricing model with assumptions as set out below.

In connection with the guidance of ASC 815-40-15, as warrants are exercisable in a currency other than the functional currency of the Company and thus do not meet the “fixed-for-fixed” criteria of the guidance. As a result, the Company was required to separately account for the Class A and B warrants issued in connection with the private placement noted above as a derivative instrument liability.

Stock Options

In April 2010, the Company granted 50,000 stock options to a consultant, which are exercisable at C$1.24 per share and expire on April 18, 2015. The fair value of the options granted was $46,275.

		Weighted
		Average
		Exercise Price
	Shares	Per Share

Options outstanding and exercisable, December 31, 2008	2,300,000	C$0.57
Granted	1,950,000	C$0.26
Exercised	(400,000)	C$0.35
Options outstanding and exercisable, December 31, 2009	3,850,000	C$0.44
Granted	50,000	C$1.24
Exercised	(700,000)	C$0.35

Options outstanding and exercisable, June 30, 2010	3,200,000	C$0.47

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Six Months Ended June 30, 2010
(Unaudited)

3.	Share Capital (continued)

Stock Options (continued)

The following table summarizes information about stock options outstanding at June 30, 2010:

		Weighted-Average
	Weighted Average	Contractual Life
Number	Exercise Price	(Years)	Expiry Date

1,200,000	C$0.77	0.81	April 20, 2011
1,950,000	C$0.26	3.58	January 28, 2014
50,000	C$1.24	4.80	April 18, 2015

3,200,000	C$0.47	2.56

The Company applies the fair value method in accounting for its stock options granted using the Black-Scholes option pricing model. The stock-based compensation expense was $46,275 (2009 - $209,055). The fair value of stock options granted was calculated using the following weighted average assumptions:

	June 30, 2010	June 30, 2009

Expected life years	5	5
Interest rate	1.95%	2.03%
Volatility	106%	70.30%
Dividend yield	Nil	Nil

As at June 30, 2010, the aggregate intrinsic value of the outstanding exercisable options was approximately $3,082,000 (2009 - $932,302). The total intrinsic value of options exercised during the 6 months period ended June 30, 2010 was approximately $363,000 (2009 - $Nil).

Warrants

The following is the summary of the outstanding warrants as at June 30, 2010:

		Weighted-	Average
		Average Exercise	Contractual
	Shares	Price Per Share	Life (Years)	Expiry Date

Outstanding and exercisable, December 31, 2008 and 2009	-	-	-	-

Granted:
Class A	1,250,000	C$1.75	1.50	December 1, 2011
Class B	1,250,000	C$2.00	1.50	December 1, 2011
Outstanding and exercisable, June 30, 2010	2,500,000	C$1.88	-

As at June 30, 2010, the aggregate intrinsic value of the outstanding exercisable warrants was $Nil (2009 - $Nil).

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Six Months Ended June 30, 2010
(Unaudited)

3.	Share Capital (continued)

Warrants (continued)

The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

June 30, 2010

Expected life years	1.5
Interest rate	1.37%
Volatility	114%
Dividend yield	Nil

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
For the Six Months Ended June 30, 2010
(Unaudited)

4.	Commitments and Contingencies

The Company has acquired a number of mineral properties outright and has acquired exclusive rights to explore, develop and mine the Property under various agreements with landowners.

Agreements are typically subject to sliding scale royalties on either gross or net smelter returns ranging from 1.0% to 7.5% .

The Company ceased making property payments and advance minimum royalty payments after successfully concluding moratorium agreements with a number of the landowners in 2000. The moratorium agreements expired toward the end of 2003. The total advance minimum royalty owing from 2003 to the end of 2008 was $714,137. The Company paid advance minimum royalties of $174,176 in 2009. The advance minimum royalty owing is estimated to be $153,000 for 2010, of which approximately $86,000 was paid during the six months period ended June 30, 2010.

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

The Company has agreed to issue 100,000 common shares as a finder’s fee upon commencement of commercial production on the Property in connection with certain property acquisitions. As of December 31, 2009 and June 30, 2010, commercial production has not commenced and no shares have been issued.

In 2004, the Company entered into an agreement with the President of the Company to issue 300,000 bonus shares upon the completion of certain milestones. Upon receipt by the Company of a bankable feasibility study and the decision to place the Property into commercial production, a bonus of 150,000 common shares would be issued. Upon commencement of commercial production on the Property, a bonus of 150,000 common shares would be issued. In May 2010, the Company entered into an amendment to the agreement whereby the 300,000 bonus shares would alternatively be issuable upon a change of control transaction or upon a sale of all or substantially all of the Company’s assets, having a value at or above $1.00 per share of the Company, with a further 300,000 bonus shares being issuable in the event the change of control transaction or asset sale occurred at a value at or above $1.50 per share. The agreement is for a term of three years and shall automatically renew for two years. As at June 30, 2010, the milestones had not been reached and no accrual was made in connection with these arrangements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Six Months Ended June 30, 2010
(Unaudited)

5.	Related Party Transactions

Except as noted elsewhere in these interim consolidated financial statements, related party transactions are disclosed as follows:

For the three and six months ended June 30, 2010, $35,717 and $70,196 (2009 - $28,945 and $56,377) was paid to Mr. H. L. Klingmann for services as President of the Company. For the same reporting periods, $4,381 and $8,706 (2009 - $4,400 and $8,000) was paid to Mr. Chester Shynkaryk for consulting services to the Company.

All of the above transactions and balances are in the normal course of operations and are measured at the exchange amount.

6.	Supplemental Disclosure Cash Flows Disclosure

			Cumulative
			Amounts From Date
			of Inception
			(November 21,
	Period ended	Period ended	1985) through June
	June 30, 2010	June 30, 2009	30, 2010

Cash paid during year for:
Interest	$-	$-	$1,192,911
Income taxes	$-	$-	$-

Non-cash financing and investing activities:		-
Reclassification of derivative liability for exercised stock options	$363,292	$-	$520,126
Stock option compensation	$46,275	$209,055	$1,416,448
Financing charges related to modification of warrants term	$-	$-	$889,117
Exchange of notes for common shares	$-	$-	$1,727,282
Exchange of note for future royalty payments	$-	$-	$150,000
Common shares issued for mineral property	$-	$-	$304,811
Mineral property acquired through the issuance of long-term debt	$-	$-	$1,084,833
Common shares issued upon conversion of convertible debt	$-	$-	$414,917
Asset retirement obligations	$7,990	$6,706	$185,554

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Six Months Ended June 30, 2010
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
For the Six Months Ended June 30, 2010
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
For the Six Months Ended June 30, 2010
(Unaudited)

7.	Restatement (continued)

b) Restatement related to the unaudited interim consolidated financial statements for the period ended June 30, 2010 and 2009:

(i)

Subsequent to the issuance of the Company’s unaudited interim consolidated financial statements for the period ended June 30, 2010, management discovered an error in accounts payable and receivables. The Company has consumed and received goods and services for the three months period ended June 30, 2010 but did not accrue the amount payable. As a result, as of June 30, 2010 receivables were overstated by net amount of $3,513, accounts payable and total liabilities were understated by $234,431, general and administrative expenses for the three months ended on June 30, 2010 was understated by$237,944.

(ii)

The Company had previously expensed share issuance cost of $21,715 as general and administrative expense and has revised the stock based compensation expense from $41,383 to $46,275. As a result of these errors, general and administrative expense was understated by $16,823, derivative liability was understated by $4,892 and share capital was overstated by $21,715.

(iii)

During the period ended June 30, 2010, a total of 700,000 stock options included in the derivative liability were exercised. Upon exercise of these options, the portion of the derivative liability that pertained to these options was re-measured and recorded at its fair value of $363,292. The Company measured the fair value of the derivative liability pertaining to the options exercised using the Black-Scholes pricing model with the following range of assumptions: expected volatility – 33% - 78%, expected life – 0.01 – 0.06 years, risk- free discount rate – 1.17% - 1.29%, dividend yield – 0.00%.

(iv)

As explained in Note 7(a) above, management discovered an error in connection with the guidance of ASC 815-40-15 in respect of the Company’s outstanding stock options and warrants. As at January 1, 2009, the date on which the guidance of ASC 815-40-15 became effective for the Company, these stock options and warrants met the criteria of a derivative instrument liability because they were exercisable in a currency other than the functional currency of the Company and thus do not meet the “fixed-for-fixed” criteria of that guidance. As a result, the Company was required to separately account for the stock options and warrants as a derivative instrument liability recorded at fair value and marked-to-market each period with the changes in the fair value each period charged or credited to income.

As of June 30, 2010 and June 30, 2009, the Company had re-measured the remaining outstanding options and determined the fair value of the derivative liability to be $3,422,262 and $1,780,878 respectively using the Black-Scholes option pricing model using the following assumptions:

	June 30, 2010	June 30, 2009

Risk-free interest rate	1.39% -2.32%	0.27% to 1.19%
Expected life of derivative liability	0.81 to 4.8 years	0.59 to 1.81 years
Expected volatility	80% to 113%	141% to 144%
Dividend rate	0.00%	0.00%

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Six Months Ended June 30, 2010
(Unaudited)

7.	Restatements (continued)

b) Restatement related to the unaudited interim consolidated financial statements for the period ended June 30, 2010 (continued):

As of June 30, 2010, the Company had re-measured the remaining outstanding warrants and determined the fair value of the derivative liability to be $1,262,303 (2009 - $Nil) using the Black-Scholes option pricing model using the following assumptions:

June 30, 2010

Risk-free interest rate	1,45%
Expected life of derivative liability	1.42 years
Expected volatility	95%
Dividend rate	0.00%

The unaudited interim consolidated balance sheet of the Company as at June 30, 2010 has been restated for the effect of this change as follows:

As previously
	reported	Adjustment	Restated
Receivables	$33,690	$(3,513)	$30,177
Accounts payable	$27,757	$234,431	$262,188
Derivative liability	$-	$4,684,565	$4,684,565
Share capital	$58,074,063	$(1,748,233)	$56,325,830
Additional paid in capital	$4,236,489	$(742,648)	$3,493,841
Ending accumulated deficit	$(53,564,222)	$(2,431,628)	$(55,995,850)

The unaudited interim consolidated statements of loss have been restated for the effect of this change as follows:

	As previously
	reported	Adjustment	Restated
For the three months ended June 30, 2010:
Increase in fair value of derivative liability	$-	$(824,224)	$(824,224)
General and administrative expenses	$(1,357,369)	$(221,121)	$(1,578,490)
Net loss and comprehensive loss for the period	$(1,361,022)	$(1,045,345)	$(2,406,367)
Loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.03)
For the three months period ended June 30, 2009:
Increase in fair value of derivative liability	$-	$(534,615)	$(534,615)
Net loss and comprehensive loss for the period	$(696,214)	$(534,615)	$(1,230,829)
Loss per share, basic and diluted	$(0.01)	$-	$(0.01)

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Six Months Ended June 30, 2010
(Unaudited)

7.	Restatements (continued)

b) Restatement related to the unaudited interim consolidated financial statements for the period ended June 30, 2010 (continued):

The unaudited interim consolidated statements of loss have been restated for the effect of this change as follows (continued):

	As previously
	reported	Adjustment	Restated
For the six months period ended June 30, 2010:
Increase in fair value of derivative liability	$-	$(579,462)	$(579,462)
General and administrative expenses	$(1,720,188)	$(221,121)	$(1,941,309)
Net loss and comprehensive loss for the period	$(1,727,196)	$(800,583)	$(2,527,779)
Cumulative amounts from date of inception (November 21, 1985) through June 30, 2010	$(52,876,121)	$(2,895,883)	$(55,772,004)
Loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.03)
For the six months period ended June 30, 2009:
Increase in fair value of derivative liability	$-	$(1,023,742)	$(1,023,742)
Net loss and comprehensive loss for the period	$(1,194,491)	$(1,023,742)	$(2,218,233)
Loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.03)

The impact of the adoption of ASC 815-40-15 is of a non-cash nature. Therefore, there is no change in total operating, investing, and financing activities on the consolidated statement of cash flows.

The unaudited interim consolidated statements of cash flows of the Company for the six months period ended June 30, 2010 has been restated for the effect of the errors described in Note 7(b) (ii) above:

	As previously
	reported	Adjustment	Restated
Cash flows used in operating activities	$(1,870,159)	$21,715	$(1,848,444)

Cash used in operating activities, cumulative amount from date of inception (November 21, 1985) through June 30, 2010	$ (39,946,333)	$ 21,715	$ (39,924,618)

Cash flows provided by financing activities	$7,868,429	$(21,715)	$7,846,714

Cash provided by financing activities, cumulative amount from date of inception (November 21, 1985) through June 30, 2010	$ 58,752,050	$ 21,715	$ 58,730,335

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Six Months Ended June 30, 2010
(Unaudited)

8.	Subsequent Event

In September 2010, the shareholders of the Company approved a resolution to increase the authorized common shares from 100,000,000 to 150,000,000.

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

The Lahontan Regional Water Quality Control Board (the “Board”) unanimously approved Waste Discharge Requirements and a Monitoring and Reporting Program (the “WDRs”) for the Soledad Mountain Project on July 14. The Board recommended adopting an order approving the WDRs, and the order was subsequently signed by the Executive Officer of the Board and is currently in effect. The order approving the WDRs is a critical authorization for the construction and operation of, and establishes the discharge and monitoring standards for, the heap leach pads, rock stockpiles and other activities that have the potential to affect surface and ground waters.

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

The Company incurred general and administrative expenses of $1,578,490 (2009 - $693,332).

The following significant costs were incurred during the quarter and six month period ended June 30, 2010, respectively:

  $86,228 and $105,978 for payment of advance minimum royalties owing to landholders. Advance minimum royalties are a recurring cost;
  $243,964 and $243,964 for property purchases that completed in the second quarter. The company is reviewing additional property purchases;
  $56,633 and $115,407 for detailed engineering for the heap leach pad and related site drainage for the Project and support for the approvals and permitting process. Additional fees are expected to be incurred in subsequent quarters to complete this work;
  $220,898 and $381,777 for legal fees incurred for ongoing work on the SEIR. Additional legal fees may be incurred in subsequent quarters, however is expected to be less;
  $68,763 and $89,527 for ongoing work by the Kern County Planning Department and Kern County Engineering & Survey Services on the SEIR;
  C$61,020 and C$82,723 for an evaluation of the power supply and the design of a sub-station for the Project. Additional fees may be incurred in subsequent quarters to complete the evaluation;

Interest income of $342 (2009 - $471) was lower by $129 as there was less cash on deposit and interest rates remained low during the quarter. There was no interest expense during the quarter.

The Company incurred a net loss of $2,406,367 (or $0.03 per share) during the quarter and $2,732,672 during the six month period ended June 30, 2010, as compared to a net loss of $1,230,829 (or $0.01 per share) during the second quarter of 2009 and $2,218,233 during the six month period ended June 30, 2009. The increase in net loss was primarily due to an increase in engineering, county and legal costs in connection with the ongoing preparation and review of the SEIR and the SEIR approval process, as well as property purchases.

Summary of Quarterly Results

Results for the eight most recent quarters are set out in the table below.

Results for the quarter ending on:	June 30, 2010	March 31, 2010	Dec. 31, 2009	Sept. 30, 2009
Item	$	$	$	$
Revenue Net loss for the quarter Net loss per share	Nil 2,406,367 0.03	Nil 326,305 0.00	Nil 1,239,149 0.02	Nil 987,404 0.01

Results for the quarter ending on:	June 30, 2009	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008
Item	$	$	$	$
Revenue Net loss for the quarter Net loss per share	Nil 1,230,829 0.01	Nil 987,404 0.01	Nil 1,223,439 0.01	Nil 923,380 0.01

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

Recently Issued Accounting Standards

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

(iii)

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation – Stock Compensation (Topic 718). The objective of this update is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. It provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The Company is currently evaluating the impact of this update on the financial statements.

(iv)

In June 2009, new guidance relating to the accounting for transfers of financial assets was issued. The new guidance, which was issued as, Accounting for Transfers of Financial Assets, has not yet been adopted into Codification. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The new guidance is effective for fiscal years beginning after November 15, 2009. The adoption of the standard did not have impact on the Company’s financial statements.

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

Transactions with Related Parties

Mr. H. Lutz Klingmann was paid $35,717 and $70,196 (2009 - $28,945 and $56,377) for services as President and Mr. Chester Shynkaryk was paid $4,381 and $8,706 (2009 - $4,400 and $8,000) for consulting services to the Company during the quarter and the six months ended June 30, 2010.

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

Private Placement

The Company completed a non-brokered private placement with Gammon Gold Inc. on June 1, 2010, whereby Gammon Gold acquired 5,000,000 units of the Company at a price of C$1.60 per unit for total proceeds of $7,634,316 (C$8,000,000) and incurred $21,715 as a share issuance cost. Each unit consists of one common share, one quarter of one Class A Warrant, and one quarter of one Class B Warrant. Each Class A Warrant entitles Gammon Gold to purchase a common share at a price of C$1.75 for a period of 18 months from the closing date. Each Class B Warrant entitles Gammon Gold to purchase one common share at a price of C$2.00 for a period of 18 months from the closing date. The aggregate fair value of the Class A and B purchase warrants was $1,726,518 and the amount has been recorded as derivative liability and the Company allocated the remaining proceeds of $5,907,798 to the common shares.

Subject to certain conditions, Gammon Gold Inc. was granted the right to participate in future financings to maintain its equity position in the Company.

Liquidity and Capital Resources

The Company held $8,431,472 in cash and cash equivalents on June 30, 2010.

Cash used in Operating Activities

During the period ended June 30, 2010, we have incurred significant expenditures in consulting fees in connection with the process of apply permits, ongoing work by the Kern County Planning Department and Kern County Engineering & Survey Services, sampling and assays, and fees paid to landowners.

Cash from Financing Activities
During the six months ended June 30, 2010, the cash from financing activities has increased by net proceeds of $7,846,714 (2009 - $Nil). The Company issued 5,000,000 units of private placements for gross proceeds of $7,643,316 (C$8,000,000) and issued 700,000 common shares for proceeds of $234,113 from the exercise of stock options.

Cash used in Investing Activities
The Company did not incur expenditures in the investing activities during the three and six-months ended June 30, 2010 and 2009.

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

Outstanding Share Data

The number of shares issued and outstanding and the fully diluted share position are set out in the table below.

Golden Queen Mining Co. Ltd.

	No. of
Item	Shares
Shares issued and outstanding on Dec. 31, 2009	88,378,383
Shares issued pursuant to the exercise of stock options	700,000
Shares issued and outstanding on March 31, 2010	89,078,383
Gammon Gold Inc. private placement	5,000,000
Shares issued and outstanding on June 30, 2010	94,078,383	Exercise Price	Expiry Date
Gammon Gold Inc. warrants	2,500,000	C1.75 & C2.00	1/12/2011
Director and employee stock options	1,200,000	C$0.77	20/04/11
		C$0.26 &	28/01/14 &
Director and employee stock options	2,000,000	C1.24	18/04/15
Bonus Shares that may be issued to the President	600,000*	Not Applicable	Not Applicable
Shares to be issued as a finders fee	100,000	Not Applicable	Not Applicable
Fully diluted on June 30, 2009	100,478,383

The company's authorized share capital is 100,000,000 common shares with no par value. *

*The issuance of the bonus shares is subject to an increase in the authorize capital.

Outlook

The Company plans to put the Project into production as an open pit heap leach operation and to construct facilities to process ore at a rate of 4,500,000 tones (5,000,000 tons) per year and these have been reduced from the earlier planned mining rates. Projected life of the open pit heap leach operation has increased from 7 years to 12 years. The Company also plans to produce and sell aggregate for up to 30 years. These plans are subject to management making a production decision.

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

Asset Retirement Obligations

In accordance with the Accounting for Asset Retirement Obligations, the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company has recorded an asset retirement obligation to reflect its legal obligations related to future abandonment of its mineral property using estimated expected cash flow associated with the obligation and discounting the amount using a credit-adjusted, risk-free interest rate. At least annually, the Company reassesses the obligation to determine whether or not a change in any estimated obligation is necessary. The asset retirement obligation recorded as a liability on the Interim Consolidated Balance Sheet is $185,554 as at June 30, 2010 (2009 - $177,564).

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

Recently Issued Accounting Standards

A summary of Recently Issued Accounting Standards is provided in Item 7 of the Company’s latest Form 10-K /A filing with the SEC.

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

Item 4. Controls and Procedures

Restatement

In addition to items noted above, our company has effected restatements of its financial results for the periods ended June 30, 2010 and 2009. The restatements were to correct a bookkeeping error in accounts payable as of June 30, 2010 and an error that was made in connection with the Company’s adoption of a new accounting pronouncement, ASC 815-40-15 which came into effect on January 1, 2009 and for each of the reporting period thereafter. These adjustments result in an increase in net loss and comprehensive loss by $1,045,345 (2009 - $534,615) and $800,583 (2009 - $1,023,742) for the three and six months period ended June 30, 2010, an increase in the ending deficit by $2,431,628 and a decrease in additional paid in capital by $742,648 and an increase in total liabilities by $4,684,565. This restatement also affected our statements of cash flows; the cash flows used in operating activities were overstated by $21,715 and the cash flows provided by financing activities were overstated by $21,715.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out a re-evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This re-evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010, our disclosure controls and procedures were not effective as at the end of the period covered by this report.

On December 7, 2010, the Company filed a Form 8-K disclosing that following an internal review by our Company and our independent auditors, the Company would restate its historical financial statements in our quarterly report for the period ended June 30, 2010. Our conclusion to restate the above period resulted in the company recognizing that its disclosure controls and procedures were not effective as of the period ended June 30, 2010 and constituted material weaknesses.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: January 26, 2011.

GOLDEN QUEEN MINING CO. LTD.
(Registrant)

By:	/s/ Lutz Klingmann
Lutz Klingmann
Principal Executive Officer and
Principal Financial Officer