Form 10-Q
period 2010-09-30
GOLDEN QUEEN MINING CO LTD
filed 2011-02-18
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________to _________

0-21777
(Commission File Number)

GOLDEN QUEEN MINING CO. LTD.
(Exact name of registrant as specified in its charter)

Province of British Columbia	Not Applicable
(State or other jurisdiction of incorporation	(IRS Employer Identification)
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
Yes [   ]     No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2010 the registrant’s outstanding common stock consisted of 94,128,383 shares.

EXPLANATORY NOTE

This quarterly report on Form 10-Q for the period ended September 30, 2010 discloses and discusses the impact and effect of restatements of our financial statements that were previously filed with Canadian securities regulators as at September 30, 2010 and the related interim consolidated balance sheets as at September 30, 2010 and the unaudited interim consolidated statements of loss and, stockholders’ equity and cash flows for the quarters ended September 30, 2010 and 2009 for the effects of the adoption of accounting pronouncement and bookkeeping error.

On December 7, 2010, we filed a Form 8-K disclosing that we would restate our historical financial statements as a result of an internal review by our management, auditors and Audit Committee of our accounting for our stock options and warrants. In addition, due to a bookkeeping error we also identified errors in the general and administrative expenses and share capital in our quarterly financial statements for the period ended September 30, 2010. Accordingly, management concluded, and our audit committee agreed, that our financial statements issued by us and filed with Canadian securities regulators relating to quarters ended September 30, 2010 and September 30, 2009 should no longer be relied upon.

As a result of the review, our Company also concluded that the new accounting pronouncement of ASC 815-40-15 was not properly adopted on January 1, 2009, and that certain expenses were not properly accounted for when the goods or services were received. Consequently the errors have affected the general and administrative expenses for the three-months ended September 30, 2010.

We are therefore including in this Form 10-Q restated financial statements that replace the previously issued financial statements that were filed with Canadian securities regulators, in order to properly record the period end amounts of general and administrative expenses, change in fair value in derivative liability, the amounts of net loss for the period and loss per share and the ending deficit for the period ended September 30, 2010 on the unaudited interim consolidated statement of loss, derivative liability on the unaudited interim consolidated balance sheet, the amounts of common shares and additional paid-in capital on the unaudited interim consolidated statement of shareholders’ equity. These adjustments result in an increase in net loss and comprehensive loss by $2,186,607 (2009 - $629,533) and $2,987,189 (2009 - $1,653,275) for the three and nine months period ended September 30, 2010, an increase in the ending deficit by $4,618,234, a decrease in share capital by $21,715 and a decrease in additional paid in capital by $2,398,528, and increase in total liabilities by $7,038,477. The restatement also affected our statements of cash flows; the cash flows used in operating activities were overstated by $21,715 and the cash flows provided by financing activities were overstated by $21,715.

As a result of the restatement noted above, we have also amended our disclosures previously filed with Canadian securities regulators regarding the controls and procedures, which are disclosed in Item 4 of this Form 10-Q.

This quarterly report on Form 10-Q for the quarter ended September 30, 2010 includes only restatements of the above disclosures for the quarter ended September 30, 2010 that were previously issued by the Company and filed with Canadian securities regulators. The restatements do not (i) modify or update disclosures in such prior filings except as required to reflect the effects of the restatement or (ii) make revisions to the Notes to the Consolidated Financial Statements except for those which are required by or result from the effects of the restatement. For additional information regarding the restatement, see Note 7 to our Interim Unaudited Consolidated Financial Statements included in Part I - Item 1.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Financial Statements
September 30, 2010
(Unaudited -Restated)

(US dollars)

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Balance Sheets
(Unaudited)

	September 30, 2010	December 31, 2009
	(Restated – Note 7)	(Restated – Note 7)
Assets

Current assets:
Cash and cash equivalents	$7,808,244	$2,433,202
Receivables	31,754	24,604
Prepaid expenses and other current assets	27,031	19,490

Total current assets	7,867,029	2,477,296

Property and equipment, net	201,461	205,916
Reclamation financial assurance	286,653	286,653

Total Assets	$8,355,143	$2,969,865

Liabilities and Shareholders’ Equity (Capital Deficit)

Current liabilities:
Accounts payable	$364,453	$150,766
Accrued liabilities	-	77,821

Total current liabilities	364,453	228,587

Asset retirement obligations	189,550	177,564

Derivative liability (Note 7)	7,038,477	2,695,602

Total Liabilities	7,592,480	3,101,753

Shareholders’ Equity (Capital Deficit):
Preferred shares, no par value, 3,000,000 shares authorized; no shares outstanding
Common shares, no par value, 150,000,000 shares authorized; (September 30, 2010 – 94,128,383; December 31, 2009 – 88,378,383) shares issued and outstanding (Note 3)	56,314,267	50,205,634
Additional paid-in capital	3,569,371	3,130,549
Deficit accumulated during the exploration stage	(59,120,975)	(53,468,071)

Total shareholders’ equity (capital deficit)	762,663	(131,888)

Total Liabilities and Shareholders’ Equity (Capital Deficit)	$8,355,143	$2,969,865

Basis of presentation and ability to continue as a going concern (Note 1)
Commitments and contingencies (Note 4)

Approved by the Directors:

“H. L. Klingmann”	“C. Shynkaryk”
H. Lutz Klingmann, Director	Chester Shynkaryk, Director

See Notes to Unaudited Interim Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Statements of Loss
(Unaudited)

					Cumulative
					Amounts From
					Date of Inception
	Three Months	Three Months	Nine Months	Nine Months	(November 21,
	Ended	Ended	Ended	Ended	1985) Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010(restated	2009(restated	2010(restated	2009(restated	2010(restated
	– Note 7)	– Note 7)	– Note 7)	– Note 7)	– Note 7)

General and administrative expenses	$(706,455)	$(431,324)	$(2,647,764)	$(1,622,016)	$(22,375,564)
Asset impairment loss	-	-	-	-	(32,135,592)
Adjustment to asset retirement obligation on changes in cash flow estimates	-	-	-	-	223,583
Accretion expense	(3,996)	(3,353)	(11,986)	(10,059)	(67,367)
Increase in fair value of derivative liability (Note 7)	(2,429,443)	(629,533)	(3,008,904)	(1,653,275)	(5,104,205)
Gain on settlement of debt	-	-	-	-	136,627
Abandoned mineral property interests	-	-	-	-	(277,251)

	(3,139,894)	(1,064,210)	(5,668,654)	(3,285,350)	(59,599,769)
Interest expense	-	-	-	-	(913,098)
Interest income	14,767	7,061	15,750	9,968	1,615,736

Net loss and comprehensive loss for the period	$(3,125,127)	$(1,057,149)	$(5,652,904)	$(3,275,382)	$(58,897,131)

Loss per share, basic and diluted	$(0.03)	$(0.01)	$(0.06)	$(0.04)

Weighted average number of common shares outstanding	94,093,057	87,273,763	91,244,500	86,191,158

See Notes to Unaudited Interim Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)

					Deficit	Total
					Accumulated	Shareholders’
				Additional	During the	Equity
From the Date of Inception (November 21,	Common		Stock	Paid-in	Exploration	(Capital
1985) Through September 30, 2010	Shares	Amount	Subscription	Capital	Stage	Deficit)

November 21, 1985
Issuance of common shares for cash	1,425,001	$141,313	$-	$-	$-	$141,313
Net loss for the period	-	-	-	-	(15,032)	(15,032)

Balance, May 31, 1986	1,425,001	141,313	-	-	(15,032)	126,281

Issuance of common shares for cash	550,000	256,971	-	-	-	256,971
Issuance of common shares for mineral property	25,000	13,742	-	-	-	13,742
Net loss for the year	-	-	-	-	(58,907)	(58,907)

Balance, May 31, 1987	2,000,001	412,026	-	-	(73,939)	338,087

Issuance of common shares for cash	1,858,748	1,753,413	-	-	-	1,753,413
Net income for the year	-	-	-	-	38,739	38,739

Balance, May 31, 1988	3,858,749	2,165,439	-		(35,200)	2,130,239

Issuance of common shares for cash	1,328,750	1,814,133	-	-	-	1,814,133
Issuance of common shares for mineral property	100,000	227,819	-	-	-	227,819
Net loss for the year	-	-	-	-	(202,160)	(202,160)

Balance, May 31, 1989	5,287,499	4,207,391	-	-	(237,360)	3,970,031

Issuance of common shares for cash	1,769,767	2,771,815	-	-	-	2,771,815
Issuance of common shares for mineral property	8,875	14,855	-	-	-	14,855
Net loss for the year	-	-	-	-	(115,966)	(115,966)

Balance, May 31, 1990	7,066,141	6,994,061	-	-	(353,326)	6,640,735

Net income for the year	-	-	-	-	28,706	28,706

Balance, May 31, 1991	7,066,141	6,994,061	-	-	(324,620)	6,669,441

Net loss for the year	-	-	-	-	(157,931)	(157,931)

Balance, May 31, 1992	7,066,141	6,994,061	-	-	(482,551)	6,511,510

Net loss for the year	-	-	-	-	(285,391)	(285,391)

Balance, May 31, 1993	7,066,141	6,994,061	-	-	(767,942)	6,226,119

Issuance of common shares for cash	5,834,491	1,536,260	-	-	-	1,536,260
Share issuance costs	-	-	-	-	(18,160)	(18,160)
Issuance of common shares for mineral property	128,493	23,795	-	-	-	23,795
Net loss for the year	-	-	-	-	(158,193)	(158,193)

Balance, May 31, 1994	13,029,125	8,554,116	-	-	(944,295)	7,609,821

Issuance of common shares for cash	648,900	182,866	-	-	-	182,866
Net loss for the year	-	-	-	-	(219,576)	(219,576)

Balance, May 31, 1995	13,678,025	8,736,982	-	-	(1,163,871)	7,573,111

Issuance of common shares for cash	2,349,160	2,023,268	-	-	-	2,023,268
Issuance of common shares for debt	506,215	662,282	-	-	-	662,282
Issuance of 5,500,000 special warrants	-	9,453,437	-	-	-	9,453,437
Special warrants issuance costs	-	-	-	-	(100,726)	(100,726)
Net loss for the year	-	-	-	-	(426,380)	(426,380)

Balance, May 31, 1996	16,533,400	$20,875,969	$-	$-	$(1,690,977)	$19,184,992

See Notes to Unaudited Interim Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)

					Deficit	Total
					Accumulated	Shareholders’
				Additional	During the	Equity
From the Date of Inception (November 21,	Common		Stock	Paid-in	Exploration	(Capital
1985) Through September 30, 2010	Shares	Amount	Subscription	Capital	Stage	Deficit)

Balance carried forward from previous page	16,533,400	$20,875,969	$-	$-	$(1,690,977)	$19,184,992

Issuance of common shares for cash	18,000	10,060	-	-	-	10,060
Issuance of common shares for special warrants	5,500,000	-	-	-	-	-
Special warrants issuance costs	-	-	-	-	(123,806)	(123,806)
Net loss for the period	-	-	-	-	(348,948)	(348,948)

Balance, December 31, 1996	22,051,400	20,886,029	-	-	(2,163,731)	18,722,298

Issuance of common shares for cash	157,000	157,050	-	-	-	157,050
Issuance of 3,500,000 special warrants	-	5,287,315	-	-	-	5,287,315
Issuance of common shares for special warrants	3,500,000	-	-	-	-	-
Options to non-employee directors	-	-	-	70,200	-	70,200
Special warrants issuance costs	-	-	-	-	(163,313)	(163,313)
Net loss for the year	-	-	-	-	(1,047,869)	(1,047,869)

Balance, December 31, 1997	25,708,400	26,330,394	-	70,200	(3,374,913)	23,025,681

Issuance of common shares upon exercise of warrants	1,834,300	857,283	-	-	-	857,283
Issuance of common shares through conversion of debt	2,017,941	1,000,000	-	-	-	1,000,000
Share issuance costs	-	-	-	-	(6,060)	(6,060)
Issuance of common shares for cash	5,236,000	2,439,753	-	-	-	2,439,753
Options and re-priced options to non- employee directors	-	-	-	107,444	-	107,444
Net loss for the year	-	-	-	-	(971,595)	(971,595)

Balance, December 31, 1998	34,796,641	30,627,430	-	177,644	(4,352,568)	26,452,506

Issuance of 13,250,000 special warrants	-	3,350,915	-	-	-	3,350,915
Special warrants issuance costs	-		-	-	(166,620)	(166,620)
Issuance of common shares for special warrants	13,250,000	-	-	-	-	-
Net loss for the year	-	-	-	-	(564,657)	(564,657)

Balance, December 31, 1999	48,046,641	33,978,345	-	177,644	(5,083,845)	29,072,144

Cumulative effect of change in accounting for stock options	-	-	-	(177,644)	-	(177,644)
Stock subscription	-	-	200,000	-	-	200,000
Net loss for the year	-	-	-	-	(28,708,276)	(28,708,276)

Balance, December 31, 2000	48,046,641	33,978,345	200,000	-	(33,792,121)	386,224
Issuance of common shares through conversion of debt	406,250	65,000	-	-	-	65,000
Issuance of common shares for conversion of stock subscription	1,538,462	200,000	(200,000)	-	-	-
Share issuance costs	-	-	-	-	(3,337)	(3,337)
Net loss for the year	-	-	-	-	(262,059)	(262,059)

Balance, December 31, 2001	49,991,353	$34,243,345	$-	$-	$(34,057,517)	$185,828

See Notes to Unaudited Interim Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)

					Deficit	Total
					Accumulated	Shareholders’
				Additional	During the	Equity
From the Date of Inception (November 21,	Common		Stock	Paid-in	Exploration	(Capital
1985) Through September 30, 2010	Shares	Amount	Subscription	Capital	Stage	Deficit)

Balance carried forward from previous page	49,991,353	$34,243,345	$-	$-	$(34,057,517)	$185,828

Issuance of common shares through exercise of options	290,000	37,234	-	-	-	37,234
Issuance of common shares through exercise of warrants	1,520,836	243,334	-	-	-	243,334
Stock option compensation	-	-	-	21,456	-	21,456
Share issuance costs	-	-	-	-	(4,216)	(4,216)
Net loss for the year	-	-	-	-	(347,603)	(347,603)

Balance, December 31, 2002	51,802,189	34,523,913	-	21,456	(34,409,336)	136,033

Issuance of common shares through exercise of options	100,000	24,379	-	-	-	24,379
Equity component of convertible notes	-	-	-	375,000	-	375,000
Stock option compensation	-	-	-	127,326	-	127,326
Net loss for the year	-	-	-	-	(744,516)	(744,516)

Balance, December 31, 2003	51,902,189	34,548,292	-	523,782	(35,153,852)	(81,778)

Issuance of common shares for cash	8,000,000	3,036,282	-	-	-	3,036,282
Issuance of common shares for convertible notes	978,260	225,000	-	-	-	225,000
Issuance of common shares through exercise of options	200,000	55,861	-	-	-	55,861
Share issuance costs	-	-	-	-	(38,975)	(38,975)
Net loss for the year	-	-	-	-	(1,772,250)	(1,772,250)

Balance, December 31, 2004	61,080,449	37,865,435	-	523,782	(36,965,077)	1,424,140

Issuance of common shares through exercise of options	110,000	21,049	-	-	-	21,049
Stock option compensation	-	-	-	48,592	-	48,592
Net loss for the year	-	-	-	-	(1,476,324)	(1,476,324)

Balance, December 31, 2005	61,190,449	37,886,484	-	572,374	(38,441,401)	17,457

Issuance of common shares through private placement	7,200,000	1,614,716	-	1,520,899	-	3,135,615
Issuance of common shares through exercise of options	100,000	30,853	-	-	-	30,853
Issuance of common shares through exercise of warrants	8,978,260	4,659,173	-	-	-	4,659,173
Issuance of common shares for convertible notes	652,174	150,000	-	39,917	-	189,917
Stock option compensation	-	-	-	814,810	-	814,810
Modification of warrants	-	-	-	889,117	-	889,117
Share issuance costs	-	-	-	-	(62,888)	(62,888)
Net loss for the year	-	-	-	-	(4,910,036)	(4,910,036)

Balance, December 31, 2006	78,120,883	44,341,226	-	3,837,117	(43,414,325)	4,764,018

Issuance of common shares for exercise of options	290,000	127,652	-	-	-	127,652
Issuance of common shares for property	30,000	24,600	-	-	-	24,600
Net loss for the year	-	-	-	-	(2,006,482)	(2,006,482)

Balance, December 31, 2007	78,440,883	44,493,478	-	3,837,117	(45,420,807)	2,909,788

Issuance of common shares through exercise of warrants	7,200,000	4,184,425	-	-	-	4,184,425
Net loss for the year	-	-	-	-	(3,996,777)	(3,996,777)

Balance, December 31, 2008	85,640,883	$48,677,903	$-	$3,837,117	$(49,417,584)	$3,097,436

See Notes to Unaudited Interim Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)

					Deficit	Total
					Accumulated	Shareholders’
				Additional	During the	Equity
From the Date of Inception (November 21,	Common		Stock	Paid-in	Exploration	(Capital
1985) Through September 30, 2010	Shares	Amount	Subscription	Capital	Stage	Deficit)

Balance carried forward from previous page	85,640,883	$48,677,903	$-	$3,837,117	$(49,417,584)	$3,097,436

Cumulative effect of change in accounting principle (Note 7)	-	-	-	(863,402)	464,255	(399,147)
Issuance of common shares through private placement	2,337,500	1,396,646	-	-	-	1,396,646
Issuance of common shares through exercise of options	400,000	131,085	-	-	-	131,085
Reclassification of derivative liability on the exercise of stock options (Note 7)	-	-	-	156,834	-	156,834
Net loss for the year, restated	-	-	-	-	(4,514,742)	(4,514,742)

Balance, December 31, 2009 (restated)	88,378,383	50,205,634	-	3,130,549	(53,468,071)	(131,888)

Issuance of common shares through exercise of options	750,000	246,600	-	-	-	246,600
Reclassification of derivative liability on the exercise of stock options (Note 7)	-	-	-	438,822	-	438,822
Issuance of common shares through private placement (Note 3)	5,000,000	5,907,798	-	-	-	5,907,798
Share issue costs	-	(45,765)	-	-	-	(45,765)
Net loss for the period (Note 7)	-	-	-	-	(5,652,904)	(5,652,904)

Balance, September 30, 2010	94,128,383	$56,314,267	$-	$3,569,371	$(59,120,975)	$762,663

See Notes to Unaudited Interim Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Statement of Cash Flows
(Unaudited)

			Cumulative Amounts
			From Date of
			Inception
	Nine Months	Nine Months	(November 21,
	Ended	Ended	1985) Through
	September 30,	September 30,	September 30,
	2010(restated –	2009(restated –	2010(restated – Note
	Note 7)	Note 7)	7)

Operating activities:
Net loss for the period	$(5,652,904)	$(3,275,382)	$(58,897,131)
Adjustments to reconcile net loss to cash used in operating activities:
Asset impairment loss	-	-	32,135,592
Abandoned mineral property interests	-	-	277,251
Amortization and depreciation	4,455	4,518	466,256
Amortization of debt discount	-	-	375,000
Adjustment to asset retirement obligation based on changes in cash flow estimates	-	-	(223,583)
Accretion expense	11,986	10,059	67,367
Change in fair value of derivative liability	3,008,904	1,653,275	5,104,205
Gain on disposition of property and equipment	-	-	(10,032)
Stock option compensation	46,275	209,055	1,416,448
Financing charges related to modification of warrants	-	-	889,117
Mineral property expenditures	-	-	(22,395,449)
Changes in assets and liabilities:
Receivables	(7,150)	(8,897)	(31,754)
Prepaid expenses and other current assets	(7,541)	(9,980)	(113,940)
Accounts payable and accrued liabilities	135,866	(172,912)	404,370
Royalty and mining rights payable	-	(48,034)	-

Cash used in operating activities	(2,460,109)	(1,638,298)	(40,536,283)

Investing activities:
Purchase of mineral properties	-	-	(7,803,356)
Deposits on mineral properties	-	-	(1,017,551)
Purchase of reclamation bonds	-	(14,845)	(286,653)
Purchase of property and equipment	-	-	(1,313,838)
Proceeds from sale of property and equipment	-	-	47,153

Cash used in investing activities	-	(14,845)	(10,374,245)

Financing activities:
Borrowing under long-term debt	-	-	3,918,187
Payment of long-term debt	-	-	(2,105,905)
Proceeds from convertible debt	-	-	440,000
Issuance of common shares for cash	7,634,316	1,439,368	28,871,618
Share issuance costs	(45,765)	-	(733,866)
Issuance of special warrants	-	-	18,091,667
Issuance of common shares upon exercise of stock options	246,600	65,009	536,190
Issuance of common shares upon exercise of warrants	-	-	9,700,881

Cash provided by financing activities	7,835,151	1,504,377	58,718,772

Net change in cash and cash equivalents	5,375,042	(148,766)	7,808,244

Cash and cash equivalents, beginning balance	2,433,202	3,033,771	-

Cash and cash equivalents, ending balance	$7,808,244	$2,885,005	$7,808,244

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Nine Months Ended September 30, 2010
(Unaudited)

1.	Basis of Presentation and Ability to Continue as a Going Concern

These unaudited interim consolidated financial statements are presented in accordance with United States generally accepted accounting principles for interim financial statements, and are stated in US dollars. They do not include all the note disclosures required for annual financial statements. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2009 and the notes thereto included in the Company’s annual report for the year ended December 31, 2009. The Company follows the same accounting policies in the preparation of interim reports, except as disclosed under Note 2.

The Company has had no revenues from operations since inception and as at September 30, 2010 has a deficit of $59,120,975 accumulated during the exploration stage. Management plans to control current costs and does not anticipate requiring additional financing to fund Company activities over the next twelve months. In addition, management plans to secure equity and/or debt or joint venture financing to fund construction of the operating facility at the Soledad property (“Soledad”) once a feasibility study has been concluded and a production decision has been made. The ability of the Company to obtain financing for its ongoing activities and thus maintain solvency, or to fund construction of the operating facility at Soledad, is dependent on equity market conditions, the market for precious metals, the willingness of other parties to lend the Company money or the ability to find a joint venture partner. While the Company has been successful at certain of these efforts in the past, there can be no assurance that future efforts will be successful. This raises substantial doubt about the Company’s ability to continue as a going concern.

These unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the information contained therein. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results expected for any subsequent quarter or for the year ending December 31, 2010.

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
For the Nine Months Ended September 30, 2010
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
For the Nine Months Ended September 30, 2010
(Unaudited)

3.	Share Capital

Common Shares

In July 2009, the Company issued 2,337,500 common shares at C$0.65 per share for proceeds of $1,396,646 (C$1,519,375).

During the three-month period from September to December 2009, 400,000 stock options were exercised and the Company issued 400,000 common shares at C$0.35 per share for proceeds of $131,085 (C$140,000).

In January 2010, 700,000 stock options were exercised and the Company issued 700,000 common shares at C$0.35 per share for proceeds of $234,113 (C$245,000).

On June 1, 2010, the Company issued 5,000,000 units at C$1.60 per unit for gross proceeds of $7,634,316 (C$8,000,000) and incurred professional fees of $45,765 as share issuance costs. Each unit consisted of one common share, one-quarter of one Class A purchase warrant and one-quarter of one Class B purchase warrant. Each whole Class A warrant is exercisable to acquire one additional common share of the Company at a price of C$1.75. Each Class B warrant is exercisable to acquire one additional common share of the Company at a price of C$2.00. Both Class A and Class B warrants expire December 1, 2011. The aggregate fair value of the Class A and B purchase warrants was $1,726,518 and the Company allocated the remaining proceeds of $5,907,798 to the common shares. The fair value of the warrants was determined using the Black-Scholes option pricing model with assumptions as set out below:

September 30, 2010

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

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Nine Months Ended September 30, 2010
(Unaudited)

3.	Share Capital (continued)

Stock Options

In April 2010, the Company granted 50,000 stock options to consultants, which are exercisable at C$1.24 per share and expire on April 18, 2015. The total fair value of the options granted was $46,275.

		Weighted
		Average
		Exercise Price
	Shares	Per Share
Options outstanding and exercisable, December 31, 2008	2,300,000	C$0.57
Granted	1,950,000	C$0.26
Exercised	(400,000)	C$0.35
Options outstanding and exercisable, December 31, 2009	3,850,000	C$0.44
Granted	50,000	C$1.24
Exercised	(750,000)	C$0.34

Options outstanding and exercisable, September 30, 2010	3,150,000	C$0.47

The following table summarizes information about stock options outstanding at September 30, 2010:

		Weighted-Average
	Weighted Average	Contractual Life
Number	Exercise Price	(Years)	Expiry Date

1,200,000	C$0.77	0.55	April 20, 2011
1,900,000	C$0.26	3.33	January 28, 2014
50,000	C$1.24	4.55	April 18, 2015

3,150,000	C$0.47	2.56

The Company applies the fair value method in accounting for its stock options granted to directors, officers and consultants using the Black-Scholes option pricing model. The stock-based compensation expense was $46,275 (2009 - $209,055). The fair value of stock options granted as above is calculated using the following weighted average assumptions:

	September 30,	September 30,
	2010	2009

Expected life years	5	5
Interest rate	1.95%	2.03%
Volatility	106%	70.30%
Dividend yield	0%	0%

As at September 30, 2010, the aggregate intrinsic value of the outstanding exercisable options was approximately $4,797,000 (2009 - $1,560,000). The total intrinsic value of options exercised during the nine months ended September 30, 2010 was approximately $435,000 (2009 - $77,000).

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Nine Months Ended September 30, 2010
(Unaudited)

3.	Share Capital (continued) Warrants

The following is a summary of warrant status at September 30, 2010:

		Weighted-	Average
		Average	Contract-
		Exercise Price	ual Life
	Shares	Per Share	(Years)	Expiry Date

Outstanding and exercisable, January 1, 2010	-	-	-	-
Issued:
Class A	1,250,000	C$1.75	1.50	December 1, 2011
Class B	1,250,000	C$2.00	1.50	December 1, 2011

Outstanding and exercisable, September 30, 2010	2,500,000	C$1.88	-

As at September 30, 2010, the aggregate intrinsic value of the outstanding exercisable warrants was approximately $447,000 (2009 - $Nil).

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Nine Months Ended September 30, 2010
(Unaudited)

4.	Commitments and Contingencies

The Company has acquired a number of mineral properties outright and has acquired exclusive rights to explore, develop and mine the Property under various agreements with landowners.

Agreements are typically subject to sliding scale royalties on either gross or net smelter returns ranging from 1.0% to 7.5%.

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

In 2004, the Company entered into an agreement with the President of the Company to issue 300,000 bonus shares upon completion of certain milestones. Upon receipt by the Company of a bankable feasibility study and the decision to place the Property into commercial production, a bonus of 150,000 common shares would be issued. Upon commencement of commercial production on the Property, a bonus of 150,000 common shares would be issued. In May 2010, the Company entered into an amendment to the agreement whereby the 300,000 bonus shares would alternatively be issuable upon a change of control transaction or upon a sale of all or substantially all of the Company’s assets, having a value at or above $1.00 per share of the Company, with a further 300,000 bonus shares being issuable in the event the change of control transaction or asset sale occurred at a value at or above $1.50 per share. The agreement is for a term of three years and shall automatically renew for two years. As at September 30, 2010, the milestones had not been reached and no accrual was made in connection with these arrangements.

5.	Related Party Transactions

Except as noted elsewhere in these consolidated financial statements, related party transactions are disclosed as follows:

For the three and nine months ended September 30, 2010, $ 32,500 and $102,600 (2009 - $30,900 and $87,300) was paid to Mr. H. L. Klingmann for services as President of the Company and $4,300 and $13,000 (2009 - $4,100 and $12,000) was paid to Mr. Chester Shynkaryk for consulting services to the Company.

All of the above transactions and balances are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Nine Months Ended September 30, 2010
(Unaudited)

6.	Supplemental Disclosure Cash Flows Disclosure

			Cumulative
			Amounts From Date
	Nine-month	Nine-month	of Inception
	period ended	period ended	(November 21,
	September 30,	September 30,	1985) through
	2010	2009	September 30, 2010

Cash paid during year for:
Interest	$-	$-	$1,192,911
Income taxes	$-	$-	$-

Non-cash financing and investing activities:		-
Reclassification of derivative liability for exercised stock options	$438,822	$78,533	$595,656
Stock option compensation	$46,275	$209,055	$1,416,448
Financing charges related to modification of warrants term	$-	$-	$889,117
Exchange of notes for common shares	$-	$-	$1,727,282
Exchange of note for future royalty payments	$-	$-	$150,000
Common shares issued for mineral property	$-	$-	$304,811
Mineral property acquired through the issuance of long-term debt	$-	$-	$1,084,833
Common shares issued upon conversion of convertible debt	$-	$-	$414,917
Asset retirement obligations	$11,986	$10,059	$189,550

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Nine Months Ended September 30, 2010
(Unaudited)

7.	Restatements

a)

Subsequent to the issuance of the Company’s December 31, 2009 consolidated financial statements, and the unaudited interim consolidated financial statements for the period ended September 30, 2010, management discovered an error in connection with the guidance of ASC 815-40-15 in respect of the Company’s outstanding stock options. As at January 1, 2009, the date on which the guidance of ASC 815-40-15 became effective for the Company, these stock options met the criteria of a derivative instrument liability because they were exercisable in a currency other than the functional currency of the Company and thus do not meet the “fixed-for-fixed” criteria of that guidance. As a result, the Company was required to separately account for the stock options as a derivative instrument liability recorded at fair value and marked-to-market each period with the changes in the fair value each period charged or credited to income.

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
For the Nine Months Ended September 30, 2010
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
For the Nine Months Ended September 30, 2010
(Unaudited)

7.	Restatement (continued)

b) Restatement related to the unaudited interim consolidated financial statements for the period ended September 30, 2010 and 2009:

(i)

Subsequent to the issuance of the Company’s unaudited interim consolidated financial statements for the period ended September 30, 2010, management discovered an error in the general and administrative expense. The Company has consumed and received goods and services of $237,944 for the three months period ended June 30, 2010 but did not record the amounts until for the three months period ended September 30, 2010. In addition, the Company had revised the stock based compensation expense from $41,383 to $46,275 for the three months ended September 30, 2010 when the amount should have been recorded for the three months ended June 30, 2010. As a result of these errors, general and administrative expense for the three months ended on September 30, 2010 was overstated by$242,836.

(ii)

The Company had previously expensed share issuance costs of $21,715 as general and administrative expense for the three-month period ended June 30, 2010. As a result, general and administrative expense and share capital for the nine-month period ended September 30, 2010 were overstated by $21,715.

(iii)

During the nine-month period ended September 30, 2010, a total of 750,000 stock options included in the derivative liability were exercised. Upon exercise of these options, the portion of the derivative liability that pertained to these options was re-measured and recorded at its fair value of $438,822. The Company measured the fair value of the derivative liability pertaining to the options exercised using the Black- Scholes pricing model with the following range of assumptions: expected volatility – 33% - 78%, expected life – 0.01 – 0.06 years, risk-free discount rate – 1.17% - 1.29%, dividend yield – 0.00%.

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

As of September 30, 2010 and September 30, 2009, the Company had re-measured the remaining outstanding options and determined the fair value of the derivative liability to be $5,153,151 and $2,331,878 respectively using the Black-Scholes option pricing model using the following assumptions:

	September 30, 2010	September 30, 2009

Risk-free interest rate	1.36% -2.01%	0.25% to 2.39%
Expected life of derivative liability	0.55 to 4.55 years	0.34 to 4.33 years
Expected volatility	65% to 115%	93% to 151%
Dividend rate	0.00%	0.00%

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Nine Months Ended September 30, 2010
(Unaudited)

7.	Restatements (continued)

b) Restatement related to the unaudited interim consolidated financial statements for the period ended September 30, 2010 and 2009 (continued): As of September 30, 2010, the Company had re-measured the remaining outstanding warrants and determined the fair value of the derivative liability to be $1,885,326 (2009 - $Nil) using the Black-Scholes option pricing model using the following assumptions:

September 30, 2010

Risk-free interest rate	1.36%
Expected life of derivative liability	1.17 years
Expected volatility	80%
Dividend rate	0.00%

The unaudited interim consolidated balance sheet of the Company as at September 30, 2010 has been restated for the effect of this change as follows:

	As previously
	reported	Adjustment	Restated
Derivative liability	$-	$7,038,477	$7,038,477
Share capital	$56,335,982	$(21,715)	$56,314,267
Additional paid in capital	$5,967,899	$(2,398,528)	$3,569,371
Ending accumulated deficit	$(54,502,741)	$(4,618,234)	$(59,120,975)

The unaudited interim consolidated statements of loss have been restated for the effect of this change as follows:

	As previously
	reported	Adjustment	Restated
For the three months ended September 30, 2010:
Increase in fair value of derivative liability	$-	$(2,429,443)	$(2,429,443)
General and administrative expenses	$(949,291)	$242,836	$(706,455)
Net loss and comprehensive loss for the period	$(938,520)	$(2,186,607)	$(3,125,127)
Loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.03)
For the three months ended September 30, 2009:
Increase in fair value of derivative liability	$-	$(629,533)	$(629,533)
Net loss and comprehensive loss for the period	$(427,616)	$(629,533)	$(1,057,149)
Loss per share, basic and diluted	$(0.01)	$-	$(0.01)

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Nine Months Ended September 30, 2010
(Unaudited)

7.	Restatements (continued)

b) Restatement related to the unaudited interim consolidated financial statements for the period ended September 30, 2010 and 2009 (continued):

The unaudited interim consolidated statements of loss have been restated for the effect of this change as follows (continued):

	As previously
	reported		Adjustment	Restated
For the nine months ended September 30, 2010:
Increase in fair value of derivative liability	$-		$(3,008,904)	$(3,008,904)
General and administrative expenses	$(2,669,479)		$21,715	$(2,647,764)
Net loss and comprehensive loss for the period	$(2,665,715)	$	(2,987,189)	$(5,652,904)
Cumulative amounts from date of inception (November 21, 1985) through September 30, 2010	$(53,814,641)		$(5,082,490)	$(58,897,131)
Loss per share, basic and diluted	$(0.03)		$(0.03)	$(0.06)
For the nine months ended September 30, 2009:
Increase in fair value of derivative liability	$-		$(1,653,275)	$(1,653,275)
Net loss and comprehensive loss for the period	$(1,622,107)		$(1,653,275)	$(3,275,382)
Loss per share, basic and diluted	$(0.02)		$(0.02)	$(0.04)

The impact of the adoption of ASC 815-40-15 is of a non-cash nature. Therefore, there is no change in total operating, investing, and financing activities on the consolidated statement of cash flows.

The unaudited interim consolidated statements of cash flows of the Company for the nine months ended September 30, 2010 has been restated for the effect of the errors described in Note 7(b) (ii) above:

	As previously
	reported	Adjustment	Restated
Cash flows used in operating activities	$(2,481,824)	$21,715	$(2,460,109)

Cash used in operating activities, cumulative amount from date of inception (November 21, 1985) through September 30, 2010	$(40,557,998)	$21,715	$(40,536,283)

Cash flows provided by financing activities	$7,856,866	$(21,715)	$7,835,151

Cash provided by financing activities, cumulative amount from date of inception (November 21, 1985) through September 30, 2010	$58,740,487	$(21,715)	$58,718,772

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion of the operating results and financial position of Golden Queen Mining Co. Ltd. (the “Company”) is as at November 17, 2010 and should be read in conjunction with the consolidated financial statements of the Company for the quarter ended September 30, 2010 and the notes thereto.

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

The Company also requires Authority to Construct permits to begin mining and processing operations on its Property. The Company’s consulting engineers are completing applications for these permits and it is expected that these will be submitted to Eastern Kern Air Pollution Control District (“EKAPCD) in early December 2010. ECAPCD can now prepare and issue Authority to Construct permits as the SEIR has been certified. The Authority to Construct permits are converted to a Permit To Operate after construction has been completed and subject to inspection by the ECAPCD.

It is important to note that the Bureau of Land Management (the “BLM”) has confirmed that its Record of Decision approving the Plan of Operations under NEPA in November 1997 remains valid and that no additional reviews or approvals are required from the BLM before GQM can proceed with the Project.

Results of Operations

Following are the results of operations for the three month period and nine month period ended September 30, 2010, and the corresponding periods ended September 30, 2009.

The Company had no revenue from operations.

During the quarter, the Company incurred general and administrative expenses of $706,455 (2009 - $431,324). For the nine month period ended September 30, 2010 the Company incurred general and administrative expenses of $22,647,764 (2009 - $1,622,016).

Costs were significantly higher for the quarter and nine month period ended September 30, 2010 when compared with the same period in 2009, due to the following non-recurring costs:

  Legal fees were incurred in support of ongoing efforts to secure permits for the Project, and
  Consulting engineering fees were higher due to the significant amount of detailed engineering completed for Project facilities. The detailed engineering allows contractors to provide cost estimates for construction of the facilities.

Interest income of $14,767 (2009 - $7,061) was higher by $7,706 as there was more cash on deposit. Interest rates remained low during the quarter. There was no interest expense during the quarter.

The Company incurred a net loss of $3,125,127 (or $0.03 per share) during the quarter and $5,668,654 (or $0.06 per share) during the nine month period ended September 30, 2010, as compared to a net loss of $1,057,149 (or $0.01 per share) during the third quarter of 2009 and $3,275,382 during the nine month period ended September 30, 2009 (or $0.04 per share).

Summary of Quarterly Results

Results for the eight most recent quarters are set out in the table below.

Results for the quarter ended on:	Sept. 30, 2010	June 30, 2010	March 31, 2010	Dec. 31, 2009
Item	$	$	$	$
Revenue	Nil	Nil	Nil	Nil
Net loss for the quarter	3,125,127	2,406,367	326,305	1,239,360
Net loss per share	0.03	0.03	0.00	0.02

Results for the quarter ended on:	Sept. 30, 2009	June 30, 2009	March 31, 2009	Dec. 31, 2008
Item	$	$	$	$
Revenue	Nil	Nil	Nil	Nil
Net loss for the quarter	1,057,149	1,230,829	987,404	1,223,439
Net loss per share	0.01	0.01	0.01	0.01

The results of operations can vary from quarter to quarter depending upon the nature, timing and cost of activities undertaken during the quarter and whether or not the Company incurs gains or losses on foreign exchange grants stock options or makes adjustments on quarterly or annual financial statements.

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

The asset retirement obligation accrual is estimated at $189,550 and this is shown as a liability on the consolidated balance sheet. The actual obligation could differ materially from these estimates.

Advance Minimum Royalties

Advance minimum royalties of $22,167 were paid to landholders in the third quarter of 2010.

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

Transactions with Related Parties

For the three and nine months ended September 30, 2010, $ 32,500 and $102,600 (2009 - $30,900 and $87,300) was paid to Mr. H. L. Klingmann for services as President of the Company and $4,300 and $13,000 (2009 - $4,100 and $12,000) was paid to Mr. Chester Shynkaryk for consulting services to the Company.

The Company amended a consulting services agreement originally entered into in 2004 with Mr. H. Lutz Klingmann, the President of the Company, in May of 2010. Under the original agreement, upon receipt by the Company of a bankable feasibility study and the decision to place the Property into commercial production, a bonus of 150,000 common shares would be issued and upon commencement of commercial production on the Property, a bonus of 150,000 common shares would be issued. Pursuant to the amended agreement, an alternative 300,000 bonus shares would be issuable upon a change of control transaction or upon a sale of all or substantially all of the Company’s assets, having a value at or above C$1.00 per share of the Company, with a further 300,000 bonus shares being issuable in the event the change of control transaction or asset sale occurred at a value at or above C$1.50 per share. As at September 30, 2010, the milestones had not been reached and no accrual was made in connection with these arrangements.

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

Private Placement

The Company completed a non-brokered private placement with Gammon Gold Inc. on June 1, 2010, whereby Gammon Gold purchased 5,000,000 units of the Company at a price of C$1.60 per unit for total proceeds of $7,634,316 (C$8,000,000). Each unit consists of one common share, one quarter of one Class A Warrant, and one quarter of one Class B Warrant. Each Class A Warrant entitles Gammon Gold to purchase a common share at a price of C$1.75 for a period of 18 months from the closing date. Each Class B Warrant entitles Gammon Gold to purchase one common share at a price of C$2.00 for a period of 18 months from the closing date. The aggregate fair value of the Class A and B purchase warrants was $1,726,518 and the amount has been recorded as derivative liability and the Company allocated the remaining proceeds of $5,907,798 to the common shares.

Subject to certain conditions, Gammon Gold Inc. was granted the right to participate in future financings to maintain its equity position in the Company.

Liquidity and Capital Resources

The Company held $7,808,244 in cash and cash equivalents on September 30, 2010.

Cash used in Operating Activities

During the period ended September 30, 2010, the Company incurred significant expenditures in legal fees in connection with permit approvals, and for detailed engineering fees in connection with Project facilities.

Cash from Financing Activities:

Cash was received from financing activities during the nine months ended September 30, 2010 and for the comparable period in 2009 as follows:

  $246,600 pursuant to the exercise of options on 750,000 shares @ C$0.35 and 50,000 shares @ $0.26 ($16,252 pursuant to the exercise of options on 100,000 shares @ C$0.35) and
  $7,634,316 pursuant to a private placement of units to Gammon Gold Inc. ($1,439,368 pursuant to a private placement of 2,337,500 shares to five placees).

Cash used in Investing Activities:

The Company did not incur expenditures in investing activities during the three and nine months ended September 30, 2010 and 2009.

Working Capital

The Company has no long-term debt.

Management does not expect that additional cash will be required beyond cash currently on hand for ongoing work on permits for the Project, for paying advance minimum royalties, for additional property purchases, for detailed engineering of facilities for the Project and ongoing work on site, and for general corporate purposes to the end of 2011. Refer also to Outlook below.

Outstanding Share Data

The number of shares issued and outstanding and the fully diluted share position are set out in the table below.

Golden Queen Mining Co. Ltd.

	No. of
Item	Shares
Shares issued and outstanding on Dec. 31, 2009	88,378,383
Shares issued pursuant to the exercise of stock options	700,000
Gammon Gold Inc. private placement	5,000,000
Shares issued and outstanding on June 30, 2010	94,078,383
Shares issued pursuant to the exercise of stock options	50,000
Shares issued and outstanding on September 30, 2010	94,128,383	Exercise Price	Expiry Date
Gammon Gold Inc. warrants	2,500,000	C1.75 & C2.00	1/12/2011
Director and employee stock options	1,200,000	C$0.77	20/04/11
Director and employee stock options	1,950,000	C$0.26 & C1.24	28/01/14 & 18/04/15
Shares to be issued as a finders fee	100,000	Not Applicable	Not Applicable
Bonus shares to H.L. Klingmann	600,000	Not Applicable	Not Applicable
Fully diluted on September 30, 2010	100,478,383

The company's authorized share capital is 150,000,000 common shares with no par value.

Outlook

The Company plans to put the Project into production as an open pit heap leach operation and to construct facilities to process ore at a rate of 4,500,000 tonnes (5,000,000 tons) per year and these have been reduced from the earlier planned mining rates. Projected life of the open pit heap leach operation has increased from 7 years to 12 years. The Company also plans to produce and sell aggregate for up to 30 years. These plans are subject to management making a production decision.

Management is evaluating financing options with a view to making a production decision as soon as all permits have been secured.

If permits are secured for the Project and a production decision is made, the Company will need significant additional financing to develop the Project into an operating mine. Capital costs for mining projects are increasing rapidly and the Company is currently re-estimating these costs. The Company believes that financing for the Project can be secured if gold and silver prices remain at or above $600.00/oz and $12.50/oz respectively and these are the prices used for the feasibility study base case cash flow projections that were released on December 14, 2007. Gold and silver prices averaged $972.35/oz and $14.67/oz in 2009 and closing prices on November 17, 2010 were $1,213.00/oz and $17.95/oz respectively.

It is not expected that the Company will hedge any of its gold or silver production.

The ability of the Company to put the Project into production is subject to numerous risks, certain of which are disclosed in the Company’s latest Form 10-K filing with the SEC and amendments thereto. Readers should evaluate the Company’s prospects in light of these and other risk factors.

Special Meeting of Shareholders

The Company held a special meeting of shareholders on September 1, 2010 at which the Company adopted new corporate Articles and increased its authorized capital to 150,000,000 common shares.

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

Capitalized amounts (including capitalized development costs) are also written down if future cash flows, including potential sales proceeds, related to the mineral property are estimated to be less than the property’s total carrying value. Management reviews the carrying value of each mineral property periodically, and, whenever events or changes in circumstances indicate that the carrying value may not be recoverable, makes the necessary adjustments. Reductions in the carrying value of a property would be recorded to the extent that the total carrying value of the mineral property exceeds its estimated fair value. A write-down of $167,898 in mineral property interests was recorded for the year ended December 31, 2009. There was no write-down in mineral property interests recorded for the nine months ended September 30, 2010.

Asset Retirement Obligations

In accordance with the Accounting for Asset Retirement Obligations, the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company has recorded an asset retirement obligation to reflect its legal obligations related to future abandonment of its mineral property using estimated expected cash flow associated with the obligation and discounting the amount using a credit-adjusted, risk-free interest rate. At least annually, the Company reassesses the obligation to determine whether or not a change in any estimated obligation is necessary. The asset retirement obligation recorded as a liability on the Interim Consolidated Balance Sheet is $189,550 as at September 30, 2010 (2009 - $172,962).

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

Item 4. Controls and Procedures

Restatement

We have restated our financial statements for the periods ended September 30, 2010 and 2009 that were previously issued and filed with Canadian securities regulators. The restatements were to correct bookkeeping error in general and administrative expense as of September 30, 2010 and an error that was made in connection with the Company’s adoption of a new accounting pronouncement, ASC 815-40-15 which came into effect on January 1, 2009 and for each of the reporting period thereafter.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out a re-evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This re-evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010, our disclosure controls and procedures were not effective as at the end of the period covered by this report.

On December 7, 2010, the Company announced that following an internal review by our Company and our independent auditors, the Company would include restated historical financial statements in this quarterly report for the period ended September 30, 2010. The historical financial statements were previously issued and filed with Canadian securities regulators. Our conclusion to restate the above period resulted in the company recognizing that its disclosure controls and procedures were not effective as of the period ended September 30, 2010 and constituted material weaknesses.

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

Date: February 11, 2011

GOLDEN QUEEN MINING CO. LTD.
(Registrant)

By:	/s/ Lutz Klingmann
Lutz Klingmann
Principal Executive Officer and
Principal Financial Officer