Form 10-K
period 2010-12-31
GOLDEN QUEEN MINING CO LTD
filed 2011-03-31
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 94,228,383 common shares as at February 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K, which Proxy Statement is to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2010.

Form 10-K

Table of Contents

Part	Item No.

I	1	Business
	1A	Risk Factors
	1B	Unresolved Staff Comments
	2	Properties
	3	Legal Proceedings
	4	(Removed and Reserved)
II	5	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
	6	Selected Financial Data
	7	Management’s Discussion and Analysis of Financial Condition and Results of Operation
	7A	Quantitative and Qualitative Disclosures About Market Risk
	8	Financial Statements and Supplementary Data
	9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
	9A	Controls and Procedures
	9B	Other Information
III	10	Directors, Executive Officers and Corporate Governance
	11	Executive Compensation
	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
	13	Certain Relationships and Related Transactions and Director Independence
	14	Principal Accountant Fees and Services
IV	15	Exhibits, Financial Statement Schedules
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

Grade - A term used to assign value to resources and reserves, such as gram per tonne (g/t) or troy ounces per ton (oz/ton). Grades are reported both in Imperial and Metric units in this Form 10-K.

Heap leaching – A process for extracting gold and/or silver, which typically allows dilute cyanide solutions to percolate through run-of-mine or crushed ore heaped on an impervious pad to dissolve the gold and/or silver.

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

The Company explored for gold and silver on the Property and did extensive engineering work on the Project between 1988 and 1999. M3 Engineering and Technology Corporation (“M3”), Tucson, Arizona completed a preliminary feasibility study for the Project in 1998 with gold and silver prices of $350/oz and $5.50/oz respectively. The Company did additional drilling and underground sampling in 1998 and 1999.

The Company had previously reported that it expected to begin producing gold and silver from the Project during the second half of 1998, based on the M3 preliminary feasibility study and once approvals and permits had been secured. Because of relatively low gold and silver prices in the late 1990s and in early 2000 however, the Company was not able to obtain financing for the Project and the Project was therefore put on hold in late 2000. Employees were laid off and costs were reduced to the minimum required to maintain rights to the Property. The major landholders agreed to a 3-year moratorium on advance minimum royalty and other property payments or until the prices of gold and silver improved. The Company recorded an asset impairment loss of $28,547,592 for the year ended December 31, 2000 and this asset impairment loss reduced the carrying value of mineral properties and other assets to their estimated, net realizable value.

The Project remained on hold in 2010 pending the receipt of outstanding approvals and permits for the Project.

In order to update the prospects for the economic exploitation of the Soledad Mountain mineral deposit, the Company initiated a detailed review of the Project in mid-2002 to identify new approaches that would reduce both the capital cost to the start of production and future operating costs. The review was supported and complimented by a substantial amount of work done by independent engineers and contractors. The review was documented and compiled into an in-house report to assist management in determining the prospects for development of the Project at gold and silver prices prevailing in late-2006. The review indicated reasonable prospects for the development of the Project and this was the basis for the work on the Project that has continued to date.

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

The Company engaged SRK Consulting (U.S.), Inc. (“SRK”), Lakewood, Colorado in 2005 to prepare a NI 43-101 compliant technical report (the “Technical Report (SRK)”) to validate and confirm the mineral resource estimates in compliance with NI 43-101. SRK released the Technical Report (SRK) on March 6, 2006 and this confirmed the mineral resource estimates (see “Exploration & Mineral Resources” heading below).

The Company engaged Norwest Corporation (“Norwest”), Vancouver in 2007 to prepare a further NI 43-101 compliant technical report (the “Technical Report (Norwest)”) to assess mineral reserves for the Project as part of an independent feasibility study based upon the technical work that had been completed to the end of 2006. The results of the Norwest study were disclosed in a press release on December 14, 2007 (see “Mineral Reserves” heading below).

The Company engaged Norwest in June 2010 to update the feasibility study to reflect current market conditions. It is expected that the results of the updated feasibility study will be released in the second quarter of 2011.

The Project will produce two different types of materials with overlapping time frames. Metal mining and heap leach operation as presently defined is approximately one year of construction, twelve years of mining, thirteen years of leaching for the production of gold and silver (which overlaps with the twelve years of mining), and a further two years of rinsing and drain-down. The production and sale of aggregate is expected to commence fairly early in the mine life and continue for up to thirty years or until the stockpile of quality waste rock has been exhausted. The Company also plans to process and sell leached and rinsed residues from the heap leach operation for a range of uses to local and regional markets. Reclamation will proceed concurrently where feasible, but is nonetheless expected to require two years following cessation of all mining, and a further three years of post-closure monitoring. Monitoring will continue until the reclamation success criteria are met.

There are a number of risks associated with the Project and readers are urged to consider these risks and possible other risks, in order to obtain an understanding of the Project (see “Item 1A. Risk Factors” heading below).

The registered office of the Company is located at 1200 - 750 West Pender Street, Vancouver, BC, Canada V6C 2T8 and its executive offices are located at 6411 Imperial Ave., West Vancouver, BC, Canada, V7W 2J5.

The U.S. dollar is used in this Form 10-K and quantities are reported in Metric units with Imperial units in brackets.

Project Background

The Project is located approximately 8km (5miles) south of Mojave in Kern County in southern California. See Figure 1, property location map under below.

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

Extensive programs of mapping, diamond drilling, reverse-circulation drilling and underground diamond drilling and channel sampling were carried out on the Property between 1985 and 1999. Company geologists and engineers managed these programs. The geological database today includes the crosscut assay data recorded on linens by Gold Fields between 1933 and 1942 and the results of exploration done on the Property by Rosario Exploration and Shell/Billiton. The database contains 71,325 samples, generated from over 113,593m (372,649ft) of drilling and sampling of underground crosscuts.

Ore zones were shaped manually by Company geologists to define continuity with a low-grade cutoff grade of 0.274g/t AuEq (0.008oz/ton AuEq). Prices for gold and silver of $325.00/oz and $6.00/oz and recoveries for gold and silver of 78.0% and 60.0% respectively were used to calculate the gold-equivalent cutoff grade for this purpose.

Note:

AuEq is the gold-equivalent grade, which is calculated as follows:
AuEq g/t = Au g/t + {(Ag/R1)xR2 } g/t where
R1 = Au price in $/oz/Ag price in $/oz; R2  = Ag recovery in %/Au recovery in %.

Mineral Resources Development, Inc. (“MRDI”), San Mateo, California completed a detailed due diligence review of the procedures used by the Company between 1998 and 2000. This work involved statistical analyses, the evaluation of grade capping, the design of appropriate kriging techniques and setting criteria for the classification of resources. The Company received a final report with recommendations in May 2000.

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

Peter Clarke, P.Eng., SRK Consulting (U.S.), Inc., a Qualified Person as described in NI 43-101, signed the Technical Report (SRK). The Technical Report (SRK) is available on the Company’s web site at www.goldenqueen.com.

Infill Drilling Program

The Company has prepared a drilling program with 40 drill holes and approximately 7,200m (23,500ft) of drilling, designed to test a portion of the material classified as inferred within pit shells constructed in 2007. SRK concurred in the Technical Report (SRK) that strategically targeted drilling could upgrade a significant portion of the inferred to the measured or indicated categories. The Company intends to do extensive infill drilling only once the mine is in production. The Company is however proceeding with a limited infill drilling program with targets within the areas of the planned North-West and East open pits. A total of 15 holes are proposed within the North-West open pit area with a total length of 1,500m (4,900ft). The North-West open pit is the planned location of the first phase of mining. A total of 9 holes are proposed within the East open pit area with a total length of 1,200m (3,900ft). The program will consist primarily of infill drilling with the objective of upgrading inferred resources to reserves. In addition the drilling will test continuity of mineralization, which typically has been excellent in most areas previously tested.

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

The mineral reserves as calculated by Norwest are set out in the table below.

Soledad Mountain Project - Proven and Probable Mineral Reserves

Diluted Grades
			Gold		Silver
Reserve Category	t	ton	g/t	oz/ton	g/t	oz/ton
Proven* Probable*	27,705,500 18,861,800	30,476,000 20,748,000	0.819 0.535	0.0239 0.0156	13.82 11.69	0.403 0.341
Total & Average	46,567,300	51,224,000	0.703	0.0205	12.96	0.378

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

Sean Ennis, P.Eng., Norwest Corporation, a Qualified Person as described in NI 43-101, signed the Technical Report (Norwest). The Technical Report (Norwest) is available on the Company’s web site at www.goldenqueen.com.

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

The following were the parameters used in the base case cash flow projection:

  Gold and silver prices of $600.00/oz and $12.00/oz respectively
  An analysis on an all-equity basis with lease financing of the primary mining equipment and
  A 10% contingency on capital and operating costs.

The Project then had a projected internal rate of return (“IRR”) on capital employed of 19% before taxes with a payback of approximately 4 years. The net present value (“NPV”) was $66.5million with discount rate of 5.0% and the undiscounted, cumulative, net cash flow was $120million. The contribution of gold and silver to gross revenues was projected to be 84% and 16% respectively with an average cash operating cost per ounce of gold produced, net of silver credits, of $420/oz.

The Company engaged Norwest in June 2010 to update the feasibility study to reflect current market conditions. It is expected that the results of the updated study will be released in the second quarter of 2011.

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

Disposal of waste rock will be largely in mined-out phases of the open pit and a single, external waste rock dump will be constructed to provide a pad for the aggregate operation. Independent consulting engineers did waste rock dump stability analyses in 1996 and again in 1998 and these were confirmed by Norwest in 2007. A further dump stability analysis was done in 2010. These analyses concluded that waste rock dumps would be stable under both static and seismic loading conditions, both during operations and after closure and reclamation. Some sloughing of the faces of dumps could occur during significant seismic events in the area.

Waste rock dumps will be constructed at an angle of repose of 37o (1.3:1.0) and a specific volume of 18.1ft 3/ton that represents a 30% net swell after allowing for partial compaction. Dumps will be re-sloped to 27o (2.0:1.0) as part of closure and reclamation. The toes of the re-sloped dumps will also typically remain within the open pit perimeter or within the permit boundary. There is no groundwater in the areas where waste rock will be disposed of and this will therefore not have an impact on the stability of the waste rock dumps.

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

Planned mining rates are 13,000 tons of ore and 27,000 tons of waste rock per day or 4.55million tons of ore and 9.45million tons of waste rock per year for a combined total of 14.0million tons per year and these have been reduced from the earlier planned mining rates. Mine life has increased from 7 years to 12 years. The total quantity of ore to be mined, crushed and screened and stacked on the heap leach pads is estimated to be 48.5 million tonnes (53.3 million tons). Total waste rock to be mined is estimated as 89.7 million tonnes (98.7 million tons) of which 17.3 million tonnes (19.0 million tons) is expected to be processed and 13.6 million tonnes (15.0 million tons) sold as aggregate and 76.1 million tonnes (83.7 million tons) is expected to be managed on site. The average waste to ore mining ratio has been reduced from 2.12:1.0 in 2008 to 1.85:1.0.

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

It was proposed to crush and screen ore to 100% - 8mesh or 100% - 2.37mm and a four-stage crushing and screening plant using vertical shaft impact crushers in the third and fourth crushing stages was designed for the Project in the 1990s. This approach is referred to as conventional crushing in the following analysis. The Company did a review that provided new insights into the historical test results in 2002. An alternative flow sheet was developed for the Project in late 2002. This was now a three-stage crushing and screening plant with a high-pressure grinding roll (“HPGR”) in the third crushing stage.

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

An independent consulting engineering firm did the design of the crushing-screening plant including the HPGR in 2006. This design was revised in 2008 and further updated in 2010. The crushing-screening plant has been designed to process 650t/h (715ton/h to a possible throughput of 4,650,000 tonnes (5,119,000 tons) of ore per year.

The HPGR consists basically of two counter-rotating rolls – one a fixed roll and the other a ‘floating’ roll. The ‘floating’ roll is mounted on and can move freely on two slides and the grinding forces are applied to the ‘floating’ roll by four hydraulic rams. Ore is choke-fed to the gap between the rolls and comminution takes place by inter-particle crushing in the bed of particles. The gap between the rolls is determined by the nip-in characteristics of the feed and the total grinding force applied, which in turn depends upon pressures in the hydraulic system. Each roll is driven by an electric motor via a planetary gear reducer. The total grinding force can range from 750kN to 20,000kN and pressures in the gap can range from 50MPa (approximately 7,000lb/in2) to 250MPa (approximately 36,000lb/in2). The unconfined compressive strengths of Soledad Mountain ores range from 2.2MPa (320lb/in2) to 118.9MPa (17,200lb/in2) by comparison.

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

Independent consulting engineering firms did detailed designs and prepared capital and operating costs estimates for the Merrill-Crowe plant and this includes the refinery in 2010.

The Heap Leach Pad And The Heap

A dilute, sodium-cyanide solution will be used to extract gold and silver in the heap leach operation. Extensive procedures will be put in place to protect workers and the environment. The cyanide will be received in a dissolved form by truck directly from the manufacturer and will be pumped to a storage tank on site and from there to the process.

An independent consulting engineering firm is responsible for the design of the heap leach facility, which has been designed for zero discharge. The design contemplates that the first heap leach pad to be constructed, the Phase 1 pad, will be located on the northern side of Soledad Mountain. A second pad, the Phase 2 pad, will be located on the western side of Soledad Mountain, if required. The Phase 1 pad will be a single-use, dedicated pad.

The following are the design criteria for the Phase 1 pad:

  The pad has been designed as a permanent, single-use pad;
  Dry specific weight of agglomerated ore ranges from 1.36t/m3 (85lb/ft3) to 1.86t/m3 (116lb/ft3);
  Maximum heap height is 60m (200ft);
  Lift height is 10m (33ft);
  The angle of repose of the agglomerated ore is 2.0H:1.0V;
  Slopes are 2.5H:1.0V on the north and west sides and 2.0H:1.0V on the south and east side of the heap;
  Nominal capacity of the pad is 55 million tonnes (60 million tons) and
  The heap is to be constructed in 3 stages.

The Phase 1 heap leach pad will be lined with a composite liner consisting of a compacted soil liner and a geomembrane. The geomembrane will in turn be covered and protected by 45cm (18inch) of a crushed liner protection fill that will act as a drainage layer. A network of perforated pipes will be installed in the liner protection fill. Solution will drain by gravity to a pump box and will be pumped to the Merrill-Crowe plant where gold and silver will be extracted from the pregnant solution. The barren solution will be returned to the heap and drip emitters will be used on the heap to limit evaporation losses. Drip emitters will be covered. An overflow pond is located east and downstream of the pump box.

Detailed site investigations were done in the area where the Phase 1 heap leach pad will be constructed in 2004 and again in 2006. The design of the Phase 1 pad has been completed for construction. A local contractor has prepared a construction cost estimate for the Phase 1, Stage 1 portion of the pad.

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

Water Supply

A water supply will be required for the operation and it is expected that groundwater will be used.

A detailed study of the site hydrogeology was completed in 2006 to confirm that groundwater would be a dependable source of water for the Project. As many as 35 wells have been drilled in the greater Project area in the past. Records for some of these wells plus step rate test data from production well PW-1 drilled by the Company indicate that, initially, two production wells can provide the maximum estimated water requirement of 147.6m 3/h (650gal/min). Production well PW-1 is located approximately 1km (3,000ft) north of the Project. A second production well was drilled approximately 300m (1,000ft) north of well PW-1 and cased and tested and a third production well, PW-3, was drilled in an area west of the Project in November 2008 and development of the well has just been completed.

Water samples taken from five characterization wells on site indicate that groundwater can be used in the heap leach process without pre-treatment.

An independent consulting engineering firm did the design for the water supply and the process water and firewater distribution systems and prepared capital and operating cost estimates in 2010.

The Company filed an application for a water service connection with Antelope Valley – East Kern Water Agency in February 2008 to provide a backup water supply. This was mandated as one of the conditions of approval in the Conditional Use Permits that were issued in 1997.

The Company is in discussion with the Rosamond Community Services District to determine the availability and feasibility of using recycled water for the Project and initial engineering studies have been initiated.

Power Supply

The regional utility, Southern California Edison (“SCE”), will supply power.

A main power line with three sets of conductors runs along the eastern property boundary. The top two sets of conductors carry 66kV while the bottom set of conductors carries 12,460V and these are the common primary voltages in SCE territory.

SCE provided a rate for power in 2010. The rate structure is complex and a mix of consumption and demand charges applies to peak, mid-peak and off-peak periods.

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

A diesel-powered generator will provide standby power and this will be set beside the Merrill-Crowe plant. Power will be available to operate the pregnant and barren solution pumps in case of a SCE power failure.

An independent consulting engineering firm prepared a detailed motor list and estimated the power consumption for the Project. The firm also prepared a detailed capital cost estimate for the supply of power to the Project in 2010.

Assay Laboratory, Offices & Workshop/Warehouse

Detailed designs for all services required for a mining operation such as an office, workshop and warehouse, diesel fuel and gasoline storage and an assay laboratory have been completed. Detailed capital and operating cost estimates were prepared for these facilities in 2010.

Project Management & Operating Manpower

A management team will be assembled in Mojave to manage the Project. Manpower is expected to average 32 salaried and 165 hourly-paid workers once the mine is in full production with a further 15 hourly-paid workers required for the aggregate operation. Indications are that skilled workers will be available locally as there are a number of mines and quarries in production in the greater Mojave area.

Construction manpower is expected to peak at 200 with an estimated 141.7 man-years required for construction.

Aggregate

It is expected that a by-product aggregate and construction materials business can be developed once the heap leach operation is in full production, based on the location of the Project in southern California with close proximity to major highways and railway lines. The source of raw materials will be quality waste rock specifically stockpiled for this purpose. The waste rock can be classified into a range of products such as riprap, crushed stone and sand with little further processing. Test work done in the 1990s confirmed the suitability of waste rock as aggregate and construction material. The waste rock could be sold over an extended mine life greater than 30 years. The

Company also plans to process and sell leached and rinsed residues from the heap leach operation for a range of uses to local and regional markets.

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

The environmental issues and the efforts made to secure the three main permits are described in detail under the subheadings “CEQA/NEPA”, “Authority to Construct & Permit to Operate”, and “Water Quality”.

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

The County selected RGP Planning and Development Services (“RGP”) to continue with the preparation of the SEIR. The agreement with RGP was approved by the Kern County Board of Supervisors at its regular meeting on October 14, 2008. The estimated cost of the work to be done by RGP was $123,800 and the Company paid this amount on September 25, 2008.

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

The Planning Department’s target for the release of the SEIR to the public was then late July or early August 2009.

The following two items are of note:

  The Company completed a number of studies and did significant work on site between 2005 and 2010 to document that the environmental setting for the Project had not changed since 1997. The studies have been submitted to the Planning Department.
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

The SEIR was distributed by the Planning Department, as lead agency under the provisions of CEQA to approximately 430 recipients and notification of release to 985 recipients on January 11, 2010. At the conclusion of the review period, the Planning Department had received 26 responses, including letters supporting the Project, letters that had concerns with the Project, and letters from regulatory agencies designated as responsible agencies under CEQA. Comments were also received from the State of California on the reclamation plan provisions. The lead agency responded in writing to the comments received by February 25, 2010. The Company supported the lead agency’s effort by supplying additional information that was requested. As required by CEQA, the lead agency provided written responses to those who commented no later than 14 days prior to the project’s consideration by the Kern County Planning Commission “Commission”. The Commission was scheduled to consider this case at its regularly scheduled April 8, 2010, hearing.

The Commission formally considered the Project on April 8, 2010. At the meeting, the Commission, consisting of a panel of three commissioners, unanimously approved the Project. Two appeals to the certification were filed but subsequently withdrawn. Accordingly, the Commission’s actions became final on May 24, 2010. The thirty-day period for filing a lawsuit challenging the SEIR expired on June 23, 2010. The Commission certified the SEIR and adopted a Mitigation Measures Monitoring Program and a set of Conditions of Approval for the Project. The Mitigation Measures Monitoring Program and Conditions of Approval for the Project were amended by Commission Resolution No. 171-10 adopted on October 28, 2010 and are now final.

Air Quality

Background Information

The Project lies within the Southeast Desert Air Basin, which falls under the jurisdiction of the Eastern Kern Air Pollution Control District (“EKAPCD”). The district is charged to regulate sources of air pollution within the basin, pursuant to authority granted under the federal Clean Air Act.

The area is designated as unclassified for PM10 emissions (that portion of the total suspended particulates less than 10 microns in size) and as a non-attainment area for ozone.  The typically windy conditions and very dry nature of the area are responsible for high background PM10 levels recorded at several nearby meteorological monitoring stations.

Fugitive dust from a mining operation on the Property, combined with background dust, may result in unacceptable levels of PM10 emissions in the surrounding areas, especially downwind, and this may present the greatest potential environmental issue for the Project.  A PM10 level of 44 micrograms per cubic meter was projected by computer modeling for an annual mining rate of 27 million tonnes (30 million tons) in 1996. This level is below the California attainment standard of 50 micrograms per cubic meter and the Federal standard of 150 micrograms per cubic meter. However, the Company believes that it will achieve compliance with applicable standards by a greater margin, as the modeling methodology assumes worst-case conditions, which are considered unlikely to be encountered in the actual operation based on the planned use of commonly accepted dust control techniques in all phases of the operation.

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

EKAPCD transferred an Emission Reduction Credit Certificate from Cactus Gold Mines Company to the Project in February 1999 and this remains valid.

Authority To Construct & Permit To Operate

The Company had obtained seven Authorities to Construct dated March 16, 2002. These permits expired on March 16, 2004 and were not renewed due to changes anticipated in the Project.

The Company’s consulting engineers completed the revised Applications for Authorities to Construct and these were submitted to EKAPCD in February 2011. EKAPCD can now prepare and issue Authorities to Construct as the SEIR has been certified.

The Authorities to Construct are converted to a Permit To Operate after construction has been completed and subject to inspection by the EKAPCD.

Meteorological Monitoring Station

The Company was required to install both upwind and downwind meteorological monitoring stations before the start of production and decided to proceed with the upwind monitoring station in May 2006 to add to the background database.  The station was designed by Air Sciences Inc., Golden, Colorado and commissioned in September 2006.  The EKAPCD approved the design of the station in October 2006.  Data is being recorded on a continuous basis and quarterly reports are being issued to the EKAPCD.

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

There are no springs or intermittent streams in the immediate area. The closest intermittent stream is approximately 5km (3 miles) to the west. Evaporation rates are high. Groundwater is typically found at depths of 55m to 60m (180ft to 200ft) in the area north of the Project.

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

The Regional Board completed its assessment of the revised ROWD and prepared draft Waste Discharge Requirements (“WDRs”) for the Project. The Regional Board waited for confirmation from the Planning Department that the SEIR had been certified before adopting a revised Board Order and setting revised WDRs for the Project.

The Regional Board unanimously approved WDRs and a Monitoring and Reporting Program for the Project at the joint, regular meeting held on July 14, 2010 in South Lake Tahoe, NV and Victorville, CA. The Board recommended adopting an order approving the WDRs subject only to locating an additional ground water monitoring well. This well was drilled and tested in November 2010. The Board Order was signed by the Executive Officer of the Regional Board on July 23, 2010.

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
  The Company is committed to neutralizing, rinsing and then selling the leached residues; and
  The size and complexity of the crushing & screening plant has been significantly reduced with fewer structures that have to be dismantled and fewer concrete footings that have to be broken up or buried.

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

Financial Assurances

The Company will be required to provide the following financial assurances for the Project:

  To the State of California and Kern County for general reclamation on site;
  To the Regional Board for rinsing and closing reclamation of the leached residues on the heap and
  “Unforeseen events financial assurance” required by the Regional Board to provide for an unforeseen event that could contaminate surface or groundwater.

The Company provided reclamation financial assurance in the form of a Payment Bond Certificate backed by a Certificate Of Deposit with Union Bank of California in the amount of $286,653 on October 21, 2009 and this is being maintained with no change to October 2011.

Cleanup On Site

The Company has done extensive cleanup on site over the past four years as summarized in the table below.

		Amount
Payable To	Years	USD$	No. of Loads
Contractor 1	2006	13,077.93	6.0
	2007	41,946.50	48.5
	2008	138,336.00	160.0
	2009	15,425.00	17.5
	2010	20,310.00	19.5
Total	2006-2010	229,095.43	251.5
Contractor 2	2008	128,000.00	141.0
Contractor 3	2010	18,644.60	5.0
Grand Total	Five Years	357,095.43	392.5

Some work remains to be done and cleanup is continuing in 2011.

The work was done at a significant cost to the Company and demonstrates that the Company is committed to environmental stewardship and good housekeeping in its operations.

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

Item 1A. Risk Factors.

The following is a brief discussion of distinctive or special characteristics of the Company’s operations and the industry in which it operates, which may have a material impact on, or constitutes risk factors in respect of, the Company’s future financial performance and in respect of an investment in the Company. These risk factors should be read in conjunction with disclosure on business and risks appearing in this Form 10-K and elsewhere.

The Likelihood Of Continued Losses From Operations

The Company has had no revenue from operations and has incurred cumulative losses from inception through December 31, 2010 of $63,451,997. Losses are expected to continue until such time as the Company can economically produce and sell gold and silver, aggregate and construction materials from the Project. Continued losses will require that the Company raise additional funds by equity or debt financing, failing which the Company will not be able to continue operations.

Ability To Continue As A Going Concern

The Company has had no revenues from operations since inception and has a deficit of $63,451,997 accumulated during the exploration stage. In addition we have significant costs associated with ongoing operations and advancing the Project that we are presently funding primarily through the sale of our common shares.

The continuation of the Company as a going concern is dependent upon the continued financial support from our shareholders, the ability of the Company to obtain the necessary financing to achieve its operating objectives, and the attainment of profitable operations. Management cannot provide assurances that such plans will occur. These factors raise doubts about the Company’s ability to continue as a going concern.

The Need for Significant Additional Financing

If a production decision is made, the Company will need significant additional financing to develop the Project into an operating mine and estimates that this could range as high as $85 million plus working capital. The Company expects to finance the construction and to secure the necessary working capital from either additional sales of common shares, from bank or other borrowings or, alternatively, through a joint venture. However, the Company has no commitment for the underwriting of additional shares or for bank financing and it is not a party to any agreement or arrangement providing for a joint venture. Whether or not and to what extent project financing can be secured will depend on a number of factors, including gold and silver prices. Gold and silver prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as the strength of the US dollar and foreign currencies, global and regional demand, and global or regional political or economic events. If financing is not obtained, the Company will not be able to develop the Project and would be forced to seek alternatives to its current business plan, including disposing of its interests in the Property.

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

Historical U.S. dollar prices for gold and silver based on the London pm fix as at the closing dates noted, are set out in the table below.

Date	Gold	Silver
January 2, 2011	$1388.50	$30.67
January 2, 2010	$1,121.50	$17.17
January 2, 2009	$874.50	$11.08
January 2, 2008	$840.75	$14.93
January 2, 2007	$640.75	$13.01
January 3, 2006	$530.00	$9.04
January 4, 2005	$427.75	$6.39
January 2, 2004	$415.25	$5.98
January 2, 2003	$343.80	$4.66

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

Because of U.S. rules that apply to shares with a market price of less than U.S.$5.00 per share, known as the “penny stock rules”, investors will find it more difficult to sell their securities in the U.S. through a U.S. broker dealer. The penny stock rules will probably apply to trades in our shares. These rules in most cases require a broker-dealer to deliver a standardized risk disclosure document to a potential purchaser of the securities, along with additional information including current bid and offer quotations, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, and to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Land Ownership and Mining Rights

The Company acquired its initial property interests in 1985 and has since acquired additional properties in the area. The Company holds directly or controls via agreement a total of 33 patented lode mining claims, 134 unpatented lode mining claims, 1 patented millsite, 12 unpatented millsites, 1 unpatented placer claim and 907 acres of fee land, which together comprise the Property. The Property is located west of California State Highway 14 and lies largely south of Silver Queen Road covering all of Section 6 and portions of Sections 5, 7 and 8 in Township 10 North, Range 12 West; portions of Sections 1 and 12 in Township 10 North, Range 13 West; portions of Section 18 in Township 9 North, Range 12 West, and portions of Section 32 in Township 11 North, Range 12 West, all from the San Bernardino Baseline and Meridian.

Figure 1 below provides a Property location map.

Figure 1

The Company holds the properties either directly through a subsidiary, or under mining lease agreements with 53 individual landholders, two groups of landholders and three incorporated entities. The land required for the Project has therefore either been secured under one of these agreements or is controlled by the Company through ownership of the land in fee or where the Company holds patented and unpatented mining claims or millsites. The mining lease agreements were entered into from 1986 onwards.

Figure 2 below provides a map of the various claims groups comprising the Property.

Figure 2

The Company owns or controls 709 acres of fee land in the area surrounding Section 6. The land is required for the construction of the ancillary facilities required for a mining operation, for the construction of the heap leach pads and for waste rock disposal. The area that will be disturbed by the Project is a 369 hectare-block (912 acres) within the total area of approximately 366 hectares (3,500 acres) owned, held or controlled by the Company. The Company also owns six residential properties with buildings north of Silver Queen Road and six residential properties west of Soledad Mountain.

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

Quiet Title Judgment

The ownership history is typically complex in historic mining districts and title problems will exist. The Company obtained a Quiet Title Judgment on May 15, 1999 and this resolved a majority of title questions. The effect of the

Judgment was to clear the title to the interests in the patented claims listed in the action and to cure the title defects of record, providing security of title and thus greatly enhancing the value of the Property.

The Company has determined that any remaining title questions would not present a threat to the Project.

Land Survey

A U.S. mineral surveyor licensed in California has completed a survey of the patented and unpatented lode mining claims in Section 6, T10N, R2W and Section 32, T11N, R12W. A claim status map and Royalty Map have been prepared. The Company has confirmed that there are no gaps in its land holdings in the project area. The Company has filed a Record of Survey with Kern County and this is currently under review by County staff.

Royalties

The Company is required to make advance, minimum royalty payments under the mining lease agreements. In some instances, the Company will receive a credit for the advance minimum royalty payments on commencement of commercial production. Most of the royalties are of the net smelter return (“NSR”) type and are based on a sliding scale, with the percentage amount of the royalty depending upon the ore grades on the particular property to which the royalty relates. Weighted average royalty rates will range from a low of 2.0 % to a high of 5.0% depending upon the area being mined and gold and silver prices. The agreements also typically provide for an additional royalty if non-mineral commodities, such as aggregates, are produced and sold.

Property Interests Are In Good Standing

The Company had disclosed in its Form 10-K for the fiscal year ended December 31, 2007 that not all property interests were in good standing. The total advance minimum royalty owing to landholders was $714,137. The Company contacted all landholders and paid $666,103 in the second, third and fourth quarters of 2008 with a further $48,034 paid to the remaining rightful landholders in 2009. The Company is continuing to pay advance minimum royalties to landholders and incurred a total of $185,276 in 2010. The Company believes it is in compliance with the requirements.

A mining lease agreement with one group of landholders expired in 2004 and the Company had proposed that the mining lease agreement be extended, subject to some revised terms. The Company has now reached agreement with this group of landholders and it is expected that an extension agreement will be signed in April 2011.

A number of mining lease agreements expired in 2010. Of these expired lease agreements, one set of lease agreements that together comprises a 50% interest in a claim group, is considered material by the Company. The Company is in the process of negotiating renewed leases with the landholders, maintains a good relationship with the landholders involved, and anticipates that it will be able to reach agreements for new leases in 2011.

While the Company is not in default of any current lease, the Company is negotiating renewal terms for leases that are approaching expiry, as well as for leases that have expired. The Company does not consider any of those leases to be individually material. However leases that are individually not material may become part of a material group of leases if more than one of the leases in the group cannot be renewed.

Leases have expiry dates ranging from 2011 to 2045. Of these, no single lease is considered material with the exception of four leases which expire in September 2014, April 2015, April 2021 and April 2026 respectively. All leases become non-expiring once the mine commences commercial production.

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

Year ended December 31		High	Low
2010	Fourth Quarter	$2.80	$2.02
	Third Quarter	$2.06	$1.29
	Second Quarter	$1.54	$0.95
	First Quarter	$1.06	$0.78
2009	Fourth Quarter	$1.17	$0.77
	Third Quarter	$0.84	$0.55
	Second Quarter	$0.72	$0.40
	First Quarter	$0.50	$0.23

Exchange Rates

The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in New York City for cable transfers in Canadian dollars. Such rates are the number of Canadian dollars per one (1) U.S. dollar quoted by the Bank of Canada. On March 1, 2011, the exchange rate was USD$1.00 per CAD$0.97. The high and low exchange rates for each month during the previous six months were as follows:

	High	Low
February 2011	$1.00	$0.97
January 2011	$1.00	$0.99
December 2010	$1.02	$0.99
November 2010	$1.03	$1.00
October 2010	$1.03	$1.00
September 2010	$1.05	$1.02

Exchange rate information (from USD$ to CAD$) as at each of the years ended December 31, 2009 and 2010 is set out in the table below:

	Year Ended December 31

	2009	2010
Rate at end of Period	$1.0466	$0.9946
Low	$1.0292	$0.9946
High	$1.3000	$1.0778

As of March 1, 2011, there were 238 registered holders of record of the Company’s common shares and an undetermined number of beneficial holders.

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

Year ended December 31		High	Low
2010	Fourth Quarter	$2.82	$1.95
	Third Quarter	$2.00	$1.25
	Second Quarter	$1.46	$0.95
	First Quarter	$1.07	$0.70
2009	Fourth Quarter	$1.08	$0.69
	Third Quarter	$0.78	$0.48
	Second Quarter	$0.67	$0.33
	First Quarter	$0.44	$0.22

Dividends

The Company has not declared dividends on its common shares since inception.

Securities Authorized for Issuance Under Compensation Plans

The following table sets forth information as at December 31, 2010 respecting the compensation plans under which shares of the Company’s common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,050,000	CAD$0.48	4,150,000
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	3,050,000	--	4,150,000

Sales of Unregistered Securities

On June 1, 2010, Golden Queen completed a private placement of 5,000,000 units at a price of $1.60 per unit for total proceeds of $8,000,000. Each unit consisted of one common share, one quarter of one Class A Warrant, and one quarter of one Class B Warrant. Each Class A Warrant entitles the subscriber to purchase a common share of Golden Queen at a price of $1.75 for a period of 18 months from the closing date. Each Class B Warrant entitles the subscriber to purchase one common share of Golden Queen at a price of $2.00 for a period of 18 months from the closing date.

The units were offered and sold pursuant to the provisions of Regulation S under the United States Securities Act of 1933, as the purchaser is located outside of the United States.

The shares were subject to a four-month hold period and may not be resold or transferred until October 2, 2010 under Canadian securities laws. The shares were also restricted pursuant to Rule 144 promulgated under the U.S. Securities Act of 1933.

Net proceeds of this offering are allocated to the ongoing development of the Company’s Soledad Mining project and for general working capital.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor an affiliated purchaser of the Company purchased common shares of the Company in the year ended December 31, 2010.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of the operating results and financial position of Golden Queen Mining Co. Ltd. (the “Company”) is dated March 31, 2011 and should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2010 and the notes thereto.

All amounts herein are in US$ unless otherwise noted.

Results of Operations

Following are the results of operations for the year ended December 31, 2010.

The Company had no revenue from operations.

The Company incurred general and administrative expenses of $ 3,290,736 for the year ended December 31, 2010 (2009 - $2,246,953).

The following significant costs were incurred in general and administrative expenses during the year:

  $173,072 (2009 - $362,050) for engineering support required for the preparation of the SEIR and for ongoing maintenance of and data recovery from the meteorological station.

  $246,559 (2009 - $172,114) for detailed engineering for the Phase 1, Stage 1 heap leach pad and the associated site drainage plans and this work was completed in 2010. A sixth water quality assessment well was also drilled and tested and a foundation investigation was completed for the footings for the crushing- screening plant.

  $205,055 (2009 - $202,883) for ongoing work on the occurrence of arsenic in groundwater, a review of the use of cyanide in heap leaching, a study of the occurrence of mercury and capture of mercury and general liaison with the Regional Board in preparation for the public hearing, which was held in July 2010 . Work on the studies outlined above was completed in 2010.

  To maintain our relationship with local residences, we spent approximately $120,000 in the year

  $431,862 for legal fees incurred for ongoing work on the SEIR (2009 - $190,201). The Company engaged legal counsel to work with the Kern County Planning Department on preparation of the SEIR in 2009. Costs increased by $241,661 in 2010 in connection with a number of public hearings held in 2010. No further public hearings are scheduled for the Project in 2011 and it is therefore not expected that these will be recurring costs.

  $128,979 to the Kern County Planning and Engineering & Survey Services Departments for work on the SEIR (2009 - $20,051). Costs increased by $109,928 in 2010 as preparations were made for public hearings held in 2010. No further public hearings are scheduled for the Project in 2011 and it is therefore not expected that these will be recurring costs.

  $186,249 for ongoing mine design and drafting support (2009 –$180,184). Costs increased marginally by CAD$6,065 as work on mine design and work on the feasibility study for the Project continued in 2010.

  $481,222 for detailed costs estimates for the crushing-screening plant and for detailed engineering for the power and water supply for the Project (2009 - $19,798).

  $152,805 for accounting and audit fees and the preparation of tax returns (2009 –$108,019). Costs increased by $66,659 in 2010 due in part to costs associated with a restatement and refiling of annual and quarterly reports.

For the year ended December 31, 2010, the Company has also recorded a change in fair value of derivative liability of $6,575,406 compared to $2,095,300 in 2009. The increase was due to the fact that increase of share price over the year and issuance of warrants in connection with the private placement in June 2010. This item is a non-cash item and was recorded in accordance with the new accounting pronouncement of ASC 850-40-15.

Interest income of $31,633 (2009 - $10,070) was higher by $21,563 as there was more cash on deposit during the year although interest rates remained low during the year. There was no interest expense during the year.

The Company incurred a net loss of $ 9,983,926 (or $0.11 loss per share) for the year as compared to a net loss of $4,514,742 (or $0.05 per share) for 2009 for a difference in net loss of $5,469,184.

Summary of Quarterly Results

Results for the quarter ended on:	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	March 31, 2010
Item	$	$	$	$
Revenue	Nil	Nil	Nil	Nil
Net loss for the quarter	(4,126,127)	(3,125,127)	(2,406,367)	(326,305)
Net loss per share	(0.04)	(0.03)	(0.03)	0

Results for the quarter ended on:	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	March 31, 2009
Item	$	$	$	$
Revenue	Nil	Nil	Nil	Nil
Net loss for the quarter	(1,239,360)	(1,057,149)	(1,230,829)	(987,404)
Net loss per share	(0.02)	(0.01)	(0.01)	(0.01)

The results of operations can vary from quarter to quarter depending upon the nature, timing and cost of activities undertaken during the quarter and whether or not the Company incurs gains or losses on foreign exchange, grants stock options or makes end-of-year adjustments.

Selected Annual Information

Results for the year ended on:	Dec. 31, 2010	Dec. 31, 2009	From Inception
Item	$	$	$
General and administrative expenses	(3,290,736)	(2,246,953)	(23,018,536)
Asset impairment loss	(133,436)	(167,898)	(32,269,028)
Adjustment of asset retirement
obligation	-	(6,882)	223,583
on changes in cash flow estimates
Accretion expense	(15,981)	(7,779)	(71,362)
Change in fair value of derivative
liability	(6,575,406)	(2,095,300)	(8,670,706)
Gain on settlement of debt	-	-	136,627
Mineral interests written off	-	-	(277,251)
Sub-total	(10,015,559)	(4,524,812)	(63,946,673)
Interest expense	-	-	(913,098)
Interest income	31,633	10,070	1,631,620
Net loss	(9,983,926)	(4,514,742)	(63,228,151)
Net loss per share	(0.11)	(0.05)

Reclamation Financial Assurance and Asset Retirement Obligation

The Company provided reclamation financial assurance in the form of an Irrevocable Payment Bond Certificate with Union Bank of California in the amount of $286,653 on October 21, 2009. The financial assurance is reassessed annually and the estimate for reclamation of historical disturbances on the property is $283,809 for 2010. The financial assurance was maintained at $286,653 for 2011. The estimate for 2012 is $289,593 and this estimate is currently being reviewed by Kern County staff.

The asset retirement obligation accrual is estimated at $193,545 and this is shown as a liability on the consolidated balance sheet. The actual obligation could differ materially from these estimates.

Advance Minimum Royalties

The Company is continuing to pay advance minimum royalties to landholders with a total of $185,276 incurred in 2010.

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

The Company granted 1,950,000 stock options to directors, officers and consultants of the Company pursuant to the Plan on January 28, 2009. The options are exercisable at a price of CAD$0.26 per share for a period of 5 years from the date of grant. The Company also granted 50,000 stock options to a consultant of the Company pursuant to the Plan on April 19, 2010. The options are exercisable at a price of CAD$1.24 per share for a period of 5 years from the date of grant.

Transactions With Related Parties

Mr. H. Lutz Klingmann was paid $141,293 (2009 - $116,776) for services as President of the Company and Mr. Chester Shynkaryk was paid $17,769 (2009 - $18,620) for consulting services to the Company for the year ended December 31, 2010. No other compensation was paid or given during the year for services rendered by the directors in such capacity and no additional amounts were payable at year-end under any standard arrangements for committee participation or special assignments.

Four directors of the Company were paid $1,974 (2009 - $1,752) and one director was paid $2,000 (2009 - $2,000) in director’s fees for the year ended December 31, 2010.

The Company amended a consulting services agreement originally entered into in 2004 with Mr. H. Lutz Klingmann, the President of the Company, in May of 2010. Under the original agreement, upon receipt by the Company of a bankable feasibility study and the decision to proceed to production, a bonus of 150,000 common shares would be issued and upon commencement of commercial production, a bonus of 150,000 common shares would be issued. Pursuant to the amended agreement, an alternative 300,000 bonus shares would be issuable upon a change of control transaction or upon a sale of all or substantially all of the Company’s assets, having a value at or above CAD$1.00 per share of the Company, with a further 300,000 bonus shares being issuable in the event the change of control transaction or asset sale occurred at a value at or above CAD$1.50 per share. As at December 31, 2010, the milestones had not been reached and no accrual was made in connection with these arrangements.

There were no other related party transactions during the year ended December 31, 2010.

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

Private Placement

The Company completed a non-brokered private placement with Gammon Gold Inc. on June 1, 2010, whereby Gammon Gold purchased 5,000,000 units of the Company at a price of CAD$1.60 per unit for total proceeds of $7,634,316 (CAD$8,000,000). Each unit consists of one common share, one quarter of one Class A Warrant, and one quarter of one Class B Warrant. Each Class A Warrant entitles Gammon Gold to purchase a common share at a price of CAD$1.75 for a period of 18 months from the closing date. Each Class B Warrant entitles Gammon Gold to purchase one common share at a price of CAD$2.00 for a period of 18 months from the closing date. The aggregate fair value of the Class A and B purchase warrants was $1,726,518 and the amount has been recorded as derivative liability and the Company allocated the remaining proceeds of $5,907,798 to the common shares.

Subject to certain conditions, Gammon Gold Inc. was granted the right to participate in future financings to maintain its equity position in the Company.

Liquidity and Capital Resources

The Company held $6,967,465 in cash and cash equivalents on December 31, 2010.

Cash from Financing Activities

Cash was received from financing activities in 2010 and in 2009 as follows:

An increase of $6,332,976 from 2009 was primarily due to issuances of additional common shares of the Company. During the year the Company received aggregate receipts of 7,860,707 during 2010, of which $7,588,551(net of share issuance costs) was from a private placement of $7,634,316 and the remaining was from the exercise of 850,000 stock options during the year. In 2009, there was no private placement and the Company received $1,527,731 from the exercise of stock options only.

Cash Used in Operating Activities

Cash was used mainly for the ongoing development of the Project with major costs in two areas:

  Legal fees were incurred in support of ongoing efforts to secure approvals and permits for the Project, and
  Consulting engineering fees were higher due to the significant amount of detailed engineering completed for Project facilities. The detailed engineering allows contractors to provide cost estimates for construction of the facilities.

Cash Used in Investing Activities

The Company purchased a building for approximately $ 120,500 and mineral properties for approximately $133,000 compared to $167,800 in 2009. Further increases in our land position in areas are required for the construction of facilities for the Project upon the completion of financing and decision of completion is made.

Working Capital

Management plans to control costs and does not expect that additional cash will be required (prior to securing production financing) beyond cash currently on hand for ongoing work on approvals and permits for the Project, for advance minimum royalty payments to landholders,, for additional property purchases, for ongoing work on site and for general corporate purposes to the end of 2011 (see “Outlook” heading below).

Outstanding Share Data

The number of shares issued and outstanding and the fully diluted share position are set out in the table below.

Golden Queen Mining Co. Ltd.

	No. of
Item	Shares
Shares issued and outstanding on Dec. 31, 2009	88,378,383
Shares issued pursuant to the exercise of stock options	700,000
Gammon Gold Inc. private placement	5,000,000
Shares issued pursuant to the exercise of stock options	150,000
		Exercise Price
Shares issued and outstanding on December 31, 2010	94,228,383	(CAD$)	Expiry Date
Gammon Gold Inc. warrants	2,500,000	1.75 & 2.00	1/12/2011
Director and employee stock options	1,200,000	0.77	20/04/11
			28/01/14 &
Director and employee stock options	1,850,000	0.26 & 1.24	19/04/15
Shares to be issued as a finders fee	100,000	Not Applicable	Not Applicable
Bonus shares to H.L. Klingmann	600,000	Not Applicable	Not Applicable
Fully diluted on March 31, 2011	100,478,383

The Company’s authorized share capital is 150,000,000 common shares with no par value.

Outlook

The Company plans to put the Project into production as an open pit heap leach operation and to construct facilities to process ore at rates of up to 4,650,000 tonnes (5,119,000 tons) per year. Projected life of the open pit heap leach operation is 12 years. The Company also plans to produce and sell aggregate and leached and rinsed residues for an extended period after gold and silver production from the heap leach operation has ended. The Company has completed or is proceeding with detailed engineering designs for each of the key facilities to be constructed. The Company is also securing approvals such as building permits and other approvals for these facilities. Cost estimates for construction of the key facilities have been and are being obtained from contractors. These cost estimates are being incorporated into the feasibility study update, which is being prepared by Norwest. The feasibility study update, once completed, will be the key document to be considered by management in making a production decision.

If all approvals and permits are secured for the Project and a production decision is made, the Company will need significant additional financing to develop the Project into an operating mine. The Company believes that financing for the Project can be secured if gold and silver prices remain at or above $600.00/oz and $12.50/oz respectively and these are the prices used for the feasibility study base case cash flow projections that were released on December 14, 2007. Gold and silver prices averaged $1,224.53/oz and $20.19/oz in 2010 and closing prices on March 23, 2011 were $1,439.50/oz and $36.58/oz respectively. The Company is targeting Project financing in 2011. The ability to finance the Project will be subject to market conditions.

The following are possible financing options that the Company will evaluate, and that may be combined:

a.	An equity financing;
b.	A combination of equity and debt;
c.	A silver-stream financing and
d.	A merger with an established mining company.

It is not expected that the Company will hedge any of its gold or silver production.

The ability of the Company to put the Project into production is subject to numerous risks (see “Item 1A. Risk Factors” heading above). Readers should evaluate the Company’s prospects in light of these and other risk factors.

Special Meeting of Shareholders

The Company held a special meeting of shareholders on September 1, 2010 at which the Company adopted new corporate Articles and increased its authorized capital to 150,000,000 common shares.

Subsequent Event

None

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

Capitalized amounts (including capitalized development costs) are also written down if future cash flows, including potential sales proceeds, related to the mineral property are estimated to be less than the property’s total carrying value. Management reviews the carrying value of each mineral property periodically, and, whenever events or changes in circumstances indicate that the carrying value may not be recoverable, makes the necessary adjustments. Reductions in the carrying value of a property would be recorded to the extent that the total carrying value of the mineral property exceeds its estimated fair value. A write-down of $133,436 (2009 - $167,898) in mineral property interests was recorded for the year ended December 31, 2010

Asset Retirement Obligations

In accordance with the Accounting for Asset Retirement Obligations, the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company has recorded an asset retirement obligation to reflect its legal obligations related to future abandonment of its mineral property using estimated expected cash flow associated with the obligation and discounting the amount using a credit-adjusted, risk-free interest rate. At least annually, the Company reassesses the obligation to determine whether or not a change in any estimated obligation is necessary. The Company has evaluated whether or not there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. The asset retirement obligation recorded as a liability on the Consolidated Balance Sheet is $193,545 (2009 - $177,564) as at December 31, 2010.

Derivative Liabilities

Our stock options and warrants are denominated in a currency other than our functional currency and the instruments were required to be accounted for as separate derivative liabilities. These liabilities were required to be measured at fair value. These instruments were adjusted to reflect fair value at each period end. Any increase or decrease in the fair value was recorded in results of operations as change in fair value of derivative liabilities. In determining the appropriate fair value, we used the Black-Scholes pricing model.

Recently Issued Accounting Standards

(i)

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements”, which requires additional disclosures about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and non-recurring Level 2 and Level 3 measurements. This standard is effective for the Company’s interim and annual periods commencing

January 1, 2011 and will require additional disclosure such as disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than one net amount.

(ii)

In January 2010, an accounting standard update on stock compensation was issued. This accounting standards update codifies Escrowed Share Arrangements and the Presumption of Compensation. When evaluating whether presumption of compensation has been overcome, registrants should consider the substance of the arrangement, including whether the arrangement was entered into for purposes unrelated to, and not contingent upon, continued employment. An escrowed share arrangement in which the shares are automatically forfeited if employment terminates is compensation. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements..

(iii)

In April 2010, the FASB issued ASU 2010-13, “Compensation – Stock Compensation (Topic 718)”. The objective of this update is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. It provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance or service condition is required to be classified as a liability. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements as the Company does not have any employees.

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

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Management, including the principal executive officer who is also our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, management concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective. This includes those controls and procedures necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the inherent limitation of a lack of segregated duties, items and restatement noted below.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as at December 31, 2010 using the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was not effective based on those criteria. Based on the assessment, management has noted the following in regards to its internal controls:

1.	The Company does not review certain expenditures in a U.S. bank account on a regular basis; and

2.	The Company does not have the proper procedure for recording and reporting changes in the US dollar to Canadian dollar.

The deficiencies noted above had no material effect on the Company, however the Company has implemented the following changes in its internal controls to avoid recurrence of the deficiencies in future periods:

1.

The Company’s President, Principal Executive Officer and Principal Accounting Officer now has sole signing authority on checks drawn on the U.S. bank account and no other person has access to this account.

A record of transactions and bank balances are reviewed via internet access on a regular basis to ensure accuracy.

2.

Every foreign exchange transaction is recorded in exact detail and reported to the Company’s principal bank in Vancouver on the day the transaction takes place. The information is provided to the Company’s independent accountants at the end of every month.

Restatement

In addition to items noted above, our company effected a restatement of its financial results for the year ended December 31, 2009 as well as for the first three quarters of the unaudited interim financial statements for 2010.

Evaluation of disclosure controls and procedures and remediation

In connection with the weaknesses noted above for signing authority and foreign exchange, the Company has implemented the following changes in its internal controls to avoid recurrence of the deficiencies in future periods:

1.

The Company’s President, Principal Executive Officer and Principal Accounting Officer now has sole signing authority on checks drawn on the U.S. bank account and no other person has access to this account. A record of transactions and bank balances are reviewed via internet access on a regular basis to ensure accuracy.

2.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We have identified the following material weakness which has caused us to conclude that, as of December 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level.

Our conclusion to restate the above periods resulted in the company recognizing that its disclosure controls and procedures were not effective as of the year ended December 31, 2010 and constituted a material weakness.

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

Item 9B. Other Information

None.

PART III

Information with respect to Items 10 through 14 is set forth in the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2011 and is incorporated herein by reference. If the definitive Proxy Statement cannot be filed on or before April 30, 2011, the issuer will instead file an amendment to this Form 10-K disclosing the information with respect to Items 10 through 14.

PART IV

Item 15. Exhibits

Exhibit	Description of Exhibit	Manner of Filing
No.

3.1	Notice of Articles	Incorporated by reference to Exhibit 3.1 to the Form 8-K of the Company, filed with the SEC on September 2, 2010
3.2	Articles	Incorporated by reference to Exhibit 3.2 to the Form 8-K of the Company, filed with the SEC on September 2, 2010
10.1	Management Agreement dated March 11, 2004 between the Registrant and H. Lutz Klingmann, and amendment dated May 31, 2010.	Incorporated by reference to Exhibit 10.1 to the Form 10-K/A of the Company, filed with the SEC on January 14, 2011
10.2	Mining Lease dated April 22, 1986 between the Registrant, Southwestern Refining Corporation, and Claude and Mary J.Birtle, and amendment dated March 23, 2007.	Incorporated by reference to Exhibit 10.2 to the Form 10-K/A of the Company, filed with the SEC on January 14, 2011
10.3	Mining Lease dated April 26, 2001 between the Subsidiary and Virginia Knight.	Incorporated by reference to Exhibit 10.3 to the Form 10-K/A of the Company, filed with the SEC on January 14, 2011
10.4	Lease dated October 20, 1994 between the Subsidiary and William J. Warner with respect to certain property within the project area.	Incorporated by reference to Exhibit 10.5 to the Form 10-SB
10.5	Mining Lease dated September 19, 1994 between the Subsidiary and Western Centennials, Inc., with respect to certain property within the project area.	Incorporated by reference to Exhibit 10.6 to the Form 10-SB
10.6	1996 Stock option plan of the registrant, as amended.	Incorporated by reference to Exhibit 10.13 to the Form 10-SB
10.7	2008 Stock option plan of the registrant.	Incorporated by reference to Exhibit 10.1 to the Form S-8 of the Company filed with the SEC on February 17, 2010
21.1	Subsidiaries of the Registrant.	Incorporated by reference to Exhibit 24.0 to the Form 10-SB
23.1	Consent of BDO Canada LLP	Filed herewith
31.1	Rule 13a-14(a)/15(d)-14(a) Certification	Filed herewith
32.1	Section 1350 Certification	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN QUEEN MINING CO. LTD.

By:	/s/ H. Lutz Klingmann
H. Lutz Klingmann
President, Principal Executive Officer,
and Principal Accounting Officer

Date: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	President, Principal Executive Officer, Principal	March 31, 2011
/s/ H. Lutz Klingmann	Accounting Officer, and Director
H. Lutz Klingmann

/s/ Edward Thompson	Director	March 31, 2011
Edward Thompson

/s/ Chester Shynkaryk	Director	March 31, 2011
Chester Shynkaryk

/s/ Gordon Gutrath	Director	March 31, 2011
Gordon Gutrath

/s/ Thomas Clay	Director	March 31, 2011
Thomas Clay

Golden Queen Mining Co. Ltd.
(An Exploration Stage Company)
Consolidated Financial Statements
December 31, 2010
(US Dollars)

Tel: 604 688 5421	BDO Canada LLP
Fax: 604 688 5132	600 Cathedral Place
www.bdo.ca	925 West Georgia Street
Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

To the Shareholders of
Golden Queen Mining Co. Ltd.
(An exploration stage company)

We have audited the accompanying consolidated balance sheets of Golden Queen Mining Co. Ltd. (an exploration stage company), as of December 31, 2010 and 2009, and the consolidated statements of loss and comprehensive loss, changes in shareholders’ equity (capital deficit) and cash flows for the years then ended. We have also audited the statements of loss and comprehensive loss, changes in shareholders’ equity (capital deficit), and cash flows for the period from inception (November 21, 1985) through December 31, 2010, except that we did not audit these financial statements for the period from inception (November 21, 1985) through May 31, 1996; those statements were audited by other auditors whose report dated July 12, 1996, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. Our opinion, insofar as it relates to the amounts for the period from inception (November 21, 1985) through May 31, 1996, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Golden Queen Mining Co. Ltd., as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from inception (November 21, 1985) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses and had a deficit accumulated during the exploration stage as of December 31, 2010. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Canada LLP

Chartered Accountants

Vancouver, Canada
March 29, 2011

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent firms.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Balance Sheets
(US dollars)

	December 31, 2010	December 31, 2009
Assets

Current assets:
Cash and cash equivalents	$6,967,465	$2,433,202
Receivables	42,796	24,604
Prepaid expenses and other current assets	40,103	19,490

Total current assets	7,050,364	2,477,296

Property and equipment, net (Note 2)	318,326	205,916
Reclamation financial assurance (Note 3)	286,653	286,653

Total Assets	$7,655,343	$2,969,865

Liabilities and Capital Deficit

Current liabilities:
Accounts payable	$319,675	$150,766
Accrued liabilities	62,839	77,821
Advance minimum royalties (Note 7)	17,108	-

Total current liabilities	399,622	228,587

Asset retirement obligations (Note 6)	193,545	177,564
Derivative liability (Note 10)	10,389,768	2,695,602

Total liabilities	10,982,935	3,101,753

Capital deficit:
Preferred shares, no par value, 3,000,000 shares
authorized; no shares outstanding
Common shares, no par value, 150,000,000 shares
authorized; 94,228,383 (2009 – 88,378,383) shares issued
and outstanding (Note 5)	56,339,823	50,205,634
Additional paid-in capital	3,784,582	3,130,549
Deficit accumulated during the exploration stage	(63,451,997)	(53,468,071)

Total capital deficit	(3,327,592)	(131,888)

Total liabilities and capital deficit	$7,655,343	$2,969,865

Financial Condition and Ability to Continue as a Going Concern (Note 1)

Commitments and Contingencies (Notes 3, 5 and 7)

Approved by the Directors:

“H. Lutz Klingmann”	“Chester Shynkaryk”
H. Lutz Klingmann, Director	Chester Shynkaryk, Director

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Loss and Comprehensive Loss
(US dollars)

			Cumulative From
			Date of Inception
			(November 21, 1985)
	Year Ended	Year Ended	through
	December 31, 2010	December 31, 2009	December 31, 2010

General and administrative expenses	$(3,290,736)	$(2,246,953)	$(23,018,536)
Impairment loss (Note 3)	(133,436)	(167,898)	(32,269,028)
Adjustment to asset retirement obligation on
changes in cash flow estimates (Note 6)	-	(6,882)	223,583
Accretion expense (Note 6)	(15,981)	(7,779)	(71,362)
Change in fair value of derivative liability (Note
10)	(6,575,406)	(2,095,300)	(8,670,706)
Gain on settlement of debt	-	-	136,627
Mineral interests written off	-	-	(277,251)

	(10,015,559)	(4,524,812)	(63,946,673)

Interest expense	-	-	(913,098)
Interest income	31,633	10,070	1,631,620

Net loss and comprehensive loss	$(9,983,926)	$(4,514,742)	$(63,228,151)

Loss per share - basic and diluted	$(0.11)	$(0.05)

Weighted average number of common shares
outstanding	91,990,821	86,738,897

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Shareholders’ Equity (Capital Deficit)
(US dollars)

					Deficit	Total
From the Date of Inception				Additional	Accumulated	Shareholders’
(November 21, 1985)	Common		Stock	Paid-in	During the	Equity
through December 31, 2010	Shares	Amount	Subscription	Capital	Exploration Stage	(Deficiency)

Balance, November 21, 1985

Issuance of common shares for cash	1,425,001	$141,313	$-	$-	$-	$141,313
Net loss for the period	-	-	-	-	(15,032)	(15,032)

Balance, May 31, 1986	1,425,001	141,313	-	-	(15,032)	126,281

Issuance of common shares for cash	550,000	256,971	-	-	-	256,971
Issuance of common shares for mineral
property	25,000	13,742	-	-	-	13,742
Net loss for the year	-	-	-	-	(58,907)	(58,907)

Balance, May 31, 1987	2,000,001	412,026	-	-	(73,939)	338,087

Issuance of common shares for cash	1,858,748	1,753,413	-	-	-	1,753,413
Net income for the year	-	-	-	-	38,739	38,739

Balance, May 31, 1988	3,858,749	2,165,439	-		(35,200)	2,130,239

Issuance of common shares for cash	1,328,750	1,814,133	-	-	-	1,814,133
Issuance of common shares for mineral
property	100,000	227,819	-	-	-	227,819
Net loss for the year	-	-	-	-	(202,160)	(202,160)

Balance, May 31, 1989	5,287,499	4,207,391	-	-	(237,360)	3,970,031

Issuance of common shares for cash	1,769,767	2,771,815	-	-	-	2,771,815
Issuance of common shares for mineral
property	8,875	14,855	-	-	-	14,855
Net loss for the year	-	-	-	-	(115,966)	(115,966)

Balance, May 31, 1990	7,066,141	6,994,061	-	-	(353,326)	6,640,735

Net income for the year	-	-	-	-	28,706	28,706

Balance, May 31, 1991	7,066,141	6,994,061	-	-	(324,620)	6,669,441

Net loss for the year	-	-	-	-	(157,931)	(157,931)

Balance, May 31, 1992	7,066,141	6,994,061	-	-	(482,551)	6,511,510
Net loss for the year	-	-	-	-	(285,391)	(285,391)

Balance, May 31, 1993	7,066,141	6,994,061	-	-	(767,942)	6,226,119

Issuance of common shares for cash	5,834,491	1,536,260	-	-	-	1,536,260
Share issuance costs	-	-	-	-	(18,160)	(18,160)
Issuance of common shares for mineral
property	128,493	23,795	-	-	-	23,795
Net loss for the year	-	-	-	-	(158,193)	(158,193)

Balance, May 31, 1994	13,029,125	8,554,116	-	-	(944,295)	7,609,821

Issuance of common shares for cash	648,900	182,866	-	-	-	182,866
Net loss for the year	-	-	-	-	(219,576)	(219,576)

Balance, May 31, 1995	13,678,025	8,736,982	-	-	(1,163,871)	7,573,111

Issuance of common shares for cash	2,349,160	2,023,268	-	-	-	2,023,268
Issuance of common shares for debt	506,215	662,282	-	-	-	662,282
Issuance of 5,500,000 special warrants	-	9,453,437	-	-	-	9,453,437
Special warrants issuance costs	-	-	-	-	(100,726)	(100,726)
Net loss for the year	-	-	-	-	(426,380)	(426,380)

Balance, May 31, 1996	16,533,400	20,875,969	-	-	(1,690,977)	19,184,992

Issuance of common shares for cash	18,000	10,060	-	-	-	10,060
Issuance of common shares for special
warrants	5,500,000	-	-	-	-	-
Special warrants issuance costs	-	-	-	-	(123,806)	(123,806)
Net loss for the period	-	-	-	-	(348,948)	(348,948)

Balance, December 31, 1996	22,051,400	$20,886,029	$-	$-	$(2,163,731)	$18,722,298

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Shareholders’ Equity (Capital Deficit)
(US dollars)

					Deficit	Total
From the Date of Inception					Accumulated	Shareholders’
(November 21, 1985)	Common		Stock	Additional	During the	Equity
through December 31, 2010	Shares	Amount	Subscription	Paid-in Capital	Exploration Stage	(Deficiency)

Balance, carried forward from previous
page	22,051,400	$20,886,029	$-	$-	$(2,163,731)	$18,722,298

Issuance of common shares for cash	157,000	157,050	-	-	-	157,050
Issuance of 3,500,000 special warrants	-	5,287,315	-	-	-	5,287,315
Issuance of common shares for special
warrants	3,500,000	-	-	-	-	-
Options to non-employee directors	-	-	-	70,200	-	70,200
Special warrants issuance costs	-	-	-	-	(163,313)	(163,313)
Net loss for the year	-	-	-	-	(1,047,869)	(1,047,869)

Balance, December 31, 1997	25,708,400	26,330,394	-	70,200	(3,374,913)	23,025,681

Issuance of common shares upon
exercise of warrants	1,834,300	857,283	-	-	-	857,283
Issuance of common shares through
conversion of debt	2,017,941	1,000,000	-	-	-	1,000,000
Share issuance costs	-	-	-	-	(6,060)	(6,060)
Issuance of common shares for cash	5,236,000	2,439,753	-	-	-	2,439,753
Options and re-priced options to non-
employee directors	-	-	-	107,444	-	107,444
Net loss for the year	-	-	-	-	(971,595)	(971,595)

Balance, December 31, 1998	34,796,641	30,627,430	-	177,644	(4,352,568)	26,452,506

Issuance of 13,250,000 special warrants	-	3,350,915	-	-	-	3,350,915
Special warrants issuance costs	-	-	-	-	(166,620)	(166,620)
Issuance of common shares for special
warrants	13,250,000	-	-	-	-	-
Net loss for the year	-	-	-	-	(564,657)	(564,657)

Balance, December 31, 1999	48,046,641	33,978,345	-	177,644	(5,083,845)	29,072,144

Cumulative effect of change in
accounting for stock options	-	-	-	(177,644)	-	(177,644)
Stock subscription	-	-	200,000	-	-	200,000
Net loss for the year	-	-	-	-	(28,708,276)	(28,708,276)

Balance, December 31, 2000	48,046,641	33,978,345	200,000	-	(33,792,121)	386,224

Issuance of common shares through
conversion of debt	406,250	65,000	-	-	-	65,000
Issuance of common shares for
conversion of stock subscription	1,538,462	200,000	(200,000)	-	-	-
Share issuance costs	-	-	-	-	(3,337)	(3,337)
Net loss for the year	-	-	-	-	(262,059)	(262,059)

Balance, December 31, 2001	49,991,353	34,243,345	-	-	(34,057,517)	185,828

Issuance of common shares through
exercise of options	290,000	37,234	-	-	-	37,234
Issuance of common shares through
exercise of warrants	1,520,836	243,334	-	-	-	243,334
Stock option compensation	-	-	-	21,456	-	21,456
Share issuance costs	-	-	-	-	(4,216)	(4,216)
Net loss for the year	-	-	-	-	(347,603)	(347,603)

Balance, December 31, 2002	51,802,189	34,523,913	-	21,456	(34,409,336)	136,033

Issuance of common shares through
exercise of options	100,000	24,379	-	-	-	24,379
Equity component of convertible notes	-	-	-	375,000	-	375,000
Stock option compensation	-	-	-	127,326	-	127,326
Net loss for the year	-	-	-	-	(744,516)	(744,516)

Balance, December 31, 2003	51,902,189	$34,548,292	$-	$523,782	$(35,153,852)	$(81,778)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Shareholders’ Equity (Capital Deficit)
(US dollars)

					Deficit	Total
From the Date of Inception					Accumulated	Shareholders’
(November 21, 1985)	Common		Stock	Additional	During the	Equity
through December 31, 2010	Shares	Amount	Subscription	Paid-in Capital	Exploration Stage	(Deficiency)

Balance, carried forward from previous
page	51,902,189	$34,548,292	$-	$523,782	$(35,153,852)	$(81,778)

Issuance of common shares for cash	8,000,000	3,036,282	-	-	-	3,036,282
Issuance of common shares for
convertible notes	978,260	225,000	-	-	-	225,000
Issuance of common shares through
exercise of options	200,000	55,861	-	-	-	55,861
Share issuance costs	-	-	-	-	(38,975)	(38,975)
Net loss for the year	-	-	-	-	(1,772,250)	(1,772,250)

Balance, December 31, 2004	61,080,449	37,865,435	-	523,782	(36,965,077)	1,424,140

Issuance of common shares through
exercise of options	110,000	21,049	-	-	-	21,049
Stock option compensation	-	-	-	48,592	-	48,592
Net loss for the year	-	-	-	-	(1,476,324)	(1,476,324)

Balance, December 31, 2005	61,190,449	37,886,484	-	572,374	(38,441,401)	17,457

Issuance of common shares through
private placement	7,200,000	1,614,716	-	1,520,899	-	3,135,615
Issuance of common shares through
exercise of options	100,000	30,853	-	-	-	30,853
Issuance of common shares through
exercise of warrants	8,978,260	4,659,173	-	-	-	4,659,173
Issuance of common shares for
convertible notes	652,174	150,000	-	39,917	-	189,917
Stock option compensation	-	-	-	814,810	-	814,810
Modification of warrants	-	-	-	889,117	-	889,117
Share issuance costs	-	-	-	-	(62,888)	(62,888)
Net loss for the year	-	-	-	-	(4,910,036)	(4,910,036)

Balance, December 31, 2006	78,120,883	44,341,226	-	3,837,117	(43,414,325)	4,764,018

Issuance of common shares for exercise
of options	290,000	127,652	-	-	-	127,652
Issuance of common shares for property	30,000	24,600	-	-	-	24,600
Net loss for the year	-	-	-	-	(2,006,482)	(2,006,482)

Balance, December 31, 2007	78,440,883	44,493,478	-	3,837,117	(45,420,807)	2,909,788

Issuance of common shares through
exercise of warrants	7,200,000	4,184,425	-	-	-	4,184,425
Net loss for the year	-	-	-	-	(3,996,777)	(3,996,777)

Balance, December 31, 2008	85,640,883	48,677,903	-	3,837,117	(49,417,584)	3,097,436

Cumulative effect of change in
accounting principle	-	-	-	(863,402)	464,255	(399,147)
Issuance of common shares through
private placement (Note 5)	2,337,500	1,396,646	-	-	-	1,396,646
Issuance of common shares through
exercise of options (Note 5)	400,000	131,085	-	-	-	131,085
Reclassification of derivative liability on
the exercise of stock options (Note 10)	-	-	-	156,834	-	156,834
Net loss for the year,	-	-	-	-	(4,514,742)	(4,514,742)

Balance, December 31, 2009	88,378,383	50,205,634	-	3,130,549	(53,468,071)	(131,888)

Issuance of common shares through
exercise of options (Note 5)	850,000	272,156	-		-	272,156
Reclassification of derivative liability on
the exercise of stock options (Note 10)	-	-	-	654,033	-	654,033
Issuance of common shares through
private placement (Note 5)	5,000,000	5,907,798				5,907,798
Share issuance costs (Note 5)	-	(45,765)	-	-	-	(45,765)
Net loss for the year	-	-	-	-	(9,983,926)	(9,983,926)

Balance, December 31, 2010	94,228,383	$56,339,823	$-	$3,784,582	$(63,451,997)	$(3,327,592)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Cash Flows
(US dollars)

			Cumulative From
			Date of Inception
	Year Ended	Year Ended	(November 21, 1985)
	December 31,	December 31,	through
	2010	2009	December 31, 2010

Operating activities:
Net loss for period	$(9,983,926)	$(4,514,742)	$(63,228,151)
Adjustments to reconcile net loss to cash
used in operating activities:
Asset impairment loss	133,436	167,898	32,269,028
Mineral interests written off	-	-	277,251
Amortization and depreciation	8,119	6,024	469,920
Amortization of debt discount	-	-	375,000
Adjustment to asset retirement obligation
based on changes in cash flow estimates	-	6,882	(223,583)
Accretion expense	15,981	7,779	71,362
Change in fair value of derivative liability	6,575,406	2,095,300	8,670,706
Gain on disposition of property and
equipment	-	-	(10,032)
Stock option compensation	46,275	357,989	1,416,448
Financing charges related to modification
of warrants	-	-	889,117
Mineral property expenditures	-	-	(22,395,449)
Changes in assets and liabilities:
Receivables	(18,192)	(4,553)	(42,796)
Prepaid expenses and other current assets	(20,613)	356	(127,013)
Accounts payable and accrued liabilities	153,927	(20,456)	422,431
Royalty and mining rights payable	17,108	(48,034)	17,108

Cash used in operating activities	(3,072,479)	(1,945,557)	(41,148,653)

Investing activities:
Purchase of mineral properties	(133,436)	(167,898)	(7,936,792)
Deposits on mineral properties	-	-	(1,017,551)
Purchase of reclamation financial
assurance	-	(14,845)	(286,653)
Purchase of property and equipment	(120,529)	-	(1,434,367)
Proceeds from sale of property and
equipment	-	-	47,153

Cash used in investing activities	(253,965)	(182,743)	(10,628,210)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Cash Flows (Continued)
(US dollars)

			Cumulative From
			Date of Inception
	Year Ended	Year Ended	(November 21, 1985)
	December 31,	December 31,	through
	2010	2009	December 31, 2010

Financing activities:
Borrowing under long-term debt	-	-	3,918,187
Payment of long-term debt	-	-	(2,105,905)
Proceeds from convertible debt	-	-	440,000
Issuance of common shares for cash	7,634,316	1,396,646	28,871,618
Share issuance costs	(45,765)	-	(733,866)
Issuance of special warrants	-	-	18,091,667
Issuance of common shares upon exercise
of stock options	272,156	131,085	561,746
Issuance of common shares upon exercise
of warrants	-	-	9,700,881

Cash provided by financing activities	7,860,707	1,527,731	58,744,328

Net change in cash and cash
equivalents	4,534,263	(600,569)	6,967,465

Cash and cash equivalents,
beginning balance	2,433,202	3,033,771	-

Cash and cash equivalents,
ending balance	$6,967,465	$2,433,202	$6,967,465

Supplementary Disclosures of Cash Flow Information (Note 9)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009
(US dollars)

Nature of Business Golden Queen Mining Co. Ltd. (“Golden Queen” or the “Company”) is engaged in acquiring and maintaining gold and silver mining properties for exploration, future development and production. The Company was formed on November 21, 1985. Since its inception, the Company has been in the exploration stage. Planned activities involve bringing to production a precious metals mine located in the Mojave Mining District, Kern County, California.

Principles of Consolidation These consolidated financial statements include the accounts of Golden Queen Mining Co. Ltd., a British Columbia corporation, and its wholly-owned subsidiary, Golden Queen Mining Co., Inc. (the “Subsidiary”), a US (State of California) corporation and, until its dissolution on August 27, 2007, the Karma Wegmann Corporation (see Note 3).

Generally Accepted Accounting Principles (“GAAP”) The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

In June 2009, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles”. The FASB Accounting Standards Codification (“Codification”) is the source of authoritative US GAAP to be applied by non-government entities for Securities and Exchange Commission (“SEC”) registrants. On the effective date of this statement, the Codification superseded all the then-existing non-SEC accounting and reporting standards. This statement became effective for the Company’s consolidated financial statements for the year ended December 31, 2009.

Cash and Cash Equivalents For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

Property and Equipment Property and equipment are stated at the lower of cost or net realizable value less accumulated depreciation. Depreciation is provided by the straight-line method over the estimated service lives of the respective assets, which range from 3 to 30 years, as follows:

Buildings	20 years
Furniture and Fixtures	5 years
Automobiles	3 to 5 years
Rental Properties	30 years

Mineral Properties Mineral properties include the cost of advance minimum royalty payments, the cost of capitalized mineral property leases, and mineral property acquisition costs. Expenditures for exploration and development on specific mineral properties with no proven reserves are expensed as incurred. Mineral property costs will be amortized against future revenues or charged to operations at the time the related mineral property is determined to have an impairment in value.

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
Years Ended December 31, 2010 and 2009
(US dollars)

Exploration and Development Expenditures. Exploration and development expenditures are expensed as incurred. Once a mineral reserve has been established, all future development costs will be capitalized and charged to operations on a unit-of-production method based on estimated recoverable reserves.

Valuation of Long-lived Assets. Accounting standards require recognition of impairment of long-lived assets in the event the carrying value of such assets may not be recoverable. It requires that those long-lived assets to be disposed of by sale are to be measured at the lower of carrying amount or fair value less cost of sale whether reported in continuing operations or in discontinued operations. In accordance with the provisions of the accounting standard, the Company reviews the carrying value of its mineral properties on a regular basis. Estimated undiscounted future cash flow from the mineral properties is compared with the current carrying value in order to determine if an impairment exists. Reductions to the carrying value, if necessary, are recorded to the extent the net book value of the property exceeds the estimate of future discounted cash flow or liquidation value.

Foreign Currency Translation The Company’s functional and reporting currency, the US dollar, is the primary economic currency. Assets and liabilities in foreign currencies are generally translated into US dollars at the exchange rates on the balance sheet date. Revenues and expenses are translated at exchange rates on the date of the transaction. Where amounts denominated in a foreign currency are converted into US dollars by remittance or repayment, the realized exchange differences are included in other income. The exchange rates prevailing at December 31, 2010 and 2009 were $0.99 and $1.05 stated in Canadian dollars per one US dollar, respectively. The average rates of exchange during the years ended December 31, 2010 and 2009 were $1.02 and $1.14 stated in Canadian dollars per one US dollar, respectively.

Loss Per Share The Company computes and discloses loss per share in accordance with ASC 260, “Earnings per Share”, which requires dual presentation of basic loss per share and diluted loss per share on the face of all income statements presented for all entities with complex capital structures. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options and warrants. Since the Company’s stock options and warrants are anti-dilutive for all periods presented, there is no difference between basic and diluted loss per share as presented. A total of 5,550,000 (2009 – 3,850,000) common shares were issuable pursuant to such stock options and warrants at December 31, 2010.

Asset Retirement Obligations The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The obligation is measured initially at fair value using present value methodology, and the resulting costs capitalized into the carrying amount of the related asset. In subsequent periods, the liability will be adjusted for any changes in the amount or timing of the underlying future cash flows. Capitalized asset retirement costs are amortized on the same basis as the related asset and the discount accretion of the liability is included in determining the results of operations.

Estimates The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made by management in several areas including the recoverability of mineral properties, reclamation reserves and valuation of stock options. Actual results could differ from those estimates.

Fair Value of Financial Instruments The carrying amounts reported in the balance sheets for cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the reclamation financial assurance approximates the carrying value because the stated interest rates reflect recent market conditions or because the rates are variable in nature.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009
(US dollars)

Income Taxes The Company follows the asset and liability method of accounting for income taxes whereby the deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. If it is determined that the realization of the future tax benefit is not more likely than not, the Company establishes a valuation allowance.

Stock Option Plan In 2009, the Company’s Board of Directors adopted a second stock option plan referred to as the 2008 stock option plan (the “2008 Plan”). Pursuant to the 2008 Plan, a further 7,200,000 shares were reserved for issuance on exercise of options granted under the new plan. The exercise price of stock options granted under the 2008 Plan is determined by the Board, but shall not be less than the volume weighted average price for the five trading days immediately prior to the award date. All options granted under the 2008 Plan will be subject to such vesting requirements as may be prescribed by the Exchange, if applicable, or as may be imposed by the Board. All stock options granted under the 2008 Plan and outstanding as at December 31, 2010 expire at a date determined by the Company’s Board of Directors, not exceeding five years from the date of grant.

Derivative Financial Instruments The Company reviews the terms of its equity instruments and other financing arrangements to determine whether or not there are embedded derivative instruments that are required to be accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company may also issue options or warrants to non-employees in connection with consulting or other services.

Derivative financial instruments are measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For warrant-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to estimate fair value of the derivative instruments. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value.

The classification of derivative instruments, including whether or not such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. If reclassification is required, the fair value of the derivative instrument, as of the determination date, is reclassified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements”, which requires additional disclosures about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and non-recurring Level 2 and Level 3 measurements. This standard is effective for the Company’s interim and annual periods commencing January 1, 2011 and will require additional disclosure such as disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than one net amount. The Company is currently assessing the impact of ASU 2010-6 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009
(US dollars)

New Accounting Pronouncements – (cont’d)

In January 2010, the FASB issued ASU 2010 -5 “Compensation – Stock Compensation (Topic 718)”. This accounting standards update codifies EITF Topic D-110, Escrowed Share Arrangements and the Presumption of Compensation. When evaluating whether presumption of compensation has been overcome, registrants should consider the substance of the arrangement, including whether the arrangement was entered into for purposes unrelated to, and not contingent upon, continued employment. An escrowed share arrangement in which the shares are automatically forfeited if employment terminates is compensation. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, “Compensation – Stock Compensation (Topic 718)”. The objective of this update is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. It provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance or service condition is required to be classified as a liability. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

1. Financial Condition and Ability to Continue as a Going Concern

These financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has not generated revenues and has accumulated a deficit of $63,451,997 at December 31, 2010 (2009 - $53,468,071) since inception and is not expected to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity and/or debt or joint venture financing to fund construction of the operating facility on its Soledad Mountain Property (the “Property”) in the Mojave Mining District, Kern County, California, once a production decision has been made.

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

2. Property and Equipment

Property and equipment consists of:
	2010	2009
Buildings	$110,730	$26,360
Furniture and fixtures	56,090	56,090
Automobiles	21,401	21,401
Rental properties	349,794	313,635
Property and equipment, cost	538,015	417,486
Less accumulated depreciation	(219,689)	(211,570)
Property and equipment, net	$318,326	$205,916

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009
(US dollars)

3. Mineral Properties

The Company formerly capitalized amounts that were paid to acquire mineral property rights and for professional services rendered in the exploration, drilling, sampling, engineering and other related technical, managerial and professional services toward the evaluation and development of its Property. The Company’s investment in mineral properties in the amount of $30,951,041 (2009 - $30,616,348) was fully provided for by the year ended December 31, 2010.

	2010	2009

Exploration and development expenditures	$21,015,506	$21,015,206
Mineral properties	6,071,388	5,937,952
Advance minimum royalty	3,482,379	3,297,103
Asset retirement obligations	381,768	365,787
Impairment loss	(30,951,041)	(30,616,348)

Total	$-	$-

As at December 31, 2010, the Company had provided reclamation financial assurance to the Bureau of Land Management, California and Kern County totaling $286,653 (2009 - $286,653). This deposit earns interest at 0.4% per annum and is not available for working capital purposes.

In July 2006, the Company acquired through the purchase of the Karma Wegmann Corporation a tract of land contiguous to the Property; in consideration of $875,000 paid to the vendors. The mineral properties owned by Karma Wegmann Corporation were transferred to the Company and management determined that a write-down of $875,000 was necessary in 2006. The Karma Wegmann Corporation was wound-up on August 27, 2007.

The Company is required to pay a royalty of 1% of gross smelter returns to the original owners of the Karma Wegmann Corporation for a period of up to 60 years, not to exceed $60,000,000, upon commencement of commercial production from the property formerly owned by Karma Wegmann Corporation. As of December 31, 2010, the Company has not incurred any royalty as the Property has not been in production.

4. Income Taxes

The tax effects of the temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows:

	2010	2009

Net operating and capital losses	$9,174,000	$8,848,000
Property, plant and equipment	327,000	317,000
Mineral properties and deferred exploration costs	2,141,000	1,456,000
Asset retirement obligations	63,000	58,000
Foreign exchange (gain) loss	(43,000)	-
Undeducted financing costs	10,000	4,000
Valuation allowance	(11,672,000)	(10,683,000)

Deferred tax assets (liabilities)	$-	$-

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009
(US dollars)

4. Income Taxes – (cont’d)

The provision for income taxes differ from the amount established using the statutory income tax rate as follows:

	2010	2009

Income benefit at Canadian statutory rate	$(2,845,000)	$(1,354,000)
Foreign income taxes at other than Canadian statutory rate	(176,000)	(64,000)
Change in fair value of derivative liability	1,797,000	681,000
Non-deductible stock based compensation	14,000	-
Share issuance costs	(7,000)	-
Non-taxable portion of foreign exchange gain	(43,000)	-
Expiry of losses carried forward	253,000	699,000
Effect of reduction in statutory rate	18,000	61,000
Increase (decrease) in valuation allowance	989,000	(23,000)

Deferred tax recovery	$-	$-

The Company’s future tax assets include approximately $10,000 (2009 - $4,000) related to deductions for share issue costs in excess of amounts deducted for financial reporting purposes. If and when the valuation allowance related to these amounts is reversed, the Company will recognize this benefit as an adjustment to share capital as opposed to income tax expense in the consolidated statements of loss.

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the future tax asset has been established at both December 31, 2010 and 2009.

As at December 31, 2010, the Company had net operating loss carry-forwards available to reduce taxable income in future years as follows:

Country	Amount	Expiration Dates

United States – Federal	$22,600,000	2011 – 2030
Canada (C$)	$ 5,900,000	2011 – 2030

These financial statements do not reflect the potential effect on future income taxes of the application of these losses.

“Accounting for Uncertainty in Income Taxes” was issued, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has evaluated its tax positions for the years ended December 31, 2010 and 2009 and determined that it has no uncertain tax positions requiring financial statement recognition.

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
Years Ended December 31, 2010 and 2009
(US dollars)

5. Share Capital

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

On June 1, 2010, the Company issued 5,000,000 units at C$1.60 per unit for gross proceeds of $7,634,316 (C$8,000,000) and incurred professional fees of $45,765 as share issuance costs. Each unit consisted of one common share, one-quarter of one Class A purchase warrant and one-quarter of one Class B purchase warrant. Each whole Class A warrant is exercisable to acquire one additional common share of the Company at a price of C$1.75. Each Class B warrant is exercisable to acquire one additional common share of the Company at a price of C$2.00. Both Class A and Class B warrants expire December 1, 2011. The aggregate fair value of the Class A and Class B purchase warrants was $1,726,518 and the Company allocated the remaining proceeds of $5,907,798 to the common shares. The fair value of the warrants was determined using the Black-Scholes option pricing model with assumptions as set out below:

2010

Expected life years	1.5
Interest rate	1.37%
Volatility	114%
Dividend yield	Nil

In September 2010, 50,000 stock options were exercised and the Company issued 50,000 common shares at C$0.26 per share for proceeds of $12,487 (C$13,000).

In October 2010, 100,000 stock options were exercised and the Company issued 100,000 common shares at C$0.26 per share for proceeds of $25,556 (C$26,000).

In connection with the guidance of ASC 815-40-15, as the options and warrants are exercisable in a currency other than the functional currency of the Company, they do not meet the “fixed-for-fixed” criteria of the guidance. As a result, the Company was required to separately account for the Class A and Class B warrants issued in connection with the private placement noted above as a derivative instrument liability (Note 10).

Stock options

The Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted. In accordance with the accounting standard for employees, the compensation expense is amortized on a straight-line basis over the requisite service period, which approximates the vesting period. Compensation expense for stock options granted to non-employees is amortized over the contract services period or, if none exists, from the date of grant until the options vest. Compensation associated with unvested options granted to non-employees is remeasured on each balance sheet date using the Black-Scholes option pricing model.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009
(US dollars)

5. Share Capital – (cont’d)

Stock options – (cont’d)

The following is a summary of stock option activity during the years ended December 31, 2010 and 2009:

		Weighted
		Average Exercise
	Shares	Price per Share

Options outstanding and exercisable, January 1, 2009	2,300,000	C$0.57
Granted	1,950,000	C$0.26
Exercised	(400,000)	C$0.35

Options outstanding and exercisable, December 31, 2009	3,850,000	C$0.44
Granted	50,000	C$1.24
Exercised	(850,000)	C$0.33

Options outstanding and exercisable, December 31, 2010	3,050,000	C$0.48

The stock-based compensation expense recognized on the grant date was $46,275 (2009 - $357,989). Subsequent to the grant date, such options are revalued to fair value at each period-end (Note 10). The fair value of stock options granted as above is calculated using the following weighted average assumptions:

	2010	2009

Expected life years	5	5
Interest rate	1.95%	2.04%
Volatility	106%	112.3%
Dividend yield	0%	0%

As at December 31, 2010, the aggregate intrinsic value of the outstanding exercisable options was approximately $7,124,000 (2009 - $1,921,979). The total intrinsic value for options that were exercised during 2010 was approximately $438,000 (2009 -$232,160).

There is no unamortized compensation expense as at December 31, 2010 and 2009 as all the outstanding options vested at the grant date.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2010:

		Weighted
		Average	Weighted
	Number	Contractual	Average
Expiry	Outstanding and	Remaining Life	Exercise
Date	Exercisable	(Years)	Price

April 20, 2011	1,200,000	0.30	C$0.77
January 28, 2014	1,800,000	3.07	C$0.26
April 18, 2015	50,000	4.29	C$1.24

	3,050,000	2.01	C$0.48

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009
(US dollars)

5. Share Capital – (cont’d)

Warrants

The following is a summary of warrants activity during the years ended December 31, 2010 and 2009:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual
	Shares	per Share	Life (Years)	Expiry Date
Outstanding, January 1, 2009 and 2010	-	-	-	-
Issued:
Class A	1,250,000	C$1.75	0.92	December 1, 2011
Class B	1,250,000	C$2.00	0.92	December 1, 2011

Outstanding, December 31, 2010	2,500,000	C$1.88

As at December 31, 2010, the aggregate intrinsic value of the outstanding warrants was approximately $2,325,000 (2009 - $Nil).

6. Asset Retirement Obligations

The Company is required to provide the Bureau of Land Management, the State Office of Mine Reclamation and Kern County with a revised reclamation cost estimate once per year. The financial assurance is adjusted once the cost estimate is approved (see Note 3).

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and clean-up its Property. The Company estimated that total payments of approximately $367,000 over three years commencing in 2017 would be required to complete the reclamation obligations. In determining the estimated initial present value of the obligation, a discount factor of 9.0% (the credit-adjusted risk-free rate), and an inflation rate of 3.0% were used. The asset portion of the retirement obligations were written off in 2004. The following is a summary of asset retirement obligations:

	2010	2009
Balance, beginning of the year	$177,564	$162,903
Change in cash flow estimates	-	6,882
Accretion expense	15,981	7,779
Balance, end of the year	$193,545	$177,564

7. Commitments and Contingencies

The Company has acquired a number of mineral properties outright and has acquired exclusive rights to explore, develop and mine the Property under various agreements with landowners.

The Company is required to make advance minimum royalty payments related to its mineral properties. The total advance minimum royalty in 2010 was $185,276 (2009 - $174,196), of which $17,108 was unpaid. The total advance minimum royalty owing for 2011 is expected to be approximately $272,000.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009
(US dollars)

7. Commitments and Contingencies – (cont’d)

In 2007, the Company reached an agreement with a landowner to amend the terms of the lease agreement. Under the terms of the amendment, the Company has been granted an extension of twenty years and has paid $100,000 owed from 2005. In addition, the Company is not required to pay advance royalties during the two-year period until April 23, 2008 and the Company will receive a credit representing 50% of all advance minimum royalty paid and use it against the future production royalties. The Company recommenced the advance minimum royalty payment, and paid the landowner $100,000 in 2009 and $100,000 in 2010.

A mining lease agreement with a group of landholders expired in 2004. The Company is currently in discussions with this group of landholders in an effort to reach a new agreement.

The Company has agreed to issue 100,000 common shares as a finder’s fee upon commencement of commercial production on the Property in connection with certain property acquisitions. As of December 31, 2010, commercial production has not commenced and no shares have been issued.

In 2004, the Company entered into an agreement with the President of the Company to issue 300,000 bonus shares upon completion of certain milestones. Upon receipt by the Company of a bankable feasibility study and the decision to place the Property into commercial production, a bonus of 150,000 common shares would be issued. Upon commencement of commercial production on the Property, a bonus of 150,000 common shares would be issued. In May 2010, the Company entered into an amendment to the agreement whereby the 300,000 bonus shares would alternatively be issuable upon a change of control transaction or upon a sale of all or substantially all of the Company’s assets, having a value at or above CAD $1.00 per share of the Company, with a further 300,000 bonus shares being issuable in the event the change of control transaction or asset sale occurred at a value at or above CAD $1.50 per share. The agreement is for a term of three years and shall automatically renew for two years. As at December 31, 2010, the milestones had not been reached and no accrual was made in connection with these arrangements.

8. Related Party Transactions

Except as noted elsewhere in these consolidated financial statements, related party transactions are disclosed as follows:

For the year ended December 31, 2010, the Company paid $141,293 (2009 - $116,776) to Mr. H. L. Klingmann for services as President of the Company and paid $17,769 (2009 - $18,620) to Mr. Chester Shynkaryk for his consulting services to the Company.

For the year ended December 31, 2010, the Company paid $1,974 (2009 - $1,752) to each of four directors and $2,000 (2009 - $2,000) to a director as director’s fees.

The above noted transactions were in the normal course of operations, and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009
(US dollars)

9. Supplementary Disclosures of Cash Flow Information

			Amounts From Date of
			Inception
	Year ended	Year ended	(November 21, 1985)
	December 31,	December 31,	through
	2010	2009	December 31, 2010
Cash paid during year for:
Interest	$-	$-	$1,192,911
Income taxes	$-	$-	$-
Non-cash financing and investing
activities:		-
Reclassification of derivative liability
for exercised stock options	$654,033	$156,834	$810,867
Stock option compensation	$46,275	$357,989	$1,416,448
Financing charges related to
modification of warrants term	$-	$-	$889,117
Exchange of notes for common shares	$-	$-	$1,727,282
Exchange of note for future royalty
payments	$-	$-	$150,000
Common shares issued for mineral
property	$-	$-	$304,811
Mineral property acquired through the
issuance of long-term debt	$-	$-	$1,084,833
Common shares issued upon conversion
of convertible debt	$-	$-	$414,917
Asset retirement obligations	$15,981	$14,661	$193,545

10. Derivative Liability

As at January 1, 2009, the date on which the guidance of ASC 815-40-15 became effective for the Company, the Company’s stock options met the criteria of a derivative instrument liability because they were exercisable in a currency other than the functional currency of the Company and thus did not meet the “fixed-for-fixed” criteria of that guidance. As a result, the Company was required to separately account for the stock options as a derivative instrument liability recorded at fair value and marked-to-market each period with the changes in the fair value each period charged or credited to income.

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

The cumulative effect of this change in accounting principle of $399,147 had been recognized as a decrease of the opening balance of the accumulated deficit of $464,255 and a decrease in the opening balance of additional paid-in capital of $863,402 as of January 1, 2009, with corresponding adjustments at January 1, 2009 to recognize a derivative liability of $399,147.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009
(US dollars)

10. Derivative Liability – (cont’d)

Stock-based compensation of $357,989 in respect of stock options granted in 2009, previously recorded as additional paid-in capital, was reclassified as derivative liability in connection with the adoption of these pronouncements.

During the year ended December 31, 2009, a total of 400,000 stock options treated as a derivative liability were exercised. Upon exercise of these options, the portion of the derivative liability that pertained to these options was re-measured and recorded at its fair value of $156,834, subsequent to which it was reclassified to additional paid-in capital. The Company measured the fair value of the derivative liability pertaining to the options exercised using the Black-Scholes pricing model with the following range of assumptions: expected volatility – 100.45% - 108.23%, expected life – 0.28 – 0.44 years, risk-free discount rate – 1.23% - 1.52%, dividend yield – 0.00% .

During the year ended December 31, 2010, a total of 850,000 stock options included in the derivative liability were exercised. Upon exercise of these options, the portion of the derivative liability that pertained to these options was re-measured and recorded at its fair value of $654,033. The Company measured the fair value of the derivative liability pertaining to the options exercised using the Black-Scholes pricing model with the following range of assumptions: expected volatility - 33% - 116%, expected life – 0.01 – 3.30 years, risk-free discount rate – 1.17% - 1.52%, dividend yield – 0.00% .

As of December 31, 2010 and 2009, the Company had re-measured the remaining outstanding options and determined the fair value of the derivative liability to be $7,324,429 and $2,695,602 respectively, using the Black-Scholes option pricing model with the following assumptions:

	December 31, 2010	December 31, 2009

Risk-free interest rate	1.52% - 2.41%	1.47 to 2.77%
Expected life of derivative liability	0.30 to 4.30 years	1 to 4.1years
Expected volatility	69.88% - 118.22%	60% to 148%
Dividend rate	0.00%	0.00%

As of December 31, 2010 the Company re-measured outstanding warrants and determined the fair value of the derivative liability to be $3,065,339 (2009 - $Nil) using the Black Scholes option pricing model with the following assumptions:

December 31, 2010

Risk-free interest rate	1.67%
Expected life of derivative liability	0.92 years
Expected volatility	73.32%
Dividend rate	0.00%

As of December 31, 2010, the changes of derivative liability for options and warrants are as follows:

	2010	2009
Balance, beginning of the year	$2,695,602	$399,147
Fair value of options granted	46,275	357,989
Fair value of warrants issued	1,726,518	-
Fair value of options exercised	(654,033)	(156,834)
Change in fair value of options and warrants	6,575,406	2,095,300
Balance, end of the year	$10,389,768	$2,695,602

