Form 10-Q
period 2011-03-31
GOLDEN QUEEN MINING CO LTD
filed 2011-05-16
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from __________________ to __________________

0-21777
(Commission File Number)

GOLDEN QUEEN MINING CO. LTD.
(Exact name of registrant as specified in its charter)

Province of British Columbia	Not Applicable
(State or other jurisdiction of incorporation) No.)	(IRS Employer Identification)

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
As of May 13, 2011 the registrant’s outstanding common stock consisted of 95,428,380 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Financial Statements
March 31, 2011
(Unaudited - US dollars)

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Balance Sheets
(Unaudited)
(US dollars)

	March 31,	December 31,
	2011	2010
Assets

Current assets:
Cash and cash equivalents	$6,103,689	$6,967,465
Receivables	52,776	42,796
Prepaid expenses and other current assets	22,840	40,103

Total current assets	6,179,305	7,050,364

Property and equipment, net	315,857	318,326
Reclamation financial assurance	286,653	286,653

Total Assets	$6,781,815	$7,655,343

Liabilities and Capital Deficit

Current liabilities:
Accounts payable	$227,894	$319,675
Accrued liabilities	15,470	62,839
Advance minimum royalties	9,206	17,108

Total current liabilities	252,570	399,622

Asset retirement obligations	197,900	193,545
Derivative liability (Note 6)	9,989,928	10,389,768

Total Liabilities	10,440,398	10,982,935

Capital Deficit:
Preferred shares, no par value, 3,000,000 shares authorized; no shares outstanding Common shares, no par value, 150,000,000 shares authorized; March 31, 2011 – 94,378,383; (December 31, 2010 - 94,228,383) shares issued and outstanding (Note 3)	56,456,639	56,339,823
Additional paid-in capital	4,057,643	3,784,582
Deficit accumulated during the exploration stage	(64,172,865)	(63,451,997)

Total Capital Deficit	(3,658,583)	(3,327,592)

Total Liabilities and Capital Deficit	$6,781,815	$7,655,343

Basis of presentation and ability to continue as a going concern (Note 1)
Subsequent event (Note 3)
Commitments and contingencies (Note 4)

Approved by the Directors:

“H. L. Klingmann”	“C. Shynkaryk”
H. Lutz Klingmann, Director	Chester Shynkaryk, Director

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Statements of Loss and Comprehensive Loss
(Unaudited)
(US dollars)

			Cumulative
			Amounts From
			Date of
			Inception
			(November 21,
	Three Months	Three Months	1985) Through
	Ended	Ended	March 31,
	March 31, 2011	March 31, 2010	2011

General and administrative expenses	$(484,910)	$(567,712)	$(23,503,446)
Asset impairment loss	(370,956)	-	(32,639,984)
Adjustment to asset retirement obligation changes in cash flow estimates	-	-	223,583
Accretion expense	(4,355)	(3,995)	(75,717)
Decrease (increase) in fair value of derivative liability	126,779	244,762	(8,543,927)
Gain on settlement of debt	-	-	136,627
Abandoned mineral property interests	-	-	(277,251)

	(733,442)	(326,945)	(64,680,115)
Interest expense	-	-	(913,098)
Interest income	12,574	640	1,644,194

Net loss and comprehensive loss for the period	$(720,868)	$(326,305)	$(63,949,019)

Loss per share, basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	94,310,605	88,911,716

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficit)
(Unaudited)
(US dollars)

From the Date of Inception (November 21, 1985) through March 31, 2011	Common Shares	Amount	Stock Subscription	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total Shareholders’ Equity (Capital Deficit)

November 21, 1985
Issuance of common shares for cash	1,425,001	$141,313	$-	$-	$-	$141,313
Net loss for the period	-	-	-	-	(15,032)	(15,032)

Balance, May 31, 1986	1,425,001	141,313	-	-	(15,032)	126,281

Issuance of common shares for cash	550,000	256,971	-	-	-	256,971
Issuance of common shares for mineral property	25,000	13,742	-	-	-	13,742
Net loss for the year	-	-	-	-	(58,907)	(58,907)

Balance, May 31, 1987	2,000,001	412,026	-	-	(73,939)	338,087

Issuance of common shares for cash	1,858,748	1,753,413	-	-	-	1,753,413
Net income for the year	-	-	-	-	38,739	38,739

Balance, May 31, 1988	3,858,749	2,165,439	-		(35,200)	2,130,239

Issuance of common shares for cash	1,328,750	1,814,133	-	-	-	1,814,133
Issuance of common shares for mineral property	100,000	227,819	-	-	-	227,819
Net loss for the year	-	-	-	-	(202,160)	(202,160)

Balance, May 31, 1989	5,287,499	4,207,391	-	-	(237,360)	3,970,031

Issuance of common shares for cash	1,769,767	2,771,815	-	-	-	2,771,815
Issuance of common shares for mineral property	8,875	14,855	-	-	-	14,855
Net loss for the year	-	-	-	-	(115,966)	(115,966)

Balance, May 31, 1990	7,066,141	6,994,061	-	-	(353,326)	6,640,735

Net income for the year	-	-	-	-	28,706	28,706

Balance, May 31, 1991	7,066,141	6,994,061	-	-	(324,620)	6,669,441

Net loss for the year	-	-	-	-	(157,931)	(157,931)

Balance, May 31, 1992	7,066,141	6,994,061	-	-	(482,551)	6,511,510

Net loss for the year	-	-	-	-	(285,391)	(285,391)

Balance, May 31, 1993	7,066,141	6,994,061	-	-	(767,942)	6,226,119

Issuance of common shares for cash	5,834,491	1,536,260	-	-	-	1,536,260
Share issuance costs	-	-	-	-	(18,160)	(18,160)
Issuance of common shares for mineral property	128,493	23,795	-	-	-	23,795
Net loss for the year	-	-	-	-	(158,193)	(158,193)

Balance, May 31, 1994	13,029,125	8,554,116	-	-	(944,295)	7,609,821

Issuance of common shares for cash	648,900	182,866	-	-	-	182,866
Net loss for the year	-	-	-	-	(219,576)	(219,576)

Balance, May 31, 1995	13,678,025	8,736,982	-	-	(1,163,871)	7,573,111

Issuance of common shares for cash	2,349,160	2,023,268	-	-	-	2,023,268
Issuance of common shares for debt	506,215	662,282	-	-	-	662,282
Issuance of 5,500,000 special warrants	-	9,453,437	-	-	-	9,453,437
Special warrants issuance costs	-	-	-	-	(100,726)	(100,726)
Net loss for the year	-	-	-	-	(426,380)	(426,380)

Balance, May 31, 1996	16,533,400	$20,875,969	$-	$-	$(1,690,977)	$19,184,992

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficit)
(Unaudited)
(US dollars)

From the Date of Inception (November 21, 1985) through March 31, 2011	Common Shares	Amount	Stock Subscription	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total Shareholders’ Equity (Capital Deficit)

Balance carried forward from previous page	16,533,400	$20,875,969	$-	$-	$(1,690,977)	$19,184,992

Issuance of common shares for cash	18,000	10,060	-	-	-	10,060
Issuance of common shares for special warrants	5,500,000	-	-	-	-	-
Special warrants issuance costs	-	-	-	-	(123,806)	(123,806)
Net loss for the period	-	-	-	-	(348,948)	(348,948)

Balance, December 31, 1996	22,051,400	20,886,029	-	-	(2,163,731)	18,722,298

Issuance of common shares for cash	157,000	157,050	-	-	-	157,050
Issuance of 3,500,000 special warrants	-	5,287,315	-	-	-	5,287,315
Issuance of common shares for special warrants	3,500,000	-	-	-	-	-
Options to non-employee directors	-	-	-	70,200	-	70,200
Special warrants issuance costs	-	-	-	-	(163,313)	(163,313)
Net loss for the year	-	-	-	-	(1,047,869)	(1,047,869)

Balance, December 31, 1997	25,708,400	26,330,394	-	70,200	(3,374,913)	23,025,681

Issuance of common shares upon exercise of warrants	1,834,300	857,283	-	-	-	857,283
Issuance of common shares through conversion of debt	2,017,941	1,000,000	-	-	-	1,000,000
Share issuance costs	-	-	-	-	(6,060)	(6,060)
Issuance of common shares for cash	5,236,000	2,439,753	-	-	-	2,439,753
Options and re-priced options to non- employee directors	-	-	-	107,444	-	107,444
Net loss for the year	-	-	-	-	(971,595)	(971,595)

Balance, December 31, 1998	34,796,641	30,627,430	-	177,644	(4,352,568)	26,452,506

Issuance of 13,250,000 special warrants	-	3,350,915	-	-	-	3,350,915
Special warrants issuance costs	-		-	-	(166,620)	(166,620)
Issuance of common shares for special warrants	13,250,000	-	-	-	-	-
Net loss for the year	-	-	-	-	(564,657)	(564,657)

Balance, December 31, 1999	48,046,641	33,978,345	-	177,644	(5,083,845)	29,072,144

Cumulative effect of change in accounting for stock options	-	-	-	(177,644)	-	(177,644)
Stock subscription	-	-	200,000	-	-	200,000
Net loss for the year	-	-	-	-	(28,708,276)	(28,708,276)

Balance, December 31, 2000	48,046,641	33,978,345	200,000	-	(33,792,121)	386,224

Issuance of common shares through conversion of debt	406,250	65,000	-	-	-	65,000
Issuance of common shares for conversion of stock subscription	1,538,462	200,000	(200,000)	-	-	-
Share issuance costs	-	-	-	-	(3,337)	(3,337)
Net loss for the year	-	-	-	-	(262,059)	(262,059)

Balance, December 31, 2001	49,991,353	$34,243,345	$-	$-	$(34,057,517)	$185,828

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficit)
(Unaudited)
(US dollars)

From the Date of Inception (November 21, 1985) through March 31, 2011	Common Shares	Amount	Stock Subscription	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total Shareholders’ Equity (Capital Deficit)

Balance carried forward from previous page	49,991,353	$34,243,345	$-	$-	$(34,057,517)	$185,828

Issuance of common shares through exercise of options	290,000	37,234	-	-	-	37,234
Issuance of common shares through exercise of warrants	1,520,836	243,334	-	-	-	243,334
Stock option compensation	-	-	-	21,456	-	21,456
Share issuance costs	-	-	-	-	(4,216)	(4,216)
Net loss for the year	-	-	-	-	(347,603)	(347,603)

Balance, December 31, 2002	51,802,189	34,523,913	-	21,456	(34,409,336)	136,033

Issuance of common shares through exercise of options	100,000	24,379	-	-	-	24,379
Equity component of convertible notes	-	-	-	375,000	-	375,000
Stock option compensation	-	-	-	127,326	-	127,326
Net loss for the year	-	-	-	-	(744,516)	(744,516)

Balance, December 31, 2003	51,902,189	34,548,292	-	523,782	(35,153,852)	(81,778)

Issuance of common shares for cash	8,000,000	3,036,282	-	-	-	3,036,282
Issuance of common shares for convertible notes	978,260	225,000	-	-	-	225,000
Issuance of common shares through exercise of options	200,000	55,861	-	-	-	55,861
Share issuance costs	-	-	-	-	(38,975)	(38,975)
Net loss for the year	-	-	-	-	(1,772,250)	(1,772,250)

Balance, December 31, 2004	61,080,449	37,865,435	-	523,782	(36,965,077)	1,424,140

Issuance of common shares through exercise of options	110,000	21,049	-	-	-	21,049
Stock option compensation	-	-	-	48,592	-	48,592
Net loss for the year	-	-	-	-	(1,476,324)	(1,476,324)

Balance, December 31, 2005	61,190,449	37,886,484	-	572,374	(38,441,401)	17,457

Issuance of common shares through private placement	7,200,000	1,614,716	-	1,520,899	-	3,135,615
Issuance of common shares through exercise of options	100,000	30,853	-	-	-	30,853
Issuance of common shares through exercise of warrants	8,978,260	4,659,173	-	-	-	4,659,173
Issuance of common shares for convertible notes	652,174	150,000	-	39,917	-	189,917
Stock option compensation	-	-	-	814,810	-	814,810
Modification of warrants	-	-	-	889,117	-	889,117
Share issuance costs	-	-	-	-	(62,888)	(62,888)
Net loss for the year	-	-	-	-	(4,910,036)	(4,910,036)

Balance, December 31, 2006	78,120,883	44,341,226	-	3,837,117	(43,414,325)	4,764,018

Issuance of common shares for exercise of options	290,000	127,652	-	-	-	127,652
Issuance of common shares for property	30,000	24,600	-	-	-	24,600
Net loss for the year	-	-	-	-	(2,006,482)	(2,006,482)

Balance, December 31, 2007	78,440,883	44,493,478	-	3,837,117	(45,420,807)	2,909,788

Issuance of common shares through exercise of warrants	7,200,000	4,184,425	-	-	-	4,184,425
Net loss for the year	-	-	-	-	(3,996,777)	(3,996,777)

Balance, December 31, 2008	85,640,883	$48,677,903	$-	$3,837,117	$(49,417,584)	$3,097,436

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Statement of Changes in Shareholders’ Equity (Capital Deficit)
(Unaudited)
(US dollars)

From the Date of Inception (November 21, 1985) through March 31, 2011	Common Shares	Amount	Stock Subscription	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total Shareholders’ Equity (Capital Deficit)

Balance carried forward from previous page	85,640,883	$48,677,903	$-	$3,837,117	$(49,417,584)	$3,097,436

Cumulative effect of change in accounting principle	-	-	-	(863,402)	464,255	(399,147)
Issuance of common shares through private placement	2,337,500	1,396,646	-	-	-	1,396,646
Issuance of common shares through exercise of options	400,000	131,085	-	-	-	131,085
Reclassification of derivative liability on the exercise of stock options	-	-	-	156,834	-	156,834
Net loss for the year	-	-	-	-	(4,514,742)	(4,514,742)

Balance, December 31, 2009	88,378,383	50,205,634	-	3,130,549	(53,468,071)	(131,888)

Issuance of common shares through exercise of options	850,000	272,156	-	-	-	272,156
Reclassification of derivative liability on the exercise of stock options	-	-	-	654,033	-	654,033
Issuance of common shares through private placement	5,000,000	5,907,798	-	-	-	5,907,798
Share issuance costs	-	(45,765)	-	-	-	(45,765)
Net loss for the year	-	-	-	-	(9,983,926)	(9,983,926)

Balance, December 31, 2010	94,228,383	56,339,823	-	3,784,582	(63,451,997)	(3,327,592)

Issuance of common shares through exercise of options (Note 3)	150,000	116,816	-	-	-	116,816
Reclassification of derivative liability on exercise of stock options	-	-	-	273,061	-	273,061
Net loss for the period	-	-	-	-	(720,868)	(720,868)

Balance, March 31, 2011	94,378,383	$56,456,639	$-	$4,057,643	$(64,172,865)	$(3,658,583)

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Statements of Cash Flows
(Unaudited)
(US dollars)

			Cumulative
			Amounts From
			Date of Inception
	Three Months	Three Months	(November 21,
	Ended	Ended	1985) Through
	March 31,	March 31,	March 31,
	2011	2010	2011

Operating activities:
Net loss for the period	$(720,868)	$(326,305)	$(63,949,019)
Adjustments to reconcile net loss to cash used in operating activities:
Asset impairment loss	370,956	-	32,639,984
Abandoned mineral property interests	-	-	277,251
Amortization and depreciation	2,469	1,485	472,389
Amortization of debt discount	-	-	375,000
Adjustment to asset retirement obligation based on changes in cash flow estimates	-	-	(223,583)
Accretion expense	4,355	3,995	75,717
Change in fair value of derivative liability	(126,779)	(244,762)	8,543,927
Gain on disposition of property and equipment	-	-	(10,032)
Stock option compensation	-	-	1,416,448
Financing charges related to modification of warrants	-	-	889,117
Mineral property expenditures	-	-	(22,395,449)
Changes in assets and liabilities:
Receivables	(9,980)	(6,329)	(52,776)
Prepaid expenses and other current assets	17,263	7,305	(109,750)
Accounts payable and accrued liabilities	(139,150)	28,435	283,281
Advance minimum royalties	(7,902)	-	9,206

Cash used in operating activities	(609,636)	(536,176)	(41,758,289)

Investing activities:
Purchase of mineral properties	(370,956)	-	(8,307,748)
Deposits on mineral properties	-	-	(1,017,551)
Purchase of reclamation bonds	-	-	(286,653)
Purchase of property and equipment	-	-	(1,434,367)
Proceeds from sale of property and equipment	-	-	47,153

Cash used in investing activities	(370,956)	-	(10,999,166)

Financing activities:
Borrowing under long-term debt	-	-	3,918,187
Payment of long-term debt	-	-	(2,105,905)
Proceeds from convertible debt	-	-	440,000
Issuance of common shares for cash	-	-	28,871,618
Share issuance costs	-	-	(733,866)
Issuance of special warrants	-	-	18,091,667
Issuance of common shares upon exercise of stock options	116,816	234,113	678,562
Issuance of common shares upon exercise of warrants	-	-	9,700,881

Cash provided by financing activities	116,816	234,113	58,861,144

Net change in cash and cash equivalents	(863,776)	(302,063)	6,103,689

Cash and cash equivalents, beginning balance	6,967,465	2,433,202	-

Cash and cash equivalents, ending balance	$6,103,689	$2,131,139	$6,103,689

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Three Months Ended March 31, 2011
(Unaudited)
(US dollars)

1.	Basis of Presentation and Ability to Continue as a Going Concern

These unaudited interim financial statements are presented in accordance with United States generally accepted accounting principles for interim financial statements, and are stated in US dollars. They do not include all the note disclosures required for annual financial statements. It is suggested that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2010 and the notes thereto included in the Company’s annual report for the year ended December 31, 2010. The Company follows the same accounting policies in the preparation of interim reports, except as disclosed under Note 2.

The Company has had no revenues from operations since inception and as at March 31, 2011 has a deficit of $64,172,865 accumulated during the exploration stage. Management plans to control current costs and does not anticipate requiring additional financing to fund Company activities over the next twelve months. In addition, management plans to secure equity and/or debt or joint venture financing to fund construction of the operating facility at the Soledad property (“Soledad”) once a feasibility study has been concluded and a production decision has been made. The ability of the Company to obtain financing for its ongoing activities and thus maintain solvency, or to fund construction of the operating facility at Soledad, is dependent on equity market conditions, the market for precious metals, the willingness of other parties to lend the Company money or the ability to find a joint venture partner. While the Company has been successful at certain of these efforts in the past, there can be no assurance that future efforts will be successful. This raises substantial doubt about the Company’s ability to continue as a going concern.

These unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the information contained therein. The results for the three months ended March 31, 2011 are not necessarily indicative of the results expected for any subsequent quarter or for the year ending December 31, 2011.

2.	Significant Accounting Policy

Recent Accounting Pronouncements

(i)

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements”, which requires additional disclosures about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and non-recurring Level 2 and Level 3 measurements. Effective January 1, 2011, the Company adopted this standard and the adoption of the standard did not have an impact on the Company’s financial statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Three Months Ended March 31, 2011
(Unaudited)
(US dollars)

2.	Significant Accounting Policy

Recent Accounting Pronouncements – (cont’d)

In January 2010, the FASB issued ASU 2010-5 “Compensation – Stock Compensation (Topic 718)”. This accounting standards update codifies EITF Topic D-110, Escrowed Share Arrangements and the Presumption of Compensation. When evaluating whether presumption of compensation has been overcome, registrants should consider the substance of the arrangement, including whether the arrangement was entered into for purposes unrelated to, and not contingent upon, continued employment. An escrowed share arrangement in which the shares are automatically forfeited if employment terminates is compensation. The adoption of the standard did not have an impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-13, “Compensation – Stock Compensation (Topic 718)”. The objective of this update is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. It provides guidance on the classification of a share-based payment award as either equity or a liability. A share- based payment award that contains a condition that is not a market, performance or service condition is required to be classified as a liability. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The adoption of the standard did not have an impact on the Company’s financial statements.

3.	Share Capital

Common shares

During the three-month period ended March 2011, 150,000 stock options were exercised and the Company issued 150,000 common shares at C$0.77 per share for proceeds of $116,816 (C$115,500).

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

In September 2010, 50,000 stock options were exercised and the Company issued 50,000 common shares at C$0.26 per share for proceeds of $25,556 (C$26,000).

In October 2010, 100,000 stock options were exercised and the Company issued 100,000 common shares at C$0.26 per share for proceeds of $25,556 (C$26,000).

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Three Months Ended March 31, 2011
(Unaudited)
(US dollars)

3.	Share Capital (Continued)

Stock Options

As of March 31, 2011, the Company has the following outstanding and exercisable options:

	Shares	Price Range

Options outstanding and exercisable January 1, 2010	3,850,000	C$0.44
Granted	50,000	C$1.24
Exercised	(850,000)	C$0.33

Options outstanding and exercisable, December 31, 2010	3,050,000	C$0.48
Exercised	(150,000)	C$0.77

Options outstanding and exercisable, March 31, 2011	2,900,000	C$0.46

The following table summarizes information about stock options outstanding at March 31, 2011:

		Weighted-
	Weighted-	Average
	Average	Contractual Life
Number	Exercise Price	(Years)	Expiry Date

1,050,000	C$0.77	0.05	April 20, 2011
1,800,000	C$0.26	2.83	January 28, 2014
50,000	C$1.24	4.05	April 18, 2015

2,900,000	C$0.46	1.85

As at March 31, 2011, the aggregate intrinsic value of the outstanding exercisable options was $6,680,074 (December 31, 2010 - $7,124,000). The total intrinsic value of 150,000 options (December 31, 2010 – 850,000) exercised during the three months ended March 31, 2011 was approximately $273,300 (December 31, 2010 - $438,000).

There is no unamortized compensation expense as at March 31, 2011 as all the outstanding options vested at the grant date.

In April 2011, 1,050,000 stock options were exercised and the Company issued 1,050,000 common shares at C$0.77 per share for total proceeds of C$808,500.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Three Months Ended March 31, 2011
(Unaudited)
(US dollars)

3.	Share Capital (Continued)

Warrants

The following is a summary of warrant status at March 31, 2011:

			Weighted-
		Weighted-	Average
		Average	Contractual
		Exercise Price	Life
	Shares	Per Share	(Years)	Expiry Date

Outstanding and exercisable,
January 1, 2010	-	-	-	-
Issued:
Class A	1,250,000	C$1.75	0.67	December 1, 2011
Class B	1,250,000	C$2.00	0.67	December 1, 2011

Outstanding and exercisable
December 31, 2010 and March 31, 2011	2,500,000	C$1.88	-

As at March 31, 2011 the aggregate intrinsic value of the outstanding exercisable warrants was approximately $2,385,000 (December 31, 2010 - $2,325,000).

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Three Months Ended March 31, 2011
(Unaudited)
(US dollars)

4.	Commitments and Contingencies

The Company has acquired a number of mineral properties outright and has acquired exclusive rights to explore, develop and mine the Property under various agreements with landowners.

The Company is required to make advance minimum royalty payments related to its mineral properties. The total advance minimum royalty in year 2010 was $185,276 (December 31, 2009 - $174,196), of which $9,206 (December 31, 2010 - $17,108) was unpaid. The total advance minimum royalty owing for 2011 is expected to be approximately $272,000.

In 2007, the Company reached an agreement with a landowner to amend the terms of the lease agreement. Under the terms of the amendment, the Company has been granted an extension of twenty years and has paid $100,000 owed from 2005. In addition, the Company was not required to pay advance royalties during the two- year period until April 23, 2008 and the Company would receive a credit representing 50% of all advance minimum royalty paid and use it against the future production royalties. The Company recommenced the advance minimum royalty payments, and paid the landowner $100,000 in 2009 and $100,000 in 2010.

A mining lease agreement with a group of landholders expired in 2004. The Company is currently in discussions with this group of landholders in an effort to reach a new agreement.

The Company has agreed to issue 100,000 common shares as a finder’s fee upon commencement of commercial production on the Property in connection with certain property acquisitions. As of March 31, 2011, commercial production has not commenced and no shares have been issued.

In 2004, the Company entered into an agreement with the President of the Company to issue 300,000 bonus shares upon completion of certain milestones. Upon receipt by the Company of a bankable feasibility study and the decision to place the Property into commercial production, a bonus of 150,000 common shares would be issued. Upon commencement of commercial production on the Property, a bonus of 150,000 common shares would be issued. In May 2010, the Company entered into an amendment to the agreement whereby the 300,000 bonus shares would alternatively be issuable upon a change of control transaction, or upon a sale of all or substantially all of the Company’s assets, having a value at or above C$1.00 per share of the Company, with a further 300,000 bonus shares being issuable in the event the change of control transaction or asset sale occurred at a value at or above C$1.50 per share. This agreement is for a term of three years and shall automatically renew for two years. As at March 31, 2011, the milestones had not been reached and no accrual was made in connection with these arrangements.

5.	Related Party Transactions

Except as noted elsewhere in these consolidated financial statements, related party transactions are disclosed as follows:

For the three months ended March 31, 2011, $36,100 (2010 - $34,500) was paid to Mr. H. L. Klingmann for services as President of the Company, and $4,600 (2010 - $4,300) was paid to Mr. Chester Shynkaryk for consulting services to the Company.

All of the above transactions and balances are in the normal course of operations and are measured at the exchange amount.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Three Months Ended March 31, 2011
(Unaudited)
(US dollars)

6.	Derivative Liability

During the three months ended March 31, 2011, a total of 150,000 stock options included in the derivative liability were exercised. Upon exercise of these options, the portion of the derivative liability that pertained to these options was re-measured and recorded at its fair value of $273,061. The Company measured the fair value of the derivative liability pertaining to the options exercised using the Black-Scholes option pricing model with the following range of assumptions: expected volatility – 65.50% to 74.20%, expected life – 0.08 to 0.24 years, risk-free discount rate – 1.68% to 1.72%, dividend yield – 0.00%.

During the three months ended March 31, 2010, a total of 700,000 stock options included in the derivative liability were exercised. Upon exercise of these options, the portion of the derivative liability that pertained to these options was re-measured and recorded at its fair value of $363,292. The Company measured the fair value of the derivative liability pertaining to the options exercised using the Black-Scholes pricing model with the following range of assumptions: expected volatility – 33% - 78%, expected life – 0.01 – 0.06 years, risk-free discount rate – 1.17% - 1.29%, dividend yield – 0.00%.

As of March 31, 2011, the Company had re-measured the remaining outstanding options and determined the fair value of the derivative liability to be $7,179,749 (December 31, 2010 - $7,324,429) using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2011	December 31, 2010

Risk-free interest rate	1.82% - 2.77%	1.52% - 2.41%
Expected life of derivative liability	0.05 – 4.05 years	0.30 to 4.30 years
Expected volatility	85.22% - 118.19%	69.88% - 118.22%
Dividend rate	0.00%	0.00%

As of March 31, 2011, the Company re-measured outstanding warrants and determined the fair value of the derivative liability to be $2,810,179 (December 31, 2010 - $3,065,339) using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2011	December 31, 2010

Risk-free interest rate	1.82%	1.67%
Expected life of derivative liability	0.67 years	0.92 years
Expected volatility	63.27%	73.32%
Dividend rate	0.00%	0.00%

As of March 31, 2011, the changes of derivative liability for options and warrants are as follows:

	March 31, 2011	December 31, 2010
Balance, beginning of the period	$10,389,768	$2,695,602
Fair value of options granted	-	46,275
Fair value of warrants issued	-	1,726,518
Fair value of options exercised	(273,061)	(654,033)
Change in fair value of options and warrants	(126,779)	6,575,406
Balance, end of the period	$9,989,928	$10,389,768

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Three Months Ended March 31, 2011
(Unaudited)
(US dollars)

7.	Supplemental Disclosure Cash Flows Disclosure

			Cumulative
			Amounts From Date
			of Inception
			(November 21,
	Period ended	Period ended	1985) through
	March 31, 2011	March 31, 2010	March 31, 2011

Cash paid during year for:
Interest	$-	$-	$1,192,911
Income taxes	$-	$-	$-

Non-cash financing and investing activities:		-
Reclassification of derivative liability for exercised stock options	$273,061	$363,292	$1,083,928
Stock option compensation	$-	$-	$1,416,448
Financing charges related to modification of warrants term	$-	$-	$889,117
Exchange of notes for common shares	$-	$-	$1,727,282
Exchange of note for future royalty payments	$-	$-	$150,000
Common shares issued for mineral property	$-	$-	$304,811
Mineral property acquired through the issuance of long-term debt	$-	$-	$1,084,833
Common shares issued upon conversion of convertible debt	$-	$-	$414,917
Asset retirement obligations	$4,355	$3,995	$197,900

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion of the operating results and financial position of Golden Queen Mining Co. Ltd. (the “Company”) is as at May 13, 2011 and should be read in conjunction with the consolidated financial statements of the Company for the quarter ended March 31, 2011 and the notes thereto.

The information in this Management Discussion and Analysis is prepared in accordance with U.S. generally accepted accounting principles and all amounts herein are in U.S.$ unless otherwise noted.

The Soledad Mountain Project

The Company presented the results of the updated feasibility study and economic analysis for its Soledad Mountain Project in a news release on April 6, 2011. The updated feasibility study and economic analysis was prepared by Norwest Corporation with input from independent consulting engineers and management.

High Points

  A projected, all-inclusive, average cash cost per ounce of gold produced net of silver credits of $133/oz. Silver credits are based on $39.63/oz of silver.
  Major approvals and permits have been secured.
  Estimated development costs, net of lease financing of the mining equipment but including working capital, are $88.9million.
  The Project is serviced by existing infrastructure, accessible by state highway, and proximate to a local experienced workforce and housing.
  A relatively low waste to ore mining ratio of 1.85:1.

Cash Flow Analyses

The cash flow analyses in the updated feasibility study were done on a constant dollar, pre-tax, all-equity basis. The study provides the following economic estimates for the Project:

The Project has an indicated internal rate of return (“IRR”) on capital employed of 83.7% . The net present value (“NPV”) is $722million with a discount rate of 8.0% and the undiscounted, cumulative net cash flow is approximately $1.16billion. The indicated contribution of gold and silver to gross revenues is 77% and 23% respectively at current gold and silver prices with an all-inclusive, average cash cost per ounce of gold produced, net of silver credits, of $133/oz. Gold and silver prices used to model the cash flows were $1,457.00 and $39.63 respectively, the London a.m. fix for precious metals on April 6, 2011.

If gold and silver prices are reduced by 10% from current levels, the indicated IRR is 74.1%, the NPV is $579million with a discount rate of 8% and the undiscounted, cumulative net cash flow is $996million. The all-inclusive, average cash cost per ounce of gold produced, net of silver credits, increases from $133/oz to $157/oz at these lower gold and silver prices.

When trailing 36-month average gold and silver prices of $1061.25/oz and $17.78/oz respectively to the end of March 2011 are used to model the cash flows, the indicated IRR is 51.6% before taxes, the NPV is $343million with a discount rate of 8% and the undiscounted, cumulative net cash flow is $617million. The all-inclusive, average cash cost per ounce of gold produced, net of silver credits, increases further to $313/oz. The trailing 36-month average precious metals prices are accepted by the U.S. Securities And Exchange Commission when reporting mineral reserves.

Overview

The Company plans to develop a gold-silver, open pit, heap leach operation on its Soledad Mountain property, located just outside the town of Mojave in Kern County in southern California. The Project will use conventional open pit mining methods and the cyanide heap leach and Merrill-Crowe processes to recover gold and silver from crushed, agglomerated ore. The planned, average ore and waste mining rates are 4.9million tons and 9.1million tons per year with a waste to ore mining ratio of 1.85:1 for a combined mining rate of ore and waste of 14million tons per year. Gold and silver production are projected to average 75,000oz and 950,000oz respectively per year although this is expected to fluctuate considerably from year to year depending upon the ore head grades. Gold and silver production is projected to be 936,332oz of gold and 10,426,654oz of silver over a period of approximately 13 years.

The Company is proceeding with or has completed detailed engineering designs for each of the key facilities to be constructed.

Infill Drill Program

The Company initiated an infill drill program in April of 2011, which was completed in early May of 2011. Samples of mineralization recovered from the drilling have been submitted for analysis, with results expected by the end of May 2011.

The drill program was designed to test targets within the areas of the planned North-West and East open pits. A total of 9 holes were drilled within the North-West open pit area with a total length of 2,020 feet. The North-West open pit is the planned location of the first phase of mining. A total of 11 holes were drilled within the East open pit area with a total length of 4,268 feet.

The objective of the drill program is to upgrade inferred resources to a level of assurance which would allow for re-classification as reserves. In addition, the drilling will confirm the design and location of access roads and test continuity of mineralization, which typically has been excellent in most areas previously tested. The impact is expected to be a further lowering of mining ratios.

Aggregate

It is expected that a byproduct aggregate and construction materials business can be developed once the heap leach operation is in full production, based on the location of the Project in southern California with close proximity to major highways and railway lines. The source of raw materials will be suitable quality waste rock specifically stockpiled for this purpose. The waste rock can be classified into a range of products such as riprap, crushed stone and sand with little further processing. Test work done in the 1990s confirmed the suitability of waste rock as aggregate and construction material. The Company also plans to process and sell leached and rinsed residues from the heap leach operation for a range of uses to local and regional markets. It is intended that these products will be sold over an extended mine life of 30 years, but no contributions from the sale of such products will be included in the cash flow projections until long term contracts for the sales of these products are secured.

Permitting Update

A detailed review of approvals and permits required for the Project is provided in the Company’s latest Form 10-K filing with the SEC. The following is therefore only a brief update.

Land Use - Conditional Use Permits

The Kern County Planning Commission unanimously approved the Project at its regularly scheduled meeting in Bakersfield on April 8, 2010. All appeals that were subsequently filed against the Commission’s decision have been withdrawn and the decision made by the Planning Commission is now final. The Planning Commission approved minor wording changes to the Conditions of Approval on October 28, 2010.

The State of California introduced backfilling requirements for certain types of open pit metal mines in December 2002. Norwest Corporation prepared a life-of-mine waste rock management plan and this plan incorporates sequential backfilling of mined-out phases of the open pit with limited double-handling of waste rock at the end of the mine life. This plan has been incorporated in the Planning Commission approvals. The Company is currently preparing a submission to be made to the Kern County Planning Department demonstrating ultimate disposition of leached and rinsed residues from the heap leach operation consistent with performance standards in applicable regulations.

The Bureau of Land Management confirmed that its Record of Decision approving the Plan of Operations under NEPA in November 1997 remains valid.

Water Quality – Waste Discharge Requirements

The Lahontan Regional Water Quality Control Board (the “Board”) unanimously approved Waste Discharge Requirements and a Monitoring and Reporting Program for the Project at a public hearing held in South Lake Tahoe on July 14, 2010. The Board order was subsequently signed by the Executive Officer of the Board and is now in effect.

Air Quality – Authority to Construct and Permit to Operate

The Air Quality and Health Risk Assessments for the Project were completed and submitted to the Planning Department and the Eastern Kern Air Pollution Control District (“EKAPCD”) on July 21, 2009. This report was approved by Kern County Planning Commission on April 8, 2010, as part of the certification of the Supplemental Environmental Impact Report.

Ten applications for Authority to Construct permits were submitted to the EKAPCD in February 2011. It is expected that EKAPCD will issue Authority To Construct permits in June 2011.

The Authority to Construct approvals will be converted to a Permit to Operate after construction has been completed and subject to inspection by EKAPCD.

Results of Operations

Following are the results of operations for the three month period ended March 31, 2011, and the corresponding period ended March 31, 2010.

The Company had no revenue from operations.

During the quarter, the Company incurred general and administrative expenses of $484,910 (2010 - $567,712). Costs were lower for the quarter when compared with the same period in 2010, due to the following non-recurring costs incurred in 2010:

  Legal fees were incurred in support of ongoing efforts to secure permits for the Project, and
  Consulting engineering fees were higher due to the significant amount of detailed engineering completed for Project facilities. The detailed engineering allowed contractors to provide cost estimates for construction of the facilities.

The following significant costs were incurred in general and administrative expenses during the period ended March 31, 2011:

  $146,319 (2010 - $29,896) for detailed engineering of the Phase 1, Stage 1 heap leach pad and the associated site drainage plans and ongoing permitting support. Costs were higher by $116,423 in

  2011 as work on the detailed design of the Phase 1 heap leach pad was accelerated and completed.

  $60,610 (2010 - $91,878) for ongoing permitting support, for overseeing the quarterly groundwater sampling and analysis program and preparing the quarterly report for the Lahontan Regional Water Quality Control Board. Costs were higher by $31,268 in 2010 as studies were done on the occurrence of arsenic in groundwater, the use of cyanide in heap leaching and the occurrence of mercury and capture of mercury.
  $40,509 (2010 - $17,873) for preparing Authority to Construct permit applications and ongoing monitoring, maintenance and data recovery from the meteorological station on site.
  $52,770 (2010 - $163,285) for legal fees incurred in support of ongoing efforts to secure permits for the Project and in negotiations with landholders. Legal fees were higher by $110,515 in 2010 due to work done in preparing for the public hearings held in April 2010.
  $371,000 (2010 - $0) for the purchase of four properties and a down payment on a fifth property (fee land).
  $74,317 for work on the updated feasibility study, ongoing mine design and drafting support (2009 –$33,258). Costs increased by $41,059 in 2011 primarily due to work on the updated feasibility study for the Project.
  $136,560 for accounting and audit fees (2010 – $68,271).

Interest income of $12,574 (2010 - $640) was higher by $11,934 as there was more cash on deposit. Interest rates remained low during the quarter. There was no interest expense during the quarter.

The Company incurred a net loss of $720,868 (or $0.01 per share) during the quarter as compared to a net loss of $326,305 (or $0.00 per share) during the first quarter of 2010.

Summary of Quarterly Results

Results for the eight most recent quarters are set out in the table below.

Results for the quarter ended on:	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010
Item	$	$	$	$
Revenue Net loss for the quarter Net loss per share	Nil (720,868) (0.01)	Nil (4,126,127) (0.04)	Nil (3,125,127) (0.03)	Nil (2,406,367) (0.03)

Results for the quarter ended on:	March 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009
Item	$	$	$	$
Revenue Net loss for the quarter Net loss per share	Nil (326,305) (0.00)	Nil (1,239,360) (0.02)	Nil (1,057,149) (0.01)	Nil (1,230,829) (0.01)

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

The asset retirement obligation accrual is estimated at $197,900 and this is shown as a liability on the consolidated balance sheet. The actual obligation could differ materially from these estimates.

Advance Minimum Royalties

Advance minimum royalties of $11,826.71 were paid to landholders in the first quarter of 2011.

A mining lease agreement with one group of landholders expired in 2004. The group of landholders accepted an extension agreement in March 2011 and this agreement has been sent to the landholders for their signatures.

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

Transactions with Related Parties

Mr. H. L. Klingmann was paid $36,100 (2010 - $34,500) for services as President of the Company and Mr. Chester Shynkaryk was paid $4,600 (2010 - $4,300) for consulting services to the Company for the three months ended March 31, 2011.

There were no other related party transactions during the quarter ended March 31, 2011.

The Company amended a consulting services agreement originally entered into in 2004 with Mr. H. Lutz Klingmann, the President of the Company, in May of 2010. Under the original agreement, upon receipt by the Company of a bankable feasibility study and the decision to place the Property into commercial production, a bonus of 150,000 common shares would be issued and upon commencement of commercial production on the Property, a bonus of 150,000 common shares would be issued. Pursuant to the amended agreement, an alternative 300,000 bonus shares would be issuable upon a change of control transaction or upon a sale of all or substantially all of the Company’s assets, having a value at or above C$1.00 per share of the Company, with a further 300,000 bonus shares being issuable in the event the change of control transaction or asset sale occurred at a value at or above C$1.50 per share. As at March 31, 2011, the milestones had not been reached and no accrual was made in connection with these arrangements.

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

Liquidity and Capital Resources

The Company held $6,103,689 in cash and cash equivalents on March 31, 2011.

Cash used in Operating Activities:

Cash was used mainly for the ongoing development of the Project with major expenditures in three areas:

  Consulting engineering fees remained high due to the significant amount of detailed engineering completed for Project facilities;
  Legal fees were incurred in support of ongoing efforts to secure permits for the Project and in negotiations with landholders and
  Property taxes (50%) were due and paid during the quarter.

Cash from Financing Activities:

Cash was received from financing activities during the three months ended March 31, 2011 as follows:

  A director exercised a total of 150,000 options on shares for proceeds of C$115,500 (US$ 116,816) during the quarter.

Cash used in Investing Activities:

The Company purchased four properties and made a down payment on a fifth property (fee land) for approximately $371,000 during the quarter. Further increases in our land position are required to provide room for the construction of facilities for the aggregate production component of the Project after the start of the open pit heap leach operation.

Working Capital

As at March 31, 2011, the Company held $6,103,689 in cash and cash equivalents, had no long-term debt, and had current liabilities of $252,570.

Management does not expect that additional cash will be required beyond cash currently on hand for ongoing work on permits for the Project, for paying advance minimum royalties, for additional property purchases, for detailed engineering of facilities for the Project, for ongoing work on site, and for general corporate purposes to the end of 2011. Refer also to Outlook below.

Outstanding Share Data

The number of shares issued and outstanding and the fully diluted share position are set out in the table below.

Golden Queen Mining Co. Ltd.

Item	No. of Shares
Shares issued and outstanding on December 31, 2010	94,228,383
Shares issued pursuant to the exercise of stock options	150,000
Shares issued and outstanding on March 31, 2011	94,378,383	Exercise Price	Expiry Date
Gammon Gold Inc. warrants	2,500,000	C1.75 & C2.00	1/12/2011
Director and employee stock options	1,050,000	C$0.77	20/04/11
Director and employee stock options	1,850,000	C$0.26 & C1.24	28/01/14 & 19/04/15
Shares to be issued as a finders fee	100,000	Not Applicable	Not Applicable
Bonus shares to H.L. Klingmann	600,000	Not Applicable	Not Applicable
Fully diluted on May 13, 2011	100,478,383

The company's authorized share capital is 150,000,000 common shares with no par value.

Outlook

If all approvals and permits are secured for the Project and a production decision is made, the Company will need significant additional financing to develop the Project into an operating mine. The Company believes that financing for the Project can be secured if gold and silver remain at or near to the levels used for the updated cash flow analyses. Refer to Cash Flow Analyses above. Gold and silver prices averaged $1,224.53/oz and $20.19/oz in 2010 and the London pm fix closing prices on May 13, 2011 were $1505.75/oz and $36.20/oz respectively.

The Company is evaluating various financing options for the Project and these may be combined:

a.	An equity financing;
b.	A combination of equity and debt and
c.	A merger with an established mining company.

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

Capitalized amounts (including capitalized development costs) are also written down if future cash flows, including potential sales proceeds, related to the mineral property are estimated to be less than the property’s total carrying value. Management reviews the carrying value of each mineral property periodically, and, whenever events or changes in circumstances indicate that the carrying value may not be recoverable, makes the necessary adjustments. Reductions in the carrying value of a property would be recorded to the extent that the total carrying value of the mineral property exceeds its estimated fair value. A write-down of $370,956 in mineral property interests was recorded for the period ended March 31, 2011 (2010 - $Nil)

Asset Retirement Obligations

In accordance with the Accounting for Asset Retirement Obligations, the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company has recorded an asset retirement obligation to reflect its legal obligations related to future abandonment of its mineral property using estimated expected cash flow associated with the obligation and discounting the amount using a credit-adjusted, risk-free interest rate. At least annually, the Company reassesses the obligation to determine whether or not a change in any estimated obligation is necessary. The asset retirement obligation recorded as a liability on the Interim Consolidated Balance Sheet is $197,900 as at March 31, 2011 (December 31, 2010 - $193,545).

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

Caution to U.S. Investors

Management advises U.S. investors that while the terms “measured resources”, “indicated resources” and “inferred resources” are recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize these terms. U.S. investors are cautioned not to assume that any part or all of the material in the mineral resource categories will be converted into mineral reserves. References to such terms are contained in the Company’s Form 10-K and other publicly available filings. We further advise U.S. investors that the mineral reserve estimates disclosed in this report have been prepared in accordance with Canadian regulations and may not qualify as “reserves under the U.S. Securities and Exchange Commission Industry Guide 7. Accordingly, information concerning mineral deposits set forth herein may not be comparable with information presented by companies using only U.S. standards in their public disclosure.

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

Evaluation of disclosure controls and procedures and remediation

Management, including the principal executive officer and the principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, management concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective. This includes those controls and procedures necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures for financial reporting were not effective for the interim period ended March 31, 2011, was a result of our recognition that certain detailed reviews of our financial disclosure was not performed in a timely manner, that there is inadequate internal technical expertise required to address certain accounting and tax issues, and that there exists an inherent limitation due to the lack of segregation of duties of management.

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

PART II – OTHER INFORMATION

Item 6.      Exhibits

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934

32.1	Section 1350 Certification of the Principal Executive Officer

32.2	Section 1350 Certification of the Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2011

GOLDEN QUEEN MINING CO. LTD.
(Registrant)

By:	/s/ Lutz Klingmann
Lutz Klingmann
Principal Executive Officer

By:	/s/ G. Ross McDonald
G. Ross McDonald
Principal Financial Officer