Form 10-K/A
period 2010-12-31
GOLDEN QUEEN MINING CO LTD
filed 2011-05-23
CIK 1025362

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 31, 2011, is being filed to include information for Part III, Items 10 through 14 and to re-file a consent of the Company’s auditors, BDO Canada LLP, as Exhibit 23.1 of Part IV, Item 15.

The Company did not file with the Securities and Exchange Commission our Definitive Proxy Statement on Schedule 14A deemed incorporated into our Annual Report on Form 10-K, on or before the deadline for incorporation of such documents into the Company’s Form 10-K for the year ended December 31, 2010.

PART III

All references to “$” are references to United States dollars and all references to “C$” are references to Canadian dollars. As at May 2, 2011, one Canadian dollar was equal to approximately $1.05 in U.S. Currency

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information regarding the members of the Board of Directors of Golden Queen:

Name	Age	Position	Position Held Since
Edward G. Thompson	74	Director	November 25, 1994
H. Lutz Klingmann	71	Director President	March 1, 2001 November 29, 2002
Chester Shynkaryk	66	Director	November 21, 1985
Gordon C. Gutrath	73	Director	August 14, 1987
Thomas M. Clay	26	Director	January 13, 2009
G. Ross McDonald	72	Chief Financial Officer	May 2, 2011

H. Lutz Klingmann has been the President of the Company since 2002. Mr. Klingmann is primarily responsible for the recent permitting approvals of the Soledad Mountain Project by the Kern County Planning Commission and other state agencies. The Board believes that Mr. Klingmann’s expertise and experience as a professional engineer, in mine development, and specifically in regards to the Soledad Mountain Project, is valuable to the Board.

Chester Shynkaryk was the former President of the Company for ten years, and as such, has extensive knowledge of the Company’s business and operations. The Board believes that Mr. Shynkaryk’s knowledge of the Soledad Mountain Project and its history is valuable to the Board.

Gordon C. Gutrath has been on the Board since 1987 and has extensive knowledge of the Company’s business and operations. Mr. Gutrath’s experience as a professional geologist and his independence from management make him a valuable member of the Board.

Edward G. Thompson has been on the Board since 1994 and has extensive knowledge of the Company’s business and operations. Mr. Thompson’s experience and his independence from management make him a valuable member of the Board.

Thomas M. Clay represents the interests of certain significant shareholders of the Company, and as such, the Board believes that Mr. Clay is valuable as a member of the Board.

G. Ross McDonald has been a chartered accountant with the firm of Smythe Ratcliffe, LLP, Chartered Accountants. From 1984 to 2005 he maintained his own accounting firm, G. Ross McDonald, Chartered Accountant. Mr. McDonald has acted as a director or officer of a number of reporting and non-reporting companies.

RELATIONSHIPS AMONG DIRECTORS OR EXECUTIVE OFFICERS

There are no family relationships among any of the existing directors or executive officers of Golden Queen.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Golden Queen's directors, executive officers and persons who own more than 10% of a registered class of Golden Queen’s securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Golden Queen. Directors, executive officers and greater than 10% shareholders are required by SEC regulation to furnish Golden Queen with copies of all Section 16(a) reports they file.

To Golden Queen’s knowledge, based solely on a review of Forms 3 and 4, as amended, furnished to it during its most recent fiscal year, and Form 5, as amended, furnished to it with respect to such year, Golden Queen believes that during the year ended December 31, 2010, its directors, executive officers and greater than 10% shareholders complied with all Section 16(a) filing requirements of the Securities Exchange Act of 1934.

ETHICAL BUSINESS CONDUCT

The Board has adopted a Code of Ethics For Senior Financial Officers (the “Code”) as a guideline for the oversight of the ethical conduct of management. The Company’s audit committee monitors compliance with the Code, and the Board and audit committee are responsible for granting any waivers from the Code. During the recently completed financial year, there was no conduct by a director or executive officer that constituted a departure from the Code and no material change report in that respect has been filed. The Company Code of Conduct is available on the Company’s website.

AUDIT COMMITTEE

The Audit Committee considers the selection and retention of independent auditors and reviews the scope and results of the audit. In addition, it reviews the adequacy of internal accounting, financial and operating controls and reviews Golden Queen’s financial reporting compliance procedures. The members of the Audit Committee are Chester Shynkaryk, Edward G. Thompson and Gordon C. Gutrath. Chester Shynkaryk is the Chair of the Audit Committee.

In the course of its oversight of our financial reporting process, the directors have: (1) reviewed and discussed with management our audited financial statements for the year ended December 31, 2010; (2) received a report from BDO Canada LLP our independent auditors, on the matters required to be discussed by Statement on Auditing Standards No. 61, “Communications with Audit Committees”; (3) received the written disclosures and the letter from the auditors required by Public Company Accounting Oversight Board Rule 3526; and (4) considered whether or note the provision of non-audit services by the auditors is compatible with maintaining their independence and has concluded that it is compatible at this time.

Based on the foregoing review and discussions, the Board has concluded that the audited financial statements should be included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth all information concerning the total compensation of Golden Queen’s president, chief executive officer, chief financial officer, and the three other most highly compensated officers during the last fiscal year (the “Named Executive Officers”) during the last three completed fiscal years for services rendered to Golden Queen in all capacities.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lutz Klingmann President	2010	$141,293	Nil	Nil	Nil	Nil	Nil	1,974	$143,267
	2009	$116,776	Nil	Nil	$91,792[1]	Nil	Nil	Nil	$208,568
	2008	$136,500	Nil	Nil	Nil	Nil	Nil	Nil	$136,500

[1] The determination of the value of option awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in Note 6 to the Company’s consolidated financial statements for the fiscal year ended December 31, 2010.

OUTSTANDING EQUITY AWARDS AT THE MOST RECENTLY COMPLETED FINANCIAL YEAR

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Lutz Klingmann President	350,000 500,000	Nil Nil	Nil Nil	C$0.77 C$0.26	April 20, 2011 January 28, 2014
Chester Shynkaryk Director	300,000 400,000	Nil Nil	Nil Nil	C$0.77 C$0.26	April 20, 2011 January 28, 2014
Gordon Gutrath Director	250,000 200,000	Nil Nil	Nil Nil	C$0.77 C$0.26	April 20, 2011 January 28, 2014
Edward Thompson Director	300,000 350,000	Nil Nil	Nil Nil	C$0.77 C$0.26	April 20, 2011 January 28, 2014
Thomas M. Clay Director	300,000	Nil	Nil	C$0.26	January 28, 2014

DIRECTORS’ COMPENSATION

Directors’ fees were paid to each director in the amount of C$2,000, or $2,000 as appropriate, for the year ended December 31, 2010 and per year thereafter. The fees in respect of each year are due on December 1 of that year.

COMPENSATION OF DIRECTORS

It is currently the policy of the Company to grant options to purchase Common Shares to its directors under the Company’s 2008 Stock Option Plan (the “Plan”). The following is a summary of the material terms of the Plan in accordance with the rules and policies of the Toronto Stock Exchange (the “Exchange”):

i)	the eligible participants under the Plan are directors, officers, employees and consultants of the Company;

ii)	the number of common shares reserved for issuance from time to time under the Plan is 7,200,000, which represents 7.5% of the number of issued and outstanding shares of the Company;

iii)

if any stock option is exercised or expires or otherwise terminates for any reason, the number of common shares in respect of which the stock option is exercised or expired or terminated shall again be available for the purposes of the Plan;

iv)

options granted and outstanding under our previous 1996 Stock Option Plan will be governed by the Plan. There are currently no stock options granted and outstanding pursuant to the Company’s previous stock option plan;

v)

the aggregate number of options awarded within any one-year period to insiders under the Plan or any previously established and outstanding stock option plans or grants, cannot exceed 10% of the issued Shares of the Company (calculated at the time of award); or the aggregate number of Shares reserved at any time for issuance to insiders upon the exercise of Options awarded under the Plan or any previously established and outstanding stock option plans or grants, cannot exceed 10% of the issued Shares of the Company (calculated at the time of award);

vi)	the maximum number of securities one person or company is entitled to receive is subject to the Exchange policies, and is otherwise not restricted;

vii)	the exercise price for securities under the Plan will be determined by the Board of Directors in its sole discretion as of the date of grant, and shall not be less than:

(a)	if the Company’s shares are not listed for trading on an Exchange at the date of grant, the last price at which the Company’s shares were issued prior to the date of grant; or

(b)	if the Company’s shares are listed for trading on an Exchange at the date of grant, the closing price of the Company’s shares on the day immediately preceding the date of grant;

viii)	The purchase price for securities under the Plan cannot be below the VWAP for the five trading days immediately prior to the date of award;

ix)

the value of a share for stock appreciation rights shall be determined, unless otherwise specified or permitted by applicable regulatory policies, based on the weighted average trading price per share for the five trading days immediately preceding the date the notice is received by the Company on the Exchange;

x)

a stock appreciation right granted pursuant to the Plan shall entitle the option holder to elect to surrender to the Company, unexercised, the option with which it is included, or any portion thereof, and to receive from the Company in exchange therefor that number of shares, disregarding fractions, having an aggregate value equal to the excess of the value of one share over the purchase price per share specified in such option, times the number of shares called for by the option, or portion thereof, which is so surrendered;

xi)

the Board of Directors may grant stock options to any director, officer or employee, together with a bonus consisting of a corresponding right to be paid, in cash, an amount equal to the exercise price of such stock options, subject to such provisos and restrictions as the Board may determine, and subject to any applicable approvals, if required;

xii)	all options granted pursuant to the Plan will be subject to such vesting requirements as may be prescribed by the Exchange, if applicable, or as may be imposed by the Board of Directors;

xiii)

the expiry date of an option shall be the date so fixed by the Board of Directors at the time the particular option is awarded, provided that such date shall not be later than the fifth anniversary of the date of grant of the option;

xiv)

any options granted pursuant to the Plan will terminate generally within 90 days of the option holder ceasing to act as a director, officer, or employee of the Company or any of its affiliates, and within generally 30 days of the option holder ceasing to act as an employee engaged in investor relations activities, unless such cessation is on account of death. If such cessation is on account of death, the options terminate on the first anniversary of such cessation. If such cessation is on account of cause, or terminated by regulatory sanction or by reason of judicial order, the options terminate immediately. Options that have been cancelled or that have expired without having been exercised shall continue to be issuable under the Plan. The Plan also provides for adjustments to outstanding options in the event of any consolidation, subdivision, conversion or exchange of Company’s shares;

xv)	options may not be assigned or transferred;

xvi)

the Board may amend the Plan and the terms and conditions of any Option thereafter to be granted without shareholder approval, unless shareholder approval is expressly required under any relevant law, rule or regulation, or the policies of the Exchange;

xvii)	any substantive amendments to the Plan shall be subject to the Company first obtaining the approvals, if required, of:

(a)

the shareholders or disinterested shareholders, as the case may be, of the Company at general meetings where required by the rules and policies of the Exchange, or any stock exchange on which the Shares may then be listed for trading; and

(b)	the Exchange, or any stock exchange on which the Shares may then be listed for trading;

xviii)

there are no provisions in the Plan for direct financial assistance to be provided by the Company to participants under the Plan to facilitate the purchase of securities under the Plan, although the Plan does permit stock appreciation rights and bonuses to be issued together with Options as described above;

xix)	pursuant to the policies of the Exchange, the Plan must be approved by shareholders every three years; and

xx)	there are no entitlements under the Plan previously granted and subject to ratification by security holders.

There are no other arrangements under which directors of the Company were compensated by the Company during the year ended December 31, 2010 for their services in their capacity as directors and, without limiting the generality of the foregoing, no additional amounts are payable under any standard arrangements for committee participation or special assignments, except that the Articles of the Company provide that the directors are entitled to be paid reasonable traveling, hotel and other expenses incurred by them in the performance of their duties as directors. The Company’s Articles also provide that if a director is called upon to perform any professional or other services for the Company that, in the opinion of the directors, is outside of the ordinary duties of a director, such director may be paid a remuneration to be fixed by the directors and such remuneration may be either in addition to or in substitution for any other remuneration that such director may be entitled to receive.

The aggregate direct remuneration paid or payable by the Company and its subsidiary (the financial statements of which are consolidated with those of the Company) to the directors and senior officers of the Company during the financial year ended December 31, 2010 was $143,267, $141,293 of which was paid to Lutz Klingmann for his services as president of the Company and $1,974 of which was paid to Lutz Klingmann as director’s fees, $17,769 was paid to Chester Shynkaryk as a consulting fee, $1,974 of which was paid to Chester Shynkaryk as director’s fees, $1,974 of which was paid to Gordon Gutrath as director’s fees, $1,974 of which was paid to Edward Thompson as director’s fees and $2,000 of which was paid to Thomas M. Clay as director’s fees. No other compensation was paid or given during the year for services rendered by the directors in such capacity, and no additional amounts were payable at year-end under any standard arrangements for committee participation or special assignments.

COMPENSATION COMMITTEE

Composition of the Compensation Committee

The members of the Compensation Committee during the year ended December 31, 2010 were Edward G. Thompson, Chester Shynkaryk and Gordon Gutrath. Mr. Shynkaryk was president of the Company until December 1, 1995 and served as Secretary until 2004. Mr. Thompson served as president until November 29, 2002.

Report on Executive Compensation

The Compensation Committee of the Board of Directors is responsible for reviewing and approving the remuneration of the senior management of the Company, including the President and chief executive officer. The guiding philosophy of the Compensation Committee in the determination of executive compensation is ensuring that the Company is able to attract the best possible candidates for management positions, given the high level of competition for competent management in the mining industry, and to align the interests of management with those of the Company’s shareholders.

The Company’s executive compensation policies are designed to recognize and reward individual contribution, performance and level of responsibility and ensure that the compensation levels remain competitive with other precious metals development and mining companies. The key components of total compensation are base salary and incentives.

The Compensation Committee has no formal process for determining appropriate base salary ranges. Currently the Company pays executive compensation in the form of a base salary to its President only. The base salary to the President was based on a proposal from the President, which was accepted by the Company after considering his experience and expected responsibility and contribution to the Company.

Stock options are granted to senior management to align the financial interests of management with the interests of shareholders of the Company and to encourage senior management to focus on strategies and results that enhance shareholder value in the longer term. The number of options to purchase Common Shares granted to each individual will depend largely on his level of responsibility and contribution to the Company’s performance.

The Compensation Committee considers, on an ongoing basis, the appropriateness and effectiveness of the Company’s executive compensation policies, given prevailing circumstances.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets out information as of the end of the financial year ended December 31, 2010 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,050,000	C$0.48	3,050,000
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	3,050,000	C$0.48	3,050,000

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

To the knowledge of the directors and executive officers of the Company, as at May 2, 2011 the beneficial owners or persons exercising control over Company shares carrying more than 5% of the outstanding voting rights are:

Name and Address	Number of Shares(1)	Nature of Ownership	Approximate % of Total Issued
Landon T. Clay Peterborough, NH	3,555,045	Sole voting and investment control	3.73%
	19,127,095(2)(4)	Shared voting and investment control	20.04%
Thomas M. Clay Peterborough, NH	1,168,522(3)	Sole voting and investment control	1.22%
	14,330,001(2)	Shared voting and investment control	15.02%
Harris Clay Augusta, GA	4,797,094(4)	Shared voting and investment control	5.03%
Soledad Mountain LLC Delaware	7,258,330(5)	Sole voting and investment control	7.61%
Sprott Asset Management Inc. Toronto, ON	11,860,300(6)	Sole voting and investment control	12.43%
Gammon Gold Inc. Toronto, ON	7,500,000(7)	Sole voting and investment control	7.86%

(1)

The information relating to the above share ownership was obtained by the Company from insider reports and beneficial ownership reports filed with the SEC or available at www.sedi.com, or from the shareholder, and includes direct and indirect holdings.

(2)	Landon T. Clay and Thomas M. Clay have shared voting and investment control of 14,330,001 shares.
(3)	Includes 300,000 shares issuable upon exercise of options.
(4)	Landon T. Clay and Harris Clay have shared voting and investment control of 4,797,094 shares.
(5)	Jonathan C. Clay is the managing member and has voting and investment control on the shares.
(6)	Sprott Asset Management LP holds the shares as portfolio manager.
(7)	Includes 2,500,000 shares issuable upon exercise of share purchase warrants.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of May 2, 2011 by:

(i)	each director of Golden Queen;
(ii)	each of the Named Executive Officers of Golden Queen; and
(iii)	all directors and executive officers as a group.

Except as noted below, Golden Queen believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned[1]
H. LUTZ KLINGMANN, Director, President West Vancouver, BC	915,400[1]	0.94%
CHESTER SHYNKARYK, Director Delta, BC	630,000[1]	0.65%
GORDON C. GUTRATH, Director Vancouver, BC	465,000[1]	0.48%
EDWARD G. THOMPSON, Director Toronto, ON	802,500[1]	0.82%
THOMAS M. CLAY, Director Peterborough, NH	15,798,523 [1][2]	16.24%
G. ROSS MCDONALD, Chief Financial Officer North Vancouver, BC	Nil	Nil
All officers and directors (6) persons	18,611,423[1]	19.13%

[1] These amounts include beneficial ownership of securities not currently outstanding but which are reserved for immediate issuance on exercise of options. In particular, these amounts include shares issuable upon exercise of options as follows: 350,000 shares issuable to Edward Thompson; 400,000 shares issuable to Chester Shynkaryk; 200,000 shares issuable to Gordon Gutrath, 500,000 shares issuable to Lutz Klingmann, and 300,000 shares issuable to Thomas M. Clay.

[2] Landon T. Clay and Thomas M. Clay have shared voting and investment control of 14,330,001 of these shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 11, 2004, we entered into a management agreement with Lutz Klingmann. Pursuant to the terms of the agreement, Mr. Klingmann acts as chief operating officer and has overall management responsibility for our operations. Mr. Klingmann receives C$60 per hour as compensation for his work and also receives C$5 per hour for use of his office, equipment and out-of-pocket expenses. The management agreement also provides for the issuance of up to 300,000 Common Shares of the Golden Queen to Mr. Klingmann on the attaining of certain milestones.

DIRECTOR INDEPENDENCE

The Board is responsible for overseeing management of the Company and determining the Company’s strategy and for determining whether or not a director is independent. In making this determination, the Board has adopted the definition of “independence” as set forth in Canadian National Instrument 58-101 and Canadian National Policy 58-201, which recommends that a majority of the Board of Directors be considered “independent”. In applying this definition, the Board considers all relationships of the directors of the Company, including business, family and other relationships. As at the date of this Management Information Circular, there are five (5) directors on the Board, Lutz Klingmann, Chester Shynkaryk, Gordon Gutrath, Edward Thompson, and Thomas M. Clay. Of the five directors, Chester Shynkaryk, Gordon Gutrath, and Edward Thompson are considered independent. Lutz Klingmann, President of the Company, and Thomas Clay, are not considered independent.

Item 14. Principal Accounting Fees and Services

BDO Canada LLP served as Golden Queen’s independent auditors for the fiscal year ended December 31, 2010, and has been appointed by the Board of Directors to continue as Golden Queen’s independent auditor for Golden Queen’s fiscal year ending December 31, 2011, and until the next annual general meeting of shareholders.

The fees for services provided by BDO Canada LLP to us in each of the fiscal years ended 2009 and 2010 were as follows:

Fees	2009	2010
Audit fees	$49,500	$57,500
Audit related fees	$6,500	$77,000
Tax fees	$12,850	$2,050
All other fees	Nil	$Nil

PART IV

Item 15. Exhibits

Exhibit	Description of Exhibit	Manner of Filing
No.
23.1	Consent of BDO Canada LLP	Filed herewith
31.1	Rule 13a-14(a)/15(d)-14(a) Certification – CEO	Filed herewith
31.2	Rule 13a-14(a)/15(d)-14(a) Certification - CFO	Filed herewith
32.1	Section 1350 Certification	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN QUEEN MINING CO. LTD.

/s/ H. Lutz Klingmann
By:
H. Lutz Klingmann
Principal Executive Officer

/s/ G. Ross McDonald
By:
G. Ross McDonald
Principal Accounting Officer

Date: May 20, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. Lutz Klingmann	President, Principal Executive Officer, and Director	May 20, 2011
H. Lutz Klingmann

/s/ Chester Shynkaryk	Director	May 20, 2011
Chester Shynkaryk

/s/ Gordon Gutrath	Director	May 20, 2011
Gordon Gutrath