Form 10-Q
period 2011-06-30
GOLDEN QUEEN MINING CO LTD
filed 2011-08-22
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Check whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 12, 2011 the registrant’s outstanding common stock consisted of 95,478,383 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Financial Statements
June 30, 2011
(Unaudited - US dollars)

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Balance Sheets
(Unaudited)
(US dollars)

	June 30,	December 31,
	2011	2010
Assets

Current assets:
Cash and cash equivalents	$6,197,207	$6,967,465
Receivables	43,846	42,796
Prepaid expenses and other current assets	5,127	40,103

Total current assets	6,246,180	7,050,364

Property and equipment, net	313,388	318,326
Reclamation financial assurance	296,180	286,653

Total Assets	$6,855,748	$7,655,343

Liabilities and Capital Deficit

Current liabilities:
Accounts payable (Note 5)	$787,726	$319,675
Accrued liabilities	15,552	62,839
Advance minimum royalties	106,206	17,108

Total current Liabilities	909,484	399,622

Asset retirement obligations	202,255	193,545
Derivative liability (Note 6)	7,722,006	10,389,768

Total Liabilities	8,833,745	10,982,935

Capital Deficit:
Preferred shares, no par value, 3,000,000 shares authorized; no shares outstanding
Common shares, no par value,150,000,000 shares authorized; (June 30, 2011 – 95,428,383; December 31, 2010 – 94,228,383) shares issued and outstanding (Note 3)	57,299,102	56,339,823
Additional paid-in capital	6,654,166	3,784,582
Deficit accumulated during the exploration stage	(65,931,265)	(63,451,997)

Total Capital Deficit	(1,977,997)	(3,327,592)

Total Liabilities and Capital Deficit	$6,855,748	$7,655,343

Basis of presentation and ability to continue as a going concern (Note 1)
Commitments and contingencies (Note 4)
Subsequent Event (Note 8)
Approved by the Directors:

“H. L. Klingmann”	“C. Shynkaryk”
H. Lutz Klingmann, Director	Chester Shynkaryk, Director

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Statements of Loss and Comprehensive Loss
(Unaudited)
(US dollars)

					Cumulative
					From Date of
					Inception
			Six Months	Six Months	(November 21,
	Three Months	Three Months	Ended	Ended	1985) through
	Ended June 30,	Ended June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011

General and administrative expenses and exploration costs (Note 5)	$(1,190,859)	$(1,578,490)	$(1,675,769)	$(1,941,309)	$(24,694,305)
Asset impairment loss	(247,599)	-	(618,555)	-	(32,887,583)
Adjustment to asset retirement obligation on changes in cash flow estimates	-	-	-	-	223,583
Accretion expense	(4,355)	(3,995)	(8,710)	(7,990)	(80,072)
Change in fair value of derivative liability including change in foreign exchange	(328,601)	(824,224)	(201,822)	(579,462)	(8,872,528)
Gain on settlement of debt	-	-	-	-	136,627
Abandoned mineral property interests	-	-	-	-	(277,251)

	(1,771,414)	(2,406,709)	(2,504,856)	(2,528,761)	(66,451,529)
Interest expense	-	-	-	-	(913,098)
Interest income	13,014	342	25,588	982	1,657,208

Net loss and comprehensive loss for the period	$(1,758,400)	$(2,406,367)	$(2,479,268)	$(2,527,779)	$(65,707,419)

Loss per share, basic and diluted	$(0.02)	$(0.03)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding	95,260,801	90,671,790	94,788,328	89,796,615

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Statements of Capital Deficit
(Unaudited)
(US dollars)

					Deficit
					Accumulated
	Common		Stock	Additional	During the
	Shares	Amount	Subscription	Paid-in Capital	Exploration Stage	Total

Balance, December 31, 2009	88,378,383	$50,205,634	$-	$3,130,549	$(53,468,071)	$(131,888)

Issuance of common shares through exercise of options	850,000	272,156	-	-	-	272,156
Reclassification of derivative liability on the exercise of stock options	-	-	-	654,033	-	654,033
Issuance of common shares through private placement	5,000,000	5,907,798	-	-	-	5,907,798
Share issuance costs	-	(45,765)	-	-	-	(45,765)
Net loss for the year	-	-	-	-	(9,983,926)	(9,983,926)

Balance, December 31, 2010	94,228,383	56,339,823	-	3,784,582	(63,451,997)	(3,327,592)

Issuance of common shares through exercise of options (Note 3)	1,200,000	959,279	-	-	-	959,279
Reclassification of derivative liability on exercise of stock options	-	-	-	2,869,584	-	2,869,584
Net loss for the period	-	-	-	-	(2,479,268)	(2,479,268)

Balance, June 30, 2011	95,428,383	$57,299,102	$-	$6,654,166	$(65,931,265)	$(1,977,997)

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Statements of Cash Flows
(Unaudited)
(US dollars)

			Cumulative From
			Date of Inception
			(November 21,
	Six Months	Six Months	1985) through
	Ended June 30,	Ended June 30,	June 30,
	2011	2010	2011

Operating activities:
Net loss for the period	$(2,479,268)	$(2,527,779)	$(65,707,419)
Adjustments to reconcile net loss to cash used in
operating activities:
Asset impairment loss	618,555	-	32,887,583
Abandoned mineral property interests	-	-	277,251
Amortization and depreciation	4,938	2,970	474,858
Amortization of debt discount	-	-	375,000
Adjustment to asset retirement obligation based on changes in cash flow estimates	-	-	(223,583)
Accretion expense	8,710	7,990	80,072
Change in fair value of derivative liability including
change in foreign exchange	201,822	579,462	8,872,528
Gain on disposition of property and equipment	-	-	(10,032)
Stock option compensation	-	46,275	1,416,448
Financing charges related to modification of warrants	-	-	889,117
Mineral property expenditures	-	-	(22,395,449)
Changes in assets and liabilities:
Receivables	(1,050)	(5,573)	(43,846)
Prepaid expenses and other current assets	34,976	14,610	(92,037)
Accounts payable and accrued liabilities	420,764	33,601	843,195
Royalty and mining rights payable	89,098	-	106,206

Cash used in operating activities	(1,101,455)	(1,848,444)	(42,250,108)

Investing activities:
Purchase of mineral properties	(618,555)	-	(8,555,347)
Deposits on mineral properties	-	-	(1,017,551)
Purchase of reclamation financial assurance	(9,527)	-	(296,180)
Purchase of property and equipment	-	-	(1,434,367)
Proceeds from sale of property and equipment	-	-	47,153

Cash used in investing activities	(628,082)	-	(11,256,292)

Financing activities:
Borrowing under long-term debt	-	-	3,918,187
Repayment of long-term debt	-	-	(2,105,905)
Proceeds from convertible debt	-	-	440,000
Issuance of common shares for cash	-	7,634,316	28,871,618
Share issuance costs	-	(21,715)	(733,866)
Issuance of special warrants	-	-	18,091,667
Issuance of common shares upon exercise of stock options	959,279	234,113	1,521,025
Issuance of common shares upon exercise of warrants	-	-	9,700,881

Cash provided by financing activities	959,279	7,846,714	59,703,607

Net change in cash and cash equivalents	(770,258)	5,998,270	6,197,207

Cash and cash equivalents, beginning balance	6,967,465	2,433,202	-

Cash and cash equivalents, ending balance	$6,197,207	$8,431,472	$6,197,207

Supplemental Cash Flow Information (Note 7)

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Six Months Ended June 30, 2011
(Unaudited)
(US dollars)

1.	Basis of Presentation and Ability to Continue as a Going Concern

These interim consolidated financial statements are presented in accordance with United States generally accepted accounting principles for interim financial statements, and are stated in US dollars. They do not include all the note disclosures required for annual financial statements. It is suggested that these consolidated interim financial statements be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2010 and the notes thereto included in the Company’s annual report for the year ended December 31, 2010. The Company follows the same accounting policies in the preparation of interim financial statements, except as disclosed under Note 2.

The Company has had no revenues from operations since inception, and as at June 30, 2011 has a deficit of $65,931,265 accumulated during the exploration stage. Management plans to control current costs and does not anticipate requiring additional financing to fund Company activities over the next 12 months. In addition, management plans to secure equity and/or debt or joint venture financing to fund construction of the operating facility at the Soledad property (“Soledad”) once a feasibility study has been concluded and a production decision has been made. The ability of the Company to obtain financing for its ongoing activities and thus maintain solvency, or to fund construction of the operating facility at Soledad, is dependent on equity market conditions, the market for precious metals, the willingness of other parties to lend the Company money or the ability to find a joint venture partner. While the Company has been successful at certain of these efforts in the past, there can be no assurance that future efforts will be successful. This raises substantial doubt about the Company’s ability to continue as a going concern.

These unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the information contained therein. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results expected for any subsequent quarter or for the year ending December 31, 2011.

2.	Significant Accounting Policy

Recent Accounting Pronouncements

(i)	The Financial Accounting Standards Board (FASB) has issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.

This ASU amends the FASB Accounting Standards CodificationTM (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. The amendments are effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted. The Company does not expect this amendment to have any impact to its consolidated financial statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Six Months Ended June 30, 2011
(Unaudited)
(US dollars)

2.	Significant Accounting Policy (continued)

Recent Accounting Pronouncements (continued)

(ii)

The FASB has issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments to the Codification in this ASU are to be applied prospectively. The amendments are effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not expect this amendment to have any impact to its consolidated financial statements.

(iii)

In April 2010, the FASB issued ASU 2010-13, “Compensation – Stock Compensation (Topic 718)”. The objective of this update is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. It provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance or service condition is required to be classified as a liability. The amendment in this update is effective for the Company’s interim period and annual periods beginning on January 1, 2011. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The adoption of the standard did not have any impact on the Company’s consolidated financial statements.

3.	Share Capital

Common Shares

During the three-month period ended June 30, 2011, 1,050,000 stock options were exercised and the Company issued 1,050,000 common shares at C$0.77 per share for proceeds of $842,463 (C$808,500).

During the three-month period ended March 31, 2011, 150,000 stock options were exercised and the Company issued 150,000 common shares at C$0.77 per share for proceeds of $116,816 (C$115,500).

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

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Six Months Ended June 30, 2011
(Unaudited)
(US dollars)

3.	Share Capital (continued)

Common Shares (continued)

On June 1, 2010, the Company issued 5,000,000 units at C$1.60 per unit for gross proceeds of $7,634,316 (C$8,000,000) and incurred professional fees of $45,765 as share issuance costs. Each unit consisted of one common share, one-quarter of one Class A warrant and one-quarter of one Class B warrant. Each Class A warrant is exercisable to acquire one additional common share of the Company at a price of C$1.75. Each Class B warrant is exercisable to acquire one additional common share of the Company at a price of C$2.00. Both Class A and Class B warrants expire December 1, 2011. The aggregate fair value of the Class A and Class B purchase warrants was $1,726,518 which was recorded in derivative liabilityand the Company allocated the remaining proceeds of $5,907,798 to common shares. The fair value of the warrants was determined using the Black-Scholes option pricing model.

In September 2010, 50,000 stock options were exercised and the Company issued 50,000 common shares at C$0.26 per share for proceeds of $12,487 (C$13,000).

In October 2010, 100,000 stock options were exercised and the Company issued 100,000 common shares at C$0.26 per share for proceeds of $25,556 (C$26,000).

Stock Options

As of June 30, 2011, the Company has the following outstanding and exercisable options:

		Weighted Average
	Number	Exercise Price
Options outstanding and exercisable, January 1, 2010	3,850,000	C$0.44
Granted 3	50,000	C$1.24
Exercised	(850,000)	C$0.33

Options outstanding and exercisable, December 31, 2010	3,050,000	C$0.48
Exercised	(1,200,000)	C$0.77

Options outstanding and exercisable, June 30, 2011	1,850,000	C$0.29

The following table summarizes information about stock options outstanding at June 30, 2011:

		Weighted-Average
	Weighted-Average	Remaining Contractual Life
Number	Exercise Price	(Years)	Expiry Date
1,800,000	C$0.26	2.58	January 28, 2014
50,000	C$1.24	3.80	April 18, 2015
1,850,000	C$0.29	2.62

As at June 30, 2011, the aggregate intrinsic value of the outstanding exercisable options was approximately $4,898,000 (June 30, 2010 - $3,082,000). The total intrinsic value of 1,200,000 options (December 31, 2010 –850,000) exercised during the six months ended June 30, 2011 was approximately $2,870,000 (June 30, 2010 -$363,000).

There is no unamortized compensation expense as at June 30, 2011 as all the outstanding options vested at the grant date.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Six Months Ended June 30, 2011
(Unaudited)
(US dollars)

3.	Share Capital (continued) Warrants

The following is a summary of warrant status at June 30, 2011:

	Number	Weighted-	Weighted-	Expiry Date
		Average	Average
		Exercise Price	Remaining
		Per Share	Contractual Life
			(Years)

Outstanding and exercisable, January 1, 2010	-	-	-	-

Issued:
Class A	1,250,000	C$1.75	0.42	December 1, 2011
Class B	1,250,000	C$2.00	0.42	December 1, 2011

Outstanding and exercisable, December 31, 2010 and June 30, 2011	2,500,000	C$1.88	0.42

As at June 30, 2011 the aggregate intrinsic value of the outstanding exercisable warrants was approximately $2,502,000 (June 30, 2010 - $Nil).

4.	Commitments and Contingencies

The Company has acquired a number of mineral properties outright and has acquired exclusive rights to explore, develop and mine the Property under various agreements with landowners.

The Company is required to make advance minimum royalty payments related to its mineral properties. The total advance minimum royalty in year 2010 was $185,276 and the total advance minimum royalty owing for 2011 is expected to be approximately $282,000. As at June 30, 2011 of the $106,206 payable, $9,206 relates to 2010 with the remainder relating to 2011.

In 2007, the Company reached an agreement with a landowner to amend the terms of the lease agreement. Under the terms of the amendment, the Company has been granted an extension of twenty years and has paid $100,000 owed from 2005. In addition, the Company was not required to pay advance minimum royalties during the two-year period until April 23, 2008 and the Company would receive a credit representing 50% of all advance minimum royalties paid to offset against future production royalties. The Company recommenced the advance minimum royalty payments, and paid the landowner $100,000 in 2009, $100,000 in 2010 and $50,000 in 2011 to date.

A mining lease agreement with a group of landowners expired in 2004. Negotiations with this group of landowners has been substantially completed and it is expected that an extension agreement will be signed in the third quarter of 2011.

The Company has agreed to issue 100,000 common shares as a finder’s fee upon commencement of commercial production on the Property in connection with certain property acquisitions. As of June 30, 2011, commercial production has not commenced and no shares have been issued.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Six Months Ended June 30, 2011
(Unaudited)
(US dollars)

4.	Commitments and Contingencies (continued)

In 2004, the Company entered into an agreement with the President of the Company to issue 300,000 bonus shares upon completion of certain milestones. Upon receipt by the Company of a bankable feasibility study and the decision to place the Property into commercial production, a bonus of 150,000 common shares would be issued. Upon commencement of commercial production on the Property, a bonus of 150,000 common shares would be issued. In May 2010, the Company entered into an amendment to the agreement whereby the 300,000 bonus shares would alternatively be issuable upon a change of control transaction, or upon a sale of all or substantially all of the Company’s assets, having a value at or above C$1.00 per share of the Company, with a further 300,000 bonus shares being issuable in the event the change of control transaction or asset sale occurred at a value at or above C$1.50 per share. This agreement is for a term of three years and shall automatically renew for two years. As at June 30, 2011, none of the milestones had been reached and no accrual was made in connection with these arrangements.

5.	Related Party Transactions

Except as noted elsewhere in these consolidated financial statements, related party transactions are disclosed as follows:

For the three and six months ended June 30, 2011, $37,360 and $73,460 (2010 - $35,717 and $70,196) was paid to Mr. H. L. Klingmann for services as President of the Company of which $19,234 is payable as at June 30, 2011; $9,301 and $13,901 (2010 - $4,381 and $8,706) was paid to Mr. Chester Shynkaryk for consulting services to the Company, and $5,167 (2010 - $Nil) was paid to Mr. Ross McDonald for consulting services of which $2,894 is payable as at June 30, 2011 (2010 - $Nil).

All of the above transactions and balances are in the normal course of operations and are measured at the exchange amount.

6.	Derivative Liability

As at January 1, 2009, the date on which the guidance of ASC 815-40-15 became effective for the Company, the Company’s stock options and warrants met the criteria of a derivative instrument liability because they were exercisable in a currency other than the functional currency of the Company and thus did not meet the “fixed- for-fixed” criteria of that guidance. As a result, the Company was required to separately account for the stock options as a derivative instrument liability recorded at fair value and marked-to-market each period with the changes in the fair value each period charged or credited to income.

During the six months ended June 30, 2011, a total of 1,200,000 stock options included in the derivative liability were exercised. Upon exercise of these options, the portion of the derivative liability that pertained to these options was re-measured and recorded at its fair value of $2,869,584. The Company measured the fair value of the derivative liability pertaining to the options exercised using the Black-Scholes pricing model with the following range of assumptions: expected volatility – 43.70% to 70.46% expected life – 0.01 to 0.04 years, risk-free discount rate – 1.75% to 1.88%, dividend yield – 0.00%.

During the six months ended June 30, 2010, a total of 700,000 stock options included in the derivative liability were exercised. Upon exercise of these options, the portion of the derivative liability that pertained to these options was re-measured and recorded at its fair value of $363,292. The Company measured the fair value of the derivative liability pertaining to the options exercised using the Black-Scholes pricing model with the following range of assumptions: expected volatility – 33% - 78%, expected life – 0.01 – 0.06 years, risk-free discount rate – 1.17% - 1.29%, dividend yield – 0.00%.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Six Months Ended June 30, 2011
(Unaudited)
(US dollars)

6.	Derivative Liability (continued)

As of June 30, 2011, the Company had re-measured the remaining outstanding options and determined the fair value of the derivative liability to be $4,992,224 (December 31, 2010 - $7,324,429) using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2011	December 31, 2010

Risk-free interest rate	1.89% - 2.33%	1.52% - 2.41%
Expected life of derivative liability	2.58 – 3.80 years	0.30 to 4.30 years
Expected volatility	94.22% - 108.04%	69.88% - 118.22%
Dividend rate	0.00%	0.00%

As of June 30, 2011, the Company re-measured outstanding warrants and determined the fair value of the derivative liability to be $2,729,782 (December 31, 2010 - $3,065,339) using the Black-Scholes option pricing model using the following assumptions:

	June 30, 2011	December 31, 2010

Risk-free interest rate	1.59%	1.67%
Expected life of derivative liability	0.42 years	0.92 years
Expected volatility	63.13%	73.32%
Dividend rate	0.00%	0.00%

As of June 30, 2011, the changes of derivative liability for options and warrants are as follows:

	June 30, 2011	December 31, 2010

Balance, beginning of the period	$10,389,768	$2,695,602
Fair value of options granted	-	46,275
Fair value of warrants issued	-	1,726,518
Fair value of options exercised	(2,869,584)	(654,033)
Change in fair value of options and warrants including foreign exchange	201,822	6,575,406

Balance, end of the period	$7,722,006	$10,389,768

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Six Months Ended June 30, 2011
(Unaudited)
(US dollars)

7.	Supplemental Cash Flow Information

			Cumulative From
			Date of Inception
			(November 21,
	Period ended	Period ended	1985) through
	June 30, 2011	June 30, 2010	June 30, 2011

Cash paid during period for:
Interest	$-	$-	$1,192,911
Income taxes	$-	$-	$-

Non-cash financing and investing activities:
Reclassification of derivative liability for exercised stock options	$2,869,584	$363,292	$3,680,451
Stock option compensation	$-	$46,275	$1,416,448
Financing charges related to modification of warrants term	$-	$-	$889,117
Exchange of notes for common shares	$-	$-	$1,727,282
Exchange of note for future royalty payments	$-	$-	$150,000
Common shares issued for mineral property	$-	$-	$304,811
Mineral property acquired through the issuance of long-term debt	$-	$-	$1,084,833
Common shares issued upon conversion of convertible debt	$-	$-	$414,917
Asset retirement obligations	$8,710	$7,990	$202,255

8.	Subsequent Event

The Company issued 50,000 common shares on the exercise of stock options at C$0.26 per share for gross proceeds of $13,197.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion of the operating results and financial position of Golden Queen Mining Co. Ltd. (the “Company”) is as at August 12, 2011 and should be read in conjunction with the unaudited interim consolidated financial statements of the Company for the quarter ended June 30, 2011 and the notes thereto.

The information in this Management Discussion and Analysis is prepared in accordance with U.S. generally accepted accounting principles and all amounts herein are in U.S.$ unless otherwise noted.

The Soledad Mountain Project

Overview

The Company plans to develop a gold-silver, open pit, heap leach operation on its Soledad Mountain property, located just outside the town of Mojave in Kern County in southern California. The Project will use conventional open pit mining methods and the cyanide heap leach and Merrill-Crowe processes to recover gold and silver from crushed, agglomerated ore. The planned, average ore and waste mining rates are 4.9 million tons and 9.1 million tons per year with a waste to ore mining ratio of 1.85:1 for a combined mining rate of ore and waste of 14 million tons per year. Gold and silver production is projected to average 75,000 oz and 950,000 oz respectively per year although this is expected to fluctuate considerably from year to year depending upon the ore head grades. Gold and silver production is projected to be 936,332 oz of gold and 10,426,654 oz of silver over a period of approximately 13 years.

The Company presented the results of the updated feasibility study and economic analysis for its Soledad Mountain Project in a news release on April 6, 2011. The updated feasibility study and economic analysis was prepared by Norwest Corporation with input from independent consulting engineers and management.

Infill Drill Program

The Company announced that it had initiated an infill drill program in a news release on October 21, 2010. The drilling was done in April and completed in early May.

The drill program tested targets within the areas of the planned North-West and East open pits. Nine holes were drilled within the North-West open pit area with a total length of 2,020 feet. The North-West open pit is the planned location of the first phase of mining. Eleven holes were drilled within the East open pit area with a total length of 4,267 feet.

The program consisted primarily of infill drilling with the objective of upgrading inferred resources to a level of assurance which would allow for re-classification as reserves. In addition, the drilling was expected to confirm the design and location of access roads and test continuity of mineralization, which typically has been excellent in most areas previously tested. The impact is expected to be a further lowering of stripping ratios.

An independent consulting engineering firm based in Sparks, Nevada is currently integrating the results from the infill drill program with a lower cutoff grade (the cutoff grade to date has been based upon gold and silver prices and gold and silver recoveries from the late 1990s). The consulting engineers are bringing current the geological model, then the block model, then the mineral resources and finally the mineral reserves. The study is being prepared as a NI 43-101 compliant Technical Report and it is expected that the results of the study will be available in September 2011.

Permitting Update

A detailed review of approvals and permits required for the Project is provided in the Company’s latest Form 10-K filing with the SEC, dated March 31, 2011. The following is therefore only a brief update.

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

The State of California introduced backfilling requirements for certain types of open pit metal mines in December 2002. Norwest Corporation prepared a life-of-mine waste rock management plan and this plan incorporates sequential backfilling of mined-out phases of the open pit with limited double-handling of waste rock at the end of the mine life. This plan has been incorporated in the Planning Commission approvals for the Project.

The Bureau of Land Management confirmed that its Record of Decision approving the Plan of Operations under NEPA in November 1997 remains valid.

There are 114 conditions of approval and mitigation measures in the Conditional Use Permits that were approved for the Project. The Company is currently incorporating the conditions of approval and mitigation measures in its development plan and plan of operations.

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

Ten applications for Authority to Construct permits were submitted to the EKAPCD in February 2011. The EKAPCD has confirmed that the information required to support the applications is complete. EKAPCD has indicated in recent communications that it expects to issue the Authority to Construct permits by September 1, 2011. The Authority to Construct permits will be converted to a Permit to Operate after construction has been completed and subject to inspection by EKAPCD.

Record of Survey

An accurate land status map with no gaps in coverage on the ground is critical to protect both the Company and landholders from questionable claims of ownership and to ensure that royalty payments from production can be calculated and correctly paid to landholders. The Company therefore engaged James A. LaPuzza, PLS, U.S. Mineral Surveyor in 2007 to perform a survey of mining claims and millsites in Section 6 and part of Section 12 on Soledad Mountain.

A set of fourteen maps prepared by and based upon survey work done by Jim LaPuzza on Soledad Mountain between 2007 and 2010, along with supporting information on the history of staking and recording and ownership of mining claims and millsites researched by Sylvia Good, RPL, Landman and legal counsel and staff of Gresham Savage Nolan & Tilden, A Professional Corporation, San Bernardino, California from the early 1990s onwards, was submitted to the Kern County Department of Engineering, Surveying and Permit Services in August 2010. The maps were checked in meticulous detail by County staff over a period of 10 months. There were also numerous exchanges of information between Jim LaPuzza and staff during this period. County staff gave the maps a “Final Check” in May 2011. The recordable mylars were submitted to County staff in July 2011, formally signed by the County Surveyor and forwarded to the Kern County Assessor – Recorder as a Record of Survey. The Record of Survey was recorded as follows:

  Recorded July 20, 2011;
  Document No. 211092035 and
  Book 0027, Page 66

The basis for the Company’s land status and royalty map is now the Record of Survey and this has superseded all earlier versions of these maps.

Results of Operations

Following are the results of operations for the three months and six months ended June 30, 2011, and the corresponding periods ended June 30, 2010.

The Company had no revenue from operations.

The Company incurred general and administrative expenses of $1,190,859 and $1,675,769 (2010 -$1,578,490 and $1,941,309) during the three months and six months ended June 30, 2011, and the corresponding periods ended June 30, 2010. Costs were marginally for the three months ended June 30, 2011 when compared with the same period in 2010. The following significant costs were incurred during the quarter ended June 30, 2011 with a comparison to significant costs incurred during the same quarter in 2010:

  $227,548 (2010 - $0) for the infill drill program, which was done in April and May and for a NI 43-101 compliant Technical Report which is currently being prepared by an independent consulting engineering firm.

  $135,023 (2010 - $109,849) for ongoing engineering and permitting support. Costs were higher by $25,174 in 2011 as a pump test was done on production water well PW-1 and development was completed and a pump test was done on production water well PW-3.

  $30,300 (2010 - $53,957) for ongoing permitting support, for overseeing the quarterly groundwater sampling and analysis program and preparing the quarterly report for the Lahontan Regional Water Quality Control Board. Costs were higher by $23,657 in 2010 as studies were done on the occurrence of arsenic in groundwater, the use of cyanide in heap leaching and the occurrence of mercury and capture of mercury.

  $43,621 (2010 - $42,728) for preparing Authority to Construct permit applications and ongoing monitoring, maintenance and data recovery from the meteorological station on site.

  $64,790 (2010 - $176,174) for legal fees incurred in support of ongoing efforts to secure permits for the Project. Legal fees were higher by $111,384 in 2010 due to work done in preparing for the public hearings held by the Kern County Planning Commission in April 2010 and for the public hearings held by the Lahontan Regional Water Quality Control Board in July 2010.

  $4,308 (2010 - $38,289) to the Kern County Planning Department. Costs were higher by $33,981 in 2010 as work was done by the Planning Department to prepare for the public hearing held in April 2010.

  $247,600 (2010 - $243,396) for the purchase of four properties (fee land). Land purchases are ongoing as suitable land is identified and purchase agreements concluded.

  $58,092 (2010 – $30,180) for work on the updated feasibility study and administrative and drafting support. Costs increased by $27,912 in 2011 primarily due to work on the updated feasibility study for the Project and preparing documentation for the virtual data room.

  $41,897 (2010 – 19,385) for accounting and audit fees.

  $41,636 (2010 – $48,875) for corporate legal fees. Costs were higher by $7,239 in 2010 as additional costs were incurred to conclude the private placement negotiations and documentation in 2010.

Interest income of $13,014 (2010 - $342) was higher by $12,672 as there was more cash on deposit. Interest rates remained low during the quarter. There was no interest expense during the quarter.

The Company incurred a net loss of $1,758,400 (or $0.02 per share) during the quarter as compared to a net loss of $2,406,367 (or $0.03 per share) during the same quarter of 2010.

Summary of Quarterly Results

Results for the eight most recent quarters are set out in the table below.

Results for the quarter ended on:	June 30, 2011	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010
Item	$	$	$	$
Revenue Net loss for the quarter Net loss per share	Nil -1,758,400 -0.02	Nil -720,868 -0.01	Nil -4,126,127 -0.04	Nil -3,125,127 -0.03

Results for the quarter ended on:	June 30, 2010	March 31, 2010	Dec. 31, 2009	Sept. 30, 2009
Item	$	$	$	$
Revenue Net loss for the quarter Net loss per share	Nil -2,406,367 -0.03	Nil -326,305 0	Nil -1,239,360 -0.02	Nil -1,057,149 -0.01

The results of operations can vary from quarter to quarter depending upon the nature, timing and cost of activities undertaken during the quarter and whether or not the Company incurs gains or losses on foreign exchange, grants stock options or makes adjustments on quarterly or annual financial statements.

Reclamation Financial Assurance and Asset Retirement Obligation

The Company provided reclamation financial assurance in the form of an Irrevocable Payment Bond Certificate with Union Bank of California in the amount of $286,653 on October 21, 2009 for 2010. The reclamation financial assurance is reassessed annually and the estimate for reclamation of historical disturbances on the property was $283,809 for 2011 and is $296,180 for 2012.

The asset retirement obligation accrual is estimated at $202,255 and this is shown as a liability on the unaudited Interim Consolidated Balance Sheet. The actual obligation could differ materially from these estimates.

Advance Minimum Royalties

Advance minimum royalties of $66,060 were paid to landholders in the second quarter of 2011.

A mining lease agreement with one group of landholders expired in 2004. The group of landholders accepted an extension agreement in March 2011 and it is expected that the Company will receive the signed agreements in the third quarter of 2011. The Company will pay advance minimum royalties of $67,500 to this group of landholders to bring advance minimum royalties current to March 14, 2012.

Mining lease agreements with groups of landholders expired in June and July of 2010 and in January 2011 and discussions are under way with these groups of landholders for an extension of the agreements.

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

Transactions with Related Parties

For the three months and six months ended June 30, 2011, $37,360 and $73,460 (2010 – 35,717 and $70,196) was paid to Mr. H.L. Klingmann for services as president of the Company of which $19,234 was payable as at June 30, 2011; $9,301 and $13,901 (2010 - $4,381 and $8,706) was paid to Mr. C. Shynkaryk for consulting services to the Company, and $5,167 (2010 - $Nil) was paid to Mr. G.R. McDonald for consulting services to the Company of which $2,894 was payable as at June 30, 2011.

The Company amended a consulting services agreement originally entered into in 2004 with Mr. H.L. Klingmann, the President of the Company, in May of 2010. Under the original agreement, upon receipt by the Company of a bankable feasibility study and the decision to place the Property into commercial production, a bonus of 150,000 common shares would be issued and upon commencement of commercial production on the Property, a bonus of 150,000 common shares would be issued. Pursuant to the amended agreement, an alternative 300,000 bonus shares would be issuable upon a change of control transaction or upon a sale of all or substantially all of the Company’s assets, having a value at or above C$1.00 per share of the Company, with a further 300,000 bonus shares being issuable in the event the change of control transaction or asset sale occurred at a value at or above C$1.50 per share. As at March 31, 2011, the milestones had not been reached and no accrual was made in connection with these arrangements.

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

Private Placement

The Company completed a non-brokered private placement with AuRico Gold Inc. (formerly Gammon Gold Inc.) on June 1, 2010, whereby AuRico Gold Inc. purchased 5,000,000 units of the Company at a price of C$1.60 per unit for total proceeds of $7,634,316 (C$8,000,000). Each unit consists of one common share, one quarter of one Class A Warrant, and one quarter of one Class B Warrant. Each Class A Warrant entitles AuRico Gold Inc. to purchase a common share at a price of C$1.75 for a period of 18 months from the closing date. Each Class B Warrant entitles AuRico Gold Inc. to purchase one common share at a price of C$2.00 for a period of 18 months from the closing date. The aggregate fair value of the Class A and B purchase warrants was $1,726,518 and the amount has been recorded as derivative liability and the Company allocated the remaining proceeds of $5,907,798 to the common shares.

Subject to certain conditions, AuRico Gold Inc. was granted the right to participate in future financings to maintain its equity position in the Company.

Liquidity and Capital Resources

The Company held $6,197,207 in cash and cash equivalents on June 30, 2011.

Cash used in Operating Activities:

Cash was used mainly for the ongoing development of the Project with major expenditures in three areas:

  Consulting engineering fees remained high due to the significant amount of detailed engineering completed for Project facilities;
  Legal fees were incurred in support of ongoing efforts to secure permits for the Project and in negotiations with landholders and
  The infill drill program was completed in April and May and a NI 43-101 compliant Technical Report is currently being prepared by an independent consulting engineering firm.

Cash from Financing Activities:

Cash was received from financing activities during the three months ended June 30, 2011 as follows:

  Four directors exercised a total of 1,050,000 options on shares for proceeds of C$808,500 ($842,463) during the quarter.

Cash used in Investing Activities:

The Company purchased four properties (fee land) for approximately $247,600 during the quarter. Further increases in our land position are required to provide room for the future expansion of heap leach pads and for construction of facilities for the aggregate production component of the Project after the start of the open pit heap leach operation.

Working Capital

As at June 30, 2011, the Company held $6,197,207 in cash and cash equivalents, and had current liabilities of $909,484. An amount of $594,832 will be remitted to Canada Revenue Agency in the third quarter of 2011 and this will reduce the current liabilities to the more normal level. The amount of $594,832 to be remitted to Canada Revenue Agency is an amount collected by the Company and an estimate of the amount owing by four directors that exercised stock options during the quarter for taxes.

Management does not expect that additional cash will be required beyond cash currently on hand for ongoing work on permits for the Project, for paying advance minimum royalties, for additional property purchases, for detailed engineering of facilities for the Project, for ongoing work on site, and for general corporate purposes for the next twelve months. Refer also to Outlook below.

Outstanding Share Data

The number of shares issued and outstanding and the fully diluted share position are set out in the table below.

Golden Queen Mining Co. Ltd.

	No. of
Item	Shares
Shares issued and outstanding on March 31, 2011	94,378,383
Shares issued pursuant to the exercise of stock options	1,050,000
Shares issued and outstanding on June 30, 2011	95,428,383	Exercise Price	Expiry Date
AuRico Gold Inc. warrants	2,500,000	C1.75 & C2.00	1/12/2011
Director and employee stock options	1,850,000	C$0.26 & C1.24	28/01/14 & 19/04/15
Shares to be issued as a finders fee	100,000	Not Applicable	Not Applicable
Bonus shares to H.L. Klingmann	600,000	Not Applicable	Not Applicable
Fully diluted on June 30, 2011	100,478,383

The company's authorized share capital is 150,000,000 common shares with no par value.

Outlook

If all approvals and permits are secured for the Project and a production decision is made, the Company will need significant additional financing to develop the Project into an operating mine. The Company believes that financing for the Project can be secured if gold and silver prices remain at or near $1,457.00/oz and $39.63/oz, London a.m. fix for precious metals on April 6, 2001 and the prices used for the updated cash flow analyses referred to above. Gold and silver prices averaged $1,224.53/oz and $20.19/oz in 2010 and the London pm fix for precious metals was $1,736.00/oz and $39.09 respectively on August 12, 2011.

The Company is evaluating various financing options for the Project and these may be combined:

a.	An equity financing;
b.	A combination of equity and debt and
c.	A merger with an established mining company.

It is not expected that the Company will hedge any of its gold or silver production.

The ability of the Company to put the Project into production is subject to numerous risks, certain of which are disclosed in the Company’s latest Form 10-K filing with the SEC, dated March 31, 2011. Readers should evaluate the Company’s prospects in light of these and other risk factors.

Subsequent Event

A person that provides services to the Company exercised options on 50,000 shares at C$0.26 per share for gross proceeds of C$13,000 or $13,197.

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

Capitalized amounts (including capitalized development costs) are also written down if future cash flows, including potential sales proceeds, related to the mineral property are estimated to be less than the property’s total carrying value. Management reviews the carrying value of each mineral property periodically, and, whenever events or changes in circumstances indicate that the carrying value may not be recoverable, makes the necessary adjustments. Reductions in the carrying value of a property would be recorded to the extent that the total carrying value of the mineral property exceeds its estimated fair value. There was a $247,600 write-off in mineral property interests recorded for the three months period ended June 30, 2011 (2010 - $Nil).

Asset Retirement Obligations

In accordance with the Accounting for Asset Retirement Obligations, the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company has recorded an asset retirement obligation to reflect its legal obligations related to future abandonment of its mineral property using estimated expected cash flow associated with the obligation and discounting the amount using a credit-adjusted, risk-free interest rate. At least annually, the Company reassesses the obligation to determine whether or not a change in any estimated obligation is necessary. The asset retirement obligation recorded as a liability on the Interim Consolidated Balance Sheet is $202,255 as at June 30, 2011 (December 31, 2010 - $193,545).

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

Recently Issued Accounting Standards

A summary of Recently Issued Accounting Standards is provided in Item 7 of the Company’s latest Form 10-K filing with the SEC, dated March 31, 2011 and in Item 2 of the Notes to unaudited Interim Consolidated Financial Statements for the six months ended June 30, 2011.

Qualified Person and Caution With Respect to Forward-looking Statements

Mr. H.L. Klingmann, P.Eng., the President of the Company, is a qualified person for the purposes of National Instrument 43-101 and has reviewed and approved the technical information in this report.

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

Evaluation of disclosure controls and procedures and remediation

Management, including the principal executive officer and the principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, management concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective. This includes those controls and procedures necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures for financial reporting were not effective for the interim period ended June 30, 2011, was a result of our recognition that certain detailed reviews of our financial disclosure were not performed in a timely manner, that there is inadequate internal technical expertise required to address certain accounting and tax issues, there were non-material inconsistencies on classification and presentation of some financial information, and that there existed an inherent limitation due to the lack of segregation of duties of management.

There have been no changes in our internal controls over financial reporting that occurred during this period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, with the exception that a new chief financial officer was appointed in May of 2011.

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

PART II – OTHER INFORMATION

Item 6.	Exhibits

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 - Lutz Klingmann
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934 - G. Ross McDonald
32.1	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer - Lutz Klingmann
32.2	Section 1350 Certification of the Principal Executive Officer and Principal Financial Officer - G. Ross McDonald

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2011
GOLDEN QUEEN MINING CO. LTD.
(Registrant)

	By:	/s/ Lutz Klingmann
Lutz Klingmann
Principal Executive Officer

	By:	/s/ G. Ross McDonald
G. Ross McDonald
Principal Financial Officer