Form 10-Q
period 2011-09-30
GOLDEN QUEEN MINING CO LTD
filed 2011-11-21
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
As of November 18, 2011 the registrant’s outstanding common stock consisted of 95,478,383 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Financial Statements
September 30, 2011
(Unaudited - US dollars)
(Amended)

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Balance Sheets
(Unaudited - US dollars)

	September 30,	December 31,
	2011	2010
Assets

Current assets:
Cash and cash equivalents	$4,210,225	$6,967,465
Receivables	24,033	42,796
Prepaid expenses and other current assets	26,542	40,103

Total current assets	4,260,800	7,050,364

Property and equipment, net	310,919	318,326
Reclamation financial assurance	296,180	286,653

Total Assets	$4,867,899	$7,655,343

Liabilities and Capital Deficit

Current liabilities:
Accounts payable (Note 5)	$221,567	$319,675
Accrued liabilities	14,310	62,839
Advance minimum royalties	79,999	17,108

Total current liabilities	315,876	399,622

Asset retirement obligations	206,610	193,545
Derivative liability (Note 6)	7,167,683	10,389,768

Total Liabilities	7,690,169	10,982,935

Capital Deficit:
Preferred shares, no par value, 3,000,000 shares authorized; no shares outstanding
Common shares, no par value, 150,000,000 shares authorized; (September 30, 2011 – 95,478,383; December 31, 2010 – 94,228,383) shares issued and outstanding (Note 3)	57,312,382	56,339,823
Additional paid-in capital	6,778,267	3,784,582
Deficit accumulated during the exploration stage	(66,912,919)	(63,451,997)

Total Capital Deficit	(2,822,270)	(3,327,592)

Total Liabilities and Capital Deficit	$4,867,899	$7,655,343

Basis of presentation and ability to continue as a going concern (Note 1)
Commitments and contingencies (Note 4)

Approved by the Directors:

“H. L. Klingmann”	“C. Shynkaryk”
H. Lutz Klingmann, Director	Chester Shynkaryk, Director

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Statements of Loss and Comprehensive Loss
(Unaudited - US dollars)

					Cumulative
					Amounts From
					Date of Inception
	Three Months	Three Months	Nine Months	Nine Months	(November 21,
	Ended	Ended	Ended	Ended	1985) through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010	2011

General and administrative expenses (note 5)	$(1,112,049)	$(706,455)	$(2,787,818)	$(2,647,764)	$(25,806,354)

Asset impairment loss	(306,992)	-	(925,547)	-	(33,194,575)
Adjustment to asset retirement obligation on changes in cash flow estimates	-	-	-	-	223,583
Accretion expense	(4,355)	(3,996)	(13,065)	(11,986)	(84,427)
Change in fair value of derivative liability including change in foreign exchange	430,222	(2,429,443)	228,400	(3,008,904)	(8,442,306)
Gain on settlement of debt	-	-	-	-	136,627
Abandoned mineral property interests	-	-	-	-	(277,251)

	(993,174)	(3,139,894)	(3,498,030)	(5,668,654)	(67,444,703)
Interest expense	-	-	-	-	(913,098)
Interest income	11,520	14,767	37,108	15,750	1,668,728

Net loss and comprehensive loss for the period	$(981,654)	$(3,125,127)	$(3,460,922)	$(5,652,904)	$(66,689,073)

Loss per share, basic and diluted	$(0.01)	$(0.03)	$(0.04)	$(0.06)

Weighted average number of common shares outstanding	95,456,644	94,093,057	95,013,548	91,244,500

See Notes to Unaudited Interim Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Statement of Capital Deficit
(Unaudited - US dollars)

				Deficit
				Accumulated
	Common		Additional	During the
	Shares	Amount	Paid-in Capital	Exploration Stage	Total

Balance, December 31, 2009	88,378,383	$50,205,634	$3,130,549	$(53,468,071)	$(131,888)

Issuance of common shares upon exercise of options	850,000	272,156	-	-	272,156
Reclassification of derivative liability on the exercise of stock options	-	-	654,033	-	654,033
Issuance of common shares through private placement	5,000,000	5,907,798	-	-	5,907,798
Share issue costs	-	(45,765)	-	-	(45,765)
Net loss for the year	-	-	-	(9,983,926)	(9,983,926)

Balance, December 31, 2010	94,228,383	56,339,823	3,784,582	(63,451,997)	(3,327,592)

Issuance of common shares upon exercise of options (Note 3)	1,250,000	972,559	-	-	972,559
Reclassification of derivative liability on the exercise of stock options	-	-	2,993,685	-	2,993,685
Net loss for the period	-	-	-	(3,460,922)	(3,460,922)

Balance, September 30, 2011	95,478,383	$57,312,382	$6,778,267	$(66,912,919)	$(2,822,270)

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Statement of Cash Flows
(Unaudited - US dollars)

			Cumulative
			Amounts From
			Date of Inception
	Nine Months	Nine Months	(November 21,
	Ended	Ended	1985) Through
	September 30,	September 30,	September 30,
	2011	2010	2011

Operating activities:
Net loss for the period	$(3,460,922)	$(5,652,904)	$(66,689,073)
Adjustments to reconcile net loss to cash used in operating activities:
Asset impairment loss	925,547	-	33,194,575
Abandoned mineral property interests	-	-	277,251
Amortization and depreciation	7,407	4,455	477,327
Amortization of debt discount	-	-	375,000
Adjustment to asset retirement obligation based on changes in cash flow estimates	-	-	(223,583)
Accretion expense	13,065	11,986	84,427
Change in fair value of derivative liability including change in foreign exchange	(228,400)	3,008,904	8,442,306
Gain on disposition of property and equipment	-	-	(10,032)
Stock option compensation	-	46,275	1,416,448
Financing charges related to modification of warrants	-	-	889,117
Mineral property expenditures	-	-	(22,395,449)
Changes in assets and liabilities:
Receivables	18,763	(7,150)	(24,033)
Prepaid expenses and other current assets	13,561	(7,541)	(113,452)
Accounts payable and accrued liabilities	(146,637)	135,866	275,794
Royalty and mining rights payable	62,891	-	79,999

Cash used in operating activities	(2,794,725)	(2,460,109)	(43,943,378)

Investing activities:
Purchase of mineral properties	(925,547)	-	(8,862,339)
Deposits on mineral properties	-	-	(1,017,551)
Purchase of reclamation bonds	(9,527)	-	(296,180)
Purchase of property and equipment	-	-	(1,434,367)
Proceeds from sale of property and equipment	-	-	47,153

Cash used in investing activities	(935,074)	-	(11,563,284)

Financing activities:
Borrowing under long-term debt	-	-	3,918,187
Payment of long-term debt	-	-	(2,105,905)
Proceeds from convertible debt	-	-	440,000
Issuance of common shares for cash	-	7,634,316	28,871,618
Share issuance costs	-	(45,765)	(733,866)
Issuance of special warrants	-	-	18,091,667
Issuance of common shares upon exercise of stock options	972,559	246,600	1,534,305
Issuance of common shares upon exercise of warrants	-	-	9,700,881

Cash provided by financing activities	972,559	7,835,151	59,716,887

Net change in cash and cash equivalents	(2,757,240)	5,375,042	4,210,225

Cash and cash equivalents, beginning balance	6,967,465	2,433,202	-

Cash and cash equivalents, ending balance	$4,210,225	$7,808,244	$4,210,225

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Nine Months Ended September 30, 2011
(Unaudited - US dollars)

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

The Company has had no revenues from operations since inception and as at September 30, 2011 has a deficit of $66,912,919 accumulated during the exploration stage. Management plans to control current costs and does not anticipate requiring additional financing to fund Company activities over the next twelve months.

The Company released the results of a feasibility study in a news release on April 6, 2011. The Company has not as yet made a production decision. The Company is evaluating various financing options for the construction of the operating facility at Soledad and these may be combined:

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

These unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the information contained therein. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results expected for any subsequent quarter or for the year ending December 31, 2011.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Nine Months Ended September 30, 2011
(Unaudited - US dollars)

2.	Significant Accounting Policy

Recent Accounting Pronouncements

(i)

The Financial Accounting Standards Board (FASB) has issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards CodificationTM (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. The amendment is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted. The Company does not expect this amendment to have any impact to its consolidated financial statements.

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

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Nine Months Ended September 30, 2011
(Unaudited - US dollars)

3.	Share Capital

Common Shares

During the three-month period ended September 30, 2011, 50,000 stock options were exercised and the Company issued 50,000 common shares at C$0.26 per share for proceeds of $13,280 (C$13,000).

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

On June 1, 2010, the Company issued 5,000,000 units at C$1.60 per unit for gross proceeds of $7,634,316 (C$8,000,000) and incurred professional fees of $45,765 as share issuance costs. Each unit consisted of one common share, one-quarter of one Class A warrant and one-quarter of one Class B warrant. Each Class A warrant is exercisable to acquire one additional common share of the Company at a price of C$1.75. Each Class B warrant is exercisable to acquire one additional common share of the Company at a price of C$2.00. Both Class A and Class B warrants expire December 1, 2011. The aggregate fair value of the Class A and Class B purchase warrants was $1,726,518 which was recorded in derivative liability (note 6) and the Company allocated the remaining proceeds of $5,907,798 to common shares. The fair value of the warrants was determined using the Black-Scholes option pricing model.

In September 2010, 50,000 stock options were exercised and the Company issued 50,000 common shares at C$0.26 per share for proceeds of $12,487 (C$13,000).

In October 2010, 100,000 stock options were exercised and the Company issued 100,000 common shares at C$0.26 per share for proceeds of $25,556 (C$26,000).

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Nine Months Ended September 30, 2011
(Unaudited - US dollars)

3.	Share Capital (continued) Stock Options

As of September 30, 2011, the Company has the following outstanding and exercisable options:

		Weighted Average
	Number	Exercise Price
Options outstanding and exercisable, January 1, 2010	3,850,000	C$0.44
Granted	50,000	C$1.24
Exercised	(850,000)	C$0.33

Options outstanding and exercisable, December 31, 2010	3,050,000	C$0.48
Exercised	(1,250,000)	C$0.75

Options outstanding and exercisable, September 30, 2011	1,800,000	C$0.29

The following table summarizes information about stock options outstanding at September 30, 2011:

		Weighted-Average
	Weighted-Average	Remaining Contractual Life
Number	Exercise Price	(Years)	Expiry Date

1,750,000	C$0.26	2.33	January 28, 2014
50,000	C$1.24	3.55	April 18, 2015

1,800,000	C$0.29	2.37

As at September 30, 2011, the aggregate intrinsic value of the outstanding exercisable options was approximately $4,521,000 (September 30, 2010 - $4,797,000). The total intrinsic value of 1,250,000 options (December 31, 2010 – 850,000) exercised during the nine months ended September 30, 2011 was approximately $2,990,000 (September 30, 2010 - $435,000).

There is no unamortized compensation expense as at September 30, 2011 as all the outstanding options vested at the grant date.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Nine Months Ended September 30, 2011
(Unaudited - US dollars)

3.	Share Capital (continued) Warrants

The following is a summary of warrant status at September 30, 2011:

	Number	Weighted-	Weighted-	Expiry Date
		Average	Average
		Exercise Price	Remaining
		Per Share	Contractual Life
			(Years)

Outstanding and exercisable, January 1, 2010	-	-	-	-

Issued:
Class A	1,250,000	C$1.75	0.16	December 1, 2011
Class B	1,250,000	C$2.00	0.16	December 1, 2011

Outstanding and exercisable, December 31, 2010 and September 30, 2011	2,500,000	C$1.88	0.16

As at September 30, 2011 the aggregate intrinsic value of the outstanding exercisable warrants was approximately $2,492,000 (September 30, 2010 - $447,000).

4.	Commitments and Contingencies

The Company has acquired a number of mineral properties outright and has acquired exclusive rights to explore, develop and mine the Property under various agreements with landowners.

The Company is required to make advance minimum royalty payments related to its mineral properties. The total advance minimum royalty in year 2010 was $185,276 and the total advance minimum royalty owing for 2011 is expected to be approximately $282,000. As at September 30, 2011 $79,999 becomes due.

A mining lease agreement with a group of landowners expired in 2004. Negotiations with the group were completed and the agreements extended to 2041. Under the amended agreements, the Company paid advance minimum royalties of $7,500 per year for eight years for a total amount of $60,000 in August 2011 to bring the advance minimum royalties owing current to March 14, 2012.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Nine Months Ended September 30, 2011
(Unaudited - US dollars)

4.	Commitments and Contingencies (continued)

The Company has agreed to issue 100,000 common shares as a finder’s fee upon commencement of commercial production on the Property in connection with certain property acquisitions. As of September 30, 2011, commercial production has not commenced and no shares have been issued.

In 2004, the Company entered into an agreement with the President of the Company to issue 300,000 bonus shares upon completion of certain milestones. Upon receipt by the Company of a bankable feasibility study and the decision to place the Property into commercial production, a bonus of 150,000 common shares would be issued. Upon commencement of commercial production on the Property, a bonus of 150,000 common shares would be issued. In May 2010, the Company entered into an amendment to the agreement whereby the 300,000 bonus shares would alternatively be issuable upon a change of control transaction, or upon a sale of all or substantially all of the Company’s assets, having a value at or above C$1.00 per share of the Company, with a further 300,000 bonus shares being issuable in the event the change of control transaction or asset sale occurred at a value at or above C$1.50 per share. This agreement is for a term of three years and shall automatically renew for two years. As at September 30, 2011, none of the milestones had been reached and no accrual was made in connection with these arrangements.

5.	Related Party Transactions

Except as noted elsewhere in these interim consolidated financial statements, related party transactions are disclosed as follows:

For the three and nine months ended September 30, 2011, $32,378 and $105,519 (2010 - $32,500 and $102,600) was paid to Mr. H. L. Klingmann for services as President of the Company of which $nil is payable as at September 30, 2011; $6,886 and $20,657 (2010 - $4,300 and $13,000) was paid to Mr. Chester Shynkaryk for consulting services to the Company, of which $nil is payable as at September 30, 2011, and $7,651 and $12,751 (2010 - $Nil) was paid to Mr. Ross McDonald for consulting services of which $2,385 is payable as at September 30, 2011 (2010 - $Nil).

All of the above transactions and balances are in the normal course of operations and are measured at the exchange amount.

6.	Derivative Liability

As at January 1, 2009, the date on which the guidance of ASC 815-40-15 became effective for the Company, the Company’s stock options and warrants met the criteria of a derivative instrument liability because they were exercisable in a currency other than the functional currency of the Company and thus did not meet the “fixed- for-fixed” criteria of that guidance. As a result, the Company was required to separately account for the stock options and warrants as derivative instrument liabilities recorded at fair value and marked-to-market each period with the changes in the fair value each period charged or credited to net loss.

During the nine months ended September 30, 2011, a total of 1,250,000 stock options included in the derivative liability were exercised. Upon exercise of these options, the portion of the derivative liability that pertained to these options was re-measured and recorded at its fair value of $2,993,685. The Company measured the fair value of the derivative liability pertaining to the options exercised using the Black-Scholes pricing model with the following range of assumptions: expected volatility – 43.70% to 78.82% expected life – 0.01 to 2.47 years, risk-free discount rate – 1.04% to 1.88%, dividend yield – 0.00%.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Nine Months Ended September 30, 2011
(Unaudited - US dollars)

6.	Derivative Liability (continued)

During the nine months ended September 30, 2010, a total of 750,000 stock options included in the derivative liability were exercised. Upon exercise of these options, the portion of the derivative liability that pertained to these options was re-measured and recorded at its fair value of $438,822. The Company measured the fair value of the derivative liability pertaining to the options exercised using the Black-Scholes pricing model with the following range of assumptions: expected volatility – 33% - 78%, expected life – 0.01 – 0.06 years, risk-free discount rate – 1.17% - 1.29%, dividend yield – 0.00%.

As of September 30, 2011, the Company had re-measured the remaining outstanding options and determined the fair value of the derivative liability to be $4,574,428 (December 31, 2010 - $7,324,429) using the Black- Scholes option pricing model with the following assumptions:

	September 30, 2011	December 31, 2010

Risk-free interest rate	0.88% - 1.39%	1.52% - 2.41%
Expected life of derivative liability	2.33 – 3.55 years	0.30 to 4.30 years
Expected volatility	74.93% - 111.06%	69.88% - 118.22%
Dividend rate	0.00%	0.00%

As of September 30, 2011, the Company re-measured outstanding warrants and determined the fair value of the derivative liability to be $2,593,255 (December 31, 2010 - $3,065,339) using the Black-Scholes option pricing model using the following assumptions:

	September 30, 2011	December 31, 2010

Risk-free interest rate	0.88%	1.67%
Expected life of derivative liability	0.17 years	0.92 years
Expected volatility	83.97%	73.32%
Dividend rate	0.00%	0.00%

As of September 30, 2011, the changes of derivative liability for options and warrants are as follows:

	September 30, 2011	December 31, 2010

Balance, beginning of the period	$10,389,768	$2,695,602
Fair value of options granted	-	46,275
Fair value of warrants issued	-	1,726,518
Fair value of options exercised	(2,993,685)	(654,033)
Change in fair value of options and warrants including foreign exchange	(228,400)	6,575,406

Balance, end of the period	$7,167,683	$10,389,768

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Nine Months Ended September 30, 2011
(Unaudited - US dollars)

7.	Supplemental Cash Flow Information

			Cumulative From
			Date of Inception
			(November 21,
	Period ended	Period ended	1985) through
	September 30,	September 30,	September 30, 2011
	2011	2010

Cash paid during period for:
Interest	$-	$-	$1,192,911
Income taxes	$-	$-	$-

Non-cash financing and investing activities:
Reclassification of derivative liability upon exercise of stock options	$2,993,685	$438,822	$3,804,552
Stock option compensation	$-	$46,275	$1,416,448
Financing charges related to modification of warrants term	$-	$-	$889,117
Exchange of notes for common shares	$-	$-	$1,727,282
Exchange of note for future royalty payments	$-	$-	$150,000
Common shares issued for mineral property	$-	$-	$304,811
Mineral property acquired through the issuance of long-term debt	$-	$-	$1,084,833
Common shares issued upon conversion of convertible debt	$-	$-	$414,917
Asset retirement obligations	$13,065	$11,986	$206,610

Item 2. Management’s Discussion and Analysis and Plan of Operations (Amended)

The following discussion of the operating results and financial condition of Golden Queen Mining Co. Ltd. (the “Company”) is as at November 18, 2011 and should be read in conjunction with the unaudited, interim, consolidated financial statements of the Company for the quarter ended September 30, 2011 and the notes thereto.

The information in this Management Discussion and Analysis and Plan of Operations is prepared in accordance with U.S. generally accepted accounting principles and all amounts herein are in U.S. dollars unless otherwise noted.

The Soledad Mountain Project

Overview

The Company plans to develop a gold-silver, open pit, heap leach operation on its Soledad Mountain property (the “Project”), located just outside the town of Mojave in Kern County in southern California. The Project will use conventional open pit mining methods and the cyanide heap leach and Merrill-Crowe processes to recover gold and silver from crushed, agglomerated ore. The planned, average ore and waste mining rates are 4.9 million tons and 9.1 million tons per year with a waste to ore mining ratio of 1.85:1 for a combined mining rate of ore and waste of 14 million tons per year. Gold and silver production is projected to average 75,000 oz and 950,000 oz respectively per year although this is expected to fluctuate considerably from year to year depending upon the ore head grades. Gold and silver production is projected to be 936,300 oz of gold and 10,426,700 oz of silver over a period of approximately 13 years.

The Company presented the results of the updated feasibility study and economic analysis for its Project in a news release on April 6, 2011. The updated feasibility study and economic analysis was prepared by Norwest Corporation, Vancouver with input from independent consulting engineers and management.

Infill Drill Program

The Company announced that it had initiated an infill drill program in a news release on October 21, 2010. The drilling was done in April and completed in early May 2011.

An independent consulting engineering firm based in Sparks, Nevada has integrated the results from the infill drill program with a lower cutoff grade (the cutoff grade to date had been based upon gold and silver prices, operating cost estimates and gold and silver recoveries from the late 1990s). The consulting engineers have completed a very detailed analysis of the geological model and the block model and have brought current the mineral resource estimates for the Project. The study will be completed as a NI 43-101 compliant Technical Report and the Company expects the report later in November 2011.

The mineral reserve estimates are being brought current by Norwest Corporation.

Permitting Update

A detailed review of approvals and permits required for the Project is provided in the Company’s latest Form 10-K filing with the U.S. Securities and Exchange Commission (the “SEC”), dated March 31, 2011. The following is therefore only a brief update.

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

The State of California introduced backfilling requirements for open pit metal mines in December 2002. Norwest Corporation prepared a life-of-mine waste rock management plan and this plan incorporates sequential backfilling of mined-out phases of the open pit with limited double-handling of waste rock at the end of the mine life. This plan has been incorporated in the Planning Commission’s approvals for the Project.

The Bureau of Land Management confirmed that its Record of Decision approving the Plan of Operations under NEPA in November 1997 remains valid.

There are 114 conditions of approval and mitigation measures in the Conditional Use Permits that were approved for the Project. The Company is currently addressing the conditions precedent to the start of construction that were included in the Conditional Use Permits.

Water Quality – Waste Discharge Requirements

The Lahontan Regional Water Quality Control Board unanimously approved Waste Discharge Requirements and a Monitoring and Reporting Program for the Project at a public hearing held in South Lake Tahoe on July 14, 2010. The board order was subsequently signed by the Executive Officer of the Regional Board and is now in effect.

Air Quality – Authority to Construct and Permit to Operate

The Air Quality and Health Risk Assessment for the Project was completed and submitted to the Kern County Planning Department and the Eastern Kern Air Pollution Control District (“EKAPCD”) on July 21, 2009. This study was approved by Kern County Planning Commission on April 8, 2010, as part of the certification of the Supplemental Environmental Impact Report.

Ten applications for Authority to Construct permits were submitted to the EKAPCD in February 2011. The EKAPCD has confirmed that the information required to support the applications was complete. The draft Authority to Construct permits were received in September 2011. The Company’s consulting engineers have completed their review of the draft Authority to Construct permits and these will be returned to EKAPCD after review by the Company’s legal counsel. It is now expected that the Authority to Construct permits will be issued before the year-end. The Authority to Construct permits will be converted to a Permit to Operate after construction has been completed and subject to inspection by EKAPCD.

Results of Operations

The following are the results of operations for the three months and nine months ended September 30, 2011, and the corresponding periods ended September 30, 2010.

The Company had no revenue from operations.

The Company incurred general and administrative expenses of $1,112,049 and $2,787,818 (2010 - $706,455 and $2,647,764) during the three months and nine months ended September 30, 2011, and the corresponding periods ended September 30, 2010. Costs were higher by $458,526 for the three months ended September 30, 2011 when compared with the same period in 2010. The following significant costs were incurred during the quarter ended September 30, 2011 with a comparison to costs incurred during the same quarter in 2010:

  $209,702 (2010 - $0) for the detailed analysis of data that is required to construct the geological model and block model for the Project by an independent consulting engineering firm.

  $244,379 (2010 - $411,869) for ongoing detailed engineering, mine design and drafting support. Costs were higher by $167,490 in 2010 as detailed engineering was done for the facilities required for the Project. The detailed engineering allowed contractors to provide solid cost estimates for the construction of the facilities and this information was required for the updated feasibility study that was being prepared in 2010.

  $56,231 (2010 - $18,201) for ongoing sampling and analysis of groundwater from monitoring and production wells to meet the requirements set in the Waste Discharge Requirements by the Lahontan Regional Water Quality Control Board. Alternative methods of sampling groundwater were also evaluated in the third quarter.

  $20,486 (2010 - $74,939) for the review of draft Authority to Construct permits that were received in September and ongoing monitoring, maintenance and data recovery from the meteorological station on site. Costs were higher by $54,453 in 2010 as ongoing engineering support was required for detailed design of the emissions control facilities for the Project. This information was required for the updated feasibility study that was being prepared in 2010.

  $29,671 (2010 - $108,278) for legal fees incurred in support of ongoing efforts to conclude the approvals process for the Project, in negotiations with landholders to extend mining lease agreements and for general corporate legal fees.

  $306,992 (2010 - $52,929) for the purchase of six parcels of fee land. Land purchases are ongoing as suitable land is identified and purchase agreements concluded.

  $38,180 (2010 – 4,906) for accounting and audit fees. Accounting and audit fees are generally higher in 2011 as more stringent review requirements have been introduced by the authorities.

Interest income of $11,520 (2010 - $14,767) was lower by $3,247 as there was less cash on deposit during the third quarter of 2011. Interest rates remained low during the quarter and are projected to remain low for the coming year at least. There was no interest expense during the quarter.

The Company incurred a net loss of $981,654 (or $0.01 per share) during the quarter as compared to a net loss of $3,125,127 (or $0.03 per share) during the same quarter of 2010.

Summary of Quarterly Results

Results for the eight most recent quarters are set out in the table below.

Results for the quarter ended on:	Sept. 30, 2011	June 30, 2011	March 31, 2011	Dec. 31, 2010
Item	$	$	$	$
Revenue Net loss for the quarter Net loss per share	Nil -981,654 -0.01	Nil -1,758,400 -0.02	Nil -720,868 -0.01	Nil -4,126,127 -0.04

Results for the quarter ended on:	Sept. 30, 2010	June 30, 2010	March 31, 2010	Dec. 31, 2009
Item	$	$	$	$
Revenue Net loss for the quarter Net loss per share	Nil -3,125,127 -0.03	Nil -2,406,367 -0.03	Nil -326,305 0	Nil -1,239,360 -0.02

The results of operations can vary from quarter to quarter depending upon the nature, timing and cost of activities undertaken during the quarter and whether or not the Company incurs gains or losses on foreign exchange, grants stock options or makes adjustments on quarterly or annual financial statements. A significant factor in the loss for the quarter is now the change in fair value of derivative liabilities and this amounted to $430,222.

Reclamation Financial Assurance and Asset Retirement Obligation

The Company provided reclamation financial assurance in the form of an Irrevocable Payment Bond Certificate with Union Bank N.A. in the amount of $286,653 on October 21, 2009 for 2010. The reclamation financial assurance is reassessed annually and the estimate for reclamation of historical disturbances on the property was $283,809 for 2011 and is $296,180 for 2012. The reclamation financial assurance is funded by cash on deposit with Union Bank N.A.

The asset retirement obligation accrual is estimated at $206,610 and this is shown as a liability on the unaudited Interim Consolidated Balance Sheet. The actual obligation could differ materially from these estimates.

Advance Minimum Royalties

A mining lease agreement with a group of landowners expired in 2004. Negotiations with the group were completed in July and the agreements were extended to 2041. Under the amended agreements, the Company paid advance minimum royalties of $7,500 per year for eight years for a total amount of $60,000 in August 2011 to bring the advance minimum royalties owing current to March 14, 2012.

In addition to the above, advance minimum royalties of $23,210.20 were paid to landholders in the third quarter of 2011.

A number of lease agreements expired in 2010 and in January 2011. Of these expired lease agreements, one set of lease agreements that together comprises a 50% interest in a claim group, is considered material by the Company. The Company is in the process of negotiating renewed leases with the landholders, maintains a good relationship with the landholders involved and anticipates that it will be able to reach agreements for new leases in 2011.

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

Transactions with Related Parties

For the three months and nine months ended September 30, 2011, $32,378 and $105,519 (2010 – $32,500 and $102,600) was paid to Mr. H.L. Klingmann for services as president of the Company of which $nil was payable as at September 30, 2011, $6,886 and $20,657 (2010 - $4,300 and $13,000) was paid to Mr. C. Shynkaryk for consulting services to the Company, of which $nil was payable as at September 30, 2011, and $7,651 and $12,751, (2010 - $Nil) was paid to Mr. G.R. McDonald for consulting services to the Company of which $2,385 was payable as at September 30, 2011 (2010 - $Nil).

The Company amended a consulting services agreement originally entered into in 2004 with Mr. H.L. Klingmann, the President of the Company, in May of 2010. Under the original agreement, upon receipt by the Company of a feasibility study and a production decision made by the Company, a bonus of 150,000 common shares would be issued and upon commencement of commercial production on the Property, a bonus of 150,000 common shares would be issued. Pursuant to the amended agreement, an alternative 300,000 bonus shares would be issuable upon a change of control transaction or upon a sale of all or substantially all of the Company’s assets, having a value at or above C$1.00 per share of the Company, with a further 300,000 bonus shares being issuable in the event the change of control transaction or asset sale occurred at a value at or above C$1.50 per share. As at September 31, 2011, the milestones had not been reached and no accrual was made in connection with these arrangements.

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

Private Placement

The Company completed a non-brokered private placement with AuRico Gold Inc. (“AuRico”) (formerly Gammon Gold Inc.) on June 1, 2010, whereby AuRico purchased 5,000,000 units of the Company at a price of C$1.60 per unit for total proceeds of $7,634,316 (C$8,000,000). Each unit consists of one common share, one quarter of one Class A Warrant, and one quarter of one Class B Warrant. Each Class A Warrant entitles AuRico to purchase a common share at a price of C$1.75 for a period of 18 months from the closing date. Each Class B Warrant entitles AuRico to purchase one common share at a price of C$2.00 for a period of 18 months from the closing date. The aggregate fair value of the Class A and B purchase warrants was $1,726,518 and the amount was recorded as a derivative liability and the Company allocated the remaining proceeds of $5,907,798 to the common shares. The warrants expire on December 1, 2011.

Subject to certain conditions, AuRico was granted the right to participate in future financings to maintain its equity position in the Company.

Liquidity and Capital Resources

The Company held $4,210,225 in cash and cash equivalents on September 30, 2011.

Cash used in Operating Activities:

Cash was used mainly for the ongoing development of the Project with major expenditures in four areas:

  Consulting engineering fees remained high due to the significant amount of detailed engineering completed for Project facilities;

  Costs were incurred for ongoing sampling and analysis of groundwater from monitoring and production wells to meet the requirements set in the Waste Discharge Requirements by the Lahontan Regional Water Quality Control Board and alternative methods of sampling groundwater were also evaluated in the third quarter;

  Legal fees were incurred in support of ongoing efforts to conclude the approvals process for the Project, in negotiations with landholders to extend mining lease agreements and for corporate legal fees and

  Consulting fees were incurred to do a very detailed analysis of the geological and block models and to prepare a NI 43-101 compliant Technical Report.

Cash from Financing Activities:

Cash was received from financing activities during the three months ended September 30, 2011 as follows:

  A consultant exercised 50,000 stock options and the Company issued 50,000 shares at C$0.26 per share for proceeds of $13,280 (C$13,000) during the quarter.

Cash used in Investing Activities:

The Company purchased six properties (fee land) for approximately $306,992 during the quarter. Further increases in our land position are being considered to provide room for a possible future expansion of heap leach pads and future expansion of the area required for the construction of facilities for the aggregate production component of the Project.

Working Capital:

As at September 30, 2011, the Company held $4,210,225 in cash and cash equivalents and had current liabilities of $315,876. An amount of $594,832 was remitted to Canada Revenue Agency in the third quarter of 2011 and this reduced the current liabilities to the more normal level. The amount of $594,832 remitted to Canada Revenue Agency was an amount collected by the Company and an estimate of the amount owing for taxes by four directors that exercised stock options during the first six months of 2011.

Management does not expect that additional cash will be required beyond cash currently on hand for ongoing work on approvals and permits for the Project, for paying advance minimum royalties, for detailed engineering of facilities for the Project, for ongoing work on site, for additional property purchases and for general corporate purposes to the end of 2012. Refer also to Outlook below.

Outstanding Share Data

The number of shares issued and outstanding and the fully diluted share position are set out in the table below.

Golden Queen Mining Co. Ltd.

	No. of
Item	Shares
Shares issued and outstanding on June 30, 2011	95,428,383
Shares issued pursuant to the exercise of stock options	50,000
Shares issued and outstanding on Sept. 30, 2011	95,478,383	Exercise Price	Expiry Date
AuRico Gold Inc. warrants	2,500,000	C1.75 & C2.00	1/12/2011
Director and consultants stock options	1,800,000	C$0.26 & C1.24	28/01/14 & 19/04/15
Shares to be issued as a finders fee	100,000	Not Applicable	Not Applicable
Bonus shares to H.L. Klingmann	600,000	Not Applicable	Not Applicable
Fully diluted on September 30, 2011	100,478,383

The company's authorized share capital is 150,000,000 common shares with no par value.

Outlook

If the remaining approvals and permits are secured for the Project and a production decision is made, the Company will need significant additional financing to develop the Project into an operating mine. The Company believes that financing for the Project can be secured if gold and silver prices remain at or near $1,457.00/oz and $39.63/oz respectively, the London a.m. fix for precious metals on April 6, 2011 and the prices used for the updated cash flow analyses referred to under Overview above. Gold and silver prices averaged $1,224.53/oz and $20.19/oz in 2010, averaged $1,563.93 and $36.61 for nine months to the end of September 2011 and the London pm fix for precious metals was $1,773.00/oz and $33.77 respectively on November 11, 2011.

The Company is evaluating various financing options for the Project and these may be combined:

a.	An equity financing;
b.	A combination of equity and debt and
c.	A merger with an established mining company.

It is not expected that the Company will hedge any of its gold or silver production.

The ability of the Company to develop a mine on the Property is subject to numerous risks, certain of which are disclosed in the Company’s latest Form 10-K filing with the SEC, dated March 31, 2011. Readers should evaluate the Company’s prospects in light of these and other risk factors.

Subsequent Event

There are no subsequent events.

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

Capitalized amounts (including capitalized development costs) are also written down if future cash flows, including potential sales proceeds, related to the mineral property are estimated to be less than the property’s total carrying value. Management reviews the carrying value of each mineral property periodically, and, whenever events or changes in circumstances indicate that the carrying value may not be recoverable, makes the necessary adjustments. Reductions in the carrying value of a property would be recorded to the extent that the total carrying value of the mineral property exceeds its estimated fair value. There was a $306,992 write-off in property interests recorded for the three months period ended September 30, 2011 (2010 - $Nil).

Asset Retirement Obligations

In accordance with the Accounting for Asset Retirement Obligations, the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company has recorded an asset retirement obligation to reflect its legal obligations related to future abandonment of its mineral property using estimated expected cash flow associated with the obligation and discounting the amount using a credit-adjusted, risk-free interest rate. At least annually, the Company reassesses the obligation to determine whether or not a change in any estimated obligation is necessary. The asset retirement obligation recorded as a liability on the Interim Consolidated Balance Sheet is $206,610 as at September 30, 2011 (December 31, 2010 - $193,545).

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

Recently Issued Accounting Standards

A summary of Recently Issued Accounting Standards is provided in Item 7 of the Company’s latest Form 10-K filing with the SEC, dated March 31, 2011 and in Item 2 of the Notes to unaudited Interim Consolidated Financial Statements for the nine months ended September 30, 2011.

Qualified Person and Caution With Respect to Forward-looking Statements

Mr. H.L. Klingmann, P.Eng., the President of the Company, is a qualified person for the purposes of National Instrument 43-101 and has reviewed and approved the technical information in this report.

This Form 10-Q contains certain forward-looking statements, which relate to the intent, belief and current expectations of the Company’s management. These forward-looking statements are based upon numerous assumptions that involve risks and uncertainties and other factors that may cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include among other things the receipt of required approvals and permits, the costs of and availability of sufficient capital to fund the projects to be undertaken by the Company and commodity prices. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date the statements were made.

Caution to U.S. Investors

Management advises U.S. investors that while the terms “measured resources”, “indicated resources” and “inferred resources” are recognized and required by Canadian regulations, the SEC does not recognize these terms. U.S. investors are cautioned not to assume that any part or all of the material in the mineral resource categories will be converted into mineral reserves. References to such terms are contained in the Company’s Form 10-K and other publicly available filings. We further advise U.S. investors that the mineral reserve estimates disclosed in this report have been prepared in accordance with Canadian regulations and may not qualify as “reserves” under the SEC Industry Guide 7. Accordingly, information concerning mineral resources and reserves set forth herein may not be comparable with information presented by companies using only U.S. standards in their public disclosure.

Additional Information

Further information on Golden Queen Mining Co. Ltd. is available on the SEDAR web site at www.sedar.com and on the Company’s web site at www.goldenqueen.com.

Item 4. Controls and Procedures

Disclosure of Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of disclosure controls and procedures and remediation

Management, including the principal executive officer and the principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, management concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective. This includes those controls and procedures necessary to ensure that information required to be disclosed in reports filed or submitted with the SEC (i) is recorded, processed, and reported within the time periods specified by the SEC, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures for financial reporting were not effective for the interim period ended September 30, 2011, was a result of our recognition that certain detailed reviews of our financial disclosure were not performed in a timely manner, that there is inadequate internal technical expertise required to address certain accounting and tax issues, there were non-material inconsistencies on classification and presentation of some financial information, and that there existed an inherent limitation due to the lack of segregation of duties of management.

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

PART II – OTHER INFORMATION

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the U. S. Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the U. S. Securities Exchange Act of 1934.

32.1	Section 1350 Certification of the Principal Executive Officer.

32.2	Section 1350 Certification of the Principal Financial Officer.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 18, 2011

GOLDEN QUEEN MINING CO. LTD.
(Registrant)

By:	/s/ H. Lutz Klingmann
H. Lutz Klingmann
Principal Executive Officer

By:	/s/ G. Ross McDonald
G. Ross McDonald
Principal Financial Officer