Form 10-K
period 2011-12-31
GOLDEN QUEEN MINING CO LTD
filed 2012-03-30
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $156,775,909 as at June 30, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 97,978,383 common shares as at March 29, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K, which Proxy Statement is to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2011. If the definitive Proxy Statement cannot be filed on or before the 120 day period, the issuer may instead file an amendment to this Form 10-K disclosing the information with respect to Items 10 through 14.

Form 10-K

Table of Contents

Part	Item No.

I	1	Business
	1A	Risk Factors
	1B	Unresolved Staff Comments
	2	Properties
	3	Legal Proceedings
	4	Mine Safety Disclosures
II	5	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
	6	Selected Financial Data
	7	Management’s Discussion and Analysis of Financial Condition and Results of Operation
	7A	Quantitative and Qualitative Disclosures About Market Risk
	8	Financial Statements and Supplementary Data
	9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
	9A	Controls and Procedures
	9B	Other Information
III	10	Directors, Executive Officers and Corporate Governance
	11	Executive Compensation
	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
	13	Certain Relationships and Related Transactions and Director Independence
	14	Principal Accountant Fees and Services
IV	15	Exhibits, Financial Statement Schedules
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

EXCEPT AS REQUIRED BY LAW, WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2012.

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

Ag – The chemical symbol for silver.

Au – The chemical symbol for gold.

Exploration Stage Company – A company engaged in the search for or exploration of mineral deposits, which is not in either the development or production stage.

Development Stage Company – A company engaged in the preparation of a mineral deposit with reserves for production and which is not in the production stage.

Production Stage Company – A company engaged in the exploitation of a mineral deposit with reserves.

Fault or faulting - A fracture in the earth’s crust caused by tectonic forces with displacement along the fracture.

Grade - A term used to assign value to resources and reserves, such as gram per tonne (g/t) or troy ounces per ton (oz/ton). Grades are reported both in Imperial and Metric units in this Form 10-K.

Heap leaching – A process which allows dilute cyanide solutions to percolate through run-of-mine or crushed ore heaped on an impervious pad to dissolve gold and/or silver.

Kriging - A geostatistical method used to assign grades to mineral resource and mineral reserve model blocks.

Mineral deposit - A mineral deposit is a mineralized body, which has been intersected by a sufficient number of drill holes or by underground workings to give an estimate of grade(s) of metal(s) and thus to warrant further exploration or development. A mineral deposit does not qualify as a commercially viable mineral deposit with reserves under standards set by the U.S. Securities and Exchange Commission until a final, comprehensive, economic, technical and legal feasibility study has been completed.

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

Stripping ratio - The quantity of waste rock in tonnes or tons removed to allow the mining of one tonne or ton of ore in an open pit.

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

The Company had previously reported that it expected to begin producing gold and silver from the Project during the second half of 1998, based on the M3 preliminary feasibility study and once approvals and permits had been secured. Because of relatively low gold and silver prices in the late 1990s and in early 2000 however, the Company was not able to obtain financing for the Project and the Project was therefore put on hold in late 2000. Employees were laid off and costs were reduced to the minimum required to maintain rights to the Property. The major landholders agreed to a 3-year moratorium on advance minimum royalty and other property payments or until the prices of gold and silver improved. The Company recorded an asset impairment loss of $28,547,592 for the year ended December 31, 2000 and this asset impairment loss reduced the carrying value its Property and other assets to their estimated, net realizable value.

The Project remained on hold in 2011 pending the receipt of outstanding approvals and permits for the Project.

In order to update the prospects for the economic exploitation of the Soledad Mountain mineral deposit, the Company initiated a detailed review of the Project in mid-2002 to identify new approaches that would reduce both the capital cost to the start of production and future operating costs. The review was supported and complimented by a substantial amount of work done by independent engineers and contractors. The review was documented and compiled into an in-house report to assist management in determining the prospects for development of the Project at gold and silver prices prevailing in late-2006. The review indicated reasonable prospects for the development of the Project and this was the basis for work on the Project that has continued to date.

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

The Company engaged Norwest Corporation (“Norwest”), Vancouver in 2007 to prepare a further NI 43-101 compliant technical report (the “Technical Report (Norwest)”) to assess mineral reserves for the Project as part of an independent feasibility study based upon the technical work that had been completed to the end of 2006. The results of the Norwest study were disclosed in a press release on December 14, 2007 (see “Mineral Reserves” heading below), which is available on SEDAR and on the Company’s website at www.goldenqueen.com.

An updated feasibility study and economic analysis was prepared by Norwest with input from independent consulting engineers and management and the results were disclosed in a news release on April 6, 2011.

The Project will produce two different types of materials with overlapping time frames. Open pit mining and heap leaching as presently planned is approximately one year of construction, twelve years of mining, thirteen years of leaching for the production of gold and silver (which overlaps with the twelve years of mining), and a further two years of rinsing and drain-down. The production and sale of aggregate is expected to commence fairly early in the mine life and continue for up to thirty years or until the stockpile of quality waste rock has been exhausted. The Company also plans to process and sell leached and rinsed residues from the heap leach operation for a range of uses to local and regional markets. Reclamation will proceed concurrently where feasible, but is nonetheless expected to require two years following cessation of all mining, and a further three years of post-closure monitoring. Monitoring will continue until the reclamation success criteria are met.

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

The U.S. dollar (“U.S.$) is used in this Form 10-K and quantities are reported in Metric units with Imperial units in brackets.

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

- Indicated – first drill hole or crosscut within 43m (140ft) and a second drill hole or crosscut within 61m (200ft).

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

Soledad Mountain Project - Measured & Indicated Mineral Resource Estimates

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

Soledad Mountain Project - Inferred Mineral Resource Estimates

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

Infill Drill Program

The Company announced that it had initiated an infill drill program in a news release on October 21, 2010. The drill was mobilized in April 2011 and drilling was completed in May 2011. A total of 20 drill holes (6,288 feet/1,917 m) was completed in the program.

The drill program was designed to test targets within the areas of the planned North-West and East open pits. Nine holes were drilled in the area of the North-West open pit with a total length of 2,020 feet/616 m. The North-West open pit is the planned location of the first phase of mining. A total of 11 holes were drilled in the area of the East open pit with a total length of 4,268 feet/1,301 m. Key program objectives were to support potential reclassification of inferred material to higher confidence mineral resource categories, and eventually to mineral reserves, to continue to test continuity of mineralization, and provide data for road alignment and road construction purposes.

AMEC E&C Services, Inc., Sparks, Nevada, is currently integrating the results from the infill drill program into updated mineral resource estimates.

The Company has prepared a further drill program with 40 drill holes and approximately 7,200m (23,500ft) of drilling, designed to test a portion of the material classified as inferred within pit shells constructed in 2011. SRK concurred in the Technical Report (SRK) that strategically targeted drilling could upgrade a significant portion of the inferred to the measured or indicated categories. The Company intends to do extensive infill drilling and further exploration only once the mine is in production.

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

Norwest completed substantial additional mine design between 2008 and 2010. An updated feasibility study and economic analysis was prepared by Norwest with input from independent consulting engineers and management and the results were disclosed in a news release on April 6, 2011. The mineral reserve estimates determined by Norwest are set out in the table below.

Soledad Mountain Project - Mineral Reserve Estimates
			Diluted Grades				Contained Metal
			Gold		Silver		Gold	Silver
Classification	tonnes	ton	g/t	oz/ton	g/t	oz/ton	oz	oz
Proven*	28,301,000	31,196,000	0.823	0.024	13.72	0.40	748,700	12,478,400
Probable*	20,091,000	22,146,000	0.545	0.016	11.45	0.33	352,900	7,381,900
Total & Average	48,392,000	53,342,000	0.708	0.021	12.77	0.37	1,101,600	19,860,300

*Indicated recoveries for gold and silver based upon extensive test work are 85.0% and 52.5% as discussed in detail in section Mineralogy, Process Development & Flow Sheet below.

Norwest allowed for 15% dilution at zero grade in calculating the mineral reserves estimates.

Cautionary note to U.S. investors concerning proven or probable reserve estimates: This section uses the terms “proven reserves” and “probable reserves”. We advise U.S. investors that these terms are defined strictly in accordance with applicable Canadian regulations. We further advise U.S. investors that the mineral reserve estimates are not compliant with the Securities and Exchange Commission Industry Guide 7 as a final bankable feasibility study has not been completed.

These mineral reserve estimates are included in the Measured & Indicated Mineral Resource Estimates set out in the table in the section Exploration & Mineral Resources above.

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

Independent Feasibility Study

An updated feasibility study and economic analysis was prepared by Norwest with input from independent consulting engineers and management and the results were disclosed in a news release on April 6, 2011.

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

If gold and silver prices are reduced by 10% from these levels, the indicated IRR is 74.1%, the NPV is $579million with a discount rate of 8% and the undiscounted, cumulative net cash flow is $996million. The all-inclusive, average cash cost per ounce of gold produced, net of silver credits, increases from $133/oz to $157/oz at these lower gold and silver prices.

When trailing 36-month average gold and silver prices of $1061.25/oz and $17.78/oz respectively to the end of March 2011 are used to model the cash flows, the indicated IRR is 51.6% before taxes, the NPV is $343million with a discount rate of 8% and the undiscounted, cumulative net cash flow is $617million. The all-inclusive, average cash cost per ounce of gold produced, net of silver credits, increases further to $313/oz. The trailing 36-month average precious metals prices are accepted by the U.S. Securities And Exchange Commission when reporting mineral reserves estimates.

Technical information is provided in the following sections.

Mine Design

Norwest did detailed mine designs between 2008 and 2010. These detailed mine designs were adapted from the original 2007 designs to reduce waste to ore mining ratios, enhance opportunities for backfill placement and develop pit phasing and access which would lower the costs associated with backfilling. One of the key considerations was also to develop sufficient ore to fill the heap leach pads.

Mineral reserves estimates are discussed in section Mineral Reserves above.

The average waste to ore mining ratio has been reduced from 2.12:1.0 in 2008 to 1.85:1.0.

An independent consulting engineer did open pit slope stability analyses in 1995 and these included analyses with the ultimate slopes subjected to a maximum, credible earthquake acceleration of 0.297g. The consulting engineer recommended an ultimate slope angle of 55o with an indication that this angle could be safely increased to 63.4 o. The Company drilled five diamond drill holes in 1997 specifically to obtain rock strength parameters for further slope stability analyses. An independent consulting engineer did further slope stability analyses and confirmed the ultimate slope angle of 55o. Norwest use an inter-ramp slope angle of 55o for the mine design done in 2011.

Disposal of waste rock will be largely in mined-out phases of the open pit and a single, external waste rock pad will be constructed to provide a pad for the aggregate operation. Independent consulting engineers did waste rock stability analyses in 1996 and again in 1998 and these were confirmed by Norwest in 2007. A further stability analysis was done in 2010. These analyses concluded that backfilled waste rock and the waste rock pad would be stable under both static and seismic loading conditions, both during operations and after closure and reclamation. Some sloughing of the faces of backfilled waste rock or the waste rock pad could occur during significant seismic events in the area.

Waste rock will be disposed of at an angle of repose of 37o (1.3:1.0) and a specific volume of 18.1ft 3/ton that represents a 30% net swell after allowing for partial compaction. Waste rock will be re-sloped to 27o (2.0:1.0) as part of closure and reclamation. The toes of the re-sloped fills will also typically remain within the open pit perimeter or within the Approved Project Boundary. There is no groundwater in the areas where waste rock will be disposed of and this will therefore not have an impact on the stability of the waste rock pad.

Open Pit Operation

Standard, open pit mining methods will be used to mine ore and waste rock. Mining operations will include drilling, blasting, loading and hauling and it is expected that the Company will do the mining. All open pit mining will occur in dry conditions above the water table.

Planned mining rates are 13,000 tons of ore and 27,000 tons of waste rock per day or 4.55million tons of ore and 9.45million tons of waste rock per year for a combined total of 14.0million tons per year and these have been reduced from the earlier planned mining rates. Mine life has increased from 7 years to 12 years. The total quantity of ore to be mined, crushed and screened and stacked on the heap leach pads is estimated to be 48.5 million tonnes (53.3 million tons). Total waste rock to be mined is estimated as 89.7 million tonnes (98.7 million tons) of which 17.3 million tonnes (19.0 million tons) is expected to be processed and 13.6 million tonnes (15.0 million tons) sold as aggregate.

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

The open pit design done by Norwest assumed a loaded downhill ore haul to the primary crusher for the life of the mine. The intent is to replace trucks with a downhill pipe conveyor to convey ore for a number of the mining phases with a reduction in the number of trucks required. Ore will be crushed by an in-pit, portable, primary crusher and fed to the pipe conveyor and conveyed to the coarse ore stockpile. The length of the pipe conveyor will be approximately 1,500ft. Various alternative mine designs are being explored in an effort to make the best possible use of the pipe conveyor and detailed engineering for this application remains to be completed.

Pipe conveyor technology is well-proven in practice with upwards of 200 installations in Europe and a number of installations in North America. Regenerative braking is typically used in all loaded downhill applications and the power generated would provide a small portion of the power required elsewhere in the Project.

Norwest prepared capital and operating cost estimates for the open pit operation for the updated feasibility study in 2011.

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

A technical paper entitled “Flow Sheet Development And Benefits Of The HPGR” was presented at the RANDOL conference held in Perth, Australia in late August 2005.

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

An independent consulting engineering firm did the design of the crushing-screening plant including the HPGR in 2006. This design was revised in 2008 and further updated in 2011. The crushing-screening plant has been designed to process 650t/h (715ton/h to a possible throughput of 4,650,000 tonnes (5,119,000 tons) of ore per year. The engineering firm also prepared capital and operating cost estimates for the crushing-screening plant for the updated feasibility study in 2011.

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

An independent consulting engineering firm did detailed designs and prepared capital and operating costs estimates for the Merrill-Crowe plant and this includes the refinery for the updated feasibility study in 2010.

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
  Dry specific weight of agglomerated ore ranges from 1.36t/m3 (85lb/ft3 ) to 1.86t/m3 (116lb/ft3 );
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

Detailed site investigations were done in the area where the Phase 1 heap leach pad will be constructed in 2004 and again in 2006. The design of the Phase 1 pad has been completed for construction. An experienced contractor based in Bakersfield prepared a construction cost estimate for the Phase 1, Stage 1 portion of the pad for the updated feasibility study in 2011.

The design of the heap leach pad meets all applicable regulatory requirements. Note that the heap must be reclaimed to approximately 25ft above original contours to meet State reclamation requirements.

An equipment manufacturer did the heap leach stacking study for the conveying and stacking system and prepared capital and operating cost estimates for the updated feasibility study in 2011.

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

A detailed study of the site hydrogeology was completed in 2006 to confirm that groundwater would be a dependable source of water for the Project. As many as 35 wells have been drilled in the greater Project area in the past. Records for some of these wells plus step rate test data from production well PW-1 drilled by the Company indicate that, initially, two production wells can provide the maximum estimated water requirement of 147.6m 3/h (650gal/min). Production well PW-1 is located approximately 1km (3,000ft) north of the Project. A second production well was drilled approximately 300m (1,000ft) north of well PW-1 and cased and tested and a third production well, PW-3, was drilled in an area west of the Project in November 2008 and development of the well has been completed.

Water samples taken from five characterization wells on site indicate that groundwater can be used in the heap leach process without pre-treatment.

An independent consulting engineering firm did the design for the water supply and the process water and firewater distribution systems and prepared capital and operating cost estimates for the updated feasibility study in 2011.

The Company filed an application for a water service connection with Antelope Valley – East Kern Water Agency in February 2008 to provide a backup water supply. This was mandated as one of the conditions of approval in the Conditional Use Permits that were issued in 1997. A legal agreement is being completed to secure the backup water supply if required.

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

SCE provided a rate for power for the updated feasibility study in 2011. The rate structure is complex and a mix of consumption and demand charges applies to peak, mid-peak and off-peak periods.

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

An independent consulting engineering firm prepared a detailed motor list and estimated the power consumption for the Project. The firm also prepared a detailed capital cost estimate for the supply of power to the Project for the updated feasibility study in 2011. The engineering firm is currently doing the detailed electrical design and cost estimates for construction in 2012. This effort is being supported by a Method of Service study being done by SCE.

Assay Laboratory, Offices & Workshop/Warehouse

Detailed designs for all services required for a mining operation such as an office, workshop and warehouse, diesel fuel and gasoline storage and an assay laboratory have been completed. Detailed capital and operating cost estimates were prepared for these facilities for the updated feasibility study in 2011.

Project Management & Operating Manpower

A management team will be assembled in Mojave to manage the Project. Manpower is expected to average 34 salaried and 129 hourly-paid workers once the mine is in full production with a further 15 hourly-paid workers required for the aggregate operation. Indications are that skilled workers will be available locally as there are a number of mines and quarries in production in the greater Mojave area.

Construction manpower is expected to peak at 200 with an estimated 141.7 man-years required for construction.

Aggregate

It is expected that a by-product aggregate and construction materials business can be developed once the heap leach operation is in full production, based on the location of the Project in southern California with close proximity to major highways and railway lines. The source of raw materials will be quality waste rock specifically stockpiled for this purpose. The waste rock can be classified into a range of products such as riprap, crushed stone and sand with little further processing. Test work done in the 1990s confirmed the suitability of waste rock as aggregate and construction material. The production and sale of aggregate is expected to commence fairly early in the mine life and continue for up to thirty years or until the stockpile of quality waste rock has been exhausted. The Company also plans to process and sell leached and rinsed residues from the heap leach operation as aggregate or for other uses to local and regional markets.

Environmental Issues, Approvals & Permits

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

The Company is currently addressing conditions in the CUPs that apply to closure and closing reclamation.

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

Ten applications for Authority to Construct permits were submitted to the EKAPCD in February 2011. The EKAPCD confirmed that the information required to support the applications was complete. The draft Authority to Construct permits were received in September 2011. The Company’s consulting engineers and legal counsel completed their review of the draft Authority to Construct permits in January 2012. The Authority to Construct permits were issued by EKAPCD on February 8, 2012. The Authority to Construct permits will be converted to a Permit to Operate after construction has been completed and subject to inspection by EKAPCD.

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
  Control of runoff to minimize erosion will be a key to successful revegetation and
  Quantifiable goals for density and diversity of perennial species have been proposed.

Financial Assurances

The Company will be required to provide the following financial assurances for the Project:

  To the Bureau of Land Management, State of California and Kern County for general reclamation on site;
  To the State Water Resources Control Board for rinsing and closing reclamation of the leached residues on the heap and
  “Unforeseen events financial assurance” required by the State Water Resources Control Board to provide for an unforeseen event that could contaminate surface or groundwater.

The Company provided reclamation financial assurance in the form of a Payment Bond Certificate backed by a Certificate Of Deposit with Union Bank of California in the amount of $296,180 effective October 2011. The estimate for reclamation financial assurance is $314,712 for 2012 and this estimate has been submitted to the Engineering, Surveying & Permit Services Department for review and approval.

Cleanup On Site

The Company has done extensive cleanup on site over the past several years as summarized in the table below.

		Amount
Payable To	Years	US$	No. of Loads
Contractor 1	2006	13,077.93	6.0
	2007	41,946.50	48.5
	2008	138,336.00	160.0
	2009	15,425.00	17.5
	2010	20,310.00	19.5
	2011	93,285.00	74.0
Total	2006-2011	322,380.43	325.5
Contractor 2	2008	128,000.00	141.0
Contractor 3	2010	18,644.60	5.0
Grand Total		450,380.43	466.5

Some work remains to be done and cleanup is continuing in 2012.

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

Offices and Employees

The Company’s principal executive offices are located in Vancouver at 6411 Imperial Ave., West Vancouver, BC V7W 2J5, Canada.

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

The Likelihood of Continued Losses from Operations and Ability To Continue As A Going Concern

The Company has had no revenue from operations and has incurred cumulative losses from inception through December 31, 2011 of $66,682,638. Losses are expected to continue until such time as the Company can economically produce and sell gold and silver, aggregate and construction materials from the Project. Continued losses will require that the Company raise additional funds by equity or debt financing, failing which the Company will not be able to continue operations. Management cannot provide assurances that this will occur and this raises doubts about the Company’s ability to continue as a going concern.

The Need for Significant Additional Financing

If a production decision is made, the Company will need significant additional financing to develop the Project into an operating mine and estimates that this could range as high as $90 million plus working capital. The Company expects to finance the construction and to secure the necessary working capital from either additional sales of common shares, from bank or other borrowings or, alternatively, through a merger with an established mining company. However, the Company has no commitment for the underwriting of additional shares or for bank financing and it is not a party to any agreement or arrangement providing for a merger with an established mining company. Whether or not and to what extent project financing can be secured will depend on a number of factors, including gold and silver prices. Gold and silver prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as the strength of the U.S. dollar and foreign currencies, global and regional demand, and global or regional political or economic events. If financing is not obtained, the Company will not be able to develop the Project and would be forced to seek alternatives to its current business plan, including disposing of its interests in the Property.

Passive Foreign Investment Company

The Company may be classified as a passive foreign investment company. U.S. investors should seek independent advice from tax advisors to discuss any tax consequences.

We must secure approvals and permits

The Company must secure approvals and permits for the Project as set out the section Environmental Issues, Approvals & Permits above. The Company has been persistent in its efforts to secure approvals and permits, however, there is no assurance that the final approvals can ultimately be secured and this remains a significant risk.

Our ability to obtain mine financing is likely dependant on the price of gold and silver remaining at current levels, which, given historical fluctuations, can vary significantly

Financing to develop the Project will depend upon current price levels for gold and silver being sustained for the foreseeable future. The current price levels of gold and silver have not been attained since the early 1980s and there is no guarantee that prices will remain at the current high levels. Gold and silver prices historically have fluctuated widely and are affected by numerous factors outside of our control including industrial and retail demand, central bank lending, forward sales of gold by producers and speculators, levels of gold production, short-term changes in supply and demand because of speculative hedging activities, confidence in the global monetary system, expectations of the future rate of inflation, the strength of the U.S. dollar (the currency in which the price of gold is generally quoted), interest rates and global or regional political or economic events.

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

While we believe we have taken the steps necessary to improve the effectiveness of our internal control over financial reporting, if we are unable to successfully address or prevent material weaknesses in our internal control over financial reporting, our ability to report our financial results on a timely and accurate basis and to comply with disclosure and other requirements may be adversely affected.

Our management identified material weaknesses in internal control over financial reporting as of December 31, 2011 related to the (i) financial statements closing process due to lack of timely review and preparation of financial statements and other reporting documents, inconsistency of foreign exchange rate used in translation and (ii) lack of segregation of duties in daily cash management and no proper approval on general and administrative and capital expenditures (see “Item 9A. Controls and Procedures”). As a result of these material weaknesses, our management concluded that, as of December 31, 2011, we did not maintain effective disclosure controls and procedures or internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We can give no assurances that the measures we take to remediate material weaknesses that we identified will be successful, or that any additional material weaknesses will not arise in the future.

Any material weakness or other deficiencies in our disclosure controls and procedures and internal control over financial reporting may affect our ability to report our financial results on a timely and accurate basis and to comply with disclosure obligations or cause our financial statements to contain material misstatements, which could negatively affect the market price and trading liquidity of our common stock or cause investors to lose confidence in our reported financial information.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Land Ownership and Mining Rights

The Company acquired its initial property interests in 1985 and has since acquired additional properties in the area. The Company holds directly or controls via agreement a total of 33 patented lode mining claims, 134 unpatented lode mining claims, 1 patented millsite, 12 unpatented millsites, 1 unpatented placer claim and upward of 946 acres of fee land, which together make up the Property. The Property is located west of California State Highway 14 and lies largely south of Silver Queen Road covering all of Section 6 and portions of Sections 5, 7 and 8 in Township 10 North, Range 12 West; portions of Sections 1 and 12 in Township 10 North, Range 13 West; portions of Section 18 in Township 9 North, Range 12 West, and portions of Section 32 in Township 11 North, Range 12 West, all from the San Bernardino Baseline and Meridian.

A Property location map is shown in Figure 1 below.

Figure 1

The Company holds the properties either directly through a subsidiary, or under mining lease agreements with a number of individual landholders, two groups of landholders and three incorporated entities. The land required for the Project has therefore either been secured under one of these agreements or is controlled by the Company through ownership of the land in fee or where the Company holds patented and unpatented mining claims or millsites. The mining lease agreements were entered into from 1986 onwards. Refer to the section Property Interest Are In Good Standing below for key information.

Figure 2 below provides a map of the various claim groups that make up the Property.

Figure 2

The fee land surrounding Section 6 is required for the construction of the ancillary facilities required for a mining operation, for the construction of the heap leach pads and for construction of a pad for the aggregate production facilities. The area that will be disturbed by the Project is a 369 hectare-block (912 acres) within the total area of approximately 1,417 hectares (3,500 acres) owned, held or controlled by the Company. The Company also owns six residential properties with buildings north of Silver Queen Road and one residential property west of Mojave Tropico Road.

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

Record Of Survey

The California Business & Professions Code includes the Professional Land Surveyors Act, “Article 5. Surveying Practices” and specifically “8762. Records of survey.” Land surveyors must be aware of the requirements set out in Article 5 as these are essential to their surveying practice and govern their responsibilities to their clients and the State. The Company therefore decided to proceed with a Record of Survey and engaged James A. LaPuzza, PLS, MS in November 2009.

A set of fourteen maps based upon survey work done by James A. LaPuzza, PLS, MS on Soledad Mountain between 2007 and 2010, along with supporting information on the history of staking and recording and ownership of mining claims and millsites researched by Sylvia Good, RPL, Landman and legal counsel and staff of Gresham Savage Nolan & Tilden, A Professional Corporation, San Bernardino, California from the early 1990s onwards, was submitted to the Kern County Department of Engineering, Surveying and Permit Services in August 2010. The maps were checked in meticulous detail by County staff over a period of 10 months. There were also numerous exchanges of information between James A. LaPuzza, PLS, MS and staff during this period. County staff gave the maps a “Final Check” in May 2011. The recordable mylars were submitted to County staff in July 2011, formally signed by the County Surveyor and forwarded to the Kern County Assessor – Recorder as a Record of Survey. The Record of Survey was recorded as follows:

  Recorded July 20, 2011;
  Document No. 211092035 and
  Book 0027, Page 66

The basis for the Company’s royalty map is now the Record of Survey and this has superseded all earlier versions of the royalty map.

A copy of this report was sent to all landholders of record on August 1, 2011.

Royalties

The Company is required to make advance, minimum royalty payments under the mining lease agreements. In some instances, the Company will receive a credit for the advance minimum royalty payments on commencement of commercial production. Most of the royalties are of the net smelter return type and are based on a sliding scale, with the percentage amount of the royalty depending upon the ore grades on the particular property to which the royalty relates. Weighted average royalty rates will range from a low of 1.0 % to a high of 5.0% depending upon the area being mined and gold and silver prices. The agreements also typically provide for an additional royalty if non-mineral commodities, such as aggregates, are produced and sold.

Property Interests Are In Good Standing

The Company had disclosed in its Form 10-K for the fiscal year ended December 31, 2007 that not all property interests were in good standing. The total advance minimum royalty owing to landholders was $714,137. The Company contacted all landholders and paid $666,103 in the second, third and fourth quarters of 2008 with a further $48,034 paid to the remaining rightful landholders in 2009. The Company continues to pay advance minimum royalties to landholders and incurred a total of $245,970 in 2011, of which $13,723 has yet to be paid. The Company believes it is in compliance with the requirements.

A mining lease agreement with a group of landowners expired in 2004. Negotiations with the group were completed in July 2011 and the agreements were extended to 2041. Under the amended agreements, the Company paid advance minimum royalties of $7,500 per year for eight years for a total amount of $60,000 in August 2011 to bring the advance minimum royalties owing current to March 14, 2012.

A number of lease agreements expired in 2010 and in January 2011. Of these expired lease agreements, one set of lease agreements that together comprises a 50% interest in a claim group, is considered material by the Company. The Company is in the process of negotiating renewed leases with the landholders, maintains a good relationship with the landholders involved and anticipates that it will be able to reach agreements for new leases in 2012.

While the Company is not in default of any current lease, the Company is negotiating renewal terms for leases that are approaching expiry. The Company does not consider any of those leases to be individually material. However leases that are individually not material may become part of a material group of leases if more than one of the leases in the group cannot be renewed.

Leases have expiry dates ranging from 2012 to 2045. Of these, no single lease is considered material with the exception of four leases which expire in September 2014, April 2015, April 2021 and April 2026 respectively. All leases become non-expiring once the mine commences commercial production.

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

Item 4. Mine Safety Disclosures.

The Company is the operator of the Soledad Mountain project, which includes one mine located in Mojave in Kern County, California. The Company is currently evaluating the development of the mine for production. The Company has no mine safety violations or other regulatory matters to report.

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

Year ended December 31		High	Low
2011	Fourth Quarter	$3.37	$2.44
	Third Quarter	$3.95	$2.58
	Second Quarter	$3.84	$2.61
	First Quarter	$2.94	$2.26
2010	Fourth Quarter	$2.80	$2.02
	Third Quarter	$2.06	$1.29
	Second Quarter	$1.54	$0.95
	First Quarter	$1.06	$0.78

Exchange Rates

The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in Canadian dollars. Such rates are the number of Canadian dollars per one (1) U.S. dollar quoted by the Bank of Canada. The high and low exchange rates for each month during the previous six months were as follows:

	High	Low
February 2012	$1.0016	$0.9866
January 2012	$1.0272	$0.9986
December 2011	$1.0406	$1.0105
November 2011	$1.0487	$1.0126
October 2011	$1.0604	$0.9935
September 2011	$1.0389	$0.9752

Exchange rate information (from USD$ to CAD$) as at each of the years ended December 31, 2010 and 2011 is set out in the table below:

	Year Ended December 31

	2010	2011
Rate at end of Period	$0.9946	$1.0170
Low	$0.9946	$0.9449
High	$1.0778	$1.0604

As of March 29, 2012, there were 222 registered holders of record of the Company’s common shares and an undetermined number of beneficial holders.

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

Year ended December 31		High	Low
2011	Fourth Quarter	$3.31	$2.36
	Third Quarter	$4.01	$2.62
	Second Quarter	$4.05	$2.65
	First Quarter	$3.00	$2.30
2010	Fourth Quarter	$2.82	$1.95
	Third Quarter	$2.00	$1.25
	Second Quarter	$1.46	$0.95
	First Quarter	$1.07	$0.70

Dividends

The Company has not declared dividends on its common shares since inception.

Securities Authorized for Issuance Under Compensation Plans

The following table sets forth information as at December 31, 2011 respecting the compensation plans under which shares of the Company’s common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,800,000	CAD$0.29	5,400,000
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	1,800,000	--	5,400,000

Performance Graph

The performance graph below shows the Company’s cumulative total return based on an initial investment of $100 in GQM common stock, as compared with the S&P/TSX Global Gold Index. The chart shows performance marks as of the last trading day during each of the last five years.

	December	December	December	December	December
	31, 2007	31, 2008	31, 2009	31, 2010	31, 2011
Company	100	46	114	333	337
S&P/TSX Global Gold Index (TITTGD)	100	101	107	136	116

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor an affiliated purchaser of the Company purchased common shares of the Company in the year ended December 31, 2011.

Item 6. Selected Financial Data.

The following table summarizes certain selected consolidated financial data of the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Results for the five most recent years are set out in the table below.

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
Results for the year ended on:	2011	2010	2009	2008	2007
Item	$	$	$	$	$
Revenues	0	0	0	0	0
Net loss and comprehensive loss	-3,230,641	-9,983,926	-4,514,742	-3,996,777	-2,006,482
Basic loss and diluted loss per share	-0.03	-0.11	-0.05	-0.05	-0.03
Cash and cash equivalents	7,922,255	6,967,465	2,433,202	3,033,771	2,796,190
Total assets	8,692,866	7,655,343	2,969,865	3,557,416	3,345,937
Stockholders' equity	3,631,916	-3,327,592	-131,888	3,097,436	2,909,788

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of the operating results and financial condition of the Company is as at March 29, 2012 and should be read in conjunction with the audited, consolidated financial statements of the Company for the year ended December 31, 2011 and the notes thereto.

The information in this Management Discussion and Analysis of Financial Condition and Results of Operation is prepared in accordance with U.S. generally accepted accounting principles and all amounts herein are in U.S. dollars unless otherwise noted.

Results of Operation

The following are the results of operation for the year ended December 31, 2011.

The Company had no revenue from operations.

The Company incurred general and administrative expenses of $3,520,776 for the year ended December 31, 2011 (2010 - $3,290,736, 2009 - $2,246,953). Costs were marginally higher by $230,040 for the year ended December 31, 2011 when compared with 2010.

The following significant general and administrative expenses were incurred during the year with a comparison to expenses incurred in 2010 and 2009:

  $251,393 (2010 - $84,948, 2009 - $0) for the infill drill program.

  $294,946 (2010 - $0, 2009 - $0) for the detailed analysis of data required to construct the geological model and block model for the Project by an independent consulting engineering firm.

  $1,046,765 (2010 - $1,365,069, 2009 - $574,979) for ongoing detailed engineering, mine design and drafting support. The detailed engineering allows contractors to provide solid cost estimates for the construction of the facilities and this information was required for the updated feasibility study that was released in April 2011. Ongoing engineering was also required to support the effort to secure outstanding approvals and permits. Costs increased from 2009 to 2010 as more detailed engineering was done. Costs then decreased from 2010 to 2011 as most of the detailed engineering was completed. It is expected that costs will increase again if a production decision is made.

  $138,344 (2010 - $68,881, 2009 – $35,354) for ongoing sampling and analysis of groundwater from monitoring and production wells to meet the requirements set in the Waste Discharge Requirements by the

  Lahontan Regional Water Quality Control Board. Alternative methods of sampling groundwater were also evaluated in the third quarter of 2011. Costs increased from 2009 to 2010 and again in 2011 as the sampling and analysis effort increased to meet the requirement set in the Waste Discharge Requirements.

  $64,882 (2010 - $0, 2009 - $0) for the development of production water well PW-3. This also included a pump test. Production water well PW-3 was drilled and equipped in 2008.

  $100,000 (2010 - $0, 2009 - $0) to Southern California Edison for a Method of Service study.

  $126,047 (2010 - $190,826, 2009 – $362,050) for analysis of the draft Authority to Construct permits and ongoing monitoring, maintenance and data recovery from the meteorological station on site. Significantly higher costs were incurred in 2009 when the Air Quality and Health Risk Assessment was prepared for the Project and additional engineering support was required for the preparation of the Supplemental EIR.

  $332,760 (2010 - $646,043, 2009 - $190,201) for legal fees incurred in support of ongoing efforts to conclude the approvals process for the Project, in negotiations with landholders to extend mining lease agreements and for general corporate legal fees. The Company engaged legal counsel to work with the Kern County Planning Department on preparation of the Supplemental EIR in 2009. Costs increased significantly in 2010 in connection with a number of public hearings held in 2010.

  $77,914 (2010 - $180,621, 2009 – $20,051) for fees charged by the regulatory authorities such as the State Water Resources Control Board, Kern County Planning & Community Development Department, Kern County Egineering, Surveying & Permit Services Department and Eastern Kern Air Pollution Control District. Costs increased from 2009 to 2010 as preparations were made for public hearings held in 2010. No further public hearings were held in 2011 and costs incurred in 2011 is an indication of the recurring costs.

  $108,988 (2010 - $38,955, 2009 - $15,425) for costs incurred by a contractor for ongoing cleanup on site and maintenance of houses owned by the Company.

  $270,114 (2010 – $174,678; 2009 - $108,019) for accounting and audit fees. Accounting and audit fees are generally higher in 2011 as more stringent review requirements have been introduced by the authorities. Accounting and audit fees increased from 2009 to 2010 due in part to costs associated with a restatement and refilling of annual and quarterly reports.

The Company recorded a change in fair value of derivative liability of -$1,213,913 for the year compared to $6,575,406 in 2010. This item is a non-cash item and was recorded in accordance with accounting pronouncement ASC 850-40-15. Refer to Note 10 Derivative Liability of the audited, consolidated financial statements for a detailed analysis of the changes in fair value of the derivative liability.

Interest income of $48,659 (2010 - $31,633) was higher by $17,026 as there was more cash on deposit during the year. There was no interest expense during the year. Interest rates remained low during the year and are projected to remain low for the coming year at least.

The Company incurred a net loss of $ 3,230,641 ($0.03 loss per share) for the year as compared to a net loss of $9,983,926 ($0.11 per share) for 2010 for a difference in net loss of $6,753,285.

Summary of Quarterly Results

Results for the eight most recent quarters are set out in the table below.

Results for the quarter ended on:	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011
Item	$	$	$	$
Revenue	Nil	Nil	Nil	Nil
Net loss for the quarter	230,281	-981,654	-1,758,400	-720,868
Net loss per share	0.00	-0.01	-0.02	-0.01

Results for the quarter ended on:	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	March 31, 2010
Item	$	$	$	$
Revenue	Nil	Nil	Nil	Nil
Net loss for the quarter	-4,126,127	-3,125,127	-2,406,367	-326,305
Net loss per share	-0.04	-0.03	-0.03	0

The results of operations can vary from quarter to quarter depending upon the nature, timing and cost of activities undertaken during the quarter and whether or not the Company incurs gains or losses on foreign exchange or grants stock options.

Selected Annual Information

Results for the year ended on:	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2009	From Inception
Item		$	$	$
General and administrative expenses	-3,520,776	-3,290,736	-2,246,953	-26,763,158
Asset impairment loss	-938,770	-133,436	-167,898	-33,207,798
Adjustment of asset retirement obligation on changes in cash flow estimates	-	-	-6882	223,583
Accretion expense	-33,667	-15,981	-7,779	-105,029
Change in fair value of derivative liability	1,213,913	-6,575,406	-2,095,300	-7,456,793
Gain on settlement of debt	-	-	-	136,627
Mineral property interests written off	-	-	-	-277,251
Sub-total	-3,279,300	-10,015,559	-4,524,812	-67,537,319
Interest expense	-	-	-	-913,098
Interest income	48,659	31,633	10,070	1,680,279
Net loss and comprehensive loss	-3,230,641	-9,983,926	-4,514,742	-66,770,138
Net loss per share	-0.03	-0.11	-0.05

Reclamation Financial Assurance and Asset Retirement Obligation

The Company provided reclamation financial assurance in the form of a Payment Bond Certificate backed by a Certificate Of Deposit with Union Bank of California in the amount of $296,180 effective October 2011. The estimate for reclamation financial assurance is $314,712 for 2012 and this estimate has been submitted to the Engineering, Surveying & Permit Services Department for review and approval.

The asset retirement obligation is estimated at $227,212 and this is shown as a liability on the Consolidated Balance Sheet. The actual obligation could differ materially from these estimates.

Advance Minimum Royalties

The Company continues to pay advance minimum royalties to landholders and incurred $245,970 in 2011.

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

Transactions with Related Parties

Mr. H. Lutz Klingmann was paid $137,748 (2010 - $141,293, 2009 - $116,776) for services as President of the Company and Mr. Chester Shynkaryk was paid $27,295 (2010 - $17,769; 2009 - $18,620) for consulting services to the Company for the year ended December 31, 2011. Mr. G. Ross McDonald was paid $20,218 (2010 - $Nil; 2009 -$Nil), of which $2,831 is payable, for services as CFO to the Company for the year ended December 31, 2011. No other compensation was paid or given during the year for services rendered by the directors in such capacity and no amounts were payable at year-end under any standard arrangements for committee participation or special assignments.

Four directors of the Company were paid $2,022 (2010 - $1,974; 2009 - $1,752) and one director was paid $2,000 (2010 - $2,000; 2009 - $2,000) in director’s fees for the year ended December 31, 2011.

The Company amended a consulting services agreement originally entered into in 2004 with Mr. H.L. Klingmann, the President of the Company, in May of 2010. Under the original agreement, upon receipt by the Company of a feasibility study and a production decision made by the Company, a bonus of 150,000 common shares would be issued and upon commencement of commercial production on the Property, a bonus of 150,000 common shares would be issued. Pursuant to the amended agreement, an alternative 300,000 bonus shares would be issuable upon a change of control transaction or upon a sale of all or substantially all of the Company’s assets, having a value at or above C$1.00 per share of the Company, with a further 300,000 bonus shares being issuable in the event the change of control transaction or asset sale occurred at a value at or above C$1.50 per share. As at December 31, 2011, the milestones had not been reached and no accrual was made in connection with these arrangements.

There were no other related party transactions during the year ended December 31, 2011.

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

Private Placement

The Company completed a non-brokered private placement with AuRico Gold Inc. (“AuRico”) (formerly Gammon Gold Inc.) on June 1, 2010, whereby AuRico purchased 5,000,000 units of the Company at a price of C$1.60 per unit for total proceeds of $7,634,316 (C$8,000,000). Each unit consisted of one common share, one quarter of one Class A Warrant, and one quarter of one Class B Warrant. Each Class A Warrant entitled AuRico to purchase a common share at a price of C$1.75 for a period of 18 months from the closing date. Each Class B Warrant entitled AuRico to purchase one common share at a price of C$2.00 for a period of 18 months from the closing date. The aggregate fair value of the Class A and B purchase warrants was $1,726,518 and the amount was recorded as a derivative liability and the Company allocated the remaining proceeds of $5,907,798 to the common shares. AuRico was also granted the right to participate in future financings to maintain its equity position in the Company and this right was subject to certain conditions.

AuRico exercised the warrants before the expiry date of December 1, 2011. The Company filed a registration statement relating to these securities with the U.S. Securities And Exchange Commission and this became effective on December 16, 2011.

Liquidity and Capital Resources

The Company held $7,922,253 in cash and cash equivalents on December 31, 2011.

Cash used in Operating Activities:

Cash was used mainly for the ongoing development of the Project in 2011 with major expenditures in four areas:

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

  Legal fees were incurred in support of ongoing efforts to conclude the approvals process for the Project, in negotiations with landholders to extend mining lease agreements and for corporate legal fees and

  Consulting fees were incurred to do a very detailed analysis of the geological and block models and to prepare a NI 43-101 compliant Technical Report. It is expected that this report will be completed in the second quarter of 2012.

Cash was used mainly for the ongoing development of the Project in 2010 and 2009 with major expenditures in two key areas:

  Consulting engineering fees remained high due to the significant amount of detailed engineering completed for Project facilities and

  Legal fees were incurred in support of ongoing efforts to secure approvals and permits process for the Project.

Cash from Financing Activities:

Cash was received from financing activities during the year ended December 31, 2011 as follows:

  Proceeds from the exercise of stock options of $972,559 during the year.
  AuRico Gold Inc. exercised 2,500,000 warrants for total proceeds of $4,594,237.

The Company received a total of $7,860,707 from financing activities in 2010. An amount of $7,588,551 was received from a private placement of shares, net of share issuance costs, and the remainder was received from the exercise of 850,000 stock options.

The Company received $1,527,731 from the exercise of stock options in 2009.

Cash used in Investing Activities:

The Company purchased fee land for approximately $938,770 (2010 - $310,768, 2009 - $167,800) during the year. Cash used in investing activities will vary from year to year as willing sellers are found and acceptable prices can be negotiated during the year. Further purchases of fee land are being considered to provide room for a possible future expansion of heap leach pads and future expansion of the area required for the construction of facilities for the aggregate production component of the Project.

Working Capital:

As at December 31, 2011, the Company had current assets of $8,088,236 and current liabilities of $281,236 (Working capital of $7,807,000).

Management does not expect that additional cash will be required beyond cash currently on hand for ongoing work on approvals and permits for the Project, for paying advance minimum royalties, for detailed engineering of facilities for the Project, for ongoing work on site, for additional land purchases and for general corporate purposes to the end of 2012. Refer also to Outlook below.

Outstanding Share Data

The number of shares issued and outstanding and the fully diluted share position are set out in the table below.

Golden Queen Mining Co. Ltd.

	No. of
Item	Shares
Shares issued and outstanding on December 31, 2010	94,228,383
Shares issued pursuant to the exercise of stock options	1,250,000
AuRico Gold Inc. warrants	2,500,000
Shares issued and outstanding on December 31, 2011	97,978,383	Exercise Price	Expiry Date
		C$0.26 &	28/01/14 &
Director and consultants stock options	1,800,000	C$1.24	19/04/15
Shares to be issued as a finders fee	100,000	Not Applicable	Not Applicable
Bonus shares to H.L. Klingmann	600,000	Not Applicable	Not Applicable
Fully diluted on December 31, 2011	100,478,383

The company's authorized share capital is 150,000,000 common shares with no par value.

Outlook

If the remaining approvals and permits are secured for the Project and a production decision is made, the Company will need significant additional financing to develop the Project into an operating mine. This is currently estimated at $105million and this includes working capital. The Company believes that financing for the Project can be secured if gold and silver prices remain at or near $1,457.00/oz and $39.63/oz respectively, the London a.m. fix for precious metals on April 6, 2011 and the prices used for the updated cash flow analyses referred to under Independent Feasibility Study Completed By Norwest Corporation above. Gold and silver prices averaged $1,224.53/oz and $20.19/oz in 2010, $1,563.93 and $36.61 in 2011 and the London pm fix for gold and silver was $1,657.50/oz and $31.79 respectively on March 29, 2012.

The Company is evaluating various financing options for the Project and these may be combined:

a.	An equity financing;
b.	A combination of equity and debt and
c.	A merger with an established mining company.

It is not expected that the Company will hedge any of its gold or silver production.

The ability of the Company to develop a mine on the Property is subject to numerous risks, certain of which are disclosed under Item 1A. Risk Factors above. Readers should evaluate the Company’s prospects in light of these and other risk factors.

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Mineral Property and Exploration Costs

Exploration costs are expensed as incurred. Development costs are expensed until it has been established that a mineral deposit is commercially mineable and a production decision has been made, at which point the costs subsequently incurred to develop the mine on the property before to the start of mining operations are capitalized.

The Company capitalizes the cost of acquiring mineral property interests, including undeveloped mineral property interests, until the viability of the mineral interest is determined. Capitalized acquisition costs are expensed if it is determined that the mineral property has no future economic value. Mineral property interests are interests in properties that are believed to potentially contain (i) measured, indicated or inferred resources with insufficient drill hole spacing to qualify as proven and probable mineral reserves or (ii) other mine-related or green field exploration potential that cannot be classified as a mineral resource.

Capitalized amounts (including capitalized development costs) are also written down if future cash flows, including potential sales proceeds, related to the mineral property are estimated to be less than the property’s total carrying value. Management reviews the carrying value of each mineral property periodically, and, whenever events or changes in circumstances indicate that the carrying value may not be recoverable makes the necessary adjustments. Reductions in the carrying value of a property would be recorded to the extent that the total carrying value of the mineral property exceeds its estimated fair value. There was a $938,770 asset impairment loss related to property interests recorded for the year ended December 31, 2011 (2010 - $133,436).

Asset Retirement Obligations

The Company’s liability for reclamation of the property is estimated each year by an independent civil engineer. This estimate, once approved by federal, state and county authorities, forms the basis for a cash deposit of reclamation financial assurance. In the absence of a long-term mining permit this estimate is the current obligation of the Company to clean up or reclaim its lands.

As at December 31, 2011, the Company had provided reclamation financial assurance to the Bureau of Land Management, the State and Kern County totaling $296,180 (2010 - $286,653). This deposit earns interest at 0.1% per annum and is not available for working capital purposes.

The asset retirement obligation recorded as a liability on the Consolidated Balance Sheet is $227,212 (2010 -$193,545.

Derivative Liabilities

Our stock options and warrants are denominated in a currency other than our reporting currency and the instruments were required to be accounted for as separate derivative liabilities. These liabilities were required to be measured at fair value. These instruments were adjusted to reflect fair value at each period end. Any increase or decrease in the fair value was recorded in results of operations as change in fair value of derivative liabilities. In determining the appropriate fair value, we used the Black-Scholes pricing model.

Recently Issued Accounting Standards

A summary of Recently Issued Accounting Standards is provided under the Recent Accounting Pronouncements header of the Notes to the Audited Consolidated Financial Statements for the year ended December 31, 2011.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We hold all of our cash in bank deposit accounts with a single major financial institution. Based on the average cash balances during the year ended December 31, 2011, a 1% decrease in interest rates would have reduced the interest income for 2011 to $Nil.

Foreign Currency Exchange Risk

Currency exchange fluctuations may impact the costs of our operations. Specifically, the appreciation of the C$ against the U.S.$ may result in an increase in our Canadian operating costs in U.S. dollar terms. As of December 31, 2011, we maintained the majority of our cash balances in C$.

We currently do not engage in any currency hedging activities.

Commodity Price Risk

Our primary business activity is the development of the open pit, gold and silver, heap leach project on the Property. Decreases in the price of either of these metals from current levels has the potential to negatively impact our ability to secure the significant additional financing required to develop the Project into an operating mine. Refer also to

Item 1A. Risk Factors above.

The Project is not as yet in production and we do not currently hold any commodity derivative positions.

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements of the Company and the notes thereto are attached to this report following the signature page and Certifications.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Exchange Act, GQM’s management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. This evaluation included consideration of various processes and procedures to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2011, as a result of the material weaknesses described below, our disclosure controls and procedures were not effective. Due to these material weaknesses in preparing our consolidated financial statements for the year ended December 31, 2011, we performed additional procedures to ensure that our consolidated financial statements were fairly presented in all material respects in accordance with U.S. generally accepted accounting principles.

Management’s report on internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, the effectiveness of an internal control system in future periods can change with conditions.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the preparation and audit of our consolidated financial statements for the year ended December 31, 2011, we identified the following material weaknesses existed as of December 31, 2011:

  We did not maintain effective controls over the financial statements closing process or the timeliness of review and preparation of financial statements and other reporting documents and inconsistency of foreign exchange rate used in translation.

  We did not maintain effective controls over the daily cash management and proper approval over the general and administrative and capital expenditures.

These control weaknesses resulted in re-filing the unaudited consolidated interim financial statements for each of the quarters ended June 30 and September 30, 2011. The annual report for the year ended December 31, 2010 because the Company did not file with the SEC the Definitive Proxy Statement on Schedule 14A deemed incorporated into the Annual Report of the Company on Form 10-K, on or before the deadline for incorporation of such documents into the Company’s Form 10-K. In addition, the material weaknesses also resulted in audit adjustments to the following accounts: mark-to-market expenses (gain) for derivative liabilities and derivative liabilities, accretion expenses and asset retirement obligations.

Accordingly, the Company’s management has determined these control deficiencies constitute material weaknesses.

Our independent registered public accounting firm, BDO Canada LLP, has issued reports on its assessment of our internal control over financial reporting and our consolidated financial statements that are included in Item 8 of this Annual Report on Form 10-K. The reports contain an explanatory paragraph regarding the Company’s ability to continue as a going concern and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

Remediation of Material Weaknesses. The Company is evaluating remediation plans to address material weaknesses as may be appropriate for the size of operations and staffing of the Company, and that can be implemented in a cost effective manner.

Changes in Internal Control. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the fiscal year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, with the exception that a new chief financial officer was appointed in May of 2011.

Item 9B. Other Information

None.

PART III

Information with respect to Items 10 through 14 is set forth in the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 29, 2012 and is incorporated herein by reference. If the definitive Proxy Statement cannot be filed on or before April 29, 2012, the issuer will instead file an amendment to this Form 10-K disclosing the information with respect to Items 10 through 14.

PART IV

Item 15. Exhibits

Exhibit	Description of Exhibit	Manner of Filing
No.
3.1	Notice of Articles	Incorporated by reference to Exhibit 3.1 to the Form 8-K of the Company, filed with the SEC on September 2, 2010
3.2	Articles	Incorporated by reference to Exhibit 3.2 to the Form 8-K of the Company, filed with the SEC on September 2, 2010
10.1	Management Agreement dated March 11, 2004 between the Registrant and H. Lutz Klingmann, and amendment dated May 31, 2010.	Incorporated by reference to Exhibit 10.1 to the Form 10-K/A of the Company, filed with the SEC on January 14, 2011
10.2	Mining Lease dated April 22, 1986 between the Registrant, Southwestern Refining Corporation, and Claude and Mary J.Birtle, and amendment dated March 23, 2007.	Incorporated by reference to Exhibit 10.2 to the Form 10-K/A of the Company, filed with the SEC on January 14, 2011
10.3	Mining Lease dated April 26, 2001 between the Subsidiary and Virginia Knight.	Incorporated by reference to Exhibit 10.3 to the Form 10-K/A of the Company, filed with the SEC on January 14, 2011
10.4	Lease dated October 20, 1994 between the Subsidiary and William J. Warner with respect to certain property within the project area.	Incorporated by reference to Exhibit 10.5 to the Form 10-SB
10.5	Mining Lease dated September 19, 1994 between the Subsidiary and Western Centennials, Inc., with respect to certain property within the project area.	Incorporated by reference to Exhibit 10.6 to the Form 10-SB
10.6	1996 Stock option plan of the registrant, as amended.	Incorporated by reference to Exhibit 10.13 to the Form 10-SB
10.7	2008 Stock option plan of the registrant.	Incorporated by reference to Exhibit 10.1 to the Form S-8 of the Company filed with the SEC on February 17, 2010
21.1	Subsidiaries of the Registrant.	Incorporated by reference to Exhibit 24.0 to the Form 10-SB
23.1	Consent of BDO Canada LLP	Filed herewith
31.1	Rule 13a-14(a)/15(d)-14(a) Certification	Filed herewith
31.2	Rule 13a-14(a)/15(d)-14(a) Certification	Filed herewith
32.1	Section 1350 Certification	Filed herewith
32.2	Section 1350 Certification	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN QUEEN MINING CO. LTD.

	/s/ H. Lutz Klingmann		/s/ G. Ross McDonald
By:		By:
	H. Lutz Klingmann		G. Ross McDonald
	President and Principal Executive Officer		Principal Financial Officer

Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. Lutz Klingmann	President, Principal Executive Officer, and Director	March 30, 2012
H. Lutz Klingmann

/s/ Edward Thompson	Director	March 30, 2012
Edward Thompson

/s/ Chester Shynkaryk	Director	March 30, 2012
Chester Shynkaryk

/s/ Gordon Gutrath	Director	March 30, 2012
Gordon Gutrath

/s/ Thomas Clay	Director	March 30, 2012
Thomas Clay

Golden Queen Mining Co. Ltd.
(An Exploration Stage Company)

Consolidated Financial Statements

December 31, 2011

(US Dollars)

Tel: 604 688 5421 Fax: 604 688 5132 www.bdo.ca	BDO Canada LLP 600 Cathedral Place 925 West Georgia Street Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

To the Shareholders
Golden Queen Mining Co. Ltd.
(An exploration stage company)

We have audited Golden Queen Mining Co. Ltd.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Golden Queen Mining Co. Ltd’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, appearing in its Annual Report under Item 9A, “Controls and Procedures”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses in internal control over financial reporting related to (i) Financial Statement Close Process due to lack of timely review and preparation of the financial statements and other reporting documents and inconsistency of foreign exchange rate used in translation and (ii) lack of segregation of duties in daily cash management and no proper approval of capital expenditures and general and administrative spending have been identified and described in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 consolidated financial statements, and this report does not affect our report dated March 28, 2012 on those financial statements.

In our opinion, Golden Queen Mining Co. Ltd. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria. We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network ofindependent firms.

1

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Golden Queen Mining Co. Ltd. as of December 31, 2011 and 2010 and the related consolidated statements of loss and comprehensive loss, stockholders’ equity (capital deficit), and cash flows for each of the three years in the period ended December 31, 2011. We have also audited the statements of loss and comprehensive loss, changes in shareholders’ equity (capital deficit), and cash flows for the period from inception (November 21, 1985) through December 31, 2011, except that we did not audit these financial statements for the period from inception (November 21, 1985) through May 31, 1996; those statements were audited by other auditors whose report dated July 12, 1996, expressed an unqualified opinion on those statements. Our opinion, insofar as it relates to the amounts for the period from inception (November 21, 1985) through May 31, 1996, is based solely on the report of the other auditors. Our report dated March 28, 2012, expressed an unqualified opinion with an explanatory paragraph disclosing substantial doubt about the Company's ability to continue as a going concern.

(signed) “BDO Canada LLP”

Chartered Accountants

Vancouver, Canada
March 28, 2012

Tel: 604 688 5421 Fax: 604 688 5132 www.bdo.ca	BDO Canada LLP 600 Cathedral Place 925 West Georgia Street Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

To the Shareholders
Golden Queen Mining Co. Ltd.
(An exploration stage company)

We have audited the accompanying consolidated balance sheets of Golden Queen Mining Co. Ltd. as of December 31, 2011 and 2010 and the related consolidated statements of loss and comprehensive loss, stockholders’ equity (capital deficit), and cash flows for each of the three years in the period ended December 31, 2011. We have also audited the statements of loss and comprehensive loss, changes in shareholders’ equity (capital deficit), and cash flows for the period from inception (November 21, 1985) through December 31, 2011, except that we did not audit these financial statements for the period from inception (November 21, 1985) through May 31, 1996; those statements were audited by other auditors whose report dated July 12, 1996, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. Our opinion, insofar as it relates to the amounts for the period from inception (November 21, 1985) through May 31, 1996, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Queen Mining Co. Ltd. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 and for the period from inception (November 1, 1985) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses and had a deficit accumulated during the exploration stage as of December 31, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Golden Queen Mining Co. Ltd. and the Subsidiary’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 28, 2012 expressed an adverse opinion on the Company’s internal control over financial reporting.

(signed) “BDO Canada LLP”

Chartered Accountants

Vancouver, Canada
March 28, 2012

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network ofindependent firms.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Balance Sheets
(US dollars)

	December 31,	December 31,
	2011	2010
Assets

Current assets:
Cash and cash equivalents	$7,922,255	$6,967,465
Receivables	21,516	42,796
Prepaid expenses and other current assets	144,465	40,103

Total current assets	8,088,236	7,050,364

Property and equipment, net (Note 2)	308,450	318,326
Reclamation financial assurance (Note 6)	296,180	286,653

Total Assets	$8,692,866	$7,655,343

Liabilities and Shareholders’ Equity (Capital deficit)

Current liabilities:
Accounts payable (Note 8)	$183,934	$319,675
Accrued liabilities	83,579	62,839
Advance minimum royalties (Note 7)	13,723	17,108

Total current liabilities	281,236	399,622

Asset retirement obligations (Note 6)	227,212	193,545
Derivative liability (Note 10)	4,552,502	10,389,768

Total liabilities	5,060,950	10,982,935

Shareholders’ Equity (Capital deficit)
Preferred shares, no par value, 3,000,000 shares authorized; no shares outstanding Common shares, no par value, 150,000,000 shares authorized; 97,978,383 (2010 – 94,228,383) shares issued and outstanding (Note 5)	61,906,619	56,339,823
Additional paid-in capital	8,407,935	3,784,582
Deficit accumulated during the exploration stage	(66,682,638)	(63,451,997)

Total shareholders’ equity (capital deficit)	3,631,916	(3,327,592)

Total Liabilities and Shareholders’ Equity (Capital deficit)	$8,692,866	$7,655,343

Basis of Presentation and Ability to Continue as a Going Concern (Note 1) Commitments and Contingencies (Notes 3, 5 and 7)

Approved by the Directors:

“H. Lutz Klingmann”	“Chester Shynkaryk”
H. Lutz Klingmann, Director	Chester Shynkaryk, Director

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Loss and Comprehensive Loss
(US dollars)

				Cumulative
				from Date of
				Inception
				(November 21,
	Year Ended	Year Ended	Year Ended	1985) through
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2009	2011

General and administrative expenses	$(3,520,776)	$(3,290,736)	$(2,246,953)	$(26,539,312)
Asset impairment loss (Note 3)	(938,770)	(133,436)	(167,898)	(33,207,798)
Adjustment to asset retirement obligation on changes in cash flow estimates	-	-	(6,882)	223,583
Accretion expense (Note 6)	(33,667)	(15,981)	(7,779)	(105,029)
Change in fair value of derivative liability including change in foreign exchange (Note 10)	1,213,913	(6,575,406)	(2,095,300)	(7,456,793)
Gain on settlement of debt	-	-	-	136,627
Mineral property interests written-off	-	-	-	(277,251)

	(3,279,300)	(10,015,559)	(4,524,812)	(67,225,973)

Interest expense	-	-	-	(913,098)
Interest income	48,659	31,633	10,070	1,680,279

Net loss and comprehensive loss	$(3,230,641)	$(9,983,926)	$(4,514,742)	$(66,458,792)

Loss per share - basic and diluted	$(0.03)	$(0.11)	$(0.05)

Weighted average number of common shares outstanding	95,343,041	91,990,821	86,738,897

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Shareholders’ Equity (Capital Deficit)
(US dollars)

				Deficit
				Accumulated	Total
From the Date of Inception				During the	Shareholders’
(November 21, 1985)	Common		Additional	Exploration	Equity
through December 31, 2011	Shares	Amount	Paid-in Capital	Stage	(Capital Deficit)

Balance, November 21, 1985

Issuance of common shares for cash	1,425,001	$141,313	$-	$-	$141,313
Net loss for the period	-	-	-	(15,032)	(15,032)

Balance, May 31, 1986	1,425,001	141,313	-	(15,032)	126,281

Issuance of common shares for cash	550,000	256,971	-	-	256,971
Issuance of common shares for mineral property	25,000	13,742	-	-	13,742
Net loss for the year	-	-	-	(58,907)	(58,907)

Balance, May 31, 1987	2,000,001	412,026	-	(73,939)	338,087

Issuance of common shares for cash	1,858,748	1,753,413	-	-	1,753,413
Net income for the year	-	-	-	38,739	38,739

Balance, May 31, 1988	3,858,749	2,165,439		(35,200)	2,130,239

Issuance of common shares for cash	1,328,750	1,814,133	-	-	1,814,133
Issuance of common shares for mineral property	100,000	227,819	-	-	227,819
Net loss for the year	-	-	-	(202,160)	(202,160)

Balance, May 31, 1989	5,287,499	4,207,391	-	(237,360)	3,970,031

Issuance of common shares for cash	1,769,767	2,771,815	-	-	2,771,815
Issuance of common shares for mineral property	8,875	14,855	-	-	14,855
Net loss for the year	-	-	-	(115,966)	(115,966)

Balance, May 31, 1990	7,066,141	6,994,061	-	(353,326)	6,640,735

Net income for the year	-	-	-	28,706	28,706

Balance, May 31, 1991	7,066,141	6,994,061	-	(324,620)	6,669,441

Net loss for the year	-	-	-	(157,931)	(157,931)

Balance, May 31, 1992	7,066,141	6,994,061	-	(482,551)	6,511,510
Net loss for the year	-	-	-	(285,391)	(285,391)

Balance, May 31, 1993	7,066,141	6,994,061	-	(767,942)	6,226,119

Issuance of common shares for cash	5,834,491	1,536,260	-	-	1,536,260
Share issuance costs	-	-	-	(18,160)	(18,160)
Issuance of common shares for mineral property	128,493	23,795	-	-	23,795
Net loss for the year	-	-	-	(158,193)	(158,193)

Balance, May 31, 1994	13,029,125	8,554,116	-	(944,295)	7,609,821

Issuance of common shares for cash	648,900	182,866	-	-	182,866
Net loss for the year	-	-	-	(219,576)	(219,576)

Balance, May 31, 1995	13,678,025	8,736,982	-	(1,163,871)	7,573,111

Issuance of common shares for cash	2,349,160	2,023,268	-	-	2,023,268
Issuance of common shares for debt	506,215	662,282	-	-	662,282
Issuance of 5,500,000 special warrants	-	9,453,437	-	-	9,453,437
Special warrants issuance costs	-	-	-	(100,726)	(100,726)
Net loss for the year	-	-	-	(426,380)	(426,380)

Balance, May 31, 1996	16,533,400	20,875,969	-	(1,690,977)	19,184,992

Issuance of common shares for cash	18,000	10,060	-	-	10,060
Issuance of common shares for special warrants	5,500,000	-	-	-	-
Special warrants issuance costs	-	-	-	(123,806)	(123,806)
Net loss for the period	-	-	-	(348,948)	(348,948)

Balance, December 31, 1996	22,051,400	$20,886,029	$-	$(2,163,731)	$18,722,298

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Shareholders’ Equity (Capital Deficit)
(US dollars)

					Deficit
					Accumulated	Total
From the Date of Inception				Additional	During the	Shareholders’
(November 21, 1985)	Common		Stock	Paid-in	Exploration	Equity (Capital
through December 31, 2011	Shares	Amount	Subscription	Capital	Stage	Deficit)

Balance, carried forward from previous page	22,051,400	$20,886,029	$-	$-	$(2,163,731)	$18,722,298

Issuance of common shares for cash	157,000	157,050	-	-	-	157,050
Issuance of 3,500,000 special warrants	-	5,287,315	-	-	-	5,287,315
Issuance of common shares for special warrants	3,500,000	-	-	-	-	-
Options to non-employee directors	-	-	-	70,200	-	70,200
Special warrants issuance costs	-	-	-	-	(163,313)	(163,313)
Net loss for the year	-	-	-	-	(1,047,869)	(1,047,869)

Balance, December 31, 1997	25,708,400	26,330,394	-	70,200	(3,374,913)	23,025,681

Issuance of common shares upon exercise of warrants	1,834,300	857,283	-	-	-	857,283
Issuance of common shares through conversion of debt	2,017,941	1,000,000	-	-	-	1,000,000
Share issuance costs	-	-	-	-	(6,060)	(6,060)
Issuance of common shares for cash	5,236,000	2,439,753	-	-	-	2,439,753
Options and re-priced options to non-employee directors	-	-	-	107,444	-	107,444
Net loss for the year	-	-	-	-	(971,595)	(971,595)

Balance, December 31, 1998	34,796,641	30,627,430	-	177,644	(4,352,568)	26,452,506

Issuance of 13,250,000 special warrants	-	3,350,915	-	-	-	3,350,915
Special warrants issuance costs	-	-	-	-	(166,620)	(166,620)
Issuance of common shares for special warrants	13,250,000	-	-	-	-	-
Net loss for the year	-	-	-	-	(564,657)	(564,657)

Balance, December 31, 1999	48,046,641	33,978,345	-	177,644	(5,083,845)	29,072,144

Cumulative effect of change in accounting for stock options	-	-	-	(177,644)	-	(177,644)
Stock subscription	-	-	200,000	-	-	200,000
Net loss for the year	-	-	-	-	(28,708,276)	(28,708,276)

Balance, December 31, 2000	48,046,641	33,978,345	200,000	-	(33,792,121)	386,224

Issuance of common shares through conversion of debt	406,250	65,000	-	-	-	65,000
Issuance of common shares for conversion of stock subscription	1,538,462	200,000	(200,000)	-	-	-
Share issuance costs	-	-	-	-	(3,337)	(3,337)
Net loss for the year	-	-	-	-	(262,059)	(262,059)

Balance, December 31, 2001	49,991,353	34,243,345	-	-	(34,057,517)	185,828

Issuance of common shares through exercise of options	290,000	37,234	-	-	-	37,234
Issuance of common shares through exercise of warrants	1,520,836	243,334	-	-	-	243,334
Stock option compensation	-	-	-	21,456	-	21,456
Share issuance costs	-	-	-	-	(4,216)	(4,216)
Net loss for the year	-	-	-	-	(347,603)	(347,603)

Balance, December 31, 2002	51,802,189	34,523,913	-	21,456	(34,409,336)	136,033

Issuance of common shares through exercise of options	100,000	24,379	-	-	-	24,379
Equity component of convertible notes	-	-	-	375,000	-	375,000
Stock option compensation	-	-	-	127,326	-	127,326
Net loss for the year	-	-	-	-	(744,516)	(744,516)

Balance, December 31, 2003	51,902,189	$34,548,292	$-	$523,782	$(35,153,852)	$(81,778)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Shareholders’ Equity (Capital Deficit)
(US dollars)

				Deficit
				Accumulated	Total
From the Date of Inception			Additional	During the	Shareholders’
(November 21, 1985)	Common		Paid-in	Exploration	Equity
through December 31, 2011	Shares	Amount	Capital	Stage	(Capital Deficit)

Balance, carried forward from previous page	51,902,189	$34,548,292	$523,782	$(35,153,852)	$(81,778)

Issuance of common shares for cash	8,000,000	3,036,282	-	-	3,036,282
Issuance of common shares for convertible notes	978,260	225,000	-	-	225,000
Issuance of common shares through exercise of options	200,000	55,861	-	-	55,861
Share issuance costs	-	-	-	(38,975)	(38,975)
Net loss for the year	-	-	-	(1,772,250)	(1,772,250)

Balance, December 31, 2004	61,080,449	37,865,435	523,782	(36,965,077)	1,424,140

Issuance of common shares through exercise of options	110,000	21,049	-	-	21,049
Stock option compensation	-	-	48,592	-	48,592
Net loss for the year	-	-	-	(1,476,324)	(1,476,324)

Balance, December 31, 2005	61,190,449	37,886,484	572,374	(38,441,401)	17,457

Issuance of common shares through private placement	7,200,000	1,614,716	1,520,899	-	3,135,615
Issuance of common shares through exercise of options	100,000	30,853	-	-	30,853
Issuance of common shares through exercise of warrants	8,978,260	4,659,173	-	-	4,659,173
Issuance of common shares for convertible notes	652,174	150,000	39,917	-	189,917
Stock option compensation	-	-	814,810	-	814,810
Modification of warrants	-	-	889,117	-	889,117
Share issuance costs	-	-	-	(62,888)	(62,888)
Net loss for the year	-	-	-	(4,910,036)	(4,910,036)

Balance, December 31, 2006	78,120,883	44,341,226	3,837,117	(43,414,325)	4,764,018

Issuance of common shares for exercise of options	290,000	127,652	-	-	127,652
Issuance of common shares for property	30,000	24,600	-	-	24,600
Net loss for the year	-	-	-	(2,006,482)	(2,006,482)

Balance, December 31, 2007	78,440,883	44,493,478	3,837,117	(45,420,807)	2,909,788

Issuance of common shares through exercise of warrants	7,200,000	4,184,425	-	-	4,184,425
Net loss for the year	-	-	-	(3,996,777)	(3,996,777)

Balance, December 31, 2008	85,640,883	48,677,903	3,837,117	(49,417,584)	3,097,436

Cumulative effect of change in accounting principle	-	-	(863,402)	464,255	(399,147)
Issuance of common shares through private placement	2,337,500	1,396,646	-	-	1,396,646
Issuance of common shares through exercise of options	400,000	131,085	-	-	131,085
Reclassification of derivative liability on the exercise of stock options	-	-	156,834	-	156,834
Net loss for the year	-	-	-	(4,514,742)	(4,514,742)

Balance, December 31, 2009	88,378,383	50,205,634	3,130,549	(53,468,071)	(131,888)

Issuance of common shares through exercise of options (Note 5)	850,000	272,156	-	-	272,156
Reclassification of derivative liability on the exercise of stock options (Note 10)	-	-	654,033	-	654,033
Issuance of common shares through private placement (Note 5)	5,000,000	5,907,798	-	-	5,907,798
Share issuance costs (Note 5)	-	(45,765)	-	-	(45,765)
Net loss for the year	-	-	-	(9,983,926)	(9,983,926)

Balance, December 31, 2010	94,228,383	$56,339,823	$3,784,582	$(63,451,997)	$(3,327,592)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Shareholders’ Equity Capital Deficit)
(US dollars)

				Deficit
				Accumulated	Total
From the Date of Inception				During the	Shareholders’
(November 21, 1985)	Common		Additional Paid-	Exploration	Equity
through December 31, 2011	Shares	Amount	in Capital	Stage	(Capital Deficit)

Balance carried forward from previous page	94,228,383	$56,339,823	$3,784,582	$(63,451,997)	$(3,327,592)

Issuance of common shares through exercise of options (Note 5)	1,250,000	972,559	-	-	972,559
Issuance of common shares through exercise of warrants (Note 5)	2,500,000	4,594,237	-	-	4,594,237
Reclassification of derivative liability on exercise of warrants (Note 10)	-	-	1,629,668	-	1,629,668
Reclassification of derivative liability on the exercise of stock options (Note 10)	-	-	2,993,685	-	2,993,685
Net loss for the year	-	-	-	(3,230,641)	(3,230,641)

Balance, December 31, 2011	97,978,383	$61,906,619	$8,407,935	$(66,682,638)	$3,631,916

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Cash Flows
(US dollars)

				Cumulative
				from Date of
				Inception
				(November 21,
	Year Ended	Year Ended	Year Ended	1985) through
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2009	2011

Operating activities:
Net loss for period	$(3,230,641)	$(9,983,926)	$(4,514,742)	$(66,458,792)
Adjustments to reconcile net loss to cash used in operating activities:
Asset impairment loss	938,770	133,436	167,898	33,207,798
Abandoned mineral property interests	-	-	-	277,251
Amortization and depreciation	9,876	8,119	6,024	479,796
Amortization of debt discount	-	-	-	375,000
Adjustment to asset retirement obligation based on changes in cash flow estimates	-	-	6,882	(223,583)
Accretion expense	33,667	15,981	7,779	105,029
Change in fair value of derivative liability including change in foreign exchange	(1,213,913)	6,575,406	2,095,300	7,456,793
Gain on disposition of property and equipment	-	-	-	(10,032)
Stock option compensation	-	46,275	357,989	1,416,448
Financing charges related to modification of warrants	-	-	-	889,117
Mineral property expenditures	-	-	-	(22,395,449)
Changes in assets and liabilities:
Receivables	21,280	(18,192)	(4,553)	(21,516)
Prepaid expenses and other current assets	(104,362)	(20,613)	356	(231,375)
Accounts payable and accrued liabilities	(115,001)	153,927	(20,456)	307,430
Royalty and mining rights payable	(3,385)	17,108	(48,034)	13,723

Cash used in operating activities	(3,663,709)	(3,072,479)	(1,945,557)	(44,812,362)

Investment activities:
Purchase of mineral properties	(938,770)	(133,436)	(167,898)	(8,875,562)
Deposits on mineral properties	-	-	-	(1,017,551)
Purchase of financial assurance	(9,527)	-	(14,845)	(296,180)
Purchase of property and equipment	-	(120,529)	-	(1,434,367)
Proceeds from sale of property and equipment	-	-	-	47,153

Cash used in investing activities	(948,297)	(253,965)	(182,743)	(11,576,507)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Cash Flows (Continued)
(US dollars)

				Cumulative
				from Date of
				Inception
				(November 21,
	Year Ended	Year Ended	Year Ended	1985) through
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2009	2011

Financing activities:
Borrowing under long-term debt	$-	$-	$-	$3,918,187
Payment of long-term debt	-	-	-	(2,105,905)
Proceeds from convertible debt	-	-	-	440,000
Issuance of common shares for cash	-	7,634,316	1,396,646	28,871,618
Share issuance costs	-	(45,765)	-	(733,866)
Issuance of special warrants	-	-	-	18,091,667
Issuance of common shares upon exercise of stock options	972,559	272,156	131,085	1,534,305
Issuance of common shares upon exercise of warrants	4,594,237	-	-	14,295,118

Cash provided by financing activities	5,566,796	7,860,707	1,527,731	64,311,124

Net change in cash and cash Equivalents	954,790	4,534,263	(600,569)	7,922,255

Cash and cash equivalents, beginning balance	6,967,465	2,433,202	3,033,771	-

Cash and cash equivalents, ending balance	$7,922,255	$6,967,465	$2,433,202	$7,922,255

Supplementary Disclosures of Cash Flow Information (Note 9)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009
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

Principles of Consolidation These consolidated financial statements include the accounts of Golden Queen, a British Columbia corporation, and its wholly-owned subsidiary, Golden Queen Mining Co., Inc. (the “Subsidiary”), a US (State of California) corporation and, until its dissolution on August 27, 2007, the Karma Wegmann Corporation (see Note 3).

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

The Company places its cash and cash equivalents with high quality financial. At times, such investments may be in excess of FDIC insurance limits. To date, the Company has not experienced a loss or lack of access to its invested cash and cash equivalents. However, no assurance can be provided that access to the Company’s invested cash and cash equivalents will not be impacted by adverse economic conditions in the financial markets.

Property and Equipment Property and equipment are stated at the lower of cost or net realizable value less accumulated depreciation. Depreciation is provided by the straight-line method over the estimated service lives of the respective assets, which range from 3 to 30 years, as follows:

Buildings	20 years
Furniture and Fixtures	5 years
Automobiles	3 to 5 years
Rental Properties	30 years

Mineral Properties Mineral properties includes the cost of advance minimum royalty payments, the cost of capitalized mineral property leases and mineral property acquisition costs. Expenditures for exploration and development on specific mineral properties with no proven reserves are expensed as incurred. Mineral property costs will be amortized against future revenues or charged to operations at the time the related mineral property is determined to have an impairment in value.

Carrying Value of Mineral Property Interests The cost of acquiring mineral property interests is capitalized. Capitalized acquisition costs are expensed in the period in which it is determined that the mineral property has no future economic value. Capitalized amounts may be written down if future cash flows, including potential sales proceeds related to the property, are estimated to be less than the carrying value of the property. The Company reviews the carrying value of mineral property interests periodically and whenever events or changes in circumstances indicate that the carrying value may not be recoverable, reductions in the carrying value of each property would be recorded to the extent the carrying value of the investment exceeds the property’s estimated fair value.

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

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009
(US dollars)

Valuation of Long-lived Assets Accounting standards require recognition of impairment of long-lived assets in the event the carrying value of such assets may not be recoverable. It requires that those long-lived assets to be disposed of by sale are to be measured at the lower of carrying amount or fair value less cost of sale whether reported in continuing operations or in discontinued operations. In accordance with the provisions of the accounting standard, the Company reviews the carrying value of its mineral properties on a regular basis. Estimated undiscounted future cash flow from the mineral properties is compared with the current carrying value in order to determine if an impairment exists. Reductions to the carrying value, if necessary, are recorded to the extent the net book value of the property exceeds the estimate of future discounted cash flow or liquidation value.

Foreign Currency Translation The Company’s functional and reporting currency, the US dollar is the primary economic currency. Assets and liabilities in foreign currencies are generally translated into US dollars at the exchange rates on the balance sheet date. Revenues and expenses are translated at exchange rates on the date of the transaction. Where amounts denominated in a foreign currency are converted into US dollars by remittance or repayment, the realized exchange differences are included in other income. The exchange rates prevailing at December 31, 2011, 2010 and 2009 were $1.02, $0.99 and $1.05 stated in Canadian dollars per one US dollar, respectively. The average rates of exchange during the years ended December 31, 2011, 2010 and 2009 were $0.99, $1.02 and $1.14, stated in Canadian dollars per one US dollar, respectively.

Loss Per Share The Company computes and discloses loss per share in accordance with ASC 260, “Earnings per Share”, which requires dual presentation of basic loss per share and diluted loss per share on the face of all income statements presented for all entities with complex capital structures. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options and warrants. Since the Company’s stock options and warrants are anti-dilutive for all periods presented, there is no difference between basic and diluted loss per share as presented. A total of 1,800,000 (2010 – 5,550,000, 2009 – 3,850,000) common shares were issuable pursuant to such stock options at December 31, 2011.

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

Fair Value of Financial Instruments The carrying amounts reported in the balance sheets for cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair values because of the immediate or short-term maturity of these financial instruments. The fair value of the reclamation financial assurance approximates the carrying value because the stated interest rates reflect recent market conditions or because the rates are variable in nature.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009
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

Stock Option Plan In 2009, the Company’s Board of Directors adopted a second stock option plan referred to as the 2008 stock option plan (the “2008 Plan”). Pursuant to the 2008 Plan, a further 7,200,000 shares were reserved for the issuance on exercise of options granted under the new plan. The exercise price of stock options granted under the 2008 Plan is determined by the Board, but shall not be less than the volume weighted average price for the five trading days immediately prior to the award date. All options granted under the 2008 Plan will be subject to such vesting requirements as may be prescribed by the Exchange, if applicable, or as may be imposed by the Board. All stock options granted under the 2008 Plan and outstanding as at December 31, 2011 expire at a date determined by the Company’s Board of Directors, not exceeding five years from the date of grant.

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

Recent Accounting Pronouncements

(i)

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05. Entities will not be required to comply with the presentation requirements in ASU No. 2011-05 that this ASU is deferring. For this reason, the transition guidance in paragraph 220-10- 65-2 is consistent with that for Update 2011-05. The amendment is effective for interim and annual periods commencing December 15, 2011. Early adoption is permitted. The adoption of the standard did not have any impact on the Company’s consolidated financial statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009
(US dollars)

Recent Accounting Pronouncements - Continued

(ii)

The FASB has issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards CodificationTM (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. The amendment is effective for interim and annual periods commencing December 15, 2011. Early adoption is permitted. The adoption of the standard did not have any impact on the Company’s consolidated financial statements.

(iii)

The FASB has issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (IASB) (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value”. The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and IFRS. The amendments to the Codification in this ASU are to be applied prospectively. The amendments are effective for interim and annual periods commencing December 15, 2011. Early application is not permitted. The adoption of the standard did not have any impact on the Company’s consolidated financial statements.

(iv)

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718). The objective of this update is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. It provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance or service condition is required to be classified as a liability. The amendment in this update is effective for the Company’s interim period and annual periods beginning on January 1, 2011. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The adoption of the standard did not have any impact on the Company’s consolidated financial statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009
(US dollars)

1. Basis of Presentation and Ability to Continue as a Going Concern

The Company has had no revenues from operations since inception and as at December 31, 2011 has a deficit of $66,682,638 (2010 - $63,451,997) accumulated during the exploration stage. Management plans to control current costs and does not anticipate requiring additional financing to fund Company activities over the next twelve months.

The Company released the results of a feasibility study in a news release on April 6, 2011. The Company has not as yet made a production decision. The Company is evaluating various financing options for the construction of the operating facility at Soledad and these may include:

a.	An equity financing;
b.	A combination of equity and debt; and
c.	A merger with an established mining company.

The ability of the Company to obtain financing for its ongoing activities and thus maintain solvency, or to fund construction of the operating facility at Soledad, is dependent on equity market conditions, the market for precious metals, the willingness of other parties to lend the Company money or the ability to find a merger partner. While the Company has been successful at certain of these efforts in the past, there can be no assurance that future efforts will be successful. This raises substantial doubt about the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009
(US dollars)

2. Property and Equipment

Property and equipment consists of:

	2011	2010
Buildings	$110,730	$110,730
Furniture and fixtures	56,090	56,090
Automobiles	21,401	21,401
Rental properties	349,794	349,794
Property and equipment, cost	538,015	538,015
Less accumulated depreciation	(229,565)	(219,689)
Property and equipment, net	$308,450	$318,326

3. Mineral Properties

The Company formerly capitalized amounts that were paid to acquire mineral property interests and for professional services rendered in the exploration, drilling, sampling, engineering and other related technical, managerial and professional services toward the evaluation and development of its Property. The Company’s investment in mineral properties in the amount of $32,155,725 (2010 - $30,951,041) was fully provided for by the year ended December 31, 2011.

	2011	2010
Exploration and development expenditures	$21,015,506	$21,015,506
Mineral properties	7,010,158	6,071,388
Advance minimum royalty	3,714,626	3,482,379
Asset retirement obligations	415,435	381,768
Impairment loss	(32,155,725)	(30,951,041)
Total	$-	$-

In July 2006, the Company acquired through the purchase of the Karma Wegmann Corporation a tract of land contiguous to the Property, in consideration of $875,000 paid to the vendors. The mineral properties owned by Karma Wegmann Corporation were transferred to the Company and management determined that a write-down of $875,000 was necessary in 2006. The Karma Wegmann Corporation was wound-up on August 27, 2007.

The Company is required to pay a royalty of 1% of gross smelter returns to the original owners of the Karma Wegmann Corporation for a period of up to 60 years, not to exceed $60,000,000, upon commencement of commercial production from the Property formerly owned by Karma Wegmann Corporation. As of December 31, 2011, the Company has not incurred any royalty as the Property has not been in production.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009
(US dollars)

4. Income Taxes

The tax effects of the temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows:

	2011	2010

Net operating and capital losses	$8,382,000	$9,174,000
Property and equipment	125,000	327,000
Mineral properties and deferred exploration costs	3,085,000	2,141,000
Asset retirement obligations	77,000	63,000
Foreign exchange (gain) loss	(49,000)	(43,000)
Undeducted financing costs	8,000	10,000
Valuation allowance	(11,628,000)	(11,672,000)

Deferred tax assets (liabilities)	$-	$-

The provision for income taxes differ from the amount established using the statutory income tax rate as follows:

	2011	2010	2009
Income tax benefit at Canadian statutory rate	$(856,000)	$(2,845,000)	$(1,354,000)
Foreign income taxes at other than Canadian statutory rate	(278,000)	(176,000)	(64,000)
Change in fair value of derivative liability	(329,000)	1,797,000	681,000
Non-deductible penalty	(16,000)	-	-
Non-deductible stock-based compensation	-	14,000	-
Share issuance costs	-	(7,000)	-
Non-taxable portion of foreign exchange gain	61,000	(43,000)	-
Expiry of losses carried forward	1,372,000	253,000	699,000
Effect of reduction in statutory rate	12,000	18,000	61,000
Adjustment due to change in estimates	78,000	-	-
Increase (decrease) in valuation allowance	(44,000)	989,000	(23,000)
Deferred tax recovery	$-	$-	$-

The Company’s deferred tax assets include approximately $8,000 (2010 - $10,000) related to deductions for share issue costs in excess of amounts deducted for financial reporting purposes. If and when the valuation allowance related to these amounts is reversed, the Company will recognize this benefit as an adjustment to share capital as opposed to income tax expense in the consolidated statements of loss.

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax assets has been established at both December 31, 2011 and 2010.

As at December 31, 2011, the Company had net operating loss carry-forwards available to reduce taxable income in future years as follows:

Country	Amount	Expiration Dates

United States – Federal	$ 19,900,000	2017 - 2031
Canada (C$)	$ 6,600,000	2014 - 2031

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009
(US dollars)

4. Income Taxes - Continued

These consolidated financial statements do not reflect the potential effect on future income taxes of the application of these losses.

The FASB’s guidance for “Accounting for Uncertainty in Income Taxes” clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has evaluated its tax positions for the years ended December 31, 2011 and 2010 and determined that it has no uncertain tax positions requiring financial statement recognition.

Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a 100% valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets.

5. Share capital

Common shares - 2011

In January 2011, 100,000 stock options were exercised and the Company issued 100,000 common shares at C$0.77 per share for proceeds of $77,426 (C$77,000).

In March 2011, 50,000 stock options were exercised and the Company issued 50,000 common shares at C$0.77 per share for proceeds of $39,390 (C$38,500).

In April 2011, 1,050,000 stock options were exercised and the Company issued 1,050,000 common shares at C$0.77 per share for proceeds of $842,463 (C$808,500).

In August 2011, 50,000 stock options were exercised and the Company issued 50,000 common shares at C$0.26 per share for proceeds of $13,280 (C$13,000).

In November 2011, 2,500,000 warrants were exercised and the Company issued 1,250,000 common shares at C$1.75 per share and 1,250,000 common shares at C$2.00 per share for total proceeds of $4,594,237 (C$4,687,500).

Common shares – 2010

In January 2010, 700,000 stock options were exercised and the Company issued 700,000 common shares at C$0.35 per share for proceeds of $234,113 (C$245,000).

In April 2010, the Company granted 50,000 stock options to consultants, which are exercisable at C$1.24 per share and expire on April 18, 2015.

On June 1, 2010, the Company issued 5,000,000 units at C$1.60 per unit for gross proceeds of $7,634,316 (C$8,000,000) and incurred professional fees of $45,765 as share issuance costs. Each unit consisted of one common share, one-quarter of one Class A purchase warrant and one-quarter of one Class B purchase warrant. Each whole Class A warrant is exercisable to acquire one additional common share of the Company at a price of C$1.75. Each Class B warrant is exercisable to acquire one additional common share of the Company at a price of C$2.00. Both Class A and Class B warrants expire December 1, 2011. The aggregate fair value of the Class A and Class B purchase warrants was $1,726,518, which was recorded in derivative liability and the Company allocated the remaining proceeds of $5,907,798 to the common shares. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions:

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009
(US dollars)

5. Share capital - Continued

Common shares – 2010 - Continued

2010

Expected life years	1.5
Interest rate	1.37%
Volatility	114%
Dividend yield	Nil

In September 2010, 50,000 stock options were exercised and the Company issued 50,000 common shares at C$0.26 per share for proceeds of $12,487 (C$13,000).

In October 2010, 100,000 stock options were exercised and the Company issued 100,000 common shares at C$0.26 per share for proceeds of $25,565 (C$26,000).

In connection with the guidance of ASC 815-40-15, as the options and warrants are exercisable in a currency other than the functional currency of the Company they do not meet the “fixed-for-fixed” criteria of the guidance. As a result, the Company was required to separately account for the Class A and Class B warrants issued in connection with the private placement noted above as a derivative instrument liability.

Common shares – 2009

In July 2009, the company issued 2,337,500 common shares at C$0.65 per share for proceeds of $1,396,648 (C$1,519,375).

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

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009
(US dollars)

5. Share capital - Continued

Stock options continued

The following is a summary of stock option activity during the years ended December 31, 2011 and 2010:

		Weighted
		Average Exercise
	Shares	Price per Share

Options outstanding and exercisable, January 1, 2009	2,300,000	C$0.57
Granted	1,950,000	C$0.26
Exercised	(400,000)	C$0.35

Options outstanding and exercisable, January 1, 2010	3,850,000	C$0.44
Granted	50,000	C$1.24
Exercised	(850,000)	C$0.33

Options outstanding and exercisable, December 31, 2010	3,050,000	C$0.48
Exercised	(1,250,000)	C$0.75

Options outstanding and exercisable, December 31, 2011	1,800,000	C$0.29

The stock-based compensation expense recognized on the grant date was $Nil (2010 - $46,275; 2009 - $357,989). Subsequent to the grant date, such options are revalued to fair value at each period-end (Note 10). The fair value of stock options granted as above is calculated using the following weighted average assumptions:

	2010	2009

Expected life years	5	5
Interest rate	1.95%	2.04%
Volatility	106%	112.3%
Dividend yield	0%	0%

As at December 31, 2011, the aggregate intrinsic value of the outstanding exercisable options was approximately $4,500,000 (2010 - $7,124,000; 2009 - $1,922,000). The total intrinsic value of 1,250,000 options exercised during 2011 was approximately $2,837,000 (2010 -$438,000; 2009 - $232,000).

There is no unamortized compensation expense as at December 31, 2011, 2010, and 2009, as all the outstanding options vested at the grant date.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009
(US dollars)

5. Share capital - Continued

Stock options - Continued

The following table summarizes information about stock options outstanding and exercisable at December 31, 2011:

		Weighted
		Average	Weighted
	Number	Remaining	Average
Expiry	Outstanding and	Contractual Life	Exercise
Date	Exercisable	(Years)	Price

January 28, 2014	1,750,000	2.07	C$0.26
April 18, 2015	50,000	3.29	C$1.24

	1,800,000	2.11	C$0.29

Warrants

The following is a summary of warrants activity during the years ended December 31, 2011 and 2010:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
		Price per	Life
	Shares	Share	(Years)	Expiry Date
Outstanding and exercisable, January 1, 2010 and 2009	-	-	-	-
Issued
Class A	1,250,000	$1.75	0.92	December 1, 2011
Class B	1,250,000	C$2.00	0.92	December 1, 2011
Outstanding and exercisable, December 31, 2010	2,500,000	C$1.88
Exercised
Class A	(1,250,000)	$1.75	-	December 1, 2011
Class B	(1,250,000)	C$2.00	-	December 1, 2011

Outstanding and exercisable, December 31, 2011	-	C$1.88	-

As at December 31, 2011, the aggregate intrinsic value of the outstanding warrants was approximately $Nil (2010 - $2,325,000; 2009 - $Nil). The total intrinsic value of 2,500,000 warrants that were exercised during 2011 was approximately $1,635,000 (2010 - $Nil; 2009 - $Nil).

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009
(US dollars)

6. Asset Retirement Obligations

The Company is required to provide the Bureau of Land Management, the State Office of Mine Reclamation and Kern County with a revised reclamation cost estimate annually. The financial assurance is adjusted once the cost estimate is approved (see Note 3).

As at December 31, 2011, the Company had provided reclamation financial assurance to the Bureau of Land Management, the State and Kern County totaling $296,180 (2010 - $286,653). This deposit earns interest at 0.1% per annum and is not available for working capital purposes.

The Company’s liability for reclamation of the property is estimated each year by an independent civil engineer. This estimate, once approved by state and county authorities, forms the basis for a cash deposit of reclamation financial assurance. In the absence of a long-term mining permit this estimate is the current obligation of the Company to clean up or reclaim its lands.

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and clean-up its Property. The Company estimated that total payments of approximately $415,000 over three years commencing in 2017 would be required to complete the reclamation obligations. In determining the estimated initial present value of the obligation, a discount factor of 9.0% (the credit-adjusted risk-free rate), and an inflation rate of 3.0% were used. The asset portion of the retirement obligations was written off in 2004. The following is a summary of asset retirement obligations:

	2011	2010
Balance, beginning of the year	$193,545	$177,564
Accretion expense	33,667	15,981
Balance, end of the year	$227,212	$193,545

7. Commitments and Contingencies

The Company has acquired a number of mineral properties outright and has acquired exclusive rights to explore, develop and mine the Property under various agreements with landowners.

The Company is required to make advance minimum royalty payments related to its mineral properties. The total advance minimum royalty in 2011 was $245,970 of which $13,723 remains unpaid (2010 - $185,276 of which $17,108 was unpaid, 2009 - $174,137) and the total advance minimum royalty owing for 2012 is expected to be approximately $188,000.

A mining lease agreement with a group of landowners expired in 2004. Negotiations with the group were completed and the agreements extended to 2041. Under the amended agreements, the Company paid advance minimum royalties of $7,500 per year for eight years for a total amount of $60,000 in August 2011 to bring the advance minimum royalties owing current to March 14, 2012.

The Company has agreed to issue 100,000 common shares as a finder’s fee upon commencement of commercial production on the Property in connection with certain property acquisitions. As of December 31, 2011, commercial production has not commenced and no shares have been issued.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009
(US dollars)

7. Commitments and Contingencies - Continued

In 2004, the Company entered into an agreement with the President of the Company to issue 300,000 bonus shares upon completion of certain milestones. Upon receipt by the Company of a bankable feasibility study and the decision to place the Property into commercial production, a bonus of 150,000 common shares would be issued. Upon commencement of commercial production on the Property, a bonus of 150,000 common shares would be issued. In May 2010, the Company entered into an amendment to the agreement whereby the 300,000 bonus shares would alternatively be issuable upon a change of control transaction, or upon a sale of all or substantially all of the Company’s assets, having a value at or above C$1.00 per share of the Company, with a further 300,000 bonus shares being issuable in the event the change of control transaction or asset sale occurred at a value at or above C$1.50 per share. This agreement is for a term of three years and shall automatically renew for two years. As at December 31, 2011, none of the milestones had been reached and no accrual was made in connection with these arrangements.

8. Related Party Transactions

Except as noted elsewhere in these consolidated financial statements, related party transactions are disclosed as follows:

For the year ended December 31, 2011, the Company paid $137,748 (2010 - $141,293, 2009 - $116,776) to Mr. H. L. Klingmann for services as President of the Company, paid $27,295 (2010 - $17,769, 2009 - $18,620) to Mr. Chester Shynkaryk for his consulting services to the Company, paid $20,218 (2010 - $Nil, 2009 - $Nil), of which $2,831 is payable (2010 - $Nil, 2009 - $Nil), to Mr. Ross McDonald for his services as CFO.

For the year ended December 31, 2011, the Company paid $2,022 (2010 - $1,974, 2009 - $1,752) to each of the four directors and $2,000 (2010 - $2,000, 2009 - $2,000) to a director as director’s fees.

All of the above transactions and balances are in the normal course of operations and are measured at the exchange amount.

9. Supplementary Disclosures of Cash Flow Information

				Amounts from Date
				of Inception
	Year Ended	Year Ended	Year Ended	(November 21, 1985)
	December 31,	December 31,	December 31,	through
	2011	2010	2009	December 31, 2011
Cash paid during year for:
Interest	$-	$-	$-	$1,192,911
Income taxes	$-	$-	$-	$-
Non-cash financing and investing activities:
Reclassification of derivative liability for exercised stock options and warrants	$4,623,353	$654,033	$156,834	$5,434,220
Stock option compensation	$-	$46,275	$357,989	$1,416,448
Financing charges related to modification of warrant’s term	$-	$-	$-	$889,117
Exchange of notes for common shares	$-	$-	$-	$1,727,282
Exchange of note for future royalty payments	$-	$-	$-	$150,000
Common shares issued for mineral property	$-	$-	$-	$304,811
Mineral property acquired through the issuance of long-term debt	$-	$-	$-	$1,084,833
Common shares issued upon conversion of convertible debt	$-	$-	$-	$414,917
Asset retirement obligations	$33,667	$15,981	$14,661	$227,212

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009
(US dollars)

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

During the year ended December 31, 2011, a total of 1,250,000 stock options treated as derivative liabilities were exercised. Upon exercise of these options, the portion of the derivative liability that pertained to these options was remeasured and recorded at its fair value of $2,993,685, subsequent to which it was reclassified to additional paid-in capital. The Company measured the fair value of the derivative liability pertaining to the options exercised using the Black-Scholes pricing model with the following range of assumptions: expected volatility – 43.70% - 78.82%, expected life – 0.01 – 2.47 years, risk-free discount rate – 1.04% - 1.88%, dividend yield – 0.00% .

During the year ended December 31, 2010, a total of 850,000 stock options treated as derivative liabilities were exercised. Upon exercise of these options, the portion of the derivative liability that pertained to these options was remeasured and recorded at its fair value of $654,033. The Company measured the fair value of the derivative liability pertaining to the options exercised using the Black-Scholes pricing model with the following range of assumptions: expected volatility – 33% - 116%, expected life – 0.01 – 3.30 years, risk-free discount rate – 1.17% - 1.52%, dividend yield – 0.00% .

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

As of December 31, 2011 and 2010, the Company had re-measured the remaining outstanding options and determined the fair value of the derivative liability to be $4,552,502 and $7,324,429, respectively, using the Black-Scholes option pricing model with the following assumptions:

	2011	2010

Risk-free interest rate	0.99% - 1.27%	1.52% - 2.41%
Expected life of derivative liability	2.08 to 3.30 years	0.30 to 4.30 years
Expected volatility	76.66% - 115.11%	69.88% - 118.22%
Dividend rate	0.00%	0.00%

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009
(US dollars)

10. Derivative Liability - Continued

During the year ended December 31, 2011, a total of 2,500,000 warrants treated as derivative liabilities were exercised. Upon exercise of these warrants the portion of the derivative liability that pertained to these warrants was re-measured and recorded at its fair value of $1,629,668, subsequent to which it was reclassified to additional paid-in capital. The Company measured the fair value of the derivative liability that pertained to the warrants using the Black-Scholes pricing model with the following range of assumptions: expected volatility – 167.710%, expected life – 0.003 years, risk-free discount rate – 1.01%, dividend yield – 0.00% .

As of December 31, 2011 and 2010, the Company re-measured outstanding warrants and determined the fair value of the derivative liability to be $Nil (2010 - $3,065,339, 2009 - $Nil) using the Black-Scholes option pricing model with the following assumptions:

	2011	2010	2009

Risk-free interest rate	-	1.67%	-
Expected life of derivative liability	-	0.92 years	-
Expected volatility	-	73.32%	-
Dividend rate	-	0.00%	-

As of December 31, 2011 and 2010, the changes of derivative liability for options and warrants are as follows:

	2011	2010

Balance, beginning of the year	$10,389,768	$2,695,602
Fair value of options granted	-	46,275
Fair value of warrants issued	-	1,726,518
Fair value of options exercised	(2,993,685)	(654,033)
Fair value of warrants exercised	(1,629,668)	-
Change in fair value of options and warrants including foreign exchange	(1,213,913)	6,575,406
Balance, end of the year	$4,552,502	$10,389,768