Form 10-Q
period 2012-03-31
GOLDEN QUEEN MINING CO LTD
filed 2012-05-10
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to __________________

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
As of March 31, 2012 the registrant’s outstanding common stock consisted of 97,978,383 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Financial Statements
March 31, 2012
(Unaudited - US dollars)

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Balance Sheets
(Unaudited – US dollars)

	March 31,	December 31,
	2012	2011
Assets

Current assets:
Cash and cash equivalents	$7,106,414	$7,922,255
Receivables	26,822	21,516
Prepaid expenses and other current assets	114,300	144,465

Total current assets	7,247,536	8,088,236

Property and equipment, net	305,954	308,450
Reclamation financial assurance	296,180	296,180

Total Assets	$7,849,670	$8,692,866

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable (Note 5)	$235,746	$183,934
Accrued liabilities	15,037	83,579
Advance minimum royalties	13,723	13,723

Total current liabilities	264,506	281,236

Asset retirement obligations	235,628	227,212
Derivative liability (Note 6)	4,150,226	4,552,502

Total Liabilities	4,650,360	5,060,950

Shareholders’ Equity:
Preferred shares, no par value, 3,000,000 shares authorized; no shares outstanding
Common shares, no par value, 150,000,000 shares authorized; March 31, 2012 – 97,978,383; (December 31, 2011 – 97,978,383) shares issued and outstanding (Note 3)	61,906,619	61,906,619
Additional paid-in capital	8,407,935	8,407,935
Deficit accumulated during the exploration stage	(67,115,244)	(66,682,638)

Total Shareholders’ Equity	3,199,310	3,631,916

Total Liabilities and Shareholders’ Equity	$7,849,670	$8,692,866

Basis of presentation and ability to continue as a going concern (Note 1)
Commitments and contingencies (Note 4)

Approved by the Directors:

“H. L. Klingmann”	“C. Shynkaryk”

H. Lutz Klingmann, Director	Chester Shynkaryk, Director

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Statements of Loss and Comprehensive Loss
(Unaudited – US dollars)

			Cumulative
			Amounts From
	Three	Three	Date of Inception
	Months	Months	(November 21,
	Ended	Ended	1985) Through
	March 31,	March 31,	March 31,
	2012	2011	2012

General and administrative expenses (Note 5)	$(680,545)	$(484,910)	$(27,219,857)
Asset impairment loss	(161,772)	(370,956)	(33,369,570)
Adjustment to asset retirement obligation changes in cash flow estimates	-	-	223,583
Accretion expense	(8,416)	(4,355)	(113,445)
Change in fair value of derivative liability including change in foreign exchange	402,276	126,779	(7,054,517)
Gain on settlement of debt	-	-	136,627
Abandoned mineral property interests	-	-	(277,251)

	(448,457)	(733,442)	(67,674,430)
Interest expense	-	-	(913,098)
Interest income	15,851	12,574	1,696,130

Net loss and comprehensive loss for the period	$(432,606)	$(720,868)	$(66,891,398)

Loss per share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	97,978,383	94,310,605

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Statement of Shareholders’ Equity (Capital Deficit)
(Unaudited – US dollars)

				Deficit	Total
				Accumulated	Shareholders’
	Common		Additional Paid-	During the	Equity (Capital
	Shares	Amount	in Capital	Exploration Stage	Deficit)

Balance, December 31, 2010	94,228,383	$56,339,823	$3,784,582	$(63,451,997)	$(3,327,592)

Issuance of common shares through exercise of options	1,250,000	972,559	-	-	972,559
Issuance of common shares through exercise of warrants	2,500,000	4,594,237	-	-	4,594,237
Reclassification of derivative liability on exercise of warrants	-	-	1,629,668	-	1,629,668
Reclassification of derivative liability on the exercise of stock options	-	-	2,993,685	-	2,993,685
Net loss for the year	-	-	-	(3,230,641)	(3,230,641)

Balance, December 31, 2011	97,978,383	61,906,619	8,407,935	(66,682,638)	3,631,916

Net loss for the period	-	-	-	(432,606)	(432,606)

Balance, March 31, 2012	97,978,383	$61,906,619	$8,407,935	$(67,115,244)	$3,199,310

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Statements of Cash Flows
(Unaudited – US dollars)

			Cumulative
			Amounts From
			Date of Inception
	Three Months	Three Months	(November 21,
	Ended	Ended	1985) Through
	March 31,	March 31,	March 31,
	2012	2011	2012

Operating activities:
Net loss for the period	$(432,606)	$(720,868)	$(66,891,398)
Adjustments to reconcile net loss to cash used in operating activities:
Asset impairment loss	161,772	370,956	33,369,570
Abandoned mineral property interests	-	-	277,251
Amortization and depreciation	2,496	2,469	482,292
Amortization of debt discount	-	-	375,000
Adjustment to asset retirement obligation based on changes in cash flow estimates	-	-	(223,583)
Accretion expense	8,416	4,355	113,445
Change in fair value of derivative liability including
change in foreign exchange	(402,276)	(126,779)	7,054,517
Gain on disposition of property and equipment	-	-	(10,032)
Stock option compensation	-	-	1,416,448
Financing charges related to modification of warrants	-	-	889,117
Mineral property expenditures	-	-	(22,395,449)
Changes in assets and liabilities:
Receivables	(5,306)	(9,980)	(26,822)
Prepaid expenses and other current assets	30,165	17,263	(201,210)
Accounts payable and accrued liabilities	(16,730)	(139,150)	290,700
Advance minimum royalties	-	(7,902)	13,723
Cash used in operating activities	(654,069)	(609,636)	(45,466,431)
Investing activities:
Purchase of mineral properties	(161,772)	(370,956)	(9,037,334)
Deposits on mineral properties	-	-	(1,017,551)
Purchase of reclamation bonds	-	-	(296,180)
Purchase of property and equipment	-	-	(1,434,367)
Proceeds from sale of property and equipment	-	-	47,153
Cash used in investing activities	(161,772)	(370,956)	(11,738,279)
Financing activities:
Borrowing under long-term debt	-	-	3,918,187
Payment of long-term debt	-	-	(2,105,905)
Proceeds from convertible debt	-	-	440,000
Issuance of common shares for cash	-	-	28,871,618
Share issuance costs	-	-	(733,866)
Issuance of special warrants	-	-	18,091,667
Issuance of common shares upon exercise of stock options	-	116,816	1,534,305
Issuance of common shares upon exercise of warrants	-	-	14,295,118
Cash provided by financing activities	-	116,816	64,311,124
Net change in cash and cash equivalents	(815,841)	(863,776)	7,106,414

Cash and cash equivalents, beginning balance	7,922,255	6,967,465
Cash and cash equivalents, ending balance	$7,106,414	$6,103,689	$7,106,414

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Three Months Ended March 31, 2012
(Unaudited – US dollars)

1.	Basis of Presentation and Ability to Continue as a Going Concern

These interim consolidated financial statements are presented in accordance with United States generally accepted accounting principles for interim financial statements, and are stated in US dollars. They do not include all the note disclosures required for annual financial statements. It is suggested that these consolidated interim financial statements be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2011 and the notes thereto included in the Company’s annual report for the year ended December 31, 2011. The Company follows the same accounting policies as those used for its annual consolidated financial statements in the preparation of this interim financial statement, except as disclosed under Note 2.

The Company has had no revenues from operations since inception and as at March 31, 2012 has a deficit accumulated during the exploration stage of $67,115,244. Management plans to control current costs and does not anticipate requiring additional financing to fund Company activities over the next twelve months.

The Company has not as yet made a production decision. The Company is evaluating various financing options for the construction of the operating facility at Soledad and these include:

a.	An equity financing;
b.	A combination of equity and debt and
c.	A merger with an established mining company.

The ability of the Company to obtain financing for its ongoing activities and thus maintain solvency, or to fund construction of the operating facility at Soledad, is dependent on equity market conditions, the market for precious metals, the willingness of other parties to lend the Company money or the ability to find a joint venture or a merger partner. While the Company has been successful at certain of these efforts in the past, there can be no assurance that future efforts will be successful. This raises substantial doubt about the Company’s ability to continue as a going concern.

These unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the information contained therein. The results for the three months ended March 31, 2012 are not necessarily indicative of the results expected for any subsequent quarter or for the year ending December 31, 2012.

2.	Significant Accounting Policies

Recent Accounting Pronouncements

i)

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12 Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05. Entities will not be required to comply with the presentation requirements in ASU No. 2011-05 that this ASU is deferring. For this reason, the transition guidance in paragraph 220-10-65-2 is consistent with that for Update 2011-05. The amendment is effective for interim and annual periods commencing December 15, 2011. Early adoption is permitted. The adoption of the standard did not have an impact on the Company’s consolidated interim financial statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Three Months Ended March 31, 2012
(Unaudited – US dollars)

2.	Significant Accounting Policies (Continued)

ii)

The FASB has issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification TM (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. The amendment is effective for interim and annual periods commencing December 15, 2011. The adoption was effective as of January 1, 2012 for the Company and the standard did not have an impact on the Company’s consolidated interim financial statements.

iii)

The FASB has issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (IASB) (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value”. The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and IFRS. The amendments to the Codification in this ASU are to be applied prospectively. The amendments are effective for interim and annual periods commencing December 15, 2011. Early application is not permitted. The adoption of this standard did not have an impact on the Company’s consolidated interim financial statements.

3.	Share Capital

Common Shares - 2012

There were no stock option exercises or issuances of common shares during the three-month period ended March 31, 2012.

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

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Three Months Ended March 31, 2012
(Unaudited – US dollars)

3.	Share Capital (Continued)

In August 2011, 50,000 stock options were exercised and the Company issued 50,000 common shares at $C0.26 per share for proceeds of $13,280 (C$13,000).

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

As of March 31, 2012, the Company has the following outstanding and exercisable options:

		Weighted Average
		Exercise Price per
	Number	Share

Options outstanding and exercisable, January 1, 2011	3,050,000	C$0.48
Exercised	(1,250,000)	C$0.75

Options outstanding and exercisable, December 31, 2011 and
March 31, 2012	1,800,000	C$0.29

The following table summarizes information about stock options outstanding at March 31, 2012:

		Weighted-Average
		Remaining Contractual
	Weighted-Average	Life
Number	Exercise Price	(Years)	Expiry Date

1,750,000	C$0.26	1.83	January 28, 2014
50,000	C$1.24	3.05	April 18, 2015

1,800,000	C$0.29	1.86

As at March 31, 2012, the aggregate intrinsic value of the outstanding exercisable options was $4,119,298 (March 31, 2011 - $6,680,074). No options were exercised during the three months ended March 31, 2012. The total intrinsic value of 150,000 options exercised during the period ended March 31, 2011 was $273,300.

There is no unamortized compensation expense as at March 31, 2012 as all the outstanding options vested at the grant date.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Three Months Ended March 31, 2012
(Unaudited – US dollars)

3.	Share Capital (Continued)

Warrants

The following summarizes information about warrant status at March 31, 2012:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise Price	Contractual
	Number	Per Share	Life (Years)	Expiry Date

Outstanding and exercisable, January 1, 2011	2,500,000	C$1.88	-	-

Exercised
Class A	(1,250,000)	C$1.75	-	December 1, 2011
Class B	(1,250,000)	C$2.00	-	December 1, 2011

Outstanding and exercisable, December 31, 2011 and March 31, 2012	-	-	-

As at March 31, 2012, the aggregate intrinsic value of the outstanding exercisable warrants was approximately $Nil (December 31, 2011 - $Nil).

4.	Commitments and Contingencies

The Company has acquired a number of mineral properties outright and has acquired exclusive rights to explore, develop and mine the Property under various agreements with landowners.

The Company is required to make advance minimum royalty payments related to its mineral properties. The total advance minimum royalty for the year ended December 31, 2011 was $245,970 and the Company is expected to make approximately $188,000 in 2012 to various landowners on the existing lease agreements.

A mining lease agreement with a group of landowners expired in 2004. Negotiations with the group were completed in 2011 and the agreements extended to 2041. Under the amended agreements, the Company paid advance minimum royalties of $7,500 per year for eight years for a total amount of $60,000 in August 2011 to bring the advance minimum royalties owing current to March 14, 2012.

In addition to the leases noted above, there were a number of lease agreements with other landowners that had expired in 2010 and 2011. One set of the expired lease agreements is considered material by the Company as it comprises a 50% interest in a claim group. The Company continues to negotiate to renew the leases and maintains a good relationship with the landholders involved. As the amounts cannot be reasonably estimated, the Company has not accrued any amounts in connection with the expired leases until such time the agreements are in place and the amounts are reasonably estimated.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Three Months Ended March 31, 2012
(Unaudited – US dollars)

4.	Commitments and Contingencies (Continued)

The Company has agreed to issue 100,000 common shares as a finder’s fee upon commencement of commercial production on the Property in connection with certain property acquisitions. As of March 31, 2012, commercial production has not commenced and no shares have been issued.

In 2004, the Company entered into an agreement with the President of the Company to issue 300,000 bonus shares upon completion of certain milestones. Upon receipt by the Company of a bankable feasibility study and the decision to place the Property into commercial production, a bonus of 150,000 common shares would be issued. Upon commencement of commercial production on the Property, a bonus of 150,000 common shares would be issued. In May 2010, the Company entered into an amendment to the agreement whereby the 300,000 bonus shares would alternatively be issuable upon a change of control transaction, or upon a sale of all or substantially all of the Company’s assets, having a value at or above C$1.00 per share of the Company, with a further 300,000 bonus shares being issuable in the event the change of control transaction or asset sale occurred at a value at or above C$1.50 per share. This agreement is for a term of three years and shall automatically renew for two years. As at March 31, 2012, none of the milestones had been reached and no commitment to issue the common shares has been recorded in connection with these arrangements.

5.	Related Party Transactions

Except as noted elsewhere in these consolidated financial statements, related party transactions are disclosed as follows:

For the three months ended March 31, 2012, $35,800 (2011 - $36,100) was paid to Mr. H. L. Klingmann for services as President of the Company, of which $Nil is payable as at March 31, 2012 (December 2011 - $Nil), $6,700 (2011 - $4,600) was paid to Mr. Chester Shynkaryk for consulting services to the Company, of which $Nil is payable as at March 31, 2012 (December 2011 - $Nil) and $7,500 (2011 - $Nil) was paid to Mr. Ross McDonald for consulting services, of which $2,800 is payable as at March 31, 2012 (December 2011 - $2,800).

All of the above transactions and balances are in the normal course of operations and are measured at the exchange amount.

6.	Derivative Liability

During the three months ended March 31, 2012, none of the stock options included in the derivative liability were exercised.

During the three months ended March 31, 2011, a total of 150,000 stock options included in the derivative liability were exercised. Upon exercise of these options, the portion of the derivative liability that pertained to these options was re-measured and recorded at its fair value of $273,061. The Company measured the fair value of the derivative liability pertaining to the options exercised using the Black-Scholes pricing model with the following range of assumptions: expected volatility – 65.50% - 74.20%, expected life – 0.08 – 0.24 years, risk- free discount rate – 1.68% - 1.72%, dividend yield – 0.00%.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Three Months Ended March 31, 2012
(Unaudited – US dollars)

6.	Derivative Liability (Continued)

As at March 31, 2012, the Company re-measured outstanding options and determined the fair value of the derivative liability to be $4,150,226 (December 31, 2011 – $4,552,502) using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2012	December 31, 2011

Risk-free interest rate	1.20% - 1.57%	0.99% - 1.27%
Expected life of derivative liability	1.83 – 3.05 years	2.08 to 3.30 years
Expected volatility	62.32% - 74.91%	76.66% - 115.11%
Dividend rate	0.00%	0.00%

Since all of the warrants originally included as part of derivative liability were exercised as at December 31, 2011, there were no further adjustments to the derivative liability for warrants as at March 31, 2012.

As of March 31, 2012 and December 31, 2011, the changes in derivative liability for options and warrants are as follows:

	March 31, 2012	December 31, 2011

Balance, beginning of the period	$4,552,502	$10,389,768
Fair value of options exercised	-	(2,993,685)
Fair value of warrants exercised	-	(1,629,668)
Change in fair value of options and warrants including foreign exchange	(402,276)	(1,213,913)

Balance, end of the period	$4,150,226	$4,552,502

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Three Months Ended March 31, 2012
(Unaudited – US dollars)

7.	Supplemental Cash Flow Information

			Cumulative From
			Date of Inception
	Three months	Three months	(November 21,
	ended	ended	1985) through
	March 31, 2012	March 31, 2011	March 31, 2012

Cash paid during period for:
Interest	$-	$-	$1,192,911
Income taxes	$-	$-	$-

Non-cash financing and investing activities:
Reclassification of derivative liability for exercised stock options and warrants	$-	$273,061	$5,434,220
Stock option compensation	$-	$-	$1,416,448
Financing charges related to modification of warrant’s term	$-	$-	$889,117
Exchange of notes for common shares	$-	$-	$1,727,282
Exchange of note for future royalty payments	$-	$-	$150,000
Common shares issued for mineral property	$-	$-	$304,811
Mineral property acquired through the issuance of long-term debt	$-	$-	$1,084,833
Common shares issued upon conversion of convertible debt	$-	$-	$414,917
Asset retirement obligations	$8,416	$4,355	$235,628

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of the operating results and financial condition of Golden Queen Mining Co. Ltd. (the “Company”) is as at May 9, 2012 and should be read in conjunction with the unaudited interim consolidated financial statements of the Company for the quarter ended March 31, 2012 and the notes thereto.

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

Infill Drill Program

The Company announced that it had initiated an infill drill program in a news release on October 21, 2010. The drill program commenced in April 2011 and was completed in early May 2011.

An independent consulting engineering firm based in Sparks, Nevada has integrated the results from the infill drill program with a lower cutoff grade (the cutoff grade to date had been based upon gold and silver prices, operating cost estimates and gold and silver recoveries from the late 1990s). The consulting engineers have completed a detailed analysis of the geological model and the block model. The past mineral resource and mineral reserve estimates for the Project are being updated and will be released once available, in accordance with the provisions of NI 43-101.

Permitting Update

A detailed review of approvals and permits required for the Project is provided in the Company’s latest Form 10-K filing with the U.S. Securities and Exchange Commission (the “SEC”), dated March 31, 2011. The following is therefore only a brief update.

Land Use - Conditional Use Permits

The Kern County Planning Commission unanimously approved the Project at its regularly scheduled meeting in Bakersfield on April 8, 2010. All appeals that were subsequently filed against the Commission’s decision were withdrawn and the decision made by the Planning Commission is now final. The Planning Commission certified the SEIR, amended three Conditional Use Permits “(CUPs”) with a Mitigation Measures Monitoring Program and Conditions of Approval for the Project. The Mitigation Measures Monitoring Program and Conditions of Approval for the Project were amended by Kern County Planning Commission Resolution No. 171-10 adopted on October 28, 2010.

The State of California introduced backfilling requirements for open pit metal mines in December 2002. Norwest Corporation prepared a life-of-mine waste rock management plan and this plan incorporates sequential backfilling of mined-out phases of the open pit with limited double-handling of waste rock at the end of the mine life. This plan was incorporated in the Planning Commission’s approvals for the Project.

The Bureau of Land Management confirmed that its Record of Decision approving the Plan of Operations under NEPA in November 1997 remains valid.

There are 114 mitigation measures and conditions of approval in the Conditional Use Permits. The Company is currently addressing Condition 107 in the Conditional Use Permits that apply to closure and closing reclamation. Site inspections are conducted annually to verify that the Company is in compliance with the conditions of approval.

The Kern County Planning Department granted the Company an extension of time of three years to April 21, 2014 during which the Company can proceed with the Project. The extension was granted at a meeting held in the offices of the Planning Department on April 21, 2011.

A non-summary vacation of New Eagle Road was approved by the Kern County Board of Supervisors at a general public meeting held in Bakersfield on March 20, 2012. This was a further condition in the CUPs that has now been satisfied.

Water Quality – Waste Discharge Requirements

The Lahontan Regional Water Quality Control Board unanimously approved Waste Discharge Requirements and a Monitoring and Reporting Program for the Project at a public hearing held in South Lake Tahoe on July 14, 2010. The board order was subsequently signed by the Executive Officer of the Regional Board and is now in effect.

The Company’s consulting engineers have prepared a Stage I, Surface Water, Sediment and Erosion Control Plan for the construction and early mining phases of the Project. Storm Water discharges will be regulated by the State Water Resources Control Board under the State’s NPDES General Construction Storm Water Permit during the initial construction and early mining phases of the Project and under the NPDES General Industrial Storm Water Permit during mine operations. The Company’s consulting engineers, ARCADIS-U.S., Inc., a Qualified SWPPP Developer in California, have therefore prepared the designs and the Company has filed Permit Registration Documents electronically through the Storm Water Multiple Application and Report Tracking System (SMARTS). The Documents include a Notice of Intent, Storm Water Pollution Prevention Plan (SWPPP), Risk Assessment, a Site Map and a signed certification statement by the Legally Responsible Person. The Company has also paid the first annual fee. Note that the SWPPP alone is a 200-page document. Note further that the Documents filed through SMARTS meet applicable NPDES Storm Water Program requirements of the Kern County Engineering, Surveying & Permit Services Department. The Notice of Intent is now active.

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

Results of Operations

The following are the results of operations for the three months ended March 31, 2012, and the corresponding period ended March 31, 2011.

The Company had no revenue from operations.

The Company incurred general and administrative expenses of $680,545 (2011 - $484,910) during the three months ended March 31, 2012, and the corresponding period ended March 31, 2011. Costs were higher by $195,635 for the three months ended March 31, 2012 when compared with the same period in 2011.

The following significant general and administrative expenses were incurred during the quarter ended March 31, 2012 with a comparison to costs incurred during the same quarter in 2011:

  $22,160 (2011 - $0) for the detailed analysis of data required to construct the geological model and block model for the Project by an independent consulting engineering firm. A final NI 43- 101 compliant Technical Report is currently being prepared.

  $332,450 (2011 - $220,636) for detailed engineering of the Phase 1, Stage 1 heap leach pad and the associated site drainage plans, detailed engineering of two site grading plans, detailed engineering of the sub-station, mine design and drafting support. The detailed engineering allows contractors to provide solid cost estimates for the construction of the facilities. Ongoing engineering was also required to support the effort to secure outstanding approvals and permits.

  $96,352 (2011 - $60,610) for sampling and analysis of groundwater from monitoring and production wells to meet the requirements set in the Waste Discharge Requirements by the Lahontan Regional Water Quality Control Board. Work is continuing on an evaluation of alternative methods of sampling groundwater and a report has been prepared and submitted to the Regional Board..

  $49,462 (2011 - $40,509) for the review of draft Authority to Construct permits that were received in September 2011 and ongoing monitoring, maintenance and data recovery from the meteorological station on site. The Authority to Construct permit applications were prepared in the first quarter of 2011.

  $100,917 (2011 - $55,357) for legal fees incurred in support of ongoing efforts to conclude the approvals process for the Project, in negotiations with landholders to extend mining lease agreements and for general corporate legal fees.

  $40,265 (2011 - $20,120) for costs incurred by a contractor for ongoing cleanup on site, maintenance of houses owned by the Company and weekly safety inspections.

  $41,096 (2011 – 32,303) for accounting and audit fees. Accounting and audit fees were generally higher in 2011.

The Company recorded a change in fair value of a derivative liability including a change in foreign exchange of $402,276 for the quarter compared to $126,779 for the same quarter in 2011. This item is a non-cash item and was recorded in accordance with accounting pronouncement ASC 850-40-15. Refer to Note 6 Derivative Liability of the Interim Consolidated Financial Statements for a detailed analysis of the changes in fair value of the derivative liability.

Interest income of $15,851 (2011 - $12,574) was higher by $3,277 as there was more cash on deposit during the first quarter of 2012. Interest rates remained low during the quarter and are projected to remain low for the remainder of 2012 at least. There was no interest expense during the quarter.

The Company incurred a net loss of $432,606 (or $0.00 per share) during the quarter as compared to a net loss of $720,868 (or $0.01 per share) during the same quarter of 2011.

Summary of Quarterly Results

Results for the eight most recent quarters are set out in the table below:

Results for the quarter ended on:	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011
Item	$	$	$	$
Revenue Net loss for the quarter Net loss per share	Nil 432,606 0.00	Nil 230,281 0.00	Nil -981,654 -0.01	Nil -1,758,400 -0.02

Results for the quarter ended on:	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010
Item	$	$	$	$
Revenue Net loss for the quarter Net loss per share	Nil -720,868 -0.01	Nil -4,126,127 -0.04	Nil -3,125,127 -0.03	Nil -2,406,367 -0.03

The results of operations can vary from quarter to quarter depending upon the nature, timing and cost of activities undertaken during the quarter and whether or not the Company incurs gains or losses on foreign exchange or grants stock options.

Reclamation Financial Assurance and Asset Retirement Obligation

The Company provided reclamation financial assurance in the form of a Payment Bond Certificate backed by a Certificate Of Deposit with Union Bank of California in the amount of $296,180 effective October 2011. The estimate for reclamation financial assurance is $314,712 for 2012 and this estimate has been submitted to the Kern County Engineering, Surveying & Permit Services Department for review and approval.

The asset retirement obligation is estimated at $235,628 and this is shown as a liability on the Interim Consolidated Balance Sheet. The actual obligation could differ materially from these estimates.

Advance Minimum Royalties

The Company continues to pay advance minimum royalties to landholders and paid $14,220 in the first quarter of 2012.

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

Transactions with Related Parties

For the three months ended March 31, 2012, $35,800 (2011 – $36,100) was paid to Mr. H.L. Klingmann for services as president of the Company, of which $Nil was payable as at March 31, 2012 (December 2011 - $Nil), $6,700 (2011 - $4,600) was paid to Mr. C. Shynkaryk for consulting services to the Company, of which $Nil was payable as at March 31, 2012 (December 2011 - $Nil), and $7,500 (2011 -$Nil) was paid to Mr. G.R. McDonald for consulting services to the Company, of which $2,800 was payable as at March 31, 2012 (December 2011 - $2,800).

The Company amended a consulting services agreement originally entered into in 2004 with Mr. H.L. Klingmann, the President of the Company, in May of 2010. Under the original agreement, upon receipt by the Company of a feasibility study and a production decision made by the Company, a bonus of 150,000 common shares would be issued and upon commencement of commercial production on the Property, a bonus of 150,000 common shares would be issued. Pursuant to the amended agreement, an alternative 300,000 bonus shares would be issuable upon a change of control transaction or upon a sale of all or substantially all of the Company’s assets, having a value at or above C$1.00 per share of the Company, with a further 300,000 bonus shares being issuable in the event the change of control transaction or asset sale occurred at a value at or above C$1.50 per share. As at March 31, 2012, the milestones had not been reached and no accrual was made in connection with these arrangements.

There were no other transactions with related parties during the quarter ended March 31, 2012.

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

Liquidity and Capital Resources

The Company held $7,106,414 in cash and cash equivalents on March 31, 2012.

Cash used in Operating Activities:

Cash was used mainly for the ongoing development of the Project with major expenditures in four areas:

  Consulting engineering fees remained high due to the significant amount of ongoing, detailed engineering for Project facilities;

  Costs were incurred for ongoing sampling and analysis of groundwater from monitoring and production wells to meet the requirements set in the Waste Discharge Requirements by the Lahontan Regional Water Quality Control Board and work is continuing on an evaluation of alternative methods of sampling groundwater;

  Costs were incurred for the review of draft Authority to Construct permits that were received in September 2011 and ongoing monitoring, maintenance and data recovery from the meteorological station on site and

  Legal fees were incurred in support of ongoing efforts to conclude the approvals process for the Project, in negotiations with landholders to extend mining lease agreements and for corporate legal fees.

Cash from Financing Activities:

No cash was received from financing activities during the three months ended March 31, 2012 (2011 -$116,816).

Cash used in Investing Activities:

The Company purchased fee land for approximately $162,000 (2011 - $371,000) during the quarter. Cash used in investing activities will vary from quarter to quarter as willing sellers are found and acceptable prices can be negotiated during the quarter. Further purchases of fee land are being considered to provide room for a possible future expansion of heap leach pads and future expansion of the area required for the construction of facilities for the aggregate production component of the Project.

Working Capital:

As at March 31, 2012, the Company had current assets of $7,247,536 and current liabilities of $264,506 or working capital of $6,983,030.

Management does not expect that additional cash will be required beyond cash currently on hand for ongoing work on approvals and permits for the Project, for paying advance minimum royalties, for detailed engineering of facilities for the Project, for ongoing work on site, for additional land purchases and for general corporate purposes to the end of 2012. Refer also to Outlook below.

Outstanding Share Data

The number of shares issued and outstanding and the fully diluted share position are set out in the table below.

	No. of
Item	Shares
Shares issued and outstanding on December 31, 2010	94,228,383
Shares issued pursuant to the exercise of stock options	1,250,000
AuRico Gold Inc. warrants	2,500,000
Shares issued and outstanding on March 31, 2012	97,978,383	Exercise Price	Expiry Date
		C$0.26 &	28/01/14 &
Director and consultants stock options	1,800,000	C$1.24	19/04/15
Shares to be issued as a finders fee	100,000	Not Applicable	Not Applicable
Bonus shares to H.L. Klingmann	600,000	Not Applicable	Not Applicable
Fully diluted on March 31, 2012	100,478,383

The company's authorized share capital is 150,000,000 common shares with no par value.

Outlook

If the remaining approvals and permits are secured for the Project and a production decision is made, the Company will need significant additional financing to develop the Project into an operating mine. This is currently estimated at $106million and this includes working capital. The Company believes that financing for the Project can be secured if gold and silver prices remain at or near $1,457.00/oz and $39.63/oz respectively, the London a.m. fix for precious metals on April 6, 2011 and the prices used for the updated cash flow analyses referred to under . Gold and silver prices averaged $1,224.53/oz and $20.19/oz in 2010, $1,563.93 and $36.61 in 2011 and the London pm fix for gold and silver was $1,582.50/oz and $28.77/oz respectively on May 9, 2012.

The Company is evaluating various financing options for the Project and these may be combined:

a.	An equity financing;
b.	A combination of equity and debt and
c.	A merger with an established mining company.

It is not expected that the Company will hedge any of its gold or silver production.

The ability of the Company to develop a mine on the Property is subject to numerous risks, certain of which are disclosed in the Company’s latest Form 10-K filing with the SEC, dated March 29, 2012. Readers should evaluate the Company’s prospects in light of these and other risk factors.

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

There was a $161,772 asset impairment loss related to property interests recorded for the quarter ended March 31, 2012 (2011 - $370,956).

Asset Retirement Obligations

The Company’s liability for reclamation of the property is estimated each year by an independent civil engineer. This estimate, once approved by federal, state and county authorities, forms the basis for a cash deposit of reclamation financial assurance. In the absence of final approvals and permits for the Project, this estimate is the current obligation of the Company to reclaim its lands.

As at December 31, 2011, the Company had provided reclamation financial assurance to the Bureau of Land Management, the State and Kern County of $296,180 (2010 - $286,653). This deposit earns interest at 0.1% per annum and is not available for working capital purposes.

The asset retirement obligation recorded as a liability on the Interim Consolidated Balance Sheet is $235,628 (December 31, 2011 - $227,212).

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

Recently Issued Accounting Standards

A summary of Recently Issued Accounting Standards is provided under the Significant Accounting Policies header of the Notes to the Interim Consolidated Financial Statements for the quarter ended March 31, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We hold all of our cash in bank deposits with a single major Canadian financial institution. Based on the average cash balances during the three months ended March 31, 2012, a 1% decrease in interest rates would have reduced the interest income for the quarter ended March 31, 2012 to $Nil.

Foreign Currency Exchange Risk

Currency exchange fluctuations may impact the costs of our operations. Specifically, the appreciation of the C$ against the U.S.$ may result in an increase in our Canadian operating costs in U.S. dollar terms. We typically maintain approximately 98% of our cash balances in C$.

We currently do not engage in any currency hedging activities.

Commodity Price Risk

Our primary business activity is the development of a gold-silver, open pit,, heap leach operation on the Soledad Mountain property. Decreases in the price of either gold or silver from current levels has the potential to negatively impact our ability to secure the significant additional financing required to develop the Project into an operating mine. We do not currently engage in hedging transactions and we have no hedged mineral resources.

Item 4. Controls and Procedures.

Timely Disclosure

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act.” These rules refer to the controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. It is management’s responsibility to establish and maintain adequate internal control over financial reporting for the Company.

As of December 31, 2011 our Chief Executive Officer and Chief Financial Officer, and our external SOX consultants carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, and the material weaknesses outlined below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2012, the Company determined that there were deficiencies that constituted material weaknesses, as described below:

1.	Cash management of the Company’s wholly-owned subsidiary is conducted by one officer, which may result in misappropriation of funds.

2.

General expenditures, Project-related expenditures, asset acquisitions and fund transfers to the Company’s wholly-owned subsidiary are initiated by one officer, which may result in payments being made for fictitious or inappropriate transactions.

3.	The Company is in the exploration stage with limited resources and limited monitoring of internal control is conducted.

Management is currently evaluating and implementing remediation plans for any control deficiencies.

In light of the existence of these control deficiencies, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2012
GOLDEN QUEEN MINING CO. LTD.
(Registrant)

	By:	/s/ H. Lutz Klingmann
H. Lutz Klingmann
Principal Executive Officer

	By:	/s/ G. Ross McDonald
G. Ross McDonald
Principal Financial Officer