Form 10-Q
period 2012-06-30
GOLDEN QUEEN MINING CO LTD
filed 2012-08-13
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________to __________________

000-21777
(Commission File Number)

GOLDEN QUEEN MINING CO. LTD.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	Not Applicable
(State or other jurisdiction of incorporation)	(IRS Employer Identification)
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 9, 2012 the registrant’s outstanding common stock consisted of 97,978,383 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(An exploration stage company)
Interim Consolidated Financial Statements
June 30, 2012
(Unaudited - US dollars)

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Balance Sheets
(Unaudited – US dollars)

	June 30,	December 31,
	2012	2011
Assets

Current assets:
Cash and cash equivalents	$6,055,785	$7,922,255
Receivables	23,939	21,516
Prepaid expenses and other current assets	133,719	144,465

Total current assets	6,213,443	8,088,236

Property and equipment, net	303,458	308,450
Reclamation financial assurance	299,477	296,180

Total Assets	$6,816,378	$8,692,866

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable (Note 5)	$189,057	$183,934
Accrued liabilities	24,555	83,579
Advance minimum royalties	6,351	13,723

Total current liabilities	219,963	281,236

Asset retirement obligations	244,044	227,212
Derivative liability (Note 6)	2,969,328	4,552,502

Total Liabilities	3,433,335	5,060,950

Shareholders’ Equity:
Preferred shares, no par value, 3,000,000 shares authorized; no shares outstanding
Common shares, no par value, 150,000,000 shares authorized; June 30, 2012 – 97,978,383; (December 31, 2011 – 97,978,383) shares issued and outstanding (Note 3)	61,906,619	61,906,619

Additional paid-in capital	8,407,935	8,407,935
Deficit accumulated during the exploration stage	(66,931,511)	(66,682,638)

Total Shareholders’ Equity	3,383,043	3,631,916

Total Liabilities and Shareholders’ Equity	$6,816,378	$8,692,866

Basis of presentation and ability to continue as a going concern (Note 1)
Commitments and contingencies (Note 4)

Approved by the Directors:

“H. L. Klingmann”	“C. Shynkaryk”
H. Lutz Klingmann, Director	Chester Shynkaryk, Director

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Statements of Loss and Comprehensive Loss
(Unaudited – US dollars)

					Cumulative
					Amounts From
	Three	Three			Date of Inception
	Months	Months	Six Months	Six Months	(November 21,
	Ended	Ended	Ended	Ended	1985) Through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011	2012

General and administrative expenses (Note 5)	$(991,332)	$(1,190,859)	$(1,671,877)	$(1,675,769)	$(28,211,189)
Asset impairment loss	(11,142)	(247,599)	(172,914)	(618,555)	(33,657,963)
Adjustment to asset retirement obligation changes in cash flow estimates	-	-	-	-	223,583
Accretion expense	(8,416)	(4,355)	(16,832)	(8,710)	(121,861)
Change in fair value of derivative liability including change in foreign exchange	1,180,898	(328,601)	1,583,174	(201,822)	(5,873,619)
Gain on settlement of debt	-	-	-	-	136,627

	170,008	(1,771,414)	(278,449)	(2,504,856)	(67,504,422)
Interest expense	-	-	-	-	(913,098)
Interest income	13,725	13,014	29,576	25,588	1,709,855

Net and comprehensive income (loss) for the period	$183,733	$(1,758,400)	$(248,873)	$(2,479,268)	$(66,707,665)

Earnings (Loss) per share:

Basic and diluted	$0.00	$(0.02)	$(0.00)	$(0.03)

Weighted average number of common shares outstanding	97,978,383	95,260,801	97,978,383	94,788,328

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Statement of Shareholders’ Equity
(Unaudited – US dollars)

				Deficit
				Accumulated	Total
			Additional	During the	Shareholders’
	Common		Paid-in	Exploration	Equity (Capital
	Shares	Amount	Capital	Stage	Deficit)

Balance, December 31, 2010	94,228,383	$56,339,823	$3,784,582	$(63,451,997)	$(3,327,592)

Issuance of common shares through exercise of options	1,250,000	972,559	-	-	972,559
Issuance of common shares through exercise of warrants	2,500,000	4,594,237	-	-	4,594,237
Reclassification of derivative liability on exercise of warrants	-	-	1,629,668	-	1,629,668
Reclassification of derivative liability on the exercise of stock options	-	-	2,993,685	-	2,993,685
Net loss for the year	-	-	-	(3,230,641)	(3,230,641)

Balance, December 31, 2011	97,978,383	61,906,619	8,407,935	(66,682,638)	3,631,916

Net loss for the period	-	-	-	(248,873)	(248,873)

Balance, June 30, 2012	97,978,383	$61,906,619	$8,407,935	$(66,931,511)	$3,383,043

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Interim Consolidated Statements of Cash Flows
(Unaudited – US dollars)

			Cumulative
			Amounts From
			Date of Inception
	Six Months	Six Months	(November 21,
	Ended	Ended	1985) Through
	June 30,	June 30,	June 30,
	2012	2011	2012

Operating activities:
Net loss for the period	$(248,873)	$(2,479,268)	$(66,707,665)
Adjustments to reconcile net loss to cash used in operating activities:
Asset impairment loss	172,914	618,555	33,657,963
Amortization and depreciation	4,992	4,938	484,788
Amortization of debt discount	-	-	375,000
Adjustment to asset retirement obligation based on changes in cash flow estimates	-	-	(223,583)
Accretion expense	16,832	8,710	121,861
Change in fair value of derivative liability including change in foreign exchange	(1,583,174)	201,822	5,873,619
Gain on disposition of property and equipment	-	-	(10,032)
Stock option compensation	-	-	1,416,448
Financing charges related to modification of warrants	-	-	889,117
Mineral property expenditures	-	-	(22,395,449)
Changes in assets and liabilities:
Receivables	(2,423)	(1,050)	(23,939)
Prepaid expenses and other current assets	10,746	34,976	(220,629)
Accounts payable and accrued liabilities	(53,901)	420,764	253,529
Advance minimum royalties	(7,372)	89,098	6,351

Cash used in operating activities	(1,690,259)	(1,101,455)	(46,502,621)

Investing activities:
Purchase of mineral properties	(172,914)	(618,555)	(9,048,476)
Deposits on mineral properties	-	-	(1,017,551)
Purchase of reclamation bonds	(3,297)	(9,527)	(299,477)
Purchase of property and equipment	-	-	(1,434,367)
Proceeds from sale of property and equipment	-	-	47,153

Cash used in investing activities	(176,211)	(628,082)	(11,752,718)

Financing activities:
Borrowing under long-term debt	-	-	3,918,187
Payment of long-term debt	-	-	(2,105,905)
Proceeds from convertible debt	-	-	440,000
Issuance of common shares for cash	-	-	28,871,618
Share issuance costs	-	-	(733,866)
Issuance of special warrants	-	-	18,091,667
Issuance of common shares upon exercise of stock options	-	959,279	1,534,305
Issuance of common shares upon exercise of warrants	-	-	14,295,118

Cash provided by financing activities	-	959,279	64,311,124

Net change in cash and cash equivalents	(1,866,470)	(770,258)	6,055,785

Cash and cash equivalents, beginning balance	7,922,255	6,967,465	-

Cash and cash equivalents, ending balance	$6,055,785	$6,197,207	$6,055,785
Supplemental cash flow information (Note 7)

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Six Months Ended June 30, 2012
(Unaudited – US dollars)

1.	Basis of Presentation and Ability to Continue as a Going Concern

These interim consolidated financial statements are presented in accordance with United States generally accepted accounting principles for interim financial statements, and are stated in US dollars. They do not include all the note disclosures required for annual financial statements. It is suggested that these consolidated interim financial statements be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2011 and the notes thereto included in the Company’s annual report for the year ended December 31, 2011. The Company follows the same accounting policies as those used for its annual consolidated financial statements in the preparation of this interim financial statement.

The Company has had no revenues from operations since inception and as at June 30, 2012 has a deficit accumulated during the exploration stage of $66,931,511. Management plans to control current costs and does not anticipate requiring additional financing to fund Company activities over the next twelve months.

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

These interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the information contained therein. The results for the six months ended June 30, 2012 are not necessarily indicative of the results expected for any subsequent quarter or for the year ending December 31, 2012.

2.	Significant Accounting Policies

Recent Accounting Pronouncements

i)

On July 27, 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments allow an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The amendments in this Update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company is in the process of assessing the impact of this update on its consolidated financial statements.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Six Months Ended June 30, 2012
(Unaudited – US dollars)

2.	Significant Accounting Policies (Continued)

ii)

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12 Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05. Entities will not be required to comply with the presentation requirements in ASU No. 2011-05 that this ASU is deferring. For this reason, the transition guidance in paragraph 220-10-65-2 is consistent with that for ASU 2011-05. The amendment is effective for interim and annual periods commencing December 15, 2011. Effective January 1, 2012, the Company adopted this standard which did not have any impact on the Company’s interim consolidated financial statements.

iii)

The FASB has issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification TM (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. The amendment is effective for interim and annual periods commencing December 15, 2011. Effective January 1, 2012, the Company adopted this standard which did not have any impact on the Company’s consolidated interim financial statements.

iv)

The FASB has issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (IASB) (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value”. The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and IFRS. The amendments to the Codification in this ASU are to be applied prospectively. The amendments are effective for interim and annual periods commencing December 15, 2011. Effective January 1, 2012, the Company adopted this standard which did not have any impact on the Company’s consolidated interim financial statements.

3.	Share Capital

Common Shares - 2012

There were no stock option exercises or issuances of common shares during the six month period ended June 30, 2012.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Six Months Ended June 30, 2012
(Unaudited – US dollars)

3.	Share Capital (Continued)

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

As of June 30, 2012, the Company has the following outstanding and exercisable options:

		Weighted Average
	Number	Exercise Price

Options outstanding and exercisable, January 1, 2011	3,050,000	C$0.48
Exercised	(1,250,000)	C$0.75

Options outstanding and exercisable, December 31, 2011 and June 30, 2012	1,800,000	C$0.29

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Six Months Ended June 30, 2012
(Unaudited – US dollars)

3.	Share Capital (Continued)

The following table summarizes information about stock options outstanding at June 30, 2012:

		Weighted-Average
		Remaining Contractual
	Weighted-Average	Life
Number	Exercise Price	(Years)	Expiry Date
1,750,000	C$0.26	1.58	January 28, 2014
50,000	C$1.24	2.80	April 18, 2015

1,800,000	C$0.29	1.61

As at June 30, 2012, the aggregate intrinsic value of the outstanding exercisable options was approximately $2,904,365 (June 30, 2011 - $4,898,000). No options were exercised during the six months ended June 30, 2012. The total intrinsic value of 1,200,000 options exercised during the six month period ended June 30, 2011 was $2,870,000.

There is no unamortized compensation expense as at June 30, 2012 as all the outstanding options vested at the grant date.

Warrants

The following summarizes information about warrants status as at June 30, 2012:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise Price	Contractual
	Number	Per Share	Life (Years)	Expiry Date

Outstanding and exercisable, January 1, 2011	2,500,000	C$1.88	-	-

Exercised
Class A	(1,250,000)	C$1.75	-	December 1, 2011
Class B	(1,250,000)	C$2.00	-	December 1, 2011

Outstanding and exercisable, December 31, 2011 and June 30, 2012	-	-	-

4.	Commitments and Contingencies

The Company has acquired a number of mineral properties outright and has acquired exclusive rights to explore, develop and mine the Property under various agreements with landowners.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Six Months Ended June 30, 2012
(Unaudited – US dollars)

4.	Commitments and Contingencies (Continued)

The Company is required to make advance minimum royalty payments related to its mineral properties. The total advance minimum royalty for the year ended December 31, 2011 was $245,970 and the Company is expected to make approximately $188,000 in 2012 to various landowners on the existing lease agreements.

A mining lease agreement with a group of landowners expired in 2004. Negotiations with the group were completed in 2011 and the agreements extended to 2041. Under the amended agreements, the Company paid advance minimum royalties of $7,500 per year for eight years for a total amount of $60,000 in August 2011 to bring the advance minimum royalties owing current as at June 30, 2012.

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

The Company has agreed to issue 100,000 common shares as a finder’s fee upon commencement of commercial production on the Property in connection with certain property acquisitions. As of June 30, 2012, commercial production has not commenced and no shares have been issued.

In 2004, the Company entered into an agreement with the President of the Company to issue 300,000 bonus shares upon completion of certain milestones. Upon receipt by the Company of a bankable feasibility study and the decision to place the Property into commercial production, a bonus of 150,000 common shares would be issued. Upon commencement of commercial production on the Property, a further bonus of 150,000 common shares would be issued. In May 2010, the Company entered into an amendment to the agreement whereby the 300,000 bonus shares would alternatively be issuable upon a change of control transaction, or upon a sale of all or substantially all of the Company’s assets, having a value at or above C$1.00 per share of the Company, with a further 300,000 bonus shares being issuable in the event the change of control transaction or asset sale occurred at a value at or above C$1.50 per share. This agreement is for a term of three years and shall automatically renew for two years.

As at June 30, 2012, none of the milestones had been reached and no commitment to issue the common shares has been recorded in connection with these arrangements.

5.	Related Party Transactions

Except as noted elsewhere in these interim consolidated financial statements, related party transactions are disclosed as follows:

For the three and six months ended June 30, 2012, $32,500 and $68,000 (2011 - $37,400 and $73,500) was paid to Mr. H. L. Klingmann for services as President of the Company, of which $nil is payable as at June 30, 2012; $6,700 and $13,400 (2011 - $9,300 and $13,900) was paid to Mr. Chester Shynkaryk for consulting services to the Company, of which $nil is payable as at June 30, 2012; and $7,400 and $14,800 (2011 - $5,200 and $5,200) was paid to Mr. Ross McDonald for consulting services of which $2,800 is payable as at June 30, 2012 (2011 - $2,900).

All of the above transactions and balances are recorded at amounts established and agreed to between the related parties.

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Six Months Ended June 30, 2012
(Unaudited – US dollars)

6.	Derivative Liability

During the six months ended June 30, 2012, none of the stock options included in the derivative liability were exercised.

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

As at June 30, 2012, the Company re-measured the remaining outstanding stock options and determined the fair value of the derivative liability to be $2,969,328 (December 31, 2011 – $4,552,502) using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2012	December 31, 2011

Risk-free interest rate	1.03% - 1.08%	0.99% - 1.27%
Expected life of derivative liability	1.58 to 2.80 years	2.08 to 3.30 years
Expected volatility	61.19% - 66.83%	76.66% - 115.11%
Dividend rate	0.00%	0.00%

Since all of the warrants originally included as part of derivative liability were exercised as at December 31, 2011, no further adjustments to the derivative liability as at June 30, 2012, were necessary.

As of June 30, 2012 and December 31, 2011, the changes in derivative liability for options and warrants are as follows:

	June 30, 2012	December 31, 2011

Balance, beginning of the period	$4,552,502	$10,389,768
Fair value of options exercised	-	(2,993,685)
Fair value of warrants exercised	-	(1,629,668)
Change in fair value of options and warrants including foreign exchange	(1,583,174)	(1,213,913)

Balance, end of the period	$2,969,328	$4,552,502

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Interim Consolidated Financial Statements
For the Six Months Ended June 30, 2012
(Unaudited – US dollars)

7.	Supplemental Cash Flow Information

			Cumulative From
			Date of Inception
			(November 21,
	Six months	Six months	1985) through
	ended	ended
	June 30, 2012	June 30, 2011	June 30, 2012

Cash paid during period for:
Interest	$-	$-	$1,192,911
Income taxes	$-	$-	$-

Non-cash financing and investing activities:
Reclassification of derivative liability for exercised stock options and warrants	$-	$2,869,584	$5,434,220
Stock option compensation	$-	$-	$1,416,448
Financing charges related to modification of warrant’s term	$-	$-	$889,117
Exchange of notes for common shares	$-	$-	$1,727,282
Exchange of note for future royalty payments	$-	$-	$150,000
Common shares issued for mineral property	$-	$-	$304,811
Mineral property acquired through the issuance of long-term debt	$-	$-	$1,084,833
Common shares issued upon conversion of convertible debt	$-	$-	$414,917
Asset retirement obligations	$16,832	$8,710	$244,044

8.	Subsequent Events

In July 2012, the Company received notice that it had met all remaining major conditions of the conditional use permits for the Company’s Soledad Mountain Project. As a result, the Company now has the necessary approvals and permits required to proceed with the construction planning and implementation phase.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of the operating results and financial condition of Golden Queen Mining Co. Ltd. (the “Company”) is as at August 9, 2012 and should be read in conjunction with the unaudited interim consolidated financial statements of the Company for the quarter ended June 30, 2012 and the notes thereto.

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

The Company presented the results of the updated feasibility study and economic analysis for its Project in a news release on April 6, 2011. The updated feasibility study and economic analysis was prepared by Norwest Corporation, Vancouver with input from independent consulting engineers and management. The above projections are subject to the assumptions and parameters provided in the feasibility study, a copy of which is available in our Form 8-K filed with the SEC on May 17, 2011.

Infill Drill Program

The Company announced that it had initiated an infill drill program in a news release on October 21, 2010. The drill program commenced in April 2011 and was completed in early May 2011.

An independent consulting engineering firm based in Sparks, Nevada has integrated the results from the infill drill program with a lower cutoff grade (the cutoff grade to date had been based upon gold and silver prices, operating cost estimates and gold and silver recoveries from the late 1990s). The consulting engineers have completed a detailed analysis of the geological model and the block model. The past mineral resource and mineral reserve estimates for the Project are being updated and will be released once available, in accordance with the provisions of Canadian National Instrument 43-101 (“NI 43-101”). It is expected that the work will be completed in the third quarter of 2012.

Permitting Update

A detailed review of approvals and permits required for the Project is provided in the Company’s latest Form 10-K filing with the U.S. Securities and Exchange Commission (the “SEC”), dated March 29, 2012. The following is therefore only a brief update.

Land Use - Conditional Use Permits

The Kern County Planning Commission unanimously approved the Project at its regularly scheduled meeting in Bakersfield on April 8, 2010. All appeals that were subsequently filed against the Commission’s decision were withdrawn and the decision made by the Planning Commission is now final. The Planning Commission certified the Supplemental Environmental Impact Report, amended three Conditional Use Permits with a Mitigation Measures Monitoring Program and Conditions of Approval for the Project. The Mitigation Measures Monitoring Program and Conditions of Approval for the Project were amended by Kern County Planning Commission Resolution No. 171-10 adopted on October 28, 2010. There are 114 conditions of approval and mitigation measures in the Conditional Use Permits.

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

A non-summary vacation of New Eagle Road was approved by the Kern County Board of Supervisors at a general public meeting held in Bakersfield on March 20, 2012. This was a further condition in the Conditional Use Permits that has now been satisfied.

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

Under Condition 107 of the Conditional Use Permits, the Company was required to submit, prior to the commencement of mining, additional information relating to closure and closing reclamation. The Company submitted the required information to Kern County on November 28, 2011 and June 8, 2012. In accordance with the Surface Mining and Reclamation Act of 1975, Kern County consulted the State Department of Conservation/Office of Mine Reclamation. The Office of Mine Reclamation confirmed in a letter to Kern County dated June 29, 2012 that the additional information provided by the Company adequately demonstrated compliance with Condition 107 and this was confirmed by Kern County in a letter dated July 10, 2012.

Kern County also reviewed Resolutions 169-10, 170-10 AND 171-10, (i.e. the Conditional Use Permits which were approved by the Kern County Planning Commission in April 2010), to determine if any conditions remain outstanding that would preclude the Company from initiating mining activities under the approved surface mining and reclamation plan. County staff determined that the remaining conditions relate to construction of an access to site and building permits. The Company will address these conditions as it proceeds with construction planning and implementation.

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

Results of Operations

The following are the results of operations for the three months ended June 30, 2012, and the corresponding periods ended June 30, 2011.

The Company had no revenue from operations.

The Company incurred general and administrative expenses of $991,332 and $1,671,877 (2011 -$1,190,859 and $1,675,769) during the three and six months ended June 30, 2012, and the corresponding period ended June 30, 2011. Costs were lower by $199,527 for the three months ended June 30, 2012 when compared with the same period in 2011.

The following significant general and administrative expenses were incurred during the quarter ended June 30, 2012 with a comparison to costs incurred during the same quarter in 2011:

  $428,962 (2011 - $135,023) for detailed engineering of the Phase 1, Stage 1 heap leach pad and the associated site drainage plans, detailed engineering of two site grading plans, detailed engineering of the sub-station and site power distribution, mine design and drafting support. The detailed engineering allows contractors to provide solid cost estimates for the construction of the facilities. Ongoing engineering was also required to support the effort to secure outstanding approvals and permits.

  $55,800 (2011 - $30,300) for sampling and analysis of groundwater from monitoring and production wells to meet the requirements set in the Waste Discharge Requirements by the Lahontan Regional Water Quality Control Board. Work is also continuing on an evaluation of alternative methods of sampling groundwater and the proposed methods have now been approved by the Lahontan Regional Water Quality Control Board.

  $28,405 (2011 - $43,621) for ongoing monitoring, maintenance and data recovery from the meteorological station on site. The Authority to Construct permit applications were prepared in the first and second quarters of 2011.

  $67,405 (2011 - $64,790) for legal fees incurred in support of ongoing efforts to conclude the approvals process for the Project, in negotiations with landholders to extend mining lease agreements and for general corporate legal fees.

  $36,138 (2011 - $23,070) for costs incurred by a contractor for ongoing cleanup on site, maintenance of houses owned by the Company and weekly safety inspections.

  $77,815 (2011 – $41,897) for accounting and audit fees and fees incurred for the preparation of tax returns.

The Company recorded a change in fair value of a derivative liability including a change in foreign exchange of $1,180,898 for the quarter compared to $328,601 for the same quarter in 2011. This item is a non-cash item and was recorded in accordance with accounting pronouncement ASC 850-40-15. Refer to Note 6 Derivative Liability of the Interim Consolidated Financial Statements for a detailed analysis of the changes in fair value of the derivative liability.

Interest income of $13,725 (2011 - $13,014) was marginally higher by $711. Interest rates remained low during the quarter and are projected to remain low for the remainder of 2012 at least. There was no interest expense during the quarter.

The Company recorded net income of $183,733 (or $0.00 per share) during the quarter as compared to a net loss of $1,758,400 (or $0.02 per share) during the same quarter of 2011.

Summary of Quarterly Results

Results for the eight most recent quarters are set out in the table below:

Results for the quarter	June 30, 2012	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011
ended on:
Item	$	$	$	$
Revenue	Nil	Nil	Nil	Nil
Net loss for the quarter	+183,733	-432,606	-230,281	-981,654
Net loss per share	0.00	0.00	0.00	-0.01

Results for the quarter	June 30, 2012	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010
ended on:
Item	$	$	$	$
Revenue	Nil	Nil	Nil	Nil
Net loss for the quarter	-1,758,400	-720,868	-4,126,127	-3,125,127
Net loss per share	-0.02	-0.01	-0.04	-0.03

The results of operations can vary from quarter to quarter depending upon the nature, timing and cost of activities undertaken during the quarter and whether or not the Company incurs gains or losses on foreign exchange or grants stock options.

Reclamation Financial Assurance

The Company provided reclamation financial assurance in the form of a Payment Bond Certificate backed by a Certificate Of Deposit with Union Bank, N.A. in the amount of $296,180 effective October 2011. The deposit with Union Bank, N.A. earns interest at 0.1% per annum and is not available for working capital purposes. The estimate for reclamation financial assurance is $314,712 for 2012 and this estimate has been submitted to the Kern County Engineering, Surveying & Permit Services Department for review and approval.

Advance Minimum Royalties

The Company continues to pay advance minimum royalties to landholders and paid $58,947 in the second quarter of 2012.

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

Transactions with Related Parties

For the three and six months ended June 30, 2012, $32,500 and $68,000 (2011 - $37,400 and $73,500) was paid to Mr. H. L. Klingmann for services as President of the Company, of which $nil is payable as at June 30, 2012; $6,700 and $13,400 (2011 - $9,300 and $13,900) was paid to Mr. Chester Shynkaryk for consulting services to the Company, of which $nil is payable as at June 30, 2012; and $7,400 and $14,800 (2011 - $5,200 and $5,200) was paid to Mr. Ross McDonald for consulting services of which $2,800 is payable as at June 30, 2012 (2011 - $2,900).

The Company amended a consulting services agreement originally entered into in 2004 with Mr. H.L. Klingmann, the President of the Company, in May of 2010. Under the original agreement, upon receipt by the Company of a feasibility study and a production decision made by the Company, a bonus of 150,000 common shares would be issued and upon commencement of commercial production on the Property, a bonus of 150,000 common shares would be issued. Pursuant to the amended agreement, an alternative 300,000 bonus shares would be issuable upon a change of control transaction or upon a sale of all or substantially all of the Company’s assets, having a value at or above CAD$1.00 per share of the Company, with a further 300,000 bonus shares being issuable in the event the change of control transaction or asset sale occurred at a value at or above CAD$1.50 per share. As at June 30, 2012, the milestones had not been reached and no accrual was made in connection with these arrangements.

There were no other transactions with related parties during the quarter ended June 30, 2012.

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

Liquidity and Capital Resources

The Company held $6,055,785 in cash and cash equivalents on June 30, 2012.

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

  Costs were incurred for accounting and audit fees and fees incurred for the preparation of tax returns; and

  Legal fees were incurred in support of ongoing efforts to conclude the approvals process for the Project, in negotiations with landholders to extend mining lease agreements and for corporate legal fees.

Cash from Financing Activities:

No cash was received from financing activities during the three months ended June 30, 2012 (2011 -$842,463).

Cash used in Investing Activities:

The Company purchased fee land for $11,142 (2011 - $247,599) during the quarter. Cash used in investing activities will vary from quarter to quarter as willing sellers are found and acceptable prices can be negotiated during the quarter. Further purchases of fee land are being considered to provide room for a possible future expansion of heap leach pads and future expansion of the area required for the construction of facilities for the aggregate production component of the Project.

Working Capital:

As at June 30, 2012, the Company had current assets of $6,213,443 and current liabilities of $219,963 or working capital of $5,993,480.

Management does not expect that additional cash will be required beyond cash currently on hand for ongoing work on approvals and permits for the Project, for paying advance minimum royalties, for detailed engineering of facilities for the Project, for ongoing work on site, for additional land purchases and for general corporate purposes to the end of 2012. Refer also to “Outlook” below.

Outstanding Share Data

The number of shares issued and outstanding and the fully diluted share position are set out in the table below:

Item	No. of Shares
Shares issued and outstanding on December 31, 2010	94,228,383
Shares issued pursuant to the exercise of stock options	1,250,000
AuRico Gold Inc. warrants	2,500,000
Shares issued and outstanding on June 30, 2012	97,978,383	Exercise Price	Expiry Date
Director and consultants stock options	1,800,000	C$0.26 & C$1.24	28/01/14 & 19/04/15
Shares to be issued as a finder’s fee	100,000	Not Applicable	Not Applicable
Bonus shares to H.L. Klingmann	600,000	Not Applicable	Not Applicable
Fully diluted on June 30, 2012	100,478,383

The company's authorized share capital is 150,000,000 common shares with no par value.

Outlook

The Company now has final approvals in place for the Project. Once a production decision is made, the Company will need significant additional financing to develop the Project into an operating mine. This is currently estimated at $106 million and this includes working capital. The Company believes that financing for the Project can be secured if gold and silver prices remain at or near $1,457.00/oz and $39.63/oz respectively, the London a.m. fix for precious metals on April 6, 2011. Gold and silver prices averaged $1,224.53/oz and $20.19/oz in 2010, $1,563.93 and $36.61 in 2011 and the London p.m. fix for gold and silver was $1,615.00/oz and $28.02/oz respectively on August 9, 2012.

The Company is evaluating various financing options for the Project, as follows, which may be combined:

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

Subsequent Event

In July 2012, the Company received notice that it had met all remaining major conditions of the conditional use permits for the Company’s Soledad Mountain Project. As a result, the Company now has the necessary approvals and permits required to proceed with the construction planning and implementation phase.

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below.

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

There was a $11,142 asset impairment loss related to property interests recorded for the quarter ended June 30, 2012 (2011 - $247,599).

Asset Retirement Obligations

The Company’s liability for reclamation of the property is estimated each year by an independent civil engineer. This estimate, once approved by federal, state and county authorities, forms the basis for a cash deposit of reclamation financial assurance. This estimate is the current obligation of the Company to reclaim historical disturbances on land included within the Approved Project Boundary.

The asset retirement obligation recorded as a liability on the Interim Consolidated Balance Sheet is $244,044 (December 31, 2011 - $227,212). The actual obligation could differ materially from these estimates.

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

Recently Issued Accounting Standards

A summary of Recently Issued Accounting Standards is provided under the Significant Accounting Policies header of the Notes to the Interim Consolidated Financial Statements for the quarter ended June 30, 2012.

Qualified Person and Caution With Respect to Forward-looking Statements

Mr. H.L. Klingmann, P.Eng., the President of the Company, is a qualified person for the purposes of NI 43-101 and has reviewed and approved the technical information in this report.

This Form 10-Q contains certain forward-looking statements, which relate to the intent, belief and current expectations of the Company’s management, as well as assumptions and parameters used in the feasibility study referenced in this report. These forward-looking statements are based upon numerous assumptions that involve risks and uncertainties and other factors that may cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include among other things the receipt and compliance with the terms of required approvals and permits, the costs of and availability of sufficient capital to fund the projects to be undertaken by the Company and commodity prices. In addition, projected mining results, including quantity of ore, grade, production rates, and recovery rates, are subject to numerous risks normally associated with mining activity of the nature described in this report and in the feasibility study, and as a result actual results may differ substantially from projected results. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date the statements were made.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We hold all of our cash in bank deposits with a single major Canadian financial institution. Based on the average cash balances during the three months ended June 30, 2012, a 1% decrease in interest rates would have reduced the interest income for the quarter ended June 30, 2012 to $Nil.

Foreign Currency Exchange Risk

Currency exchange fluctuations may impact the costs of our operations. Specifically, the appreciation of the Canadian dollar against the U.S. dollar may result in an increase in our Canadian operating costs in U.S. dollar terms. We typically maintain approximately 98% of our cash balances in Canadian funds.

We currently do not engage in any currency hedging activities.

Commodity Price Risk

Our primary business activity is the development of a gold-silver, open pit, heap leach operation on the Soledad Mountain property. Decreases in the price of either gold or silver from current levels has the potential to negatively impact our ability to secure the significant additional financing required to develop the Project into an operating mine. We do not currently engage in hedging transactions and we have no hedged mineral resources.

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

As of December 31, 2011 our Chief Executive Officer and Chief Financial Officer, and our external Sarbanes-Oxley consultants carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, and the material weaknesses outlined below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2012, the Company determined that there were deficiencies that constituted material weaknesses, as described below:

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

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits
31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934.
31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934.
32.1	Section 1350 Certification of the Principal Executive Officer.
32.2	Section 1350 Certification of the Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2012
GOLDEN QUEEN MINING CO. LTD.
(Registrant)

	By:	/s/ H. Lutz Klingmann
H. Lutz Klingmann
Principal Executive Officer

	By:	/s/ G. Ross McDonald
G. Ross McDonald
Principal Financial Officer