Form 10-Q
period 2012-09-30
GOLDEN QUEEN MINING CO LTD
filed 2012-11-09
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
As of November 9, 2012 the registrant’s outstanding common stock consisted of 97,978,383 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(A development stage company)
Condensed Consolidated Interim Financial Statements
September 30, 2012
(Unaudited - US dollars)

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Condensed Consolidated Interim Balance Sheets
(Unaudited – US dollars)

	September 30,	December 31,
	2012	2011
Assets

Current assets:
Cash and cash equivalents	$5,445,110	$7,922,255
Receivables	19,361	21,516
Prepaid expenses and other current assets	155,199	144,465

Total current assets	5,619,670	8,088,236

Property and equipment, net	300,962	308,450
Mineral properties (Note 7)	626,864	-
Reclamation financial assurance	299,492	296,180

Total Assets	$6,846,988	$8,692,866

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable (Note 5)	$194,159	$183,934
Accrued liabilities	25,427	83,579
Advance minimum royalties	16,351	13,723

Total current liabilities	235,937	281,236

Asset retirement obligations	252,460	227,212
Derivative liability (Note 6)	4,801,378	4,552,502

Total Liabilities	5,289,775	5,060,950

Shareholders’ Equity:
Preferred shares, no par value, 3,000,000 shares authorized; no shares outstanding
Common shares, no par value, 150,000,000 shares authorized; September 30, 2012 – 97,978,383; (December 31, 2011 – 97,978,383) shares issued and outstanding (Note 3)	61,906,619	61,906,619

Additional paid-in capital	8,407,935	8,407,935
Deficit accumulated	(68,757,341)	(66,682,638)

Total Shareholders’ Equity	1,557,213	3,631,916

Total Liabilities and Shareholders’ Equity	$6,846,988	$8,692,866

Basis of presentation and ability to continue as a going concern (Note 1)
Commitments and contingencies (Note 4)

Approved by the Directors:

“H. L. Klingmann”	“C. Shynkaryk”
H. Lutz Klingmann, Director	Chester Shynkaryk, Director

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Condensed Consolidated Interim Statements of Loss and Comprehensive Loss
(Unaudited – US dollars)

					Cumulative
					Amounts From
	Three	Three	Nine	Nine	Date of Inception
	Months	Months	Months	Months	(November 21,
	Ended	Ended	Ended	Ended	1985) Through
	September	September	September	September	September 30,
	30, 2012	30, 2011	30, 2012	30, 2011	2012

General and administrative expenses (Note 5)	$14,775	$(1,112,049)	$(1,657,102)	$(2,787,818)	$(28,196,414)
Asset impairment loss	(20,426)	(306,992)	(193,340)	(925,547)	(33,678,389)
Adjustment to asset retirement obligation changes in cash flow estimates	-	-	-	-	223,583
Accretion expense	-	(4,355)	(16,832)	(13,065)	(121,861)
Change in fair value of derivative liability including change in foreign exchange	(1,832,050)	430,222	(248,876)	228,400	(7,705,669)
Gain on settlement of debt	-	-	-	-	136,627

	(1,837,701)	(993,174)	(2,116,150)	(3,498,030)	(69,342,123)
Interest expense	-	-	-	-	(913,098)
Interest income	11,870	11,520	41,447	37,108	1,721,726

Net and comprehensive loss for the period	$(1,825,831)	$(981,654)	$(2,074,703)	$(3,460,922)	$(68,533,495)

Loss per share:

Basic and diluted	$(0.02)	$(0.01)	$(0.02)	$(0.04)

Weighted average number of common shares outstanding	97,978,383	95,465,644	97,978,383	95,013,548

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Condensed Consolidated Interim Statement of Shareholders’ Equity
(Unaudited – US dollars)

					Total
			Additional		Shareholders’
	Common		Paid-in	Deficit	Equity (Capital
	Shares	Amount	Capital	Accumulated	Deficit)

Balance, December 31, 2010	94,228,383	$56,339,823	$3,784,582	$(63,451,997)	$(3,327,592)

Issuance of common shares through exercise of options	1,250,000	972,559	-	-	972,559
Issuance of common shares through exercise of warrants	2,500,000	4,594,237	-	-	4,594,237
Reclassification of derivative liability on exercise of warrants	-	-	1,629,668	-	1,629,668
Reclassification of derivative liability on the exercise of stock options	-	-	2,993,685	-	2,993,685
Net loss for the year	-	-	-	(3,230,641)	(3,230,641)

Balance, December 31, 2011	97,978,383	61,906,619	8,407,935	(66,682,638)	3,631,916

Net loss for the period	-	-	-	(2,074,703)	(2,074,703)

Balance, September 30, 2012	97,978,383	$61,906,619	$8,407,935	$(68,757,341)	$1,557,213

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Condensed Consolidated Interim Statements of Cash Flows
(Unaudited – US dollars)

			Cumulative
			Amounts From
			Date of Inception
	Nine Months	Nine Months	(November 21,
	Ended	Ended	1985) Through
	September 30,	September 30,	September 30,
	2012	2011	2012

Operating activities:
Net loss for the period	$(2,074,703)	$(3,460,922)	$(68,533,495)
Adjustments to reconcile net loss to cash used in operating activities:
Asset impairment loss	193,340	925,547	33,678,389
Amortization and depreciation	7,488	7,407	487,284
Amortization of debt discount	-	-	375,000
Adjustment to asset retirement obligation based on changes in cash flow estimates	-	-	(223,583)
Accretion expense (Note 3)	16,832	13,065	121,861
Change in fair value of derivative liability including
change in foreign exchange	248,876	(228,400)	7,705,669
Gain on disposition of property and equipment	-	-	(10,032)
Stock option compensation	-	-	1,416,448
Financing charges related to modification of warrants	-	-	889,117
Mineral property expenditures	-	-	(22,395,449)
Changes in assets and liabilities:
Receivables	2,155	18,763	(19,361)
Prepaid expenses and other current assets	(10,734)	13,561	(242,109)
Accounts payable and accrued liabilities	(210,124)	(146,637)	97,306
Advance minimum royalties	2,628	62,891	16,351

Cash used in operating activities	(1,824,242)	(2,794,725)	(46,636,604)

Investing activities:
Mineral property expenditures	(649,591)	(925,547)	(9,525,153)
Deposits on mineral properties	-	-	(1,017,551)
Purchase of reclamation bonds	(3,312)	(9,527)	(299,492)
Purchase of property and equipment	-	-	(1,434,367)
Proceeds from sale of property and equipment	-	-	47,153

Cash used in investing activities	(652,903)	(935,074)	(12,229,410)

Financing activities:
Borrowing under long-term debt	-	-	3,918,187
Payment of long-term debt	-	-	(2,105,905)
Proceeds from convertible debt	-	-	440,000
Issuance of common shares for cash	-	-	28,871,618
Share issuance costs	-	-	(733,866)
Issuance of special warrants	-	-	18,091,667
Issuance of common shares upon exercise of stock options	-	972,559	1,534,305
Issuance of common shares upon exercise of warrants	-	-	14,295,118

Cash provided by financing activities	-	972,559	64,311,124

Net change in cash and cash equivalents	(2,477,145)	(2,757,240)	5,445,110

Cash and cash equivalents, beginning balance	7,922,255	6,967,465	-

Cash and cash equivalents, ending balance	$5,445,110	$4,210,225	$5,445,110
Supplemental cash flow information (Note 8)

See Notes to Unaudited Interim Consolidated Financial Statements.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Months Ended September 30, 2012
(Unaudited – US dollars)

1.	Basis of Presentation and Ability to Continue as a Going Concern

These interim consolidated financial statements are presented in accordance with United States generally accepted accounting principles for interim financial statements, and are stated in US dollars. They do not include all the note disclosures required for annual financial statements. It is suggested that these consolidated interim financial statements be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2011 and the notes thereto included in the Company’s annual report for the year ended December 31, 2011. The Company follows the same accounting policies as those used for its annual consolidated financial statements in the preparation of this interim financial statement, except for Mineral Properties as described under Note 2 below.

The Company has had no revenues from operations since inception and as at September 30, 2012 has a deficit accumulated of $68,757,341. Management plans to control current costs and does not anticipate requiring additional financing to fund Company activities over the next twelve months.

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

These interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the information contained therein. The results for the nine months ended September 30, 2012 are not necessarily indicative of the results expected for any subsequent quarter or for the year ending December 31, 2012.

2.	Significant Accounting Policies

Mineral Properties

In general, costs to acquire mineral properties are capitalized when incurred and mineral property exploration costs are expensed as incurred. When we determine that a mineral property can be economically developed based on proven and probable reserves, development costs will be capitalized as incurred. Once production has commenced, capitalized costs will be depleted using the units-of-production method over the estimated life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to the Consolidated Statements of Loss and Comprehensive Loss in that period.

We assess the carrying cost of our mineral properties for impairment whenever information or circumstances indicate the potential for impairment. Such evaluations compare estimated future net cash flows with our carrying costs and future obligations on an undiscounted basis. If it is determined that the future undiscounted cash flows are less than the carrying value of the property, a write down to the estimated fair value is charged to the Consolidated Statements of Loss and Comprehensive Loss for the period. Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses if the carrying value can be recovered.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Months Ended September 30, 2012
(Unaudited – US dollars)

2.	Significant Accounting Policies (Continued)

Mineral Properties (Continued)

Proceeds received under option agreements and/or earn-in agreements are recorded as a cost recovery against the carrying value of the underlying project until the carrying value is reduced to zero. Any proceeds received in excess of the carrying value of the project are recorded as a realized gain in the Consolidated Statements of Loss and Comprehensive Loss.

Recent Accounting Pronouncements

i)

On July 27, 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments allow an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The amendments in this Update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company is in the process of assessing the impact of this update on its consolidated interim financial statements.

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

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Months Ended September 30, 2012
(Unaudited – US dollars)

2.	Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

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

Common Shares - 2012

There were no stock option exercises or issuances of common shares during the nine month period ended September 30, 2012.

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

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Months Ended September 30, 2012
(Unaudited – US dollars)

3.	Share Capital (Continued)

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

As of September 30, 2012, the Company has the following outstanding and exercisable options:

		Weighted Average
	Number	Exercise Price
Options outstanding and exercisable, January 1, 2011	3,050,000	C$0.48
Exercised	(1,250,000)	C$0.75

Options outstanding and exercisable,
December 31, 2011 and September 30, 2012	1,800,000	C$0.29

The following table summarizes information about stock options outstanding at September 30, 2012:

		Weighted-Average
		Remaining Contractual
	Weighted-Average	Life
Number	Exercise Price	(Years)	Expiry Date
1,750,000	C$0.26	1.33	January 28, 2014
50,000	C$1.24	2.55	April 18, 2015
1,800,000	C$0.29	1.36

As at September 30, 2012, the aggregate intrinsic value of the outstanding exercisable options was approximately $4,783,421 (September 30, 2011 - $4,521,000). No options were exercised during the nine months ended September 30, 2012. The total intrinsic value of 1,250,000 options exercised during the nine month period ended September 30, 2011 was $2,990,000.

There is no unamortized compensation expense as at September 30, 2012 as all the outstanding options vested at the grant date.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Months Ended September 30, 2012
(Unaudited – US dollars)

3.	Share Capital (Continued)

Warrants

The following summarizes information about warrants status as at September 30, 2012:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise Price	Contractual
	Number	Per Share	Life (Years)	Expiry Date

Outstanding and exercisable, January 1, 2011	2,500,000	C$1.88	-	-

Exercised
Class A	(1,250,000)	C$1.75	-	December 1, 2011
Class B	(1,250,000)	C$2.00	-	December 1, 2011

Outstanding and exercisable,
December 31, 2011 and September 30, 2012	-	-	-

4.	Commitments and Contingencies

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

A mining lease agreement with a group of landowners expired in 2004. Negotiations with the group were completed in 2011 and the agreements extended to 2041. Under the amended agreements, the Company paid advance minimum royalties of $7,500 per year for eight years for a total amount of $60,000 in August 2011 to bring the advance minimum royalties owing current as at September 30, 2012.

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

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Months Ended September 30, 2012
(Unaudited – US dollars)

4.	Commitments and Contingencies (Continued)

The Company has agreed to issue 100,000 common shares as a finder’s fee upon commencement of commercial production on the Property in connection with certain property acquisitions. As of September 30, 2012, commercial production has not commenced and no shares have been issued.

In 2004, the Company entered into an agreement with the President of the Company to issue 300,000 bonus shares upon completion of certain milestones. Upon receipt by the Company of a bankable feasibility study and the decision to place the Property into commercial production, a bonus of 150,000 common shares would be issued. Upon commencement of commercial production on the Property, a further bonus of 150,000 common shares would be issued. In May 2010, the Company entered into an amendment to the agreement whereby the 300,000 bonus shares would alternatively be issuable upon a change of control transaction, or upon a sale of all or substantially all of the Company’s assets, having a value at or above C$1.00 per share of the Company, with a further 300,000 bonus shares being issuable in the event the change of control transaction or asset sale occurred at a value at or above C$1.50 per share. This amended agreement is for a term of three years and shall automatically renew for two years.

As at September 30, 2012, none of the milestones had been reached and no commitment to issue the common shares has been recorded in connection with these arrangements.

5.	Related Party Transactions

Except as noted elsewhere in these interim consolidated financial statements, related party transactions are disclosed as follows:

For the three and nine months ended September 30, 2012, $37,300 and $105,700 (2011 - $32,400 and $105,500) was paid to Mr. H. L. Klingmann for services as President of the Company, of which $nil is payable as at September 30, 2012 (2011 - $nil); $6,800 and $20,200 (2011 - $6,900 and $20,700) was paid to Mr. Chester Shynkaryk for consulting services to the Company, of which $nil is payable as at September 30, 2012 (2011 - $nil); and $7,500 and $22,400 (2011 - $7,700 and $12,800) was paid to Mr. Ross McDonald for consulting services of which $nil is payable as at September 30, 2012 (2011 - $2,400).

All of the above transactions and balances are recorded at amounts established and agreed to between the related parties.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Months Ended September 30, 2012
(Unaudited – US dollars)

6.	Derivative Liability

During the nine months ended September 30, 2012, none of the stock options included in the derivative liability were exercised.

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

As at September 30, 2012, the Company re-measured the remaining outstanding stock options and determined the fair value of the derivative liability to be $4,801,378 (December 31, 2011 – $4,552,502) using the Black- Scholes option pricing model with the following assumptions:

	September 30, 2012	December 31, 2011

Risk-free interest rate	1.08% - 1.105%	0.99% - 1.27%
Expected life of derivative liability	1.33 to 2.55 years	2.08 to 3.30 years
Expected volatility	61.56% - 63.74%	76.66% - 115.11%
Dividend rate	0.00%	0.00%

Since all of the warrants originally included as part of derivative liability were exercised as at December 31, 2011, no further adjustments to the derivative liability as at September 30, 2012, were necessary.

As of September 30, 2012 and December 31, 2011, the changes in derivative liability for options and warrants are as follows:

	September 30, 2012	December 31, 2011

Balance, beginning of the period	$4,552,502	$10,389,768
Fair value of options exercised	-	(2,993,685)
Fair value of warrants exercised		(1,629,668)
Change in fair value of options and warrants including foreign exchange	248,876	(1,213,913)

Balance, end of the period	$4,801,378	$4,552,502

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Months Ended September 30, 2012
(Unaudited – US dollars)

7.	Mineral Properties

	Pre July	Post July	September 30,	December 31,
	2012	2012	2012	2011
Deferred exploration and development expenditures, beginning of the period	$-	$-	$-	$-
Costs capitalized during the year:
Engineering/consulting	-	354,780	354,780	-
Geology/drilling	-	52,019	52,019	-
Permitting/environmental	-	89,124	89,124	-
Site maintenance	-	35,377	35,377	-
Other direct costs	-	74,148	74,148	-
Deferred exploration and development
expenditures, end of the period	$-	$605,449	$605,449	$-
Mineral properties	172,914	20,426	193,340	938,770
Advanced minimum royalties	73,167	13,000	86,167	232,247
Asset retirement obligations	16,832	8,416	25,248	33,667
Write off of exploration expenditures	(262,913)	-	(262,913)	(1,204,684)

Total	$-	$626,864	$626,864	$-

In July 2012, the Company received notice that it had met all remaining major conditions of the conditional use permits for development of the Company’s Soledad Mountain Project. As a result, Management made the decision to begin capitalizing all expenditures related to Soledad Mountain Project.

The recoverability of the carrying values of mineral properties is dependent upon economic reserves being discovered or developed on the properties, permitting, financing, start-up, and commercial production from, or the sale or lease, of these properties. Development and/or start-up of any of these projects will depend on, among other things, management’s ability to raise additional capital for these purposes. Although the Company has successfully raised capital in the past, there can be no assurance that they will be able to do so in the future.

We have determined that no impairment provision is currently required for development expenditures capitalized post July 2012. A write down in the carrying values of one or more of our mineral properties may be required in the future as a result of events and circumstances, such as our inability to obtain all the necessary permits, changes in the legal status of our mineral properties, government actions, the results of exploration activities and technical evaluations and changes in economic conditions, including the price of gold and other commodities or input prices.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Months Ended September 30, 2012
(Unaudited – US dollars)

8.	Supplemental Cash Flow Information

			Cumulative From
			Date of Inception
	Nine months	Nine months	(November 21,
	ended	ended	1985) through
	September 30,	September 30,	September 30,
	2012	2011	2012
Cash paid during period for:
Interest	$-	$-	$1,192,911
Income taxes	$-	$-	$-

Non-cash financing and investing activities:
Reclassification of derivative liability for exercised stock options and warrants	$-	$2,993,685	$5,434,220
Stock option compensation	$-	$-	$1,416,448
Financing charges related to modification of warrant’s term	$-	$-	$889,117
Exchange of notes for common shares	$-	$-	$1,727,282
Exchange of note for future royalty payments	$-	$-	$150,000
Common shares issued for mineral property	$-	$-	$304,811
Mineral property acquired through the issuance of long-term debt	$-	$-	$1,084,833
Common shares issued upon conversion of convertible debt	$-	$-	$414,917
Asset retirement obligations	$16,832	$13,065	$244,044
Asset retirement obligation capitalized to Mineral properties	$8,416	$-	$8,416
Mineral property expenditures included in accounts payable	$162,197	$-	$162,917

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of the operating results and financial condition of Golden Queen Mining Co. Ltd. (the “Company”) is as at November 8, 2012 and should be read in conjunction with the unaudited interim consolidated financial statements of the Company for the quarter ended September 30, 2012 and the notes thereto.

The information in this Management Discussion and Analysis and Plan of Operations is prepared in accordance with U.S. generally accepted accounting principles and all amounts herein are in U.S. dollars unless otherwise noted.

The Soledad Mountain Project

Overview

The Company plans to develop a gold-silver, open pit, heap leach operation on its Soledad Mountain property, located just outside the town of Mojave in Kern County in southern California. The Project will use conventional open pit mining methods and the cyanide heap leach and Merrill-Crowe processes to recover gold and silver from crushed, agglomerated ore. The planned, average ore and waste mining rates are 4.71 million tons and 7.03 million tons per year with a stripping ratio of 1.49:1 for a combined mining rate of ore and waste of 11.74 million tons per year. The permitted combined ore and waste mining rate is 14 million tons per year. Gold and silver production is projected to average approximately 77,000oz and 890,000oz respectively per year although this is expected to fluctuate considerably from year to year depending upon the ore head grades. Gold and silver production is projected to be 1,067,000 oz of gold and 12,039,000 oz of silver over a period of 15 years.

Updated Feasibility Study And Technical Report For The Project

The Company announced in a news release dated October 25, 2012 that, in accordance with National Instrument 43-101 and in support of the Company’s September 6, 2012 news release, it had filed a technical report entitled “Soledad Mountain Project – Technical Report” dated October 17, 2012 (the “Technical Report”). The Technical Report was prepared by Norwest Corporation (“Norwest”) of Vancouver with updated mineral resource estimates prepared by AMEC E&C Services, Inc. (“AMEC”) of Reno, Nevada. The Technical Report is available on the SEDAR website at www.sedar.com, and on the Company’s website.

Cash Flow Analysis

The cash flow analysis in the Technical Report is done on a constant US dollar, stand-alone basis. The following are economic estimates for the Project:

At gold and silver prices of $1,438/oz and $27.65/oz respectively, the trailing 36-month average precious metals prices to the end of September 2012, the Project has a pre-tax indicated internal rate of return (“IRR”) of 64.4%, a net present value (“NPV”) of $735 million with a discount rate of 5% and the undiscounted, cumulative net cash flow is approximately $1.13 billion and this is considered the base case. The all-inclusive average cash cost per ounce of gold produced including sustaining capital and net of silver credits, is $285/oz. The after-tax IRR is 52.2%, the NPV is $517 million with a discount rate of 5% and the undiscounted, cumulative net cash flow is $800 million.

The tax model allows for federal and state taxes and treats the Company and the Project as stand-alone for tax calculations.

The trailing 36-month average precious metals prices are accepted by the U.S. Securities And Exchange Commission when reporting mineral reserves.

At gold and silver prices of $1,749/oz and $33.03/oz respectively, the London p.m. fix for precious metals on October 17, 2012 and the date of the Technical Report, the Project has a pre-tax indicated IRR on capital employed of 82.9% . The NPV is $986 million with a discount rate of 5%, and the undiscounted, cumulative net cash flow is approximately $1.49 billion. The indicated contribution of gold and silver to gross revenues is 83% and 17% respectively. The all-inclusive average cash cost per ounce of gold produced including sustaining capital and net of silver credits, is $256/oz. The after-tax IRR is 65.6%, the NPV is $685 million with a discount rate of 5% and the undiscounted, cumulative net cash flow is $1.04 billion.

		Pre-Tax			After-Tax
Gold Price	Silver Price	NPV @ 5%	NPV @ 5%	IRR	NPV @ 5%	NPV @ 5%	IRR
$/oz	$/oz	$ million	$/share	%	$ million	$/share	%
1,749 1,438	33.03 27.65	986 735	9.81 7.31	82.9 64.4	685 517	6.82 5.15	65.6 52.2

Mineral Resources

AMEC has integrated the results from the 2011 infill drill program into updated mineral resource estimates. The estimate differs from previous estimates because the update has used a lower gold-equivalent cutoff grade, higher gold and silver prices, and current estimates of operating costs and recoveries for gold and silver. The previous estimates were based on gold and silver prices and technical parameters from the late 1990s.

The Mineral Resources prepared by AMEC are set out in Table 1 below. Mr. Mark Hertel, an AMEC Principal Geologist, is the Qualified Person for the Mineral Resources for the Project. The Mineral Resources are determined with precious metals prices of $1,310/oz gold and $24.05/oz silver, a cutoff grade of 0.004 oz/ton AuEq, and have an effective date of 29 February, 2012.

Note that mineral resources that are not mineral reserves do not have demonstrated economic viability.

Table 1 - Mineral Resources
Effective Date: February 29, 2012

			In-situ Grade				Contained Metal
			Gold		Silver		Gold	Silver
Classification	tonnes	ton	g/t	oz/ton	g/t	oz/ton	oz	oz
Measured	26,727,000	29,400,000	0.850	0.025	13.29	0.39	729,000	11,403,000
Indicated	118,090,000	129,900,000	0.442	0.013	8.53	0.25	1,675,000	32,301,000
Total & Average	144,817,000	159,300,000	0.517	0.015	9.42	0.27	2,404,000	43,704,000
Inferred	14,545,000	16,000,000	0.362	0.011	7.89	0.23	169,000	3,681,000

Notes:

1.	The qualified person for the mineral reserve is Mark Hertel, SME Registered Member, and an employee of AMEC.
2.	Mineral Resources are inclusive of Mineral Reserves.
3.	Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability.
4.	Mineral Resources are reported at a 0.004 oz/ton (0.137 g/t) AuEq cut-off.
5.	Mineral Resources are reported as undiluted.
6.	Mineral Resources are reported within a conceptual pit shell that has been merged with the Mineral Reserve pit.
7.	Mineral Resources are reported using a long-term gold price of US$1310/oz, silver price of $24.05/oz, mining and processing costs and variable recoveries that are based on rock type classification.
8.	Gold equivalent grades were calculated based on the equation:
AuEq(oz/ton) = Au(oz/ton) + (Ag(oz/ton) * [(Ag price(US$/oz)/Au price(US$/oz)) * (Ag recovery(%)/Au recovery(%))]
9.	Rounding as required by reporting guidelines may result in summation differences between tons, grade and contained metal content.
10.	Tonnage and grade measurements are in US and metric units. Grades are reported in troy ounces per short tons and in grams per tonne.
11.	Mineral zones were shaped manually with a cutoff grade of 0.004 oz/ton (0.137 g/t) AuEq.

Mineral Reserves

Norwest Corporation of Vancouver, British Columbia has used the information provided by AMEC to update the mineral reserve estimates and these are set out in Table 2 below.

Table 2 - Mineral Reserves
Effective Date: August 31, 2012

			In-situ Grade				Contained Metal
			Gold		Silver		Gold	Silver
Reserve Category	tonnes	ton	g/t	oz/ton	g/t	oz/ton	oz	oz
Proven	18,371,000	20,250,000	0.910	0.027	14.49	0.423	537,700	8,558,500
Probable	42,237,000	46,558,000	0.529	0.015	10.58	0.309	717,900	14,372,500
Total & Average	60,608,000	66,808,000	0.644	0.019	11.77	0.343	1,255,600	22,931,000

Notes:
1.	The qualified person for the mineral reserve is Sean Ennis, Vice President, Mining, P.Eng., APEGBC Registered Member who is employed by Norwest Corporation.
2.	A gold-equivalent cut-off grade of 0.240 g/t (0.007 oz/ton) was used to estimate the mineral reserves.
3.	AuEq is the gold-equivalent grade, which is calculated as follows:
	a.	AuEq g/t = Au g/t + {(Ag/R1)xR2} g/t
	b.	R1 = Au price in $/oz/Ag price in $/oz; R2 = Ag recovery in %/Au recovery in %.

Permitting Update

A detailed review of approvals and permits required for the Project is provided in the Company’s latest Form 10-K filing with the U.S. Securities and Exchange Commission (the “SEC”), dated March 29, 2012.

The Company announced that the Kern County Planning and Community Development Department (the “Planning Department) had approved the additional information submitted by the Company in regards to Condition 107 of the Conditional Use Permits for the Project in a news release dated July 12, 2012..

Under Condition 107 of the Conditional Use Permits, the Company was required to submit, prior to the commencement of mining, additional information relating to closure and closing reclamation. The Company submitted the required information to the Planning Department on November 28, 2011 and June 8, 2012. In accordance with the Surface Mining and Reclamation Act of 1975, the Planning Department consulted the State Department of Conservation/Office of Mine Reclamation (“OMR”). The OMR confirmed in a letter to the Planning Department dated June 29, 2012 that the additional information provided by the Company adequately demonstrated compliance with Condition 107.

The Project is now fully permitted.

Golden Queen Begins Trading On OTCQX International

The Company announced that it had commenced trading on the OTCQX International under the symbol “GQMNF” in a news release dated September 11, 2012. The OTCQX is the highest tier of the OTC Markets group and the Company expects that this will increase accessibility for U.S. investors.

Results of Operations

The following are the results of operations for the three and nine months ended September 30, 2012, and the corresponding periods ended September 30, 2011.

The Company had no revenue from operations.

The Company incurred general and administrative expenses of $14,775 and $1,657,102 (2011 -$1,112,049 and $2,787,818) during the three and nine months ended September 30, 2012, and the corresponding period ended September 30, 2011. Costs were lower by $1,097,274 for the three months ended September 30, 2012 when compared with the same period in 2011.

The following significant general and administrative expenses were incurred during the quarter ended September 30, 2012 with a comparison to costs incurred during the same quarter in 2011:

  $359,701 (2011 – 454,081) for detailed engineering of the Phase 1, Stage 1 heap leach pad and the associated site drainage plans, detailed engineering of site grading plans, detailed engineering of the sub-station and site power distribution and ongoing mine design and drafting support. Work was also done on an updated feasibility study and a NI 43-101 Technical Report. Of the $359,701 expense incurred, $354,780 was capitalized to mineral properties while the remaining $4,921 was expensed.

  $55,306 (2011 - $56,231) for sampling and analysis of groundwater from monitoring and production wells to meet the requirements set in the Waste Discharge Requirements by the Lahontan Regional Water Quality Control Board. The evaluation of alternative methods of sampling groundwater was approved by the Lahontan Regional Water Quality Control Board and the necessary equipment was purchased and installed in four groundwater monitoring wells during the quarter. Of the $55,306 expense incurred, $53,936 was capitalized to mineral properties while the remaining $1,370 was expensed.

  $21,556 (2011 – 20,486) for ongoing monitoring, maintenance and data recovery from the meteorological station on site which was capitalized to mineral properties.

  $35,377 (2011 - $30,810) for costs incurred by a contractor for ongoing cleanup on site, maintenance of houses owned by the Company and weekly safety inspections which was capitalized to mineral properties.

  $112,234 (2011 - $29,671) for legal fees incurred in preparing an application for a listing on the OTCQZ, in negotiations with landholders to extend mining lease agreements and for general corporate legal fees. Of the $112,234 in legal fees during the quarter, $72,198 was capitalized to mineral properties with the remaining $40,036 being expensed.

  $35,167 (2011 – $38,180) for accounting and audit fees and fees incurred for the preparation of tax returns.

  $186,506 (2011 – ($353,132)) for fluctuations in unrealized foreign exchange gain (loss). The unrealized gain this period is the main contributor to the overall general and administrative recovery for the three month period ended September 30, 2012.

The Company recorded a change in fair value of a derivative liability including an increase in foreign exchange of $1,832,050 as a result of a significant increase in share price for the quarter compared to a decrease of $430,222 for the same quarter in 2011. This item is a non-cash item and was recorded in accordance with accounting pronouncement ASC 850-40-15. Refer to Note 6 Derivative Liability of the Interim Consolidated Financial Statements for a detailed analysis of the changes in fair value of the derivative liability.

Interest income of $11,870 (2011 - $11,520) was marginally higher by $350. Interest rates remained low during the quarter and are projected to remain low for the remainder of 2012 at least. There was no interest expense during the quarter.

The Company recorded a net and comprehensive loss of $1,825,831 (or $0.02 per share) during the quarter as compared to a net and comprehensive loss of $981,654 (or $0.01 per share) during the same quarter of 2011. Refer again to the impact of the change in the fair value of a derivative liability on the net and comprehensive loss for both periods as per Note 6 Derivative Liability of the Interim Consolidated Financial Statements. Refer also to the note on Mineral Properties below.

Summary of Quarterly Results

Results for the eight most recent quarters are set out in the table below:

Results for the quarter	Sept. 30,	June 30, 2012	March 31,	Dec. 31, 2011
ended on:	2012		2012
Item	$	$	$	$
Revenue	Nil	Nil	Nil	Nil
Net loss for the quarter	-1,825,831	+183,733	-432,606	-230,281
Net loss per share	-0.02	0.00	0.00	0.00

Results for the quarter	Sept. 30,	June 30, 2012	March 31,	Dec. 31, 2010
ended on:	2011		2011
Item	$	$	$	$
Revenue	Nil	Nil	Nil	Nil
Net loss for the quarter	-981,654	-1,758,400	-720,868	-4,126,127
Net loss per share	-0.01	-0.02	-0.01	-0.04

The results of operations can vary from quarter to quarter depending upon the nature, timing and cost of activities undertaken during the quarter, whether or not the Company incurs gains or losses on foreign exchange or grants stock options, and the movements in its derivative liability.

Reclamation Financial Assurance

The Company provided reclamation financial assurance in the form of a Payment Bond Certificate backed by a Certificate Of Deposit with Union Bank, N.A. in the amount of $296,180 effective October 2011. The deposit with Union Bank, N.A. earns interest at 0.1% per annum and is not available for working capital purposes. The estimate for reclamation financial assurance is $335,726 for 2012 and this estimate was approved by the Kern County Engineering, Surveying & Permit Services Department in a letter dated October 9, 2012.

Advance Minimum Royalties

The Company continues to pay advance minimum royalties to landholders and paid $13,000 in the third quarter of 2012.

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

Transactions with Related Parties

For the three and nine months ended September 30, 2012, $37,300 and $105,700 (2011 - $32,400 and $105,500) was paid to Mr. H. L. Klingmann for services as President of the Company, of which $nil is payable as at September 30, 2012; $6,800 and $20,200 (2011 - $6,900 and $20,700) was paid to Mr. Chester Shynkaryk for consulting services to the Company, of which $nil is payable as at September 30, 2012; and $7,500 and $22,400 (2011 - $7,700 and $12,800) was paid to Mr. Ross McDonald for consulting services of which $nil is payable as at September 30, 2012 (2011 - $2,400).

The Company amended a consulting services agreement originally entered into in 2004 with Mr. H.L. Klingmann, the President of the Company, in May of 2010. Under the original agreement, upon receipt by the Company of a feasibility study and a production decision made by the Company, a bonus of 150,000 common shares would be issued and upon commencement of commercial production on the Property, a bonus of 150,000 common shares would be issued. Pursuant to the amended agreement, an alternative 300,000 bonus shares would be issuable upon a change of control transaction or upon a sale of all or substantially all of the Company’s assets, having a value at or above CAD$1.00 per share of the Company, with a further 300,000 bonus shares being issuable in the event the change of control transaction or asset sale occurred at a value at or above CAD$1.50 per share. As at September 30, 2012, the milestones had not been reached and no accrual was made in connection with these arrangements.

There were no other transactions with related parties during the quarter ended September 30, 2012.

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

Refer also to the note on fair value of derivative liability under Results of Operations above.

Liquidity and Capital Resources

The Company held $5,445,110 in cash and cash equivalents on September 30, 2012.

Cash used in Operating Activities:

Cash was used mainly for the ongoing development of the Project with major expenditures in three areas:

  Consulting engineering fees remained high due to the significant amount of ongoing, detailed engineering for Project facilities;

  Costs were incurred for ongoing sampling and analysis of groundwater from monitoring and production wells to meet the requirements set in the Waste Discharge Requirements by the Lahontan Regional Water Quality Control Board. The evaluation of alternative methods of sampling groundwater was approved by the Lahontan Regional Water Quality Control Board and the necessary equipment was purchased and installed in four groundwater monitoring wells during the quarter.

  Legal fees were incurred in preparing an application for a listing on the OTCQX, in negotiations with landholders to extend mining lease agreements and for corporate legal fees.

Cash from Financing Activities:

No cash was received from financing activities during the three months ended September 30, 2012 (2011 -$13,280).

Cash used in Investing Activities:

The Company purchased fee land and interests in patented lode mining claims for $20,426 (2011 -$306,992) during the quarter. Cash used in investing activities will vary from quarter to quarter as willing sellers are found and acceptable prices can be negotiated during the quarter. Further purchases of fee land are being considered to provide room for a possible future expansion of heap leach pads and future expansion of the area required for the construction of facilities for the aggregate production component of the Project.

Working Capital:

As at September 30, 2012, the Company had current assets of $5,619,670 and current liabilities of $235,937 or working capital of $5,383,733.

Management does not expect that additional cash will be required beyond cash currently on hand for ongoing work on approvals and permits for the Project, for paying advance minimum royalties, for detailed engineering of facilities for the Project, for ongoing work on site, for additional land purchases and for general corporate purposes to the end of 2012. Refer also to “Outlook” below.

Outstanding Share Data

The number of shares issued and outstanding and the fully diluted share position are set out in the table below:

Item	No. of Shares
Shares issued and outstanding on December 31, 2010	94,228,383
Shares issued pursuant to the exercise of stock options	1,250,000
AuRico Gold Inc. warrants	2,500,000
Shares issued and outstanding on September 30, 2012	97,978,383	Exercise Price	Expiry Date
Director and consultants stock options	1,800,000	C$0.26 & C$1.24	28/01/14 & 19/04/15
Shares to be issued as a finder’s fee	100,000	Not Applicable	Not Applicable
Bonus shares to H.L. Klingmann	600,000	Not Applicable	Not Applicable
Fully diluted on September 30, 2012	100,478,383

The company's authorized share capital is 150,000,000 common shares with no par value.

Outlook

The Project is now fully permitted.

Once a production decision is made, the Company will need significant additional financing to develop the Project into an operating mine. Estimated capital costs, including working capital and assuming lease financing of the mining equipment, are $107 million. The Company believes that financing for the Project can be secured if gold and silver prices remain at or near $1,749.00/oz and $33.03/oz respectively, the London p.m. fix for precious metals on October 17, 2012. Gold and silver prices averaged $1,224.53/oz and $20.19/oz in 2010, $1,563.93 and $36.61 in 2011 and the London p.m. fix for gold and silver was $1,715.25.00/oz and $31.70/oz respectively on November 8, 2012.

The Company estimates that construction can be completed in approximately fifteen months once Project financing has been secured.

The Company is evaluating various financing options for the Project:

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

Mineral Properties

In July 2012, the Company received notice that it had met all remaining major conditions of the conditional use permits for the Company’s Soledad Mountain Project. As a result, Management made the decision to begin capitalizing all expenditures related to Soledad Mountain Project. Refer also to Note 7 Mineral Properties of the Interim Consolidated Financial Statements for a more detailed discussion.

Subsequent Event

There are no subsequent events to report.

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

Mineral Property and Exploration Costs

Exploration costs are expensed as incurred. Development costs are expensed until it has been established that a mineral deposit is commercially mineable and receipt of required permits are obtained, at which point the costs subsequently incurred to develop the mine on the property before to the start of mining operations are capitalized.

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

There was a $20,426 asset impairment loss related to property interests recorded for the quarter ended September 30, 2012 (2011 - $306,992).

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

The asset retirement obligation recorded as a liability on the Interim Consolidated Balance Sheet is $252,460 (December 31, 2011 - $227,212). The actual obligation could differ materially from these estimates.

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

Recently Issued Accounting Standards

A summary of Recently Issued Accounting Standards is provided under the Significant Accounting Policies header of the Notes to the Interim Consolidated Financial Statements for the quarter ended September 30, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We hold all of our cash in bank deposits with a single major Canadian financial institution. Based on the average cash balances during the three months ended September 30, 2012, a 1% decrease in interest rates would have reduced the interest income for the quarter ended September 30, 2012 to $Nil.

Foreign Currency Exchange Risk

Currency exchange fluctuations may impact the costs of our operations. Specifically, the appreciation of the Canadian dollar against the U.S. dollar may result in an increase in our Canadian operating costs in U.S. dollar terms. We typically maintain approximately 95% of our cash balances in Canadian funds.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2012, the Company determined that there were deficiencies that constituted material weaknesses, as described below:

1.	Cash management of the Company’s wholly-owned subsidiary is conducted by one officer, which may result in misappropriation of funds.

2.

General expenditures, project-related expenditures, asset acquisitions and fund transfers to the Company’s wholly-owned subsidiary are initiated by one officer, which may result in payments being made for fictitious or inappropriate transactions.

3.	The Company is in the developmental stage with limited resources and limited monitoring of internal control is conducted.

Management is currently evaluating and implementing remediation plans for control deficiencies.

In light of the existence of these control deficiencies, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 8, 2012

GOLDEN QUEEN MINING CO. LTD.
(Registrant)

By:	/s/ H. Lutz Klingmann
H. Lutz Klingmann
Principal Executive Officer

By:	/s/ G. Ross McDonald
G. Ross McDonald
Principal Financial Officer