Form 10-K/A
period 2011-12-31
GOLDEN QUEEN MINING CO LTD
filed 2013-03-14
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K/A, which Proxy Statement is to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2011. If the definitive Proxy Statement cannot be filed on or before the 120 day period, the issuer may instead file an amendment to this Form 10-K/A disclosing the information with respect to Items 10 through 14.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Form 10-K for the financial year ended December 31, 2011 in response to comments received from the U.S. Securities and Exchange Commission as part of their mandate to periodically review filings of each reporting company. This Amendment includes amendments to our audited consolidated financial statements to reflect reclassifications on our consolidated statement of loss and comprehensive loss, revisions to mineral properties in the notes to consolidated financial statements and presentation changes in Note 3. Also, the audit opinion has been modified to remove the reference to the predecessor auditors related to the period in inception (November 21, 1985) through May 31, 1996. In addition, we have amended Item 7 under the headings Results of Operations and Application of Critical Accounting Estimates, and Item 9a. These amendments do not have any impact on the consolidated financial position, net loss or cash flows of the Company from those previously reported.

Except as described above, no other changes have been made to the original Annual Report filed March 30, 2012 and this Amendment continues to reflect information as of the date of the original Annual Report, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the original Annual Report.

Form 10-K/A

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

EXCEPT AS REQUIRED BY LAW, WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K/A, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2012.

AS USED HEREIN, THE "COMPANY," "GOLDEN QUEEN MINING" "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO GOLDEN QUEEN MINING CO. LTD.

Item 1. Business.

Glossary

Certain terms used in this Form 10-K/A are described below. Note that Golden Queen Mining Co. Ltd. (the “Company”) uses Canadian Institute of Mining, Metallurgy and Petroleum definitions for the terms “reserves”, “measured resources”, “indicated resources” and “inferred resources”, and U.S. investors are cautioned that while these terms are recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize them.

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

Grade - A term used to assign value to resources and reserves, such as gram per tonne (g/t) or troy ounces per ton (oz/ton). Grades are reported both in Imperial and Metric units in this Form 10-K/A.

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

The U.S. dollar (“U.S.$) is used in this Form 10-K/A and quantities are reported in Metric units with Imperial units in brackets.

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

Item 1A. Risk Factors.

The following is a brief discussion of distinctive or special characteristics of the Company’s operations and the industry in which it operates, which may have a material impact on, or constitutes risk factors in respect of, the Company’s future financial performance and in respect of an investment in the Company. These risk factors should be read in conjunction with disclosure on business and risks appearing in this Form 10-K/A and elsewhere.

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

Property Interests Are In Good Standing

The Company had disclosed in its Form 10-K/A for the fiscal year ended December 31, 2007 that not all property interests were in good standing. The total advance minimum royalty owing to landholders was $714,137. The Company contacted all landholders and paid $666,103 in the second, third and fourth quarters of 2008 with a further $48,034 paid to the remaining rightful landholders in 2009. The Company continues to pay advance minimum royalties to landholders and incurred a total of $245,970 in 2011, of which $13,723 has yet to be paid. The Company believes it is in compliance with the requirements.

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

The Company incurred general and administrative expenses of $880,830 for the year ended December 31, 2011 (2010 - $639,203, 2009 - $504,754). Costs were higher by $241,624 for the year ended December 31, 2011 when compared with 2010.

Significant general and administrative expenses incurred related to $270,114 accounting and audit fees (2010 - $174,678; 2009 – $108,019) due to increased work relating to internal control testing and the identification of material weaknesses in the Company’s internal control and procedures,and $37,678 foreign exchange loss (2010 - $353,516 foreign exchange gain; 2009 - $66,147 foreign exchange gain)

The Company incurred exploration expenditures of $2,639,946 for the year-ended December 31, 2011 (2010 - $2,651,533; 2009 - $1,742,199). Costs were marginally lower by $11,587 for the year-ended December 31, 2011 when compared with 2010. The significant components of this difference during the year compared to 2010 and 2009 were:

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

The Company has not disclosed any contractual obligations as of December 31, 20112, there were no contractual obligations that are required to be disclosed.

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

Selected Annual Information

Results for the year ended on:	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2009	From Inception
Item		$	$	$
General and administrative expenses	-880,830	-639,203	-504,754	-5,951,675
Exploration expenditures	-2,639,946	-2,651,533	-1,742,199	-20,587,637
Asset impairment loss	-938,770	-133,436	-167,898	-33,207,798
Adjustment of asset retirement obligation on changes in cash flow estimates	-	-	-6882	223,583
Accretion expense	-33,667	-15,981	-7,779	-105,029
Change in fair value of derivative liability	1,213,913	-6,575,406	-2,095,300	-7,456,793
Gain on settlement of debt	-	-	-	136,627
Mineral property interests written off	-	-	-	-277,251
Sub-total	-3,279,300	-10,015,559	-4,524,812	-67,225,973
Interest expense	-	-	-	-913,098
Interest income	48,659	31,633	10,070	1,680,279
Net loss and comprehensive loss	-3,230,641	-9,983,926	-4,514,742	-66,458,792
Net loss per share	-0.03	-0.11	-0.05

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Mineral Property and Exploration Costs

Costs related to the development of our mineral reserves are capitalized when it has been determined an ore body can be economically developed. The development stage begins when an ore body is determined to be economically recoverable based on proven and probable reserves and appropriate permits are in place, and ends when the production stage or exploitation of reserves begins. Major mine development expenditures are capitalized, including primary development costs such as costs of building access ways, heap leach pads, ramps and infrastructure developments.

Costs for exploration, pre-development, if and when applicable, and maintenance and repairs on capitalized property, plant and equipment are charged to operations as incurred. Exploration costs include those relating to activities carried out (a) in search of previously unidentified mineral deposits, or (b) at undeveloped concessions. Pre-development activities involve costs incurred in the exploration stage that may ultimately benefit production that are expensed due to the lack of evidence of economic development, which is necessary to demonstrate future recoverability of these expenses. Secondary development costs are incurred for preparation of an ore body for production in a specific ore block, stope or work area, providing a relatively short-lived benefit only to the mine area they relate to, and not to the ore body as a whole.

Drilling and related costs are either classified as exploration or secondary development, as defined above, and charged to operations as incurred, or capitalized, based on the following criteria:

  Whether the costs are incurred to further define mineralization at and adjacent to existing reserve areas or intended to assist with mine planning within a reserve area;
  Whether the drilling costs relate to an ore body that has been determined to be commercially mineable, and a decision has been made to put the ore body into commercial production; and
  Whether, at the time that the cost is incurred, the expenditure: (a) embodies a probable future benefit that involves a capacity, singly or in combination, with other assets to contribute directly or indirectly to future net cash inflows, (b) we can obtain the benefit and control others’ access to it, and (c) the transaction or event giving rise to our right to or control of the benefit has already occurred.

If all of these criteria are met, drilling and related costs are capitalized. Drilling costs not meeting all of these criteria are expensed as incurred. The following factors are considered in determining whether or not the criteria listed above have been met, and capitalization of drilling costs is appropriate:

  Completion of a favourable economic study and mine plan for the ore body targeted;
  Authorization of development of the ore body by management and/or the Board of Directors; and
  All permitting and/or contractual requirements necessary for us to have the right to or control of the future benefit from the targeted ore body have been met.

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

During the year ended December 31, 2011, the Company acquired mineral property interests totaling $938,770 (2010 - $133,436). However, due to uncertainties around the Company’s ability to obtain the necessary permits to advance the Project to commercial production, the full asset impairment loss was recorded for the year-ended December 31, 2011.

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

1.

We did not maintain effective controls over the financial statements closing process or the timeliness of review and preparation of financial statements and other reporting documents and inconsistency of foreign exchange rate used in translation.

2.	We did not maintain effective controls over the daily cash management and proper approval over the general and administrative and capital expenditures.

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

Accordingly, the Company’s management has determined these control deficiencies constitute material weaknesses and as a result management has concluded that the internal controls over financial reporting are not effective as of December 31, 2011.

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

Remediation of Material Weaknesses. The Company is evaluating remediation plans to address material weaknesses as may be appropriate for the size of operations and staffing of the Company, and that can be implemented in a cost effective manner. In doing so, the Company is currently completing the following steps:

1.	Reviewing the financial statement preparation and review process to ensure roles and responsibilities are clearly defined and understood;
2.	Review the closing process for the accounting and financial statements to identify specific areas of weakness and address as necessary; and
3.	Develop a chain of command and a process for approving general and administrative and capital expenditures.

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

Item 9B. Other Information

None.

PART III

Information with respect to Items 10 through 14 is set forth in the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 29, 2012 and is incorporated herein by reference. If the definitive Proxy Statement cannot be filed on or before April 29, 2012, the issuer will instead file an amendment to this Form 10-K/A disclosing the information with respect to Items 10 through 14.

PART IV

Item 15. Exhibits

Exhibit	Description of Exhibit	Manner of Filing
No.
3.1	Notice of Articles	Incorporated by reference to Exhibit 3.1 to the Form 8-K of the Company, filed with the SEC on September 2, 2010
3.2	Articles	Incorporated by reference to Exhibit 3.2 to the Form 8-K of the Company, filed with the SEC on September 2, 2010
10.1	Management Agreement dated March 11, 2004 between the Registrant and H. Lutz Klingmann, and amendment dated May 31, 2010.	Incorporated by reference to Exhibit 10.1 to the Form 10-K of the Company, filed with the SEC on January 14, 2011
10.2	Mining Lease dated April 22, 1986 between the Registrant, Southwestern Refining Corporation, and Claude and Mary J.Birtle, and amendment dated March 23, 2007.	Incorporated by reference to Exhibit 10.2 to the Form 10-K of the Company, filed with the SEC on January 14, 2011
10.3	Mining Lease dated April 26, 2001 between the Subsidiary and Virginia Knight.	Incorporated by reference to Exhibit 10.3 to the Form 10-K of the Company, filed with the SEC on January 14, 2011
10.4	Lease dated October 20, 1994 between the Subsidiary and William J. Warner with respect to certain property within the project area.	Incorporated by reference to Exhibit 10.5 to the Form 10-SB
10.5	Mining Lease dated September 19, 1994 between the Subsidiary and Western Centennials, Inc., with respect to certain property within the project area.	Incorporated by reference to Exhibit 10.6 to the Form 10-SB
10.6	1996 Stock option plan of the registrant, as amended.	Incorporated by reference to Exhibit 10.13 to the Form 10-SB
10.7	2008 Stock option plan of the registrant.	Incorporated by reference to Exhibit 10.1 to the Form S-8 of the Company filed with the SEC on February 17, 2010
21.1	Subsidiaries of the Registrant.	Incorporated by reference to Exhibit 24.0 to the Form 10-SB
23.1	Consent of BDO Canada LLP	Filed herewith
31.1	Rule 13a-14(a)/15(d)-14(a) Certification	Filed herewith
31.2	Rule 13a-14(a)/15(d)-14(a) Certification	Filed herewith
32.1	Section 1350 Certification	Filed herewith
32.2	Section 1350 Certification	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN QUEEN MINING CO. LTD.

/s/ H. Lutz Klingmann
By:
H. Lutz Klingmann
President and Principal Executive Officer

Date: March 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. Lutz Klingmann	President, Principal Executive Officer, and Director	March 13, 2013
H. Lutz Klingmann

/s/ Edward Thompson	Director	March 13, 2013
Edward Thompson

/s/ Chester Shynkaryk	Director	March 13, 2013
Chester Shynkaryk

/s/ G. Ross McDonald	Principal Financial Officer and Principal Accounting Officer	March 13, 2013
G. Ross McDonald

Golden Queen Mining Co. Ltd.
(An Exploration Stage Company)

Consolidated Financial Statements

December 31, 2011

(US Dollars)

Tel: 604 688 5421 Fax: 604 688 5132 www.bdo.ca	BDO Canada LLP 600 Cathedral Place 925 West Georgia Street Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
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

1

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Golden Queen Mining Co. Ltd. as of December 31, 2011 and 2010 and the related consolidated statements of loss and comprehensive loss, stockholders’ equity (capital deficit), and cash flows for each of the three years in the period ended December 31, 2011. We have also audited the consolidated statements of loss and comprehensive loss, changes in shareholders’ equity (capital deficit), and cash flows for the period from inception (November 21, 1985) through December 31, 2012. Our report dated March 28, 2012, expressed an unqualified opinion with an explanatory paragraph disclosing substantial doubt about the Company's ability to continue as a going concern.

(signed) “BDO Canada LLP”

Chartered Accountants

Vancouver, Canada
March 28, 2012

Tel: 604 688 5421 Fax: 604 688 5132 www.bdo.ca	BDO Canada LLP 600 Cathedral Place 925 West Georgia Street Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Golden Queen Mining Co. Ltd.
(An exploration stage company)

We have audited the accompanying consolidated balance sheets of Golden Queen Mining Co. Ltd. as of December 31, 2011 and 2010 and the related consolidated statements of loss and comprehensive loss, stockholders’ equity (capital deficit), and cash flows for each of the three years in the period ended December 31, 2011. We have also audited the statements of loss and comprehensive loss, changes in shareholders’ equity (capital deficit), and cash flows for the period from inception (November 21, 1985) through December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses and had a deficit accumulated during the exploration stage as of December 31, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Consolidated Statements of Loss and Comprehensive Loss
(US dollars)

				Cumulative
				from Date of
				Inception
				(November 21,
	Year Ended	Year Ended	Year Ended	1985) through
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2009	2011

General and administrative expenses	$(880,830)	$(639,203)	$(504,754)	$(5,951,675)
Exploration expenditures	(2,639,946)	(2,651,533)	(1,742,199)	(20,587,637)
Asset impairment loss (Note 3)	(938,770)	(133,436)	(167,898)	(33,207,798)
Adjustment to asset retirement obligation on changes in cash flow estimates	-	-	(6,882)	223,583
Accretion expense (Note 6)	(33,667)	(15,981)	(7,779)	(105,029)
Change in fair value of derivative liability including change in foreign exchange (Note 10)	1,213,913	(6,575,406)	(2,095,300)	(7,456,793)
Gain on settlement of debt	-	-	-	136,627
Mineral property interests written-off	-	-	-	(277,251)

	(3,279,300)	(10,015,559)	(4,524,812)	(67,225,973)

Interest expense	-	-	-	(913,098)
Interest income	48,659	31,633	10,070	1,680,279

Net loss and comprehensive loss	$(3,230,641)	$(9,983,926)	$(4,514,742)	$(66,458,792)

Loss per share - basic and diluted	$(0.03)	$(0.11)	$(0.05)

Weighted average number of common shares outstanding	95,343,041	91,990,821	86,738,897

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

GOLDEN QUEEN MINING CO. LTD.
(an exploration stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2011, 2010 and 2009
(US dollars)

Nature of Business Golden Queen Mining Co. Ltd. (“Golden Queen” or the “Company”) is engaged in acquiring and maintaining gold and silver mining properties for exploration, future development and production. The Company was formed on November 21, 1985. Since its inception, the Company has been in the exploration stage. Planned activities involve bringing to production the Soledad Mountain Project (the “Project”), a precious metals mine located in the Mojave Mining District, Kern County, California.

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

Mineral Properties Costs related to the development of our mineral reserves are capitalized when it has been determined an ore body can be economically developed. The development stage begins when an ore body is determined to be economically recoverable based on proven and probable reserves and appropriate permits are in place, and ends when the production stage or exploitation of reserves begins. Major mine development expenditures are capitalized, including primary development costs such as costs of building access ways, heap leach pads, ramps and infrastructure developments.

Costs for exploration, pre-development, if and when applicable, and maintenance and repairs on capitalized property, plant and equipment are charged to operations as incurred. Exploration costs include those relating to activities carried out (a) in search of previously unidentified mineral deposits, or (b) at undeveloped concessions. Pre-development activities involve costs incurred in the exploration stage that may ultimately benefit production that are expensed due to the lack of evidence of economic development, which is necessary to demonstrate future recoverability of these expenses. Secondary development costs are incurred for preparation of an ore body for production in a specific ore block, stope or work area, providing a relatively short-lived benefit only to the mine area they relate to, and not to the ore body as a whole.

Drilling and related costs are either classified as exploration or secondary development, as defined above, and charged to operations as incurred, or capitalized, based on the following criteria:

  Whether the costs are incurred to further define mineralization at and adjacent to existing reserve areas or intended to assist with mine planning within a reserve area;
  Whether the drilling costs relate to an ore body that has been determined to be commercially mineable, and a decision has been made to put the ore body into commercial production; and
  Whether, at the time that the cost is incurred, the expenditure: (a) embodies a probable future benefit that involves a capacity, singly or in combination, with other assets to contribute directly or indirectly to future net cash inflows, (b) we can obtain the benefit and control others’ access to it, and (c) the transaction or event giving rise to our right to or control of the benefit has already occurred.

If all of these criteria are met, drilling and related costs are capitalized. Drilling costs not meeting all of these criteria are expensed as incurred. The following factors are considered in determining whether or not the criteria listed above have been met, and capitalization of drilling costs is appropriate:

  Completion of a favourable economic study and mine plan for the ore body targeted;
  Authorization of development of the ore body by management and/or the Board of Directors; and
  All permitting and/or contractual requirements necessary for us to have the right to or control of the future benefit from the targeted ore body have been met.

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

The Company released the results of a feasibility study in a news release on April 6, 2011. The Company has not as yet made a production decision. The Company is evaluating various financing options for the construction of the Project and these may include:

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

Certain prior-year amounts have been reclassified to conform with the current year's presentation.

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

3. Mineral Properties

The Company capitalizes amounts paid to acquire mineral property interests. As of December 31, 2011, all acquisition and mineral property costs were impaired due to uncertainties in obtaining the necessary permits and advancing the Project. Acquisition costs for the year ended December 31, 2010 and 2011 are as follows:

	2011	2010
Beginning balance	$-	$-
Addition of mineral property interests	938,770	133,436
Asset impairment loss	(938,770)	(133,436)
Ending balance	$-	$-

In July 2006, the Company acquired through the purchase of the Karma Wegmann Corporation a tract of land contiguous to the Project, in considerati on of $875,000 paid to the vendors. The mineral properties owned by Karma Wegmann Corporation were transferred to the Company and management determined that a write-down of $875,000 was necessary in 2006. The Karma Wegmann Corporation was wound-up on August 27, 2007.

The Company is required to pay a royalty of 1% of gross smelter returns to the original owners of the Karma Wegmann Corporation for a period of up to 60 years, not to exceed $60,000,000, upon commencement of commercial production from the Property formerly owned by Karma Wegmann Corporation. As of December 31, 2011, the Company has not incurred any royalty as the Project has not been in production.

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