Form 10-K
period 2012-12-31
GOLDEN QUEEN MINING CO LTD
filed 2013-03-18
CIK 1025362

U.S.
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
$135,079,019 as at June 30, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:
98,013,383 common shares as at March 15, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K, which Proxy Statement is to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2012. If the definitive Proxy Statement cannot be filed on or before the 120 day period, the issuer may instead file an amendment to this Form 10-K disclosing the information with respect to Items 10 through 14.

Form 10-K

Table of Contents

Part	Item No.

I	1	Business
	1A	Risk Factors
	1B	Unresolved Staff Comments
	2	Properties
	3	Legal Proceedings
	4	Mine Safety Disclosures
II	5	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
	6	Selected Financial Data
	7	Management’s Discussion and Analysis of Financial Condition and Results of Operation
	7A	Quantitative and Qualitative Disclosures About Market Risk
	8	Financial Statements and Supplementary Data
	9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
	9A	Controls and Procedures
	9B	Other Information
III	10	Directors, Executive Officers and Corporate Governance
	11	Executive Compensation
	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
	13	Certain Relationships and Related Transactions and Director Independence
	14	Principal Accounting Fees and Services
IV	15	Exhibits, Financial Statement Schedules
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

The Company had previously reported that it expected to begin producing gold and silver from the Project during the second half of 1998, based on the M3 preliminary feasibility study and once approvals and permits had been secured. Because of relatively low gold and silver prices in the late 1990s and in early 2000 however, the Company was not able to obtain financing for the Project and the Project was therefore put on hold in mid-2000. Employees were laid off and costs were reduced to the minimum required to maintain rights to the Property. The major landholders agreed to a 3-year moratorium on advance minimum royalty and other property payments or until the prices of gold and silver improved. The Company recorded an asset impairment loss of $28,547,592 for the year ended December 31, 2000 and this asset impairment loss reduced the carrying value the Property and other assets to their estimated, net realizable value.

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

All approvals and permits were received for the Project in 2012. The Company has not as yet made a production decision. The Company is evaluating various financing options for the construction of the Project.

An updated feasibility study and economic analysis was prepared by Norwest with input from independent consulting engineers and management and the results were disclosed in a news release on October 25, 2012 The NI 43-101 Technical Report is available on the Company’s website at www.goldenqueen.com.

The Project will produce two different types of materials with overlapping time frames. Open pit mining and heap leaching as presently planned is approximately fifteen months for construction of the facilities, fifteen years of mining and leaching for the production of gold and silver, and a further two years of rinsing and drain-down. The production and sale of aggregate is expected to commence fairly early in the mine life and continue for up to thirty years or until the stockpile of quality waste rock has been exhausted. The Company also plans to process and sell leached and rinsed residues from the heap leach operation for a range of uses to local and regional markets. Reclamation will proceed concurrently where feasible, but is nonetheless expected to require two years following cessation of all mining, and a further three years of post-closure monitoring. Monitoring will continue until the reclamation success criteria are met.

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

The U.S. dollar (“U.S.$") is used in this Form 10-K and quantities are reported in Metric units with Imperial units in brackets.

Project Background

The Project is located approximately 8km (5miles) south of Mojave in Kern County in southern California. See Figure 1, property location map below.

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

Extensive programs of mapping, diamond drilling, reverse-circulation drilling and underground diamond drilling and channel sampling were carried out on the Property between 1985 and 2011. Company geologists and engineers managed these programs. The geological database today includes the crosscut assay data recorded on linens by Gold Fields between 1933 and 1942 and the results of exploration done on the Property by Rosario Exploration and Shell/Billiton. The database contains 119,906 samples, generated from over 115,648m (379,326ft) of drilling and sampling of underground crosscuts.

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
AuEq g/t = Au g/t + {(Ag/R1)xR2} g/t where
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

The Company engaged SRK Consulting (U.S.), Inc. (“SRK”), Lakewood, Colorado in 2005 to prepare a NI 43-101 technical report (the “Technical Report (SRK)”) to validate and confirm the mineral resource estimates in compliance with NI 43-101. SRK and AMEC E&C Services, Inc. (“AMEC”), Reno, Nevada (AMEC acquired MRDI in 2000) did an exhaustive review of the database information and this included the MRDI recommendations from 2000 and audited the geological model over a period of five months in late 2005 and early 2006. Linear kriging was used to estimate gold and silver grades for all blocks in the model. SRK released the Technical Report (SRK) on March 6, 2006. Peter Clarke, P.Eng., SRK, a Qualified Person (“QP”) as described in NI 43-101, was the QP for the Technical Report (SRK). The Technical Report (SRK) is available on the Company’s web site at www.goldenqueen.com.

Infill Drill Program

The Company announced that it had initiated an infill drill program in a news release on October 21, 2010. The drill program commenced in April 2011 and was completed in early May 2011. A total of 20 drill holes (6,288 feet) were completed in the program.

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

AMEC, has integrated the results from the infill drill program into updated mineral resource estimates. The estimate differs from previous estimates because the update has used a lower gold-equivalent cutoff grade, higher gold and silver prices, and current estimates of operating costs and recoveries for gold and silver. The previous estimates were based on gold and silver prices and technical parameters from the late 1990s.

The mineral resource estimates prepared by AMEC are set out in Table 1 below. Mineral Resources were determined using precious metals prices of $1,310/oz gold and $24.05/oz silver, a cut-off grade of 0.004 oz/ton AuEq, and have an effective date of 29 February, 2012. Mineral Resources are reported inclusive of Mineral Reserves.

Mark Hertel, an AMEC Principal Geologist, is the QP for the Mineral Resources. The NI 43-101 Technical Report is available on the Company’s web site at www.goldenqueen.com.

Note that mineral resources that are not mineral reserves do not have demonstrated economic viability.

Table 1 - Mineral Resources
Effective Date: February 29, 2012

			In-situ Grade				Contained Metal
			Gold		Silver		Gold	Silver
Classification	tonnes	ton	g/t	oz/ton	g/t	oz/ton	oz	oz
Measured	26,727,000	29,400,000	0.850	0.025	13.29	0.39	729,000	11,403,000
Indicated	118,090,000	129,900,000	0.442	0.013	8.53	0.25	1,675,000	32,301,000
Total & Average	144,817,000	159,300,000	0.517	0.015	9.42	0.27	2,404,000	43,704,000
Inferred	14,545,000	16,000,000	0.362	0.011	7.89	0.23	169,000	3,681,000

Notes:

1.	The qualified person for the mineral reserve is Mark Hertel, SME Registered Member, and an employee of AMEC.
2.	Mineral Resources are inclusive of Mineral Reserves.
3.	Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability.
4.	Mineral Resources are reported at a 0.004 oz/ton (0.137 g/t) AuEq cutoff.
5.	Mineral Resources are reported as undiluted.
6.	Mineral Resources are reported within a conceptual pit shell that has been merged with the Mineral Reserve pit.
7.	Mineral Resources are reported using a long-term gold price of US$1310/oz, silver price of $24.05/oz, mining and processing costs and variable recoveries that are based on rock type classification.
8.	Gold equivalent grades were calculated based on the equation:
AuEq(oz/ton) = Au(oz/ton) + (Ag(oz/ton) * [(Ag price(US$/oz)/Au price(US$/oz)) * (Ag recovery(%)/Au recovery(%))]
9.	Rounding as required by reporting guidelines may result in apparent summation differences between tons, grade and contained metal content.

10.	Tonnage and grade measurements are in U.S. and metric units. Grades are reported in troy ounces per short ton and in grams per tonne.
11.	Mineral zones were shaped manually with a cutoff grade of 0.004 oz/ton (0.137 g/t) AuEq.

The Company has prepared a further drill program with 40 drill holes and approximately 7,200m (23,500ft) of drilling, designed to test a portion of the material classified as inferred within pit shells constructed in 2012. SRK concurred in the Technical Report (SRK) that strategically targeted drilling could upgrade a significant portion of the inferred to the measured or indicated categories. The Company intends to do extensive infill drilling and further exploration once construction of the facilities is under way.

Cautionary note to U.S. investors concerning estimates of resources: This section uses the terms “measured resources” and “indicated resources”. We advise U.S. investors that while these terms are recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize them. This section also uses the term “inferred resources.” While this term is recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize it. Inferred resources have great uncertainty as to their existence, and great uncertainty as to the economic feasibility of exploiting these in a mining operation. Under Canadian rules, estimates of an inferred resource may not form the basis of pre-feasibility or feasibility studies except in rare cases. Investors are cautioned not to assume that all of or part of an inferred resource exists or will be economically exploitable.

Mineral Reserves

The Company engaged Norwest Corporation (“Norwest”), Vancouver, British Columbia in January 2007 to prepare a NI 43-101 technical report to assess mineral reserves for the Project as part of an independent feasibility study based upon the technical work that had been completed to the end of 2006. The results of the Norwest study were disclosed in a press release dated December 14, 2007.

Norwest completed substantial additional mine design between 2008 and 2012. Norwest prepared an updated feasibility study and economic analysis with input from independent consulting engineers and management and the results were disclosed in a news release on October 25, 2012. This includes updated mineral reserves and these are set out in Table 2 below.

Sean Ennis, P.Eng., Norwest, is the QP for the Mineral Reserves.. The NI 43-101 Technical Report is available on the Company’s web site at www.goldenqueen.com.

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

Indicated recoveries for gold and silver based upon extensive test work are 85.0% and 52.5% as discussed in detail in section Mineralogy, Process Development & Flow Sheet below.

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

Independent Feasibility Study

Norwest prepared an updated feasibility study and economic analysis with input from independent consulting engineers and management and the results were disclosed in a news release on October 25, 2012. The analysis was done on a constant U.S. dollar, stand-alone basis.

At gold and silver prices of $1,438/oz and $27.65/oz respectively, the trailing 36-month average precious metals prices to the end of September 2012, the Project has a pre-tax indicated internal rate of return (“IRR”) of 64.4%, a net present value (“NPV”) of $735 million with a discount rate of 5% and the undiscounted, cumulative net cash flow is approximately $1.13 billion and this is considered the base case. The all-inclusive average cash cost per ounce of gold produced including sustaining capital and an accrual for closure and reclamation and net of silver credits, is $285/oz. The after-tax IRR is 52.2%, the NPV is $517 million with a discount rate of 5% and the undiscounted, cumulative net cash flow is $800 million.

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

		Pre-Tax			After-Tax
Gold Price	Silver Price	NPV @ 5%	NPV @ 5%	IRR	NPV @ 5%	NPV @ 5%	IRR
$/oz	$/oz	$ million	$/share	%	$ million	$/share	%
1,749	33.03	986	9.81	82.9	685	6.82	65.6
1,438	27.65	735	7.31	64.4	517	5.15	52.2

Technical information is provided in the following sections.

Mine Design

Norwest did detailed mine designs between 2008 and 2010 and again in 2012. These detailed mine designs were adapted from the original 2007 designs to reduce waste to ore mining ratios, enhance opportunities for backfill placement and develop pit phasing and access which would lower the costs associated with backfilling. One of the key considerations was also to develop sufficient ore to fill the heap leach pads.

Mineral reserves estimates are discussed in section Mineral Reserves above.

The average waste to ore mining ratio has been reduced from 2.12:1.0 in 2008 to 1.85:1.0 in 2011 to 1.49 in 2012.

An independent consulting engineer did open pit slope stability analyses in 1995 and these included analyses with the ultimate slopes subjected to a maximum, credible earthquake acceleration of 0.297g. The consulting engineer recommended an ultimate slope angle of 55o with an indication that this angle could be safely increased to 63.4 o. The Company drilled five diamond drill holes in 1997 specifically to obtain rock strength parameters for further slope stability analyses. An independent consulting engineer did further slope stability analyses and confirmed the ultimate slope angle of 55o. Norwest used an inter-ramp slope angle of 55o for the mine design done in 2012.

Disposal of waste rock will be largely in mined-out phases of the open pit and a single, external waste rock pad will be constructed to provide a pad for the aggregate operation. Independent consulting engineers did waste rock stability analyses in 1996 and again in 1998 and these were confirmed by Norwest in 2007. A further stability analysis was done in 2010. These analyses concluded that backfilled waste rock and the down-slope portion of the waste rock pad would be stable under both static and seismic loading conditions, both during operations and after closure and reclamation. Some sloughing of the faces of backfilled waste rock or the waste rock pad could occur during significant seismic events in the area.

Waste rock will be disposed of at an angle of repose of 37o (1.3:1.0) and a specific volume of 18.1ft 3/ton that represents a 30% net swell after allowing for partial compaction. Waste rock will be re-sloped to 27o (2.0:1.0) as part of closure and reclamation. The toes of the re-sloped fills will remain within the Approved Project Boundary. There is no groundwater in the areas where waste rock will be disposed of and this will therefore not have an impact on the stability of the waste rock pad.

Open Pit Operation

Standard, open pit mining methods will be used to mine ore and waste rock. Mining operations will include drilling, blasting, loading and hauling and it is expected that the Company will do the mining. All open pit mining will occur in dry conditions above the water table.

Maximum planned mining rates are 11,800 tonnes (13,000 tons) of ore and 24,500 tonnes (27,000 tons) of waste rock per day or 4.14 million tonnes (4.55 million tons) of ore and 8.59 million tonnes (9.45 million tons) of waste rock per year for a combined total of 12.73 million tonnes (14.0 million tons) of ore and waste rock per year. Mine life has increased from 12 years to 15 years. The total quantity of ore to be mined, crushed and screened and stacked on the heap leach pads is estimated to be 60.73 million tonnes (66.81 million tons). Total waste rock to be mined is estimated as 90.39 million tonnes (99.43 million tons) of which 17.3 million tonnes (19.0 million tons) is expected to be processed and 13.6 million tonnes (15.0 million tons) sold as aggregate.

The quantities of both ore and waste rock mined per year will vary from year to year to ensure the most efficient disposal of waste rock in mined-out phases of the open pit.

Ore-from-waste separation will require special attention to ensure that overall grade projections are met.

Underground mine openings will be encountered from time-to-time during open pit mining and this will be allowed for in the detailed mine planning.

The open pit design done by Norwest assumed a loaded downhill ore haul to the primary crusher for the life of the mine. The intent is to replace trucks with a downhill pipe conveyor to convey ore for a number of the mining phases with a reduction in the number of trucks required. Ore will be crushed by an in-pit, portable, primary crusher and fed to the pipe conveyor and conveyed to the coarse ore stockpile. The length of the pipe conveyor will be approximately 500m (1,600ft). Various alternative mine designs are being explored in an effort to make the best possible use of the pipe conveyor and detailed engineering for this application remains to be completed.

Pipe conveyor technology is well-proven in practice with upwards of 200 installations in Europe and a number of installations in North America. Regenerative braking is typically used in all loaded downhill applications and the power generated would provide a small portion of the power required elsewhere in the Project.

Norwest prepared capital and operating cost estimates for the open pit operation for the updated feasibility study.

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
  Stronger agglomerates due to a more favourable overall particle size distribution and this will also impact the flow rates of solution through the heap;
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

An independent consulting engineering firm did the design of the crushing-screening plant including the HPGR in 2006. This design was revised in 2008 and further updated in 2011. The crushing-screening plant has been designed to process 650t/h (715ton/h) for a possible throughput of 4,650,000 tonnes (5,119,000 tons) of ore per year. The engineering firm also prepared capital and operating cost estimates for the crushing-screening plant for the updated feasibility study in 2012.

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

An independent consulting engineering firm did detailed designs and prepared capital and operating costs estimates for the Merrill-Crowe plant and this includes the refinery for the updated feasibility study in 2012.

The Heap Leach Pad And The Heap

A dilute, sodium-cyanide solution will be used to extract gold and silver in the heap leach operation. Extensive procedures will be put in place to protect workers and the environment. The cyanide will be received in a dissolved form by truck directly from the manufacturer and will be pumped to a storage tank on site and from there to the process.

An independent consulting engineering firm is responsible for the design of the heap leach facility, which has been designed for zero discharge. The design contemplates that the first heap leach pad to be constructed, the Phase 1 pad, will be located on the northern side of Soledad Mountain. A second pad, the Phase 2 pad, will be located on the western side of Soledad Mountain, if required. Both pads will be single-use, dedicated pads.

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
  Nominal capacity of the two pads is 60.73 million tonnes (66.81 million tons) and
  The heap is to be constructed in 4 stages.

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

Detailed site investigations were done in the area where the Phase 1 heap leach pad will be constructed in 2004 and again in 2006. The design of the Phase 1 pad has been completed for construction. An experienced contractor based in Bakersfield prepared a construction cost estimate for the Phase 1, Stage 1 portion of the pad for the updated feasibility study in 2012.

The design of the heap leach pad meets all applicable regulatory requirements. Note that the heap must be reclaimed to approximately 23m (25ft) above original contours to meet State reclamation requirements.

An equipment manufacturer did the heap leach stacking study for the conveying and stacking system and prepared capital and operating cost estimates for the updated feasibility study in 2012.

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

An independent consulting engineering firm did the design for the water supply and the process water and firewater distribution systems and prepared capital and operating cost estimates for the updated feasibility study in 2012.

The Company filed an application for a water service connection with Antelope Valley – East Kern Water Agency in February 2008 to provide a backup water supply. This was mandated as one of the conditions of approval in the Conditional Use Permits that were issued in 2010. An independent consulting engineering firm based in Bakersfield is designing a pipeline and pump station to pump water to site and this will provide a 100% backup water supply for the Project.

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

SCE provided a rate for power for the updated feasibility study in 2012. The rate structure is complex and a mix of consumption and demand charges applies to peak, mid-peak and off-peak periods.

SCE indicates that the power factor is an absolutely critical item in SCE territory. SCE requires a minimum operating power factor of 0.95 and a load-sensitive capacitor bank will be installed to achieve this. SCE may also limit the number of starts permitted for the major motors per day.

It is expected that the Company will install and own the utility tie sub-station, which will transform the incoming voltage of 12,460V to 4160V and this will be the mine distribution voltage. This decision is supported by a Method of Service study done by SCE.

Overhead transmission lines will distribute power from the utility tie sub-station to the areas where power will be required.

A diesel-powered generator will provide standby power and this will be set beside the Merrill-Crowe plant. Power will be available to operate the pregnant and barren solution pumps in case of a SCE power failure.

An independent consulting engineering firm prepared a detailed motor list and estimated the power consumption for the Project. The firm also prepared a detailed capital cost estimate for the supply of power to the Project for the updated feasibility study in 2012. The engineering firm is currently doing the detailed electrical design and cost estimates for construction in 2013.

Assay Laboratory, Offices & Workshop/Warehouse

Detailed designs for all services required for a mining operation such as an office, workshop and warehouse, diesel fuel and gasoline storage and an assay laboratory have been completed. Detailed capital and operating cost estimates were prepared for these facilities for the updated feasibility study in 2012.

Project Management & Operating Manpower

A management team will be assembled in Mojave to manage the Project. Manpower is expected to average 31 salaried and 129 hourly-paid workers once the mine is in full production with a further 15 hourly-paid workers required for the aggregate operation. Indications are that skilled workers will be available locally as there are a number of mines and quarries in production in the greater Mojave area.

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

The State of California introduced backfilling requirements for certain types of open pit, metal mines in December 2002. The Company contended that these regulations did not apply to the Project under a grandfathering provision included in the regulation. The Company, therefore, pursued both a favourable interpretation under the regulation and subsequently an amendment of the regulation with the State Mining and Geology Board (the “Board”) in 2006. These efforts were supported by Kern County officials. Both approaches were rejected by the Board and the decision was duly recorded by the Board in January 2007.

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

The Company announced that the Planning Department had approved the additional information submitted by the Company in regards to Condition 107 of the Conditional Use Permits for the Project in a news release dated July 12, 2012.

Under Condition 107 of the Conditional Use Permits, the Company was required to submit, prior to the commencement of mining, additional information relating to closure and closing reclamation. The Company submitted the required information to the Planning Department on November 28, 2011 and June 8, 2012. In accordance with the Surface Mining and Reclamation Act of 1975, the Planning Department consulted the OMR. The OMR confirmed in a letter to the Planning Department dated June 29, 2012 that the additional information provided by the Company adequately demonstrated compliance with Condition 107.

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

An eleventh application for an Authority to Construct permit is currently being completed.

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

The equipment for the downwind meteorological monitoring station has been purchased and is in storage in Mojave. It is expected that the downwind station will be constructed in March 2013.

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

The Company provided reclamation financial assurance in the form of a Payment Bond Certificate backed by a Certificate Of Deposit with Union Bank of California in the amount of $335,457 effective October 2012. The estimate for reclamation financial assurance is $475,937 for 2013 and this estimate has been submitted to the Engineering, Surveying & Permit Services Department for review and approval.

Cleanup On Site

The Company has done extensive cleanup on site over the past several years as summarized in the table below.

		Amount
Payable To	Years	US$	No. of Loads
Contractor 1	2006	13,077.93	6.0
	2007	41,946.50	48.5
	2008	138,336.00	160.0
	2009	15,425.00	17.5
	2010	20,310.00	19.5
	2011	93,285.00	74.0
	2012	80,292.00	66.0

Total	2006-2012	402,672.43	391.5
Contractor 2	2008	128,000.00	141.0
Contractor 3	2010	18,644.60	5.0
Grand Total		549,317.03	532.5

Some work remains to be done and cleanup is continuing in 2013.

The work was done at a significant cost to the Company and demonstrates that the Company is committed to environmental stewardship and good housekeeping in its operations.

Environmental, Safety and Health Policy

The Company has an Environmental, Safety and Health Policy and a management system to implement the Policy.

The Company expects to sign the International Cyanide Management Code. The Code was developed under the auspices of the United Nations Environment Program and the International Council on Metals and the Environment. The International Cyanide Management Institute, a non-profit organization, administers the Code. Signatories to the Code commit to follow the Principles set out in Code and to follow the Standards of Practice. Companies are expected to design, construct, operate and decommission their facilities consistent with the requirements of the Code and must have their operations audited by an independent third party. Audit results are made public. The Company is preparing a Cyanide Management Plan for submission to the International Cyanide Management Institute and this is well under way.

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

The Likelihood of Continued Losses from Operations and Ability To Continue As A Going Concern

The Company has had no revenue from operations and has incurred cumulative losses from inception through December 31, 2012 of $67,953,626. Losses are expected to continue until such time as the Company can economically produce and sell gold and silver, aggregate and construction materials from the Project. Continued losses will require that the Company raise additional funds by equity or debt financing, failing which the Company will not be able to continue operations. Management cannot provide assurances that this will occur and this raises doubts about the Company’s ability to continue as a going concern.

The Need for Significant Additional Financing

If a production decision is made, the Company will need significant additional financing to develop the Project into an operating mine and estimates that this could range as high as $119 million and this includes working capital of $10 million. The Company expects to finance the construction and to secure the necessary working capital from either additional sales of common shares, from bank or other borrowings or, alternatively, through a merger with an established mining company. However, the Company has no commitment for the underwriting of additional shares or for bank financing and it is not a party to any agreement or arrangement providing for a merger with an established mining company. Whether or not and to what extent project financing can be secured will depend on a number of factors, including gold and silver prices. Gold and silver prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as the strength of the U.S. dollar and foreign currencies, global and regional demand, and global or regional political or economic events. If financing is not obtained, the Company will not be able to develop the Project and would be forced to seek alternatives to its current business plan, including disposing of its interests in the Property.

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

Since 2002, Mr. Klingmann has been largely responsible for of the operations of the Company, including work on the Project. The successful development of the Project as currently envisioned by management is dependent to a significant extent on the efforts and abilities of Mr. Klingmann. Investors must be willing to rely to a significant extent on management’s discretion and judgment. We do not maintain key employee insurance on Mr. Klingmann and the loss of his services would likely have an adverse affect on Company operations and plans, until such time as a replacement can be located and brought current on Company plans and operations.

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

Our management identified material weaknesses in internal control over financial reporting as of December 31, 2012 related to the (i) lack of segregation of duties and weakness around timely and consistent management review of financial statements, account reconciliations, and technical accounts in the financial closing and reporting process, and (ii) lack of segregation of duties in daily cash management and limited approval on general and administrative and capital expenditures (see “Item 9A. Controls and Procedures”). As a result of these material weaknesses, our management concluded that, as of December 31, 2012, we did not maintain effective disclosure controls and procedures or internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Our independent registered public accounting firm, BDO Canada LLP, has issued reports on its assessment of our internal control over financial reporting and our consolidated financial statements that are included in Item 8 of this Annual Report on Form 10-K. The reports contain an explanatory paragraph regarding the Company’s ability to continue as a going concern and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

Most of our directors are ordinarily resident outside of the United States and accordingly it may be difficult to effect service of process on them, or to enforce any legal judgment against them.

With the exception of Thomas Clay, our directors namely Edward G. Thompson, Chester Shynkaryk, Bryan Coates and H. Lutz Klingmann are residents of Canada. Consequently, it may be difficult for U.S. investors to effect service of process within the U.S. upon these directors, or to realize in the U.S. upon judgments of U.S. courts predicated upon civil liabilities under the U.S. securities laws. A judgment of a U.S. court predicated solely upon such civil liabilities would probably be enforceable in Canada by a Canadian court if the U.S. court in which the judgment was obtained had jurisdiction, as determined by the Canadian court, in the matter. There is substantial doubt whether an original action could be brought successfully in Canada against any of such directors predicated solely upon such civil liabilities.

Because our common shares will likely trade at prices below U.S.$5.00 per share, and because we will not be listed on a national U.S. exchange, there are additional regulations imposed on U.S. broker-dealers trading in our shares that may make it more difficult for you to resell our shares through a U.S. broker-dealer.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Land Ownership and Mining Rights

The Company acquired its initial property interests in 1985 and has since acquired additional properties in the area. The Company holds directly or controls via agreement a total of 33 patented lode mining claims, 134 unpatented lode mining claims, 1 patented millsite, 12 unpatented millsites, 1 unpatented placer claim and upward of 867 acres of fee land, which together make up the Property. The Property is located west of California State Highway 14 and lies largely south of Silver Queen Road covering all of Section 6 and portions of Sections 5, 7 and 8 in Township 10 North, Range 12 West; portions of Sections 1 and 12 in Township 10 North, Range 13 West; portions of Section 18 in Township 9 North, Range 12 West, and portions of Section 32 in Township 11 North, Range 12 West, all from the San Bernardino Baseline and Meridian.

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

The Company is currently completing a Record of Survey for the claims in Section 8.

Royalties

The Company is required to make advance minimum royalty payments under the mining lease agreements. In some instances, the Company will receive a credit for the advance minimum royalty payments on commencement of commercial production. Most of the royalties are of the net smelter return type and are based on a sliding scale, with the percentage amount of the royalty depending upon the ore grades on the particular property to which the royalty relates. Weighted average royalty rates will range from a low of 1.0 % to a high of 5.0% depending upon the area being mined and gold and silver prices. The agreements also typically provide for an additional royalty if non-mineral commodities, such as aggregates, are produced and sold.

Property Interests Are In Good Standing

The Company had disclosed in its Form 10-K for the fiscal year ended December 31, 2007 that not all property interests were in good standing. The total advance minimum royalty owing to landholders was $714,137. The Company contacted all landholders and paid $666,103 in the second, third and fourth quarters of 2008 with a further $48,034 paid to the remaining rightful landholders in 2009. The Company continues to pay advance minimum royalties to landholders and incurred a total of $204,792 in 2012 and $6,351 which has yet to be paid. The Company believes it is in compliance with the requirements.

A mining lease agreement with a group of landowners expired in 2004. Negotiations with the group were completed in July 2011 and the agreements were extended to 2041. Under the amended agreements, the Company paid advance minimum royalties of $7,500 per year for eight years for a total amount of $60,000 in August 2011 to bring the advance minimum royalties owing current to March 14, 2012.

A number of lease agreements expired in 2010 and in January 2011. Of these expired lease agreements, one set of lease agreements that together comprises approximately 50% interest in a claim group, is considered material by the Company. The Company is in the process of negotiating renewed leases with the landholders, maintains a good relationship with the landholders involved and anticipates that it will be able to reach agreements for new leases in 2013.

While the Company is not in default of any current lease, the Company is negotiating renewal terms for leases that are approaching expiry. The Company does not consider any of those leases to be individually material. However leases that are individually not material may become part of a material group of leases if more than one of the leases in the group cannot be renewed.

Leases have expiry dates ranging from 2014 to 2045. Of these, no single lease is considered material with the exception of four leases which expire in September 2014, April 2015, April 2021 and April 2026 respectively. All leases have an evergreen clause that becomes effective once the mine commences commercial production.

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

Year ended December 31		High	Low
2012	Fourth Quarter	$2.99	$2.11
	Third Quarter	$3.10	$1.89
	Second Quarter	$2.59	$1.93
	First Quarter	$2.99	$2.54
2011	Fourth Quarter	$3.37	$2.44
	Third Quarter	$3.95	$2.58
	Second Quarter	$3.84	$2.61
	First Quarter	$2.94	$2.26

Exchange Rates

The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in Canadian dollars. Such rates are the number of Canadian dollars per one (1) U.S. dollar quoted by the Bank of Canada. The high and low exchange rates for each month during the previous six months were as follows:

	High	Low
February 2013	$1.0285	$0.9960
January 2013	$1.0078	$0.9839
December 2012	$0.9952	$0.9841
November 2012	$1.0028	$0.9927
October 2012	$1.0004	$0.9763
September 2012	$0.9902	$0.9710

Exchange rate information (from U.S.$ to Canadian $) as at each of the years ended December 31, 2011 and 2012 is set out in the table below:

	Year Ended December 31

	2011	2012
Rate at end of Period	$1.0170	$0.9949
Low	$0.9449	$0.9710
High	$1.0604	$1.0418

As of March 1, 2013, there were 224 registered holders of record of the Company’s common shares and an undetermined number of beneficial holders.

The Company announced that it had commenced trading on the OTCQX International under the symbol “GQMNF” in a news release dated September 11, 2012. The OTCQX is the highest tier of the OTC Markets group and the Company expects that this will increase accessibility for U.S. investors.

The high and low sales prices of the common stock as traded on the Pink Sheets and the OTCQX for the calendar periods indicated are set out in the table below. All prices are reported in U.S.$.

Year ended December 31		High	Low
2012	Fourth Quarter	$3.03	$2.00
	Third Quarter	$3.09	$1.76
	Second Quarter	$2.62	$1.85
	First Quarter	$3.02	$2.49
2011	Fourth Quarter	$3.31	$2.36
	Third Quarter	$4.01	$2.62
	Second Quarter	$4.05	$2.65
	First Quarter	$3.00	$2.30

Dividends

The Company has not declared dividends on its common shares since inception.

Securities Authorized for Issuance Under Compensation Plans

The following table sets forth information as at December 31, 2012 respecting the compensation plans under which shares of the Company’s common stock are authorized to be issued.

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

Performance Graph

The performance graph below shows the Company’s cumulative total return based on an initial investment of $100 in GQM common stock, as compared with the S&P/TSX Global Gold Index. The chart shows performance marks as of the last trading day during each of the last five years ended December 31.

	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012
Company	100	246	718	725	572
S&P/TSX Global Gold Index (TITTGD)	100	107	134	115	97

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor an affiliated purchaser of the Company purchased common shares of the Company in the year ended December 31, 2012.

Item 6. Selected Financial Data.

The following table summarizes certain selected consolidated financial data of the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Results for the five most recent years are set out in the table below.

Results for the year ended on:	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2012	2011	2010	2009	2008
Item	$	$	$	$	$
Revenues	0	0	0	0	0
Net loss and comprehensive loss	-1,270,988	-3,230,641	-9,983,926	-4,514,742	-3,996,777
Basic loss and diluted loss per share	-0.01	-0.03	-0.11	-0.05	-0.05
Cash and cash equivalents	4,031,403	7,922,255	6,967,465	2,433,202	3,033,771
Total assets	6,567,069	8,692,866	7,655,343	2,969,865	3,557,416
Stockholders' equity	2,413,780	3,631,916	-3,327,592	-131,888	3,097,436

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of the operating results and financial condition of the Company is as at March 18, 2013 and should be read in conjunction with the audited, consolidated financial statements of the Company for the year ended December 31, 2012 and the notes thereto.

The information in this Management Discussion and Analysis of Financial Condition and Results of Operation is prepared in accordance with U.S. generally accepted accounting principles and all amounts herein are in U.S.$ unless otherwise noted.

Results of Operation

The following are the results of operation for the year ended December 31, 2012.

The Company had no revenue from operations.

The Company incurred general and administrative expenses of $466,996 during the year ended December 31, 2012 (2011 - $880,830; 2010 - $639,203). General and administrative costs were significantly lower when compared with 2011.

The following significant general and administrative expenses were incurred during the year with a comparison to expenses in 2011 and 2010:

  $182,153 (2011 - $270,114; 2010 - $174,678) for accounting and auditing fees during the year. The expenditures decreased from 2011 as the Company changed consultants for its internal bookkeeping and financial reporting at a reduced fee.

  $234,914 (2011 - $332,760; 2010 - $624,863) in legal fees. Legal fees decreased significantly from 2011 due to a reduction in corporate activity that required legal assistance.

  $59,359 (2011 - $106,734; 2010 - $56,068) in office expenditures. Office expenditures decreased significantly during the year as there were reduced administrative activities at the Project and an overall reduction in corporate activities.

The Company incurred exploration expenditures of $1,567,894 during the year-ended December 31, 2012 (2011 -$2,639,946; 2010 - $2,651,533). Exploration expenditures were significantly lower when compared with 2011 and 2010 due to the Company’s transition into the development stage.

The following significant exploration expenses were incurred during the year with a comparison to expenditures in 2011 and 2010:

  $9,575 (2011 - $251,393; 2010 - $84,948) for the infill drill program. Expenditures were lower as the infill drilling was completed in 2011 and the focus shifted to updating the mineral resource estimates as described under Infill Drill Program above.

  $178,638 (2011 - $108,988; 2010 - $38,955) for site maintenance, site development and ongoing clean-up. The significant increase during the year was due to work completed to ensure an adequate power supply was available for the Project.

  $806,781 (2011 – $1,046,765; 2010 - $1,365,069) for detailed engineering of the Phase 1, Stage 1 heap leach pad and the associated site drainage plans, detailed engineering of site grading plans, detailed engineering of the sub-station and site power distribution and ongoing mine design and drafting support. Work was also done on an updated feasibility study and a NI 43-101 Technical Report.

  $112,742 (2011 - $77,914; 2010 - $180,621) for fees charged by the regulatory authorities such as State Water Resources Control Board, Kern County Planning & Community Development Department, Kern County Engineering, Surveying & Permit services Department and Eastern Kern Air Pollution Control District. The amount also includes the annual claim maintenance fees paid to the Bureau of Land Management and this is the primary reason for the increase in 2012.

  $322,242 (2011 - $203,226; 2010 – 90,061) for sampling and analysis of groundwater from monitoring and production wells to meet the requirements set in the Waste Discharge Requirements by the Lahontan Regional Water Quality Control Board. The evaluation of alternative methods of sampling groundwater was approved by the Lahontan Regional Water Quality Control Board and the necessary equipment was purchased and installed in four groundwater monitoring wells during the year. Also includes costs for ongoing monitoring, maintenance and data recovery from the meteorological station on site and consulting engineering fees incurred to support these activities.

  $63,167 (2011 – $245,970; 2010 - $185,276) for advance minimum royalty payments. The Company is required to make advance minimum royalty payments under mining lease agreements with landholders as described in more detail under Item 2. Properties above.

  $193,340 (2011 - $938,770; 2010 - $133,436) for costs incurred to acquire mineral property interests. The Company purchased both additional fee land and bought interests in mining claims from landholders.

The Company recorded a change in fair value of a derivative liability including an increase in foreign exchange of $1,030,431 (2011 - $1,213,913; 2010 – $(6,575,406)) as a result of changes in the value of the Canadian dollar as compared with the US dollar, a reduction in the volatility of the Company’s share price during the year as well as due to the passage of time. This item is a non-cash item and was recorded in accordance with accounting pronouncement ASC 850-40-15. Refer to Note 10 Derivative Liability of the Consolidated Financial Statements for a detailed analysis of the changes in fair value of the derivative liability.

Interest income of $51,174 (2011 - $48,659; 2010 - $31,633)) was marginally higher by $2,515. Interest rates remained low during the year and are projected to remain low for 2013. There was no interest expense during the year.

The Company recorded a net and comprehensive loss of $1,270,988 (or $0.01 per share) during the year as compared to a net and comprehensive loss of $3,230,641 (or $0.03 per share) during 2011 and $9,983,926 (or $0.11 per share) during 2010.

The Company has not disclosed any contractual obligations as of December 31, 2012, there were no contractual obligations that are required to be disclosed.

Summary of Quarterly Results

Results for the eight most recent quarters are set out in the table below:

Results for the quarter ended	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012
on:
Item
	$	$	$	$

Revenue	Nil	Nil	Nil	Nil

Net income (loss) for the quarter	+803,716	-1,825,831	+183,733	-432,606

Basic and diluted net income (loss) per share	0.01	-0.02	0.00	0.00

Results for the quarter ended	Dec. 31, 2011	Sept. 30, 2011	June 30, 2012	March 31, 2011
on:
Item	$	$	$	$
Revenue	Nil	Nil	Nil	Nil
Net loss for the quarter	+230,281	-981,654	-1,758,400	-720,868
Net loss per share	0.00	-0.01	-0.02	-0.01

The results of operations can vary from quarter to quarter depending upon the nature, timing and cost of activities undertaken during the quarter, whether or not the Company incurs gains or losses on foreign exchange or grants stock options, and the movements in its derivative liability.

Selected Annual Information

Results for the year ended on:	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2010	From Inception
Item	$	$	$	$
General and administrative expenses	-466,966	-880,830	-639,203	-6,418,671
Exploration expenditures	-1,567,894	-2,639,946	-2,651,533	-22,155,531
Asset impairment loss	-193,340	-938,770	-133,436	-33,678,389
Adjustment of asset retirement obligation on changes in cash flow estimates	-124,363	-	-	99,220
Accretion expense	-	-33,667	-15,981	-105,029
Change in fair value of derivative liability	1,030,431	1,213,913	-6,575,406	-6,426,362
Gain on settlement of debt	-	-	-	136,627
Sub-total	-1,322,162	-3,279,300	-10,015,559	-68,548,135
Interest expense	-	-	-	-913,098
Interest income	51,174	48,659	31,633	1,731,453
Net loss and comprehensive loss	-1,270,988	-3,230,641	-9,983,926	-67,729,780
Net loss per share	-0.01	-0.03	-0.11

Reclamation Financial Assurance and Asset Retirement Obligation

The Company had provided reclamation financial assurance to the Bureau of Land Management, the State and Kern County totaling $339,079 (2011 - $296,180). This deposit earns interest at 0.1% per annum and is not available for working capital purposes.

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and clean-up the property within the Project based on its activities to date. The Company estimated that total payments of $475,938 would be required to complete its present reclamation obligations. As Management made the decision to capitalize all development expenditures directly related to the Project in July 2012, $124,363 was capitalized as the asset portion of the retirement obligation and $124,363 was expensed for the year ended December 31, 2012.

Property Rent Payments

The Company continues to pay property rental payments to landholders and incurred $204,792 in 2012 and expect to pay approximately $175,000 in 2013. Beginning in July of 2012, the Company moved from the exploration phase to the development phase and as a result, began capitalizing the costs related to the rental payments and they are required in order to move ahead with the Project. As of December 31, 2012, $141,626 of the $204,792 paid in property rental payments were capitalized to mineral properties.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Stock Option Plan

The Company’s Board of Directors adopted an amended stock option plan referred to as the 2008 stock option plan (the “2008 Plan”) in 2008. Pursuant to the 2008 Plan, a further 7,200,000 common shares of the Company may be issued pursuant to the grant of stock options. The exercise price of stock options granted under the Plan shall be determined by the Company’s Board of Directors, but shall not be less than the volume weighted average trading price of the Company’s shares on the Toronto Stock Exchange for the five trading days immediately prior to the date of the grant. The expiry date of a stock option shall be the date so fixed by the Board subject to a maximum term of five years. The Plan provides that stock options will terminate on the earlier of the expiry of the term and (i) 12 months from the date an option holder dies, (ii) 90 days from the date the option holder ceases to act as a director or officer of the Company, or (iii) 60 days from the date the option holder ceases to be employed, or engaged as a consultant, by the Company.

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

Transactions with Related Parties

For the year ended December 31, 2012, the Company paid $138,885 (2011 - $137,748, 2010 - $141,293) to Mr. H. L. Klingmann for services as President of the Company, paid $26,977 (2011 - $27,295, 2010 - $17,769) to Mr. Chester Shynkaryk for his consulting services to the Company, paid $29,930 (2011 - $20,218, 2010 - $Nil), of which $2,814 is payable (2011 - $2,831, 2010 - $Nil), to Mr. Ross McDonald for his services as CFO.

No other compensation was paid or given during the year for services rendered by the directors in such capacity and no amounts were payable at year-end under any standard arrangements for committee participation or special assignments.

Four directors of the Company were paid $2,017 (2011 - $2,022; 2010 - $1,974) and one director was paid $2,000 (2011 - $2,000; 2010 - $2,000) in director’s fees for the year ended December 31, 2012.

The Company amended a consulting services agreement originally entered into in 2004 with Mr. H.L. Klingmann, the President of the Company, in May of 2010. Under the original agreement, upon receipt by the Company of a feasibility study and a production decision made by the Company, a bonus of 150,000 common shares would be issued and upon commencement of commercial production on the Property, a bonus of 150,000 common shares would be issued. Pursuant to the amended agreement, an alternative 300,000 bonus shares would be issuable upon a change of control transaction or upon a sale of all or substantially all of the Company’s assets, having a value at or above C$1.00 per share of the Company, with a further 300,000 bonus shares being issuable in the event the change of control transaction or asset sale occurred at a value at or above C$1.50 per share. As at December 31, 2012, the milestones had not been reached and no commitment to issue the common shares has been recorded in connection with these arrangements.

There were no other related party transactions during the year ended December 31, 2012.

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

Private Placement

There were no private placements during the 2012 or 2011 fiscal years.

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

Liquidity and Capital Resources

The Company held $4,031,403 in cash and cash equivalents on December 31, 2012.

Cash used in Operating Activities:

Cash was used mainly for the ongoing development of the Project in 2012 with major expenditures in four areas:

  Consulting engineering fees remained high due to the significant amount of detailed engineering completed for Project facilities;

  Costs were incurred for ongoing sampling and analysis of groundwater from monitoring and production wells to meet the requirements set in the Waste Discharge Requirements by the Lahontan Regional Water Quality Control Board. The evaluation of alternative methods of sampling groundwater was approved by the Lahontan Regional Water Quality Control Board and the necessary equipment was purchased and installed in four groundwater monitoring wells during the year;

  Legal fees were incurred in preparing an application for a listing on the OTCQX, in negotiations with landholders to extend mining lease agreements and for corporate legal fees and

  Consulting fees were incurred to do a very detailed analysis of the geological and block models and to prepare a NI 43-101 compliant Technical Report. This report was completed in the fourth quarter of 2012.

Cash was used mainly for the ongoing development of the Project in 2011 and 2010 with major expenditures in two key areas:

  Consulting engineering fees remained high due to the significant amount of detailed engineering completed for Project facilities;

  Costs were incurred for ongoing sampling and analysis of groundwater from monitoring and production wells to meet the requirements set in the Waste Discharge Requirements by the Lahontan Regional Water Quality Control Board and alternative methods of sampling groundwater were also evaluated;

  Legal fees were incurred in support of ongoing efforts to secure approvals and permits process for the Project, in negotiations with landholders to extend mining lease agreements and for corporate legal fees; and

  Consulting fees were incurred to do a very detailed analysis of the geological and block models and to prepare a NI 43-101 compliant Technical Report;

Cash from Financing Activities:

During the 2012 fiscal year, there were no financing activities and as a result there was no cash received or used in financing activities.

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

Cash used in Investing Activities:

The Company purchased fee land for approximately $708,809 (2011 - $938,770; 2010 - $310,768) during the year. In addition to fee land purchases, the Company incurred an additional $986,707 of cash expenditures on exploration activities and development activities for the Project. Cash used in investing activities will vary from year to year as willing sellers are found and acceptable prices can be negotiated during the year. Further purchases of fee land are being considered to provide room for a possible future expansion of heap leach pads and future expansion of the area required for the construction of facilities for the aggregate production component of the Project.

Working Capital:

As at December 31, 2012, the Company had current assets of $4,130,223 and current liabilities of $155,280 (Working capital of $3,974,943).

Management does not expect that additional cash will be required beyond cash currently on hand for ongoing work to prepare the Project for production, for paying property rental payments, for detailed engineering of facilities for the Project, for ongoing work on site, for additional land purchases and for general corporate purposes to the end of 2013. Refer also to Outlook below.

Outstanding Share Data

The number of shares issued and outstanding and the fully diluted share position are set out in the table below.

Golden Queen Mining Co. Ltd.

	No. of
Item	Shares
Shares issued and outstanding on December 31, 2011	97,978,383
Shares issued for mineral property interests	20,000
Shares issued and outstanding on December 31, 2012	97,998,383
		Exercise Price	Expiry Date
		C$0.26 &	28/01/14 &
Director and consultants stock options	1,800,000	C$1.24	19/04/15
Shares to be issued as a finder’s fee	100,000	Not Applicable	Not Applicable
Bonus shares to H.L. Klingmann	600,000	Not Applicable	Not Applicable
Fully diluted on December 31, 2012	100,498,383

The company's authorized share capital is 150,000,000 common shares with no par value.

Outlook

The Project is now fully permitted.

Once a production decision is made, the Company will need significant additional financing to develop the Project into an operating mine. Estimated capital costs, including working capital and assuming lease financing of the mining equipment, are $107 million. The Company believes that financing for the Project can be secured if gold and silver prices remain at or near $1,749.00/oz and $33.03/oz respectively, the London p.m. fix for precious metals on October 17, 2012. Gold and silver prices averaged $1,224.53/oz and $20.19/oz in 2010, $1,563.93 and $36.61 in 2011, $1,668.35/oz and $31.16/oz in 2012 and the London p.m. fix for gold and silver was $1,595.50/oz and $28.91/oz respectively on March 15, 2013.

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

Mineral Properties

In July 2012, the Company received notice that it had met all remaining major conditions of the conditional use permits for the Company’s Soledad Mountain Project. As a result, Management made the decision to begin capitalizing all development expenditures related to Soledad Mountain Project while all other expenses not related to the development of the project continue to be expensed as incurred. Refer also to Note 3 Mineral Properties of the Consolidated Financial Statements for a more detailed discussion. Prior to July 2012, there was uncertainty with respect to whether or not the Company would receive the conditional use permits for the Soledad Mountain Project so that the project may move into the development phase. As a result, all amounts expended on mineral property rights were impaired in the period in which they were incurred.

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

Asset Retirement Obligations

The Company’s provision for reclamation of the property is estimated each year by an independent consulting engineer. This estimate, once approved by federal, state and county authorities, forms the basis for a cash deposit of reclamation financial assurance.

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and clean-up the property within the Project based on its activities to date. The Company estimated that total payments of $475,938 would be required to complete its present reclamation obligations.

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

Recently Issued Accounting Standards

A summary of Recently Issued Accounting Standards is provided under the Significant Accounting Policies header of the Notes to the Consolidated Financial Statements for the year ended December 31, 2012.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We hold all of our cash in bank deposit accounts with a single major financial institution. Based on the average cash balances during the year ended December 31, 2012, a 1% decrease in interest rates would have reduced the interest income for 2012 to $Nil.

Foreign Currency Exchange Risk

Certain purchases of labour and operating supplies are denominated in C$. As a result, currency exchange fluctuations may impact the costs of our operations. Specifically, the appreciation of the C$ against the US$ may result in an increase in the Canadian operating expenses in US dollar terms. As of December 31, 2012, the Company maintained the majority of its cash balance in C$. The Company currently does not engage in any currency hedging activities.

Commodity Price Risk

Our primary business activity is the development of the open pit, gold and silver, heap leach project on the Property. Decreases in the price of either of these metals from current levels has the potential to negatively impact our ability to secure the significant additional financing required to develop the Project into an operating mine. Refer also to

Item 1A Risk Factors above.

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

Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2012, as a result of the material weaknesses described below, our disclosure controls and procedures were not effective. Due to these material weaknesses in preparing our consolidated financial statements for the year ended December 31, 2012, we performed additional procedures to ensure that our consolidated financial statements were fairly presented in all material respects in accordance with U.S. generally accepted accounting principles.

Management’s report on internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, the effectiveness of an internal control system in future periods can change with conditions.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the preparation and audit of our consolidated financial statements for the year ended December 31, 2012, we identified the following material weaknesses existed as of December 31, 2012:

1.

Lack of segregation of duties and weakness around timely and consistent management review of financial statements, account reconciliations, and technical accounts in the financial closing and reporting process.

2.	Lack of segregation of duties in daily cash management and limited approval of capital expenditures and general and administrative spending.

These control weaknesses resulted in audit adjustments to the following accounts: mark-to-market expenses (gain) for derivative liabilities and derivative liabilities, asset retirement obligations, prepaid expenses and mineral properties.

Accordingly, the Company’s management has determined these control deficiencies constitute material weaknesses and as a result management has concluded that the internal controls over financial reporting are not effective as of December 31, 2012.

Our independent registered public accounting firm, BDO Canada LLP, has issued reports on its assessment of our internal control over financial reporting and our consolidated financial statements that are included in Item 8 of this Annual Report on Form 10-K. The reports contain an explanatory paragraph regarding the Company’s ability to continue as a going concern and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

Remediation of Material Weaknesses. The Company is evaluating remediation plans to address material weaknesses as may be appropriate for the size of operations and staffing of the Company, and that can be implemented in a cost effective manner. In doing so, the Company is currently completing the following steps:

1.	Reviewing the financial statement preparation and review process to ensure roles and responsibilities are clearly defined and understood;
2.	Review the closing process for the accounting and financial statements to identify specific areas of weakness and address as necessary; and
3.	Develop a chain of command and a process for approving general and administrative expenditures and capital expenditures.

Changes in Internal Control. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the fiscal year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, with the exception that a new financial reporting consultant was hired in April 2012.

Item 9B. Other Information

None.

PART III

Information with respect to Items 10 through 14 is set forth in the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2013 and is incorporated herein by reference. If the definitive Proxy Statement cannot be filed on or before April 30, 2013, the issuer will instead file an amendment to this Form 10-K disclosing the information with respect to Items 10 through 14.

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
H. Lutz Klingmann
President and Principal Executive Officer

Date: March 18, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. Lutz Klingmann	President, Principal Executive Officer, and Director	March 18, 2013
H. Lutz Klingmann

/s/ Edward Thompson	Director	March 18, 2013
Edward Thompson

/s/ Chester Shynkaryk	Director	March 18, 2013
Chester Shynkaryk

/s/ G. Ross McDonald	Principal Financial Officer and Principal Accounting Officer	March 18, 2013
G. Ross McDonald

Golden Queen Mining Co. Ltd.
(A Development Stage Company)

Consolidated Financial Statements

December 31, 2012

(US Dollars)

Tel: 604 688 5421	BDO Canada LLP
Fax: 604 688 5132	600 Cathedral Place
www.bdo.ca	925 West Georgia Street
Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Golden Queen Mining Co. Ltd.
(A development stage company)

We have audited Golden Queen Mining Co. Ltd.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Golden Queen Mining Co. Ltd’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, appearing in its Annual Report under Item 9A, “Controls and Procedures”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses in internal control over financial reporting related to (i) lack of segregation of duties and weakness around timely and consistent management review of financial statements, account reconciliations, and technical accounts in the financial closing and reporting process, and (ii) lack of segregation of duties in daily cash management and limited approval of capital expenditures and general and administrative spending have been identified and described in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and this report does not affect our report dated March 13, 2013 on those consolidated financial statements.

In our opinion, Golden Queen Mining Co. Ltd. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria. We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Golden Queen Mining Co. Ltd. as of December 31, 2012 and 2011 and the related consolidated statements of loss and comprehensive loss, stockholders’ equity (capital deficit), and cash flows for each of the three years in the period ended December 31, 2012. We have also audited the consolidated statements of loss and comprehensive loss, changes in shareholders’ equity (capital deficit), and cash flows for the period from inception (November 21, 1985) through December 31, 2012. Our report dated March 13, 2013, expressed an unqualified opinion with an explanatory paragraph disclosing substantial doubt about the Company's ability to continue as a going concern.

(signed) BDO CANADA LLP

Chartered Accountants

Vancouver, Canada
March 13, 2013

Tel: 604 688 5421	BDO Canada LLP
Fax: 604 688 5132	600 Cathedral Place
www.bdo.ca	925 West Georgia Street
Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Golden Queen Mining Co. Ltd.
(A development stage company)

We have audited the accompanying consolidated balance sheets of Golden Queen Mining Co. Ltd. as of December 31, 2012 and 2011 and the related consolidated statements of loss and comprehensive loss, stockholders’ equity (capital deficit), and cash flows for each of the three years in the period ended December 31, 2012. We have also audited the consolidated statements of loss and comprehensive loss, changes in shareholders’ equity (capital deficit), and cash flows for the period from inception (November 21, 1985) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Queen Mining Co. Ltd. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 and for the period from inception (November 1, 1985) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring operating losses and had a deficit accumulated as of December 31, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Golden Queen Mining Co. Ltd. and the Subsidiary’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2013 expressed an adverse opinion on the Company’s internal control over financial reporting.

(signed) BDO CANADA LLP

Chartered Accountants

Vancouver, Canada
March 13, 2013

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Consolidated Balance Sheets
(US dollars)

	December 31,	December 31,
	2012	2011
Assets

Current assets:
Cash and cash equivalents	$4,031,403	$7,922,255
Receivables	16,972	21,516
Prepaid expenses and other current assets	81,848	144,465

Total current assets	4,130,223	8,088,236

Property and equipment, net (Note 2)	298,466	308,450
Mineral property interests (Note 3)	1,799,301	-
Reclamation financial assurance (Note 6)	339,079	296,180

Total Assets	$6,567,069	$8,692,866

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities (Note 8)	$148,929	$267,513
Property rent payments (Note 7)	6,351	13,723

Total current liabilities	155,280	281,236

Asset retirement obligations (Note 6)	475,938	227,212
Derivative liability (Note 10)	3,522,071	4,552,502

Total liabilities	4,153,289	5,060,950

Shareholders’ Equity
Preferred shares, no par value, 3,000,000 shares authorized; no shares outstanding Common shares, no par value, 150,000,000 shares authorized; 97,998,383 (2011 – 97,978,383) shares issued and outstanding (Note 5)	61,959,471	61,906,619
Additional paid-in capital	8,407,935	8,407,935
Deficit accumulated	(67,953,626)	(66,682,638)

Total shareholders’ equity	2,413,780	3,631,916

Total Liabilities and Shareholders’ Equity	$6,567,069	$8,692,866

Basis of Presentation and Ability to Continue as a Going Concern (Note 1)
Commitments and Contingencies (Notes 3, 5 and 7)

Approved by the Directors:

“H. Lutz Klingmann”	“Chester Shynkaryk”
H. Lutz Klingmann, Director	Chester Shynkaryk, Director

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Consolidated Statements of Loss and Comprehensive Loss
(US dollars)

					Cumulative
					from Date of
					Inception
					(November 21,
	Year Ended	Year Ended	Year Ended		1985) through
	December 31,	December 31,	December 31,		December 31,
	2012	2011	2010		2012

General and administrative expenses (Note 8)	$ (466,996)	$ (880,830)	$ (639,203)		$ (6,418,671)
Exploration expenditures	(1,567,894)	(2,639,946)	(2,651,533)		(22,155,531)
Asset impairment loss	(193,340)	(938,770)	(133,436)		(33,678,389)
Adjustment to asset retirement obligation on changes in cash flow estimates (Note 6)	(124,363)	-	-		99,220
Accretion expense (Note 6)	-	(33,667)	(15,981)		(105,029)
Change in fair value of derivative liability including change in foreign exchange (Note 10)	1,030,431	1,213,913	(6,575,406)		(6,426,362)
Gain on settlement of debt	-	-	-		136,627

	(1,322,162)	(3,279,300)	(10,015,559)		(68,548,135)

Interest expense	-	-	-		(913,098)
Interest income	51,174	48,659	31,633		1,731,453

Net loss and comprehensive loss	$(1,270,988)	$(3,230,641)	$(9,983,926	) $	(67,729,780)

Loss per share - basic and diluted	$(0.01)	$(0.03)	$(0.11)

Weighted average number of common shares outstanding	97,981,197	95,343,041	91,990,821

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Consolidated Statements of Shareholders’ Equity (Capital Deficit)
(US dollars)

					Total
From the Date of Inception					Shareholders’
(November 21, 1985)	Common		Additional	Deficit	Equity
through December 31, 2011	Shares	Amount	Paid-in Capital	Accumulated	(Capital Deficit)

Balance, November 21, 1985	-	$-	$-	$-	$-

Issuance of common shares for cash	1,425,001	141,313	-	-	141,313
Net loss for the period	-	-	-	(15,032)	(15,032)

Balance, May 31, 1986	1,425,001	141,313	-	(15,032)	126,281

Issuance of common shares for cash	550,000	256,971	-	-	256,971
Issuance of common shares for mineral property	25,000	13,742	-	-	13,742
Net loss for the year	-	-	-	(58,907)	(58,907)

Balance, May 31, 1987	2,000,001	412,026	-	(73,939)	338,087

Issuance of common shares for cash	1,858,748	1,753,413	-	-	1,753,413
Net income for the year	-	-	-	38,739	38,739

Balance, May 31, 1988	3,858,749	2,165,439		(35,200)	2,130,239

Issuance of common shares for cash	1,328,750	1,814,133	-	-	1,814,133
Issuance of common shares for mineral property	100,000	227,819	-	-	227,819
Net loss for the year	-	-	-	(202,160)	(202,160)

Balance, May 31, 1989	5,287,499	4,207,391	-	(237,360)	3,970,031

Issuance of common shares for cash	1,769,767	2,771,815	-	-	2,771,815
Issuance of common shares for mineral property	8,875	14,855	-	-	14,855
Net loss for the year	-	-	-	(115,966)	(115,966)

Balance, May 31, 1990	7,066,141	6,994,061	-	(353,326)	6,640,735

Net income for the year	-	-	-	28,706	28,706

Balance, May 31, 1991	7,066,141	6,994,061	-	(324,620)	6,669,441

Net loss for the year	-	-	-	(157,931)	(157,931)

Balance, May 31, 1992	7,066,141	6,994,061	-	(482,551)	6,511,510
Net loss for the year	-	-	-	(285,391)	(285,391)

Balance, May 31, 1993	7,066,141	6,994,061	-	(767,942)	6,226,119

Issuance of common shares for cash	5,834,491	1,536,260	-	-	1,536,260
Share issuance costs	-	-	-	(18,160)	(18,160)
Issuance of common shares for mineral property	128,493	23,795	-	-	23,795
Net loss for the year	-	-	-	(158,193)	(158,193)

Balance, May 31, 1994	13,029,125	8,554,116	-	(944,295)	7,609,821

Issuance of common shares for cash	648,900	182,866	-	-	182,866
Net loss for the year	-	-	-	(219,576)	(219,576)

Balance, May 31, 1995	13,678,025	8,736,982	-	(1,163,871)	7,573,111

Issuance of common shares for cash	2,349,160	2,023,268	-	-	2,023,268
Issuance of common shares for debt	506,215	662,282	-	-	662,282
Issuance of 5,500,000 special warrants	-	9,453,437	-	-	9,453,437
Special warrants issuance costs	-	-	-	(100,726)	(100,726)
Net loss for the year	-	-	-	(426,380)	(426,380)

Balance, May 31, 1996	16,533,400	20,875,969	-	(1,690,977)	19,184,992

Issuance of common shares for cash	18,000	10,060	-	-	10,060
Issuance of common shares for special warrants	5,500,000	-	-	-	-
Special warrants issuance costs	-	-	-	(123,806)	(123,806)
Net loss for the period	-	-	-	(348,948)	(348,948)

Balance, December 31, 1996	22,051,400	$20,886,029	$-	$(2,163,731)	$18,722,298

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Consolidated Statements of Shareholders’ Equity (Capital Deficit)
(US dollars)

						Total
From the Date of Inception						Shareholders’
(November 21, 1985)	Common		Stock	Additional Paid-		Equity
through December 31, 2011	Shares	Amount	Subscription	in Capital	Deficit Accumulated	(Capital Deficit)

Balance, carried forward from previous page	22,051,400	$20,886,029	$-	$-	$(2,163,731)	$18,722,298

Issuance of common shares for cash	157,000	157,050	-	-	-	157,050
Issuance of 3,500,000 special warrants	-	5,287,315	-	-	-	5,287,315
Issuance of common shares for special warrants	3,500,000	-	-	-	-	-
Options to non-employee directors	-	-	-	70,200	-	70,200
Special warrants issuance costs	-	-	-	-	(163,313)	(163,313)
Net loss for the year	-	-	-	-	(1,047,869)	(1,047,869)

Balance, December 31, 1997	25,708,400	26,330,394	-	70,200	(3,374,913)	23,025,681

Issuance of common shares upon exercise of warrants	1,834,300	857,283	-	-	-	857,283
Issuance of common shares through conversion of debt	2,017,941	1,000,000	-	-	-	1,000,000
Share issuance costs	-	-	-	-	(6,060)	(6,060)
Issuance of common shares for cash	5,236,000	2,439,753	-	-	-	2,439,753
Options and re-priced options to non-employee directors	-	-	-	107,444	-	107,444
Net loss for the year	-	-	-	-	(971,595)	(971,595)

Balance, December 31, 1998	34,796,641	30,627,430	-	177,644	(4,352,568)	26,452,506

Issuance of 13,250,000 special warrants	-	3,350,915	-	-	-	3,350,915
Special warrants issuance costs	-	-	-	-	(166,620)	(166,620)
Issuance of common shares for special
warrants	13,250,000	-	-	-	-	-
Net loss for the year	-	-	-	-	(564,657)	(564,657)

Balance, December 31, 1999	48,046,641	33,978,345	-	177,644	(5,083,845)	29,072,144

Cumulative effect of change in accounting for stock options	-	-	-	(177,644)	-	(177,644)
Stock subscription	-	-	200,000	-	-	200,000
Net loss for the year	-	-	-	-	(28,708,276)	(28,708,276)

Balance, December 31, 2000	48,046,641	33,978,345	200,000	-	(33,792,121)	386,224

Issuance of common shares through conversion of debt	406,250	65,000	-	-	-	65,000
Issuance of common shares for conversion of stock subscription	1,538,462	200,000	(200,000)	-	-	-
Share issuance costs	-	-	-	-	(3,337)	(3,337)
Net loss for the year	-	-	-	-	(262,059)	(262,059)

Balance, December 31, 2001	49,991,353	34,243,345	-	-	(34,057,517)	185,828

Issuance of common shares through exercise of options	290,000	37,234	-	-	-	37,234
Issuance of common shares through exercise of warrants	1,520,836	243,334	-	-	-	243,334
Stock option compensation	-	-	-	21,456	-	21,456
Share issuance costs	-	-	-	-	(4,216)	(4,216)
Net loss for the year	-	-	-	-	(347,603)	(347,603)

Balance, December 31, 2002	51,802,189	34,523,913	-	21,456	(34,409,336)	136,033

Issuance of common shares through exercise of options	100,000	24,379	-	-	-	24,379
Equity component of convertible notes	-	-	-	375,000	-	375,000
Stock option compensation	-	-	-	127,326	-	127,326
Net loss for the year	-	-	-	-	(744,516)	(744,516)

Balance, December 31, 2003	51,902,189	$34,548,292	$-	$523,782	$(35,153,852)	$(81,778)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Consolidated Statements of Shareholders’ Equity (Capital Deficit)
(US dollars)

From the Date of Inception					Total Shareholders’
(November 21, 1985)	Common		Additional Paid-	Deficit	Equity
through December 31, 2011	Shares	Amount	in Capital	Accumulated	(Capital Deficit)

Balance, carried forward from previous page	51,902,189	$34,548,292	$523,782	$(35,153,852)	$(81,778)

Issuance of common shares for cash	8,000,000	3,036,282	-	-	3,036,282
Issuance of common shares for convertible notes	978,260	225,000	-	-	225,000
Issuance of common shares through exercise of options	200,000	55,861	-	-	55,861
Share issuance costs	-	-	-	(38,975)	(38,975)
Net loss for the year	-	-	-	(1,772,250)	(1,772,250)

Balance, December 31, 2004	61,080,449	37,865,435	523,782	(36,965,077)	1,424,140

Issuance of common shares through exercise of options	110,000	21,049	-	-	21,049
Stock option compensation	-	-	48,592	-	48,592
Net loss for the year	-	-	-	(1,476,324)	(1,476,324)

Balance, December 31, 2005	61,190,449	37,886,484	572,374	(38,441,401)	17,457

Issuance of common shares through private placement	7,200,000	1,614,716	1,520,899	-	3,135,615
Issuance of common shares through exercise of options	100,000	30,853	-	-	30,853
Issuance of common shares through exercise of warrants	8,978,260	4,659,173	-	-	4,659,173
Issuance of common shares for convertible notes	652,174	150,000	39,917	-	189,917
Stock option compensation	-	-	814,810	-	814,810
Modification of warrants	-	-	889,117	-	889,117
Share issuance costs	-	-	-	(62,888)	(62,888)
Net loss for the year	-	-	-	(4,910,036)	(4,910,036)

Balance, December 31, 2006	78,120,883	44,341,226	3,837,117	(43,414,325)	4,764,018

Issuance of common shares for exercise of options	290,000	127,652	-	-	127,652
Issuance of common shares for property	30,000	24,600	-	-	24,600
Net loss for the year	-	-	-	(2,006,482)	(2,006,482)

Balance, December 31, 2007	78,440,883	44,493,478	3,837,117	(45,420,807)	2,909,788

Issuance of common shares through exercise of warrants	7,200,000	4,184,425	-	-	4,184,425
Net loss for the year	-	-	-	(3,996,777)	(3,996,777)

Balance, December 31, 2008	85,640,883	48,677,903	3,837,117	(49,417,584)	3,097,436

Cumulative effect of change in accounting principle	-	-	(863,402)	464,255	(399,147)
Issuance of common shares through private placement	2,337,500	1,396,646	-	-	1,396,646
Issuance of common shares through exercise of options	400,000	131,085	-	-	131,085
Reclassification of derivative liability on the exercise of stock options	-	-	156,834	-	156,834
Net loss for the year	-	-	-	(4,514,742)	(4,514,742)

Balance, December 31, 2009	88,378,383	50,205,634	3,130,549	(53,468,071)	(131,888)

Issuance of common shares through exercise of options (Note 5)	850,000	272,156	-	-	272,156
Reclassification of derivative liability on the exercise of stock options (Note 10)	-	-	654,033	-	654,033
Issuance of common shares through private placement (Note 5)	5,000,000	5,907,798	-	-	5,907,798
Share issuance costs (Note 5)	-	(45,765)	-	-	(45,765)
Net loss for the year	-	-	-	(9,983,926)	(9,983,926)

Balance, December 31, 2010	94,228,383	$56,339,823	$3,784,582	$(63,451,997)	$(3,327,592)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Consolidated Statements of Shareholders’ Equity Capital Deficit)
(US dollars)

From the Date of Inception					Total Shareholders’
(November 21, 1985)	Common		Additional Paid-	Deficit	Equity
through December 31, 2011	Shares	Amount	in Capital	Accumulated	(Capital Deficit)

Balance carried forward from previous page	94,228,383	$56,339,823	$3,784,582	$(63,451,997)	$(3,327,592)

Issuance of common shares through exercise of options (Note 5)	1,250,000	972,559	-	-	972,559
Issuance of common shares through exercise of warrants (Note 5)	2,500,000	4,594,237	-	-	4,594,237
Reclassification of derivative liability on exercise of warrants (Note 10)	-	-	1,629,668	-	1,629,668
Reclassification of derivative liability on the exercise of stock options (Note 10)	-	-	2,993,685	-	2,993,685
Net loss for the year	-	-	-	(3,230,641)	(3,230,641)

Balance, December 31, 2011	97,978,383	61,906,619	8,407,935	(66,682,638)	3,631,916

Issuance of common shares for mineral property interests	20,000	52,852	-	-	52,852

Net loss for the year	-	-	-	(1,270,988)	(1,270,988)

Balance, December 31, 2012	97,998,383	$61,959,471	$8,407,935	$67,953,626	$2,413,780

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Consolidated Statements of Cash Flows
(US dollars)

				Cumulative
				from Date of
				Inception
				(November 21,
	Year Ended	Year Ended	Year Ended	1985) through
	December 31,	December 31,	December 31,	December 31,
	2012	2011	2010	2012

Operating activities:
Net loss for period	$(1,270,988)	$(3,230,641)	$(9,983,926)	$(67,729,780)
Adjustments to reconcile net loss to cash used in operating activities:
Asset impairment loss	193,340	938,770	133,436	33,678,389
Amortization and depreciation	9,984	9,876	8,119	489,780
Amortization of debt discount	-	-	-	375,000
Adjustment to asset retirement obligation based on changes in cash flow estimates	124,363	-	-	(99,220)
Accretion expense	-	33,667	15,981	105,029
Change in fair value of derivative liability including change in foreign exchange	(1,030,431)	(1,213,913)	6,575,406	6,426,362
Gain on disposition of property and equipment	-	-	-	(10,032)
Stock option compensation	-	-	46,275	1,416,448
Financing charges related to modification of warrants	-	-	-	889,117
Mineral property expenditures	-	-	-	(22,395,449)
Changes in assets and liabilities:
Receivables	4,544	21,280	(18,192)	(16,972)
Prepaid expenses and other current assets	62,617	(104,362)	(20,613)	(168,758)
Accounts payable and accrued liabilities	(238,494)	(115,001)	153,927	68,936
Royalty and mining rights payable	(7,372)	(3,385)	17,108	6,351

Cash used in operating activities	(2,152,437)	(3,663,709)	(3,072,479)	(46,964,799)

Investment activities:
Additions to mineral property
interests	(1,695,516)	(938,770)	(133,436)	(10,571,078)
Deposits on mineral properties	-	-	-	(1,017,551)
Purchase of financial assurance	(42,899)	(9,527)	-	(339,079)
Purchase of property and equipment	-	-	(120,529)	(1,434,367)
Proceeds from sale of property and equipment	-	-	-	47,153

Cash used in investing activities	(1,738,415)	(948,297)	(253,965)	(13,314,922)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Consolidated Statements of Cash Flows (Continued)
(US dollars)

				Cumulative
				from Date of
				Inception
				(November 21,
	Year Ended	Year Ended	Year Ended	1985) through
	December 31,	December 31,	December 31,	December 31,
	2012	2011	2010	2012

Financing activities:
Borrowing under long-term debt	$-	$-	$-	$3,918,187
Payment of long-term debt	-	-	-	(2,105,905)
Proceeds from convertible debt	-	-	-	440,000
Issuance of common shares for cash	-	-	7,634,316	28,871,618
Share issuance costs	-	-	(45,765)	(733,866)
Issuance of special warrants	-	-	-	18,091,667
Issuance of common shares upon exercise of stock options	-	972,559	272,156	1,534,305
Issuance of common shares upon exercise of warrants	-	4,594,237	-	14,295,118

Cash provided by financing activities	-	5,566,796	7,860,707	64,311,124

Net change in cash and cash Equivalents	(3,890,852)	954,790	4,534,263	4,031,403

Cash and cash equivalents, beginning balance	7,922,255	6,967,465	2,433,202	-

Cash and cash equivalents, ending balance	$ 4,031,403	$ 7,922,255	$ 6,967,465	$ 4,031,403

Supplementary Disclosures of Cash Flow Information (Note 9)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010
(US dollars)

Nature of Business Golden Queen Mining Co. Ltd. (“Golden Queen” or the “Company”) is engaged in acquiring and maintaining gold and silver mining properties for exploration, future development and production. The Company was formed on November 21, 1985. Since its inception, the Company has been in the exploration stage but moved into the development stage in 2012. Planned activities involve bringing to production a precious metals mine, the Soledad Mountain Project (“the Project”), located in the Mojave Mining District, Kern County, California.

Principles of Consolidation These consolidated financial statements include the accounts of Golden Queen, a British Columbia corporation, and its wholly-owned subsidiary, Golden Queen Mining Co., Inc. (the “Subsidiary”), a US (State of California) corporation.

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

The Company places its cash and cash equivalents with high quality financial institutions. At times, such cash deposits may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. To date, the Company has not experienced a loss or lack of access to its cash and cash equivalents. However, no assurance can be provided that access to the Company’s cash and cash equivalents will not be impacted by adverse economic conditions in the financial markets.

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
Years Ended December 31, 2012, 2011 and 2010
(US dollars)

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

Foreign Currency Translation The Company’s functional and reporting currency, the US dollar is the primary economic currency. Assets and liabilities in foreign currencies are generally translated into US dollars at the exchange rates on the balance sheet date. Revenues and expenses are translated at exchange rates on the date of the transaction. Where amounts denominated in a foreign currency are converted into US dollars by remittance or repayment, the realized exchange differences are included in other income. The exchange rates prevailing at December 31, 2012, 2011 and 2010 were $0.99, $1.02 and $0.99 stated in Canadian dollars per one US dollar, respectively. The average rates of exchange during the years ended December 31, 2012, 2011 and 2010 were $1.00, $0.99 and $1.02, stated in Canadian dollars per one US dollar, respectively.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010
(US dollars)

Loss Per Share The Company computes and discloses loss per share in accordance with ASC 260, “Earnings per Share”, which requires dual presentation of basic loss per share and diluted loss per share on the face of all income statements presented for all entities with complex capital structures. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options and warrants. Since the Company’s stock options and warrants are anti-dilutive for all periods presented, there is no difference between basic and diluted loss per share as presented. A total of 1,800,000 (2011 – 1,800,000, 2010 – 5,550,000) common shares were issuable pursuant to such stock options at December 31, 2012.

Reclamation and remediation costs (Asset Retirement Obligations) The Company accrues the estimated costs associated with environmental remediation obligations in the period in which the liability is incurred or becomes determinable. The costs of future expenditures for environmental remediation are discounted to their present value where applicable.

Future reclamation and environmental-related expenditures are difficult to estimate in many circumstances due to the early stage nature of the Project, the uncertainties associated with defining the nature and extent of environmental disturbance, the application of laws and regulations by regulatory authorities and changes in reclamation for remediation technology. The Company periodically reviews the provision for such reclamation and remediation costs as evidence indicating that the provision has potentially changed become available. Changes in estimates are reflected in the asset retirement obligation in the period an estimate is revised.

The Company is in the developmental stage and is unable to determine the estimated timing of all potential future expenditures relating to reclamation accruals on its planned development as a result of uncertainty regarding the timing of expenditures on its planned precious metals mine. It is reasonably possible that the ultimate cost of reclamation and remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known.

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

Stock Option Plan The Company’s Board of Directors adopted an amended stock option plan referred to as the 2008 stock option plan (the “2008 Plan”) in 2008. Pursuant to the 2008 Plan, a further 7,200,000 shares were reserved for the issuance on exercise of options granted under the new plan. The exercise price of stock options granted under the 2008 Plan is determined by the Board, but shall not be less than the volume weighted average price for the five trading days immediately prior to the award date. All options granted under the 2008 Plan will be subject to such vesting requirements as may be prescribed by the Exchange, if applicable, or as may be imposed by the Board. All stock options granted under the 2008 Plan and outstanding as at December 31, 2012 expire at a date determined by the Company’s Board of Directors, not exceeding five years from the date of grant.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010
(US dollars)

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

ii)

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11 Disclosures about Offsetting Assets and Liabilities. The amendments enhance disclosures about financial instruments and derivative instruments that are either offset in accordance with US GAAP or are subject to an enforceable master netting arrangement or similar agreement. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendment is effective for annual reporting periods beginning on or after January 1, 2013. The Company does not expect this amendment to have any impact on the Company’s consolidated financial statements.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010
(US dollars)

1. Basis of Presentation and Ability to Continue as a Going Concern

The Company has had no revenues from operations since inception and as at December 31, 2012 has a deficit of $67,953,626 (2011 - $66,682,638) accumulated during the exploration and development stage. Management plans to control current costs and does not anticipate requiring additional financing to fund the Company’s non-development activities over the next twelve months.

The Company has not as yet made a production decision. The Company is evaluating various financing options for the construction of the Project and these may include:

a.	An equity financing;
b.	A combination of equity and debt; and
c.	A merger with an established mining company.

The ability of the Company to obtain financing for its ongoing activities and thus maintain solvency, or to fund construction of the Project, is dependent on equity market conditions, the market for precious metals, the willingness of other parties to lend the Company money or the ability to find a merger partner. While the Company has been successful at certain of these efforts in the past, there can be no assurance that future efforts will be successful. This raises substantial doubt about the Company’s ability to continue as a going concern.

These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Property and Equipment

Property and equipment consists of:
	2012	2011
Buildings	$110,730	$110,730
Furniture and fixtures	56,090	56,090
Automobiles	21,401	21,401
Rental properties	349,794	349,794
Property and equipment, cost	538,015	538,015
Less accumulated depreciation	(239,549)	(229,565)
Property and equipment, net	$298,466	$308,450

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010
(US dollars)

3. Mineral Properties

In July 2012, the Company received notice that it had met all the remaining major conditions of the conditional use permits for development of the Project. As a result, Management made the decision to begin capitalizing all development expenditures directly related to the Project. Prior to July 2012, all acquisition costs were written off due to uncertainties around obtaining the necessary permits. Development expenditures for the years ended December 31, 2011 and 2012 are as follows:

Balance, December 31, 2010 and 2011	$-
Acquisition costs:
Mineral properties	515,469
Deferred costs:
Property rent payments (Note 7)	141,626
Engineering/consulting (Note 8)	587,186
Geology/drilling	5,935
Permitting/environmental	326,110
Site maintenance	71,214
Other direct costs	27,398
1,674,938
Asset retirement obligation (Note 6)	124,363
Balance, December 31, 2012	$1,799,301

The Company is required to pay a royalty of 1% of gross smelter returns on eight patented lode mining claims within the Project that were acquired in 2006. The royalty is payable on commencement of commercial production from those claims for a period of 60 years, not exceeding $60,000,000. As of December 31, 2012, the Company has not incurred any royalty as the Project has not been in production.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010
(US dollars)

4. Income Taxes

The tax effects of the temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows:

	2012	2011

Net operating and capital losses	$9,001,000	$8,382,000
Property and equipment	121,000	125,000
Mineral properties and deferred exploration costs	3,315,000	3,085,000
Asset retirement obligations	162,000	77,000
Foreign exchange (gain) loss	(48,000)	(49,000)
Undeducted financing costs	5,000	8,000
Valuation allowance	(12,556,000)	(11,628,000)

Deferred tax assets (liabilities)	$-	$-

The provision for income taxes differ from the amount established using the statutory income tax rate as follows:

	2012	2011	2010
Income tax benefit at Canadian statutory rate	$(318,000)	$(856,000)	$(2,845,000)
Foreign income taxes at other than Canadian statutory rate	(175,000)	(278,000)	(176,000)
Change in fair value of derivative liability	(278,000)	(329,000)	1,797,000
Non-deductible penalty and other	(15,000)	(16,000)	-
Non-deductible stock-based compensation	-	-	14,000
Share issuance costs	-	-	(7,000)
Non-taxable portion of foreign exchange gain	(61,000)	61,000	(43,000)
Expiry of losses carried forward	-	1,372,000	253,000
Effect of reduction in statutory rate	-	12,000	18,000
Adjustment due to change in estimates	(81,000)	78,000	-
Increase (decrease) in valuation allowance	928,000	(44,000)	989,000
Deferred tax recovery	$-	$-	$-

The Company’s deferred tax assets include approximately $5,000 (2011 - $8,000) related to deductions for share issue costs in excess of amounts deducted for financial reporting purposes. If and when the valuation allowance related to these amounts is reversed, the Company will recognize this benefit as an adjustment to share capital as opposed to income tax expense in the consolidated statements of loss.

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax assets has been established at both December 31, 2012 and 2011.

As at December 31, 2012, the Company had net operating loss carry-forwards available to reduce taxable income in future years as follows:

Country	Amount	Expiration Dates

United States – Federal	$ 21,400,000	2017 - 2032
Canada (C$)	$ 6,900,000	2014 - 2032

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010
(US dollars)

4. Income Taxes - Continued

These consolidated financial statements do not reflect the potential effect on future income taxes of the application of these losses.

The FASB’s guidance for “Accounting for Uncertainty in Income Taxes” clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has evaluated its tax positions for the years ended December 31, 2012 and 2011 and determined that it has no uncertain tax positions requiring financial statement recognition.

Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a 100% valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets.

5. Share capital

Common shares - 2012

In November 2012, the Company issued 20,000 common shares for mineral property interests with a total fair value of $52,852 (C$52,000).

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

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010
(US dollars)

5. Share capital – Continued

Common shares – 2010 - Continued

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

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010
(US dollars)

5. Share capital - Continued

Stock options continued

The following is a summary of stock option activity during the years ended December 31, 2012 and 2011:

		Weighted
		Average Exercise
	Shares	Price per Share

Options outstanding and exercisable, December 31, 2010	3,050,000	C$0.48
Exercised	(1,250,000)	C$0.75
Options outstanding and exercisable, December 31, 2011 and 2012	1,800,000	C$0.29

The stock-based compensation expense recognized on the grant date was $Nil (2011 - $Nil; 2010 - $46,275). Subsequent to the grant date, these options are revalued to fair value at each period-end as derivative liabilities (Note 10). The fair value of stock options granted as above is calculated using the following weighted average assumptions:

2010

Expected life years	5
Interest rate	1.95%
Volatility	106%
Dividend yield	0%

As at December 31, 2012, the aggregate intrinsic value of the outstanding exercisable options was approximately $3,515,000 (2011 - $4,500,000; 2010 - $7,124,000).

The total intrinsic value of 1,250,000 options exercised during 2011 was approximately $2,837,000 (2010 -$438,000).

There is no unamortized compensation expense as at December 31, 2012, 2011, and 2010, as all the outstanding options vested at the grant date.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010
(US dollars)

5. Share capital - Continued

Stock options - Continued

The following table summarizes information about stock options outstanding and exercisable at December 31, 2012:

		Weighted
		Average	Weighted
	Number	Remaining	Average
Expiry	Outstanding and	Contractual Life	Exercise
Date	Exercisable	(Years)	Price

January 28, 2014	1,750,000	1.08	C$0.26
April 18, 2015	50,000	2.3	C$1.24

	1,800,000	1.11	C$0.29

Warrants

The following is a summary of warrants activity during the years ended December 31, 2012 and 2011:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
		Price per	Life
	Shares	Share	(Years)	Expiry Date

Outstanding and exercisable, December 31, 2010	2,500,000	C$1.88
Exercised
Class A	(1,250,000)	C$1.75	-	December 1, 2011
Class B	(1,250,000)	C$2.00	-	December 1, 2011
Outstanding and exercisable, December 31, 2011 and 2012	-	-	-

As at December 31, 2012, the aggregate intrinsic value of the outstanding warrants was approximately $Nil (2011 -$Nil; 2010 - $2,325,000).

The total intrinsic value of warrants that were exercised during 2011 was approximately $1,635,000 (2010 - $Nil).

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010
(US dollars)

6. Asset Retirement Obligations

The Company is required to provide the Bureau of Land Management, the State Office of Mine Reclamation and Kern County with a revised reclamation cost estimate annually. The financial assurance is adjusted once the cost estimate is approved.

As at December 31, 2012, the Company had provided reclamation financial assurance to the Bureau of Land Management, the State and Kern County totaling $339,079 (2011 - $296,180). This deposit earns interest at 0.1% per annum and is not available for working capital purposes.

The Company’s provision for reclamation of the property is estimated each year by an independent consulting engineer. This estimate, once approved by state and county authorities, forms the basis for a cash deposit of reclamation financial assurance.

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and clean-up the property within the Project based on its activities to date. The Company estimated that total payments of $475,938 would be required to complete its present reclamation obligations. As Management made the decision to capitalize all development expenditures directly related to the Project in July 2012, $124,363 was capitalized as the asset portion of the retirement obligation and $124,363 was expensed for the year ended December 31, 2012. The following is a summary of asset retirement obligations:

	2012	2011
Balance, beginning of the year	$227,212	$193,545
Accretion expense	-	33,667
Changes in cash flow estimates	248,726	-
Balance, end of the year	$475,938	$227,212

7. Commitments and Contingencies

Property rent payments (Advance minimum royalties)

The Company has acquired a number of mineral properties outright and has acquired exclusive rights to explore, develop and mine the Property under various mining lease agreements with landowners.

The Company is required to make property rent payments related to its mining lease agreements with landowners. The total property rent payments for the year ended December 31, 2012 was $204,792 (2011 - $245,970) and the Company is expected to make approximately $175,000 in 2013 to various landowners on the existing lease agreements.

A mining lease agreement with a group of landowners expired in 2004. Negotiations with the group were completed in 2011 and the agreements extended to 2041. Under the amended agreements, the Company paid property rent payments of $7,500 per year for eight years for a total amount of $60,000 in August 2011 to bring the property rent payments owing current as at December 31, 2012.

7. Commitments and Contingencies - Continued

Finder’s fee

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010
(US dollars)

The Company has agreed to issue 100,000 common shares as a finder’s fee in connection with certain property acquisitions upon commencement of commercial production of the Project. As of December 31, 2012, commercial production has not commenced and no shares have been issued.

Management agreement

In 2004, the Company entered into an agreement with the President of the Company to issue 300,000 bonus shares upon completion of certain milestones. Upon receipt by the Company of a bankable feasibility study and the decision to place the Property into commercial production, a bonus of 150,000 common shares would be issued. Upon commencement of commercial production on the Property, a further bonus of 150,000 common shares would be issued. In May 2010, the Company entered into an amendment to the agreement whereby the 300,000 bonus shares would alternatively be issuable upon a change of control transaction, or upon a sale of all or substantially all of the Company’s assets, having a value at or above C$1.00 per share of the Company, with a further 300,000 bonus shares being issuable in the event the change of control transaction or asset sale occurred at a value at or above C$1.50 per share. This amended agreement is for a term of three years and shall automatically renew for two years. As at December 31, 2012, none of the milestones had been reached and no commitment to issue the common shares has been recorded in connection with these arrangements.

Compliance with Environmental Regulations

The Company’s exploration and development activities are subject to laws and regulations controlling not only the exploration and mining of mineral properties, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays or affect the economics of a project, and cause changes or delays in the Company’s activities.

8. Related Party Transactions

Except as noted elsewhere in these consolidated financial statements, related party transactions are disclosed as follows:

For the year ended December 31, 2012, the Company paid $138,885 (2011 - $137,748, 2010 - $141,293) to Mr. H. L. Klingmann for services as President of the Company, paid $26,977 (2011 - $27,295, 2010 - $17,769) to Mr. Chester Shynkaryk for his consulting services to the Company, paid $29,930 (2011 - $20,218, 2010 - $Nil), of which $2,814 is payable (2011 - $2,831, 2010 - $Nil), to Mr. Ross McDonald for his services as CFO.

For the year ended December 31, 2011, the Company paid $2,017 (2011 - $2,022, 2010 - $1,974) to each of four directors and $2,000 (2011 and 2010 - $2,000) to a director as director’s fees.

All of the above transactions and balances are recorded at amounts established and agreed to between the related parties.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010
(US dollars)

9. Supplementary Disclosures of Cash Flow Information

					Amounts from
					Date of Inception
					(November 21,
	Year Ended	Year Ended		Year Ended	1985) through
	December 31,	December 31,		December 31,	December 31,
	2012	2011		2010	2012
Cash paid during year for:
Interest	$-	$-		$-	$1,192,911
Income taxes	$-	$-		$-	$-
Non-cash financing and investing activities:			$
Reclassification of derivative liability for exercised stock options and warrants	$-	$ 4,623,353		$654,033	$5,434,220
Stock option compensation	$-	$-		$46,275	$1,416,448
Financing charges related to modification of warrant’s term	$-	$-		$-	889,117
Exchange of notes for common shares	$-	$-		$-	$1,727,282
Exchange of note for future royalty payments	$-	$-		$-	150,000
Common shares issued for mineral property	$52,852	$-		$-	$357,663
Mineral property acquired through the issuance of long-term debt	$-	$-		$-	$1,084,833
Common shares issued upon conversion of convertible debt	$-	$-		$-	$414,917
Mineral property expenditures included in accounts payable	$119,910	$-		$-	$119,910
Asset retirement cost charged to mineral property	$124,363	$-		$-	$124,363
Accretion expense	$-	$33,667		$15,981	$227,212

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

During the year ended December 31, 2012, no stock options that were treated as derivative liabilities were exercised.

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
Years Ended December 31, 2012, 2011 and 2010
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

As of December 31, 2012 and 2011, the Company had re-measured the remaining outstanding options and determined the fair value of the derivative liability to be $3,522,071 and $4,552,502, respectively, using the Black-Scholes option pricing model with the following assumptions:

	2012	2011

Risk-free interest rate	1.14%	0.99% - 1.27%
Expected life of derivative liability	1.08 to 2.30 years	2.08 to 3.30 years
Expected volatility	57.15% - 63.01%	76.66% - 115.11%
Dividend rate	0.00%	0.00%

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

As of December 31, 2010, the Company re-measured outstanding warrants and determined the fair value of the derivative liability to be $3,065,339 using the Black-Scholes option pricing model with the following assumptions:

2010

Risk-free interest rate	1.67%
Expected life of derivative liability	0.92 years
Expected volatility	73.32%
Dividend rate	0.00%

The changes of derivative liability for options and warrants are as follows:

	2012	2011	2010

Balance, beginning of the year	$4,552,502	$10,389,768	$2,695,602
Fair value of options granted	-	-	46,275
Fair value of warrants issued	-	-	1,726,518
Fair value of options exercised	-	(2,993,685)	(654,033)
Fair value of warrants exercised	-	(1,629,668)	-
Change in fair value of options and warrants
including foreign exchange	(1,030,431)	(1,213,913)	6,575,406
Balance, end of the year	$3,522,071	$4,552,502	$10,389,768

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010
(US dollars)

11. Financial Instruments

Fair Value Measurements

All financial assets and financial liabilities are recorded at fair value on initial recognition. Transaction costs are expensed when they are incurred, unless they are directly attributable to the acquisition of qualifying assets, in which case they are added to the costs of those assets until such time as the assets are substantially ready for their intended use or sale.

The three levels of the fair value hierarchy are as follows:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2012 and 2011, the Company had no financial assets or liabilities required to be reported for fair value purposes.

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets the Company has established policies to ensure liquidity of funds and ensure counterparties demonstrate minimum acceptable credit worthiness.

The Company maintains its US Dollar and Canadian Dollar cash and cash equivalents in bank accounts with major financial institutions with high credit standings. Cash deposits held in the United States are insured by the FDIC for up to $250,000 and Canadian Dollar cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to C$100,000. Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they related to US Dollar deposits held in Canadian financial institutions. As of December 31, 2012 and 2011, the Company’s cash and cash equivalent balances held in United States and Canadian financial institutions include $29,732 and $4,001,671 respectively, which was not insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

Interest Rate Risk

The Company holds all of the Company’s cash and cash equivalents in bank deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash and cash equivalent balances during the year ended December 31, 2012, a 1% decrease would have resulted in a reduction in interest income to $Nil.

Foreign Currency Exchange Risk

Certain purchases of labour and operating supplies are denominated in C$. As a result, currency exchange fluctuations may impact the costs of our operations. Specifically, the appreciation of the C$ against the US$ may result in an increase in the Canadian operating expenses in US dollar terms. As of December 31, 2012, the Company maintained the majority of its cash balance in C$. The Company currently does not engage in any currency hedging activities.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010
(US dollars)

11. Financial Instruments - Continued

Commodity Price Risk

The Company’s primary business activity is the development of the open pit, gold and silver, heap leach project on the Property. Decreases in the price of either of these metals from current levels has the potential to negatively impact the Company’s ability to secure significant additional financing required to develop the Property into an operating mine.

12. Comparative information

Certain reclassifications, which have no effect on net loss and comprehensive loss, have been made to the prior period financial statements to conform to the current presentation.