Form 10-K/A
period 2012-12-31
GOLDEN QUEEN MINING CO LTD
filed 2013-03-22
CIK 1025362

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

EXPLANATORY NOTE

This Amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 18, 2013, is being filed to include Exhibit 23.2 and 23.3.

Except as described above, no other changes have been made to the original Annual Report filed March 18, 2013 and this Amendment continues to reflect information as of the date of the original Annual Report, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the original Annual Report.

PART IV

Item 15. Exhibits

Exhibit	Description of Exhibit	Manner of Filing
No.

23.2	Consent of AMEC E&C Services Inc.	Filed herewith
.
23.3	Consent of Norwest Corporation	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN QUEEN MINING CO. LTD.

By:	/s/ H. Lutz Klingmann
H. Lutz Klingmann
President and Principal Executive Officer

Date:	March 21, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. Lutz Klingmann	President, Principal Executive Officer, and Director	March 21, 2013
H. Lutz Klingmann

/s/ Edward Thompson	Director	March 21, 2013
Edward Thompson

/s/ Chester Shynkaryk	Director	March 21, 2013
Chester Shynkaryk

/s/ G. Ross McDonald	Principal Financial Officer and Principal Accounting Officer	March 21, 2013
G. Ross McDonald