Form 10-Q
period 2013-03-31
GOLDEN QUEEN MINING CO LTD
filed 2013-05-15
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
As of May 13, 2013 the registrant’s outstanding common stock consisted of 98,213,383 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Golden Queen Mining Co. Ltd.
(A Development Stage Company)

Condensed Consolidated Interim Financial Statements

March 31, 2013

(Unaudited - US Dollars)

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Condensed Consolidated Interim Balance Sheets
(Unaudited - US dollars)

	March 31,	December 31,
	2013	2012
Assets

Current assets:
Cash and cash equivalents	$3,105,875	$4,031,403
Receivables	24,271	16,972
Prepaid expenses and other current assets	63,364	81,848

Total current assets	3,193,510	4,130,223

Property and equipment, net	298,097	298,466
Mineral property interests (Note 2)	2,560,071	1,799,301
Reclamation financial assurance	339,079	339,079

Total Assets	$6,390,757	$6,567,069

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities (Note 5)	$394,694	$148,929
Property rent payments (Note 4)	6,351	6,351

Total current liabilities	401,045	155,280

Asset retirement obligations	475,938	475,938
Derivative liability (Note 6)	2,910,122	3,522,071

Total liabilities	3,787,105	4,153,289

Shareholders’ Equity
Preferred shares, no par value, 3,000,000 shares authorized; no shares outstanding Common shares, no par value, 150,000,000 shares authorized; 98,013,383 (2012 – 97,978,383) shares issued and outstanding (Note 3)	61,982,039	61,959,471
Additional paid-in capital	8,407,935	8,407,935
Deficit accumulated	(67,786,322)	(67,953,626)

Total shareholders’ equity	2,603,652	2,413,780

Total Liabilities and Shareholders’ Equity	$6,390,757	$6,567,069

Basis of Presentation and Ability to Continue as a Going Concern (Note 1)
Commitments and Contingencies (Notes 2, and 4)
Subsequent Events (Note 8)

Approved by the Directors:

“H. Lutz Klingmann”	“Chester Shynkaryk”
H. Lutz Klingmann, Director	Chester Shynkaryk, Director

See Accompanying Summary of Accounting Policies and Notes to Condensed Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Condensed Consolidated Interim Statements of Loss and Comprehensive Loss
(Unaudited - US dollars)

			Cumulative from
			Date of Inception
	Three Months	Three Months	(November 21,
	Ended	Ended	1985) through
	March 31, 2013	March 31, 2012	March 31, 2013

General and administrative expenses	$(449,698)	$(123,823)	$(6,868,369)
Exploration expenditures	-	(556,722)	(22,155,531)
Asset impairment loss	-	(161,772)	(33,678,389)
Adjustment to asset retirement obligation on changes in cash flow estimates		-	99,220
Accretion expense	-	(8,416)	(105,029)
Change in fair value of derivative liability including change in foreign exchange (Note 6)	611,949	402,276	(5,814,413)
Gain on settlement of debt	-	-	136,627

	162,251	(448,457)	(68,385,884)

Interest expense	-	-	(913,098)
Interest income	5,053	15,851	1,736,506

Net Income (loss) and comprehensive Income (loss)	$167,304	$(432,606)	$(67,562,476)

Income (Loss) per share - basic	$0.00	$(0.00)

Income (Loss) per share - diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding - basic	98,002,383	97,978,383

Weighted average number of common shares outstanding - diluted	99,546,172	97,978,383

See Accompanying Summary of Accounting Policies and Notes to Condensed Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Condensed Consolidated Interim Statements of Shareholders’ Equity (Capital Deficit)
(Unaudited - US dollars)

					Total
					Shareholders’
	Common		Additional	Deficit	Equity
	Shares	Amount	Paid-in Capital	Accumulated	(Capital Deficit)

Balance, December 31, 2011	97,978,383	$61,906,619	$8,407,935	$(66,682,638)	$3,631,916
Issuance of common shares for mineral property interests	20,000	52,852	-	-	52,852
Net loss for the year	-	-	-	(1,270,988)	(1,270,988)
Balance, December 31, 2012	97,998,383	61,959,471	8,407,935	(67,953,626)	2,413,780

Issuance of common shares for mineral property interests	15,000	22,568	-	-	22,568
Net income for the period	-	-	-	167,304	167,304

Balance, March 31, 2013	98,013,383	$61,982,039	$8,407,935	$(67,786,322)	$2,603,652

See Accompanying Summary of Accounting Policies and Notes to Condensed Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Condensed Consolidated Interim Statements of Cash Flows
(Unaudited - US dollars)

			Cumulative
			from Date of
			Inception
	Three Months	Three Months	(November 21,
	Ended March 31,	Ended March 31,	1985) through
	2013	2012	March 31, 2013

Operating activities:
Net income (loss) for period	$167,304	$(432,606)	$(67,562,476)
Adjustments to reconcile net loss to cash used in operating activities:
Asset impairment loss	-	161,772	33,678,389
Amortization and depreciation	2,497	2,496	492,277
Amortization of debt discount	-	-	375,000
Adjustment to asset retirement obligation based on changes in cash flow estimates	-	-	(99,220)
Accretion expense	-	8,416	105,029
Change in fair value of derivative liability including change in foreign exchange	(611,949)	(402,276)	5,814,413
Gain on disposition of property and equipment	-	-	(10,032)
Stock option compensation	-	-	1,416,448
Financing charges related to modification of warrants	-	-	889,117
Mineral property expenditures	-	-	(22,395,449)
Changes in assets and liabilities:
Receivables	(7,299)	(5,306)	(24,271)
Prepaid expenses and other current assets	18,484	30,165	(150,274)
Accounts payable and accrued liabilities	51,828	(16,730)	120,764
Royalty and mining rights payable	-	-	6,351

Cash used in operating activities	(379,135)	(654,069)	(47,343,934)

Investment activities:
Additions to mineral property interests	(544,265)	(161,772)	(11,115,343)
Deposits on mineral properties	-	-	(1,017,551)
Purchase of financial assurance	-	-	(339,079)
Purchase of property and equipment	(2,128)	-	(1,436,495)
Proceeds from sale of property and equipment	-	-	47,153

Cash used in investing activities	(546,393)	(161,772)	(13,861,315)

See Accompanying Summary of Accounting Policies and Notes to Condensed Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Condensed Consolidated Interim Statements of Cash Flows
(Unaudited - US dollars)

			Cumulative
			from Date of
			Inception
	Three Months	Three Months	(November 21,
	Ended March 31,	Ended March 31,	1985) through
	2013	2012	March 31, 2013

Financing activities:
Borrowing under long-term debt	$-	$-	$3,918,187
Payment of long-term debt	-	-	(2,105,905)
Proceeds from convertible debt	-	-	440,000
Issuance of common shares for cash	-	-	28,871,618
Share issuance costs	-	-	(733,866)
Issuance of special warrants	-	-	18,091,667
Issuance of common shares upon exercise of stock options	-	-	1,534,305
Issuance of common shares upon exercise of warrants	-	-	14,295,118

Cash provided by financing activities	-	-	64,311,124

Net change in cash and cash Equivalents	(925,528)	(815,841)	3,105,875

Cash and cash equivalents, beginning balance	4,031,403	7,922,255	-

Cash and cash equivalents, ending balance	$3,105,875	$7,106,414	$3,105,875

Supplementary Disclosures of Cash Flow Information (Note 7)

See Accompanying Summary of Accounting Policies and Notes to Condensed Consolidated Financial Statements

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

These unaudited interim condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. The interim results are not necessarily indicative of the operating results expected for the fiscal year ending on December 31, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.

Principles of Consolidation These condensed consolidated financial statements include the accounts of Golden Queen, a British Columbia corporation, and its wholly-owned subsidiary, Golden Queen Mining Co., Inc. (the “Subsidiary”), a US (State of California) corporation.

Generally Accepted Accounting Principles (“GAAP”) These unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the instructions to Form 10-Q.

Recent Accounting Pronouncements There are no new accounting pronouncements that the Company recently adopted or are pending the Company’s adoption that are expected to have a material impact on the company’s results of operations, financial position or cash flows.

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

Once production has commenced, capitalized costs will be depleted using the units-of-production method over the estimated life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to the Condensed Consolidated Statements of Loss and Comprehensive Loss in that period.

We assess the carrying cost of our mineral properties for impairment whenever information or circumstances indicate the potential for impairment. Such evaluations compare estimated future net cash flows with our carrying costs and future obligations on an undiscounted basis. If it is determined that the future undiscounted cash flows are less than the carrying value of the property, a write down to the estimated fair value is charged to the Condensed Consolidated Statements of Loss and Comprehensive Loss for the period. Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses if the carrying value can be recovered.

Proceeds received under option agreements and/or earn-in agreements are recorded as a cost recovery against the carrying value of the underlying project until the carrying value is reduced to zero. Any proceeds received in excess of the carrying value of the project are recorded as a realized gain in the Condensed Consolidated Statements of Loss and Comprehensive Loss.

Valuation of Long-lived Assets Accounting standards require recognition of impairment of long-lived assets in the event the carrying value of such assets may not be recoverable. It requires that those long-lived assets to be disposed of by sale are to be measured at the lower of carrying amount or fair value less cost of sale whether reported in continuing operations or in discontinued operations. In accordance with the provisions of the accounting standard, the Company reviews the carrying value of its mineral properties on a regular basis. Reductions to the carrying value, if necessary, are recorded to the extent the carrying value of the property exceeds the assets’ recoverable amount.

Foreign Currency Translation The Company’s functional and reporting currency, the US dollar is the primary economic currency. Assets and liabilities in foreign currencies are generally translated into US dollars at the exchange rates on the balance sheet date. Revenues and expenses are translated at exchange rates on the date of the transaction. Where amounts denominated in a foreign currency are converted into US dollars by remittance or repayment, the realized exchange differences are included in other income. The exchange rates prevailing at March 31, 2013 and December 31, 2012 were $0.98 and $0.99 stated in Canadian dollars per one US dollar, respectively. The average rates of exchange during the three months ended March 31, 2013 and the year ended December 31, 2012 were $1.01 and $1.00, stated in Canadian dollars per one US dollar, respectively.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
Years Ended December 31, 2012, 2011 and 2010
(US dollars)

Loss Per Share The Company computes and discloses loss per share in accordance with ASC 260, “Earnings per Share”, which requires dual presentation of basic loss per share and diluted loss per share on the face of all income statements presented for all entities with complex capital structures. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options and warrants. Since the Company’s stock options and warrants are anti-dilutive for all periods presented, there is no difference between basic and diluted loss per share as presented. A total of 1,800,000 (2012 – 1,800,000, 2011 – 1,800,000) common shares were issuable pursuant to such stock options at March 31, 2013.

Reclamation and remediation costs (Asset Retirement Obligations) The Company accrues the estimated costs associated with environmental remediation obligations in the period in which the liability is incurred or becomes determinable. Until such time that a project life is established, the Company records the corresponding cost as an expense. The costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule.

Future reclamation and environmental-related expenditures are difficult to estimate in many circumstances due to the early stage nature of the Project, the uncertainties associated with defining the nature and extent of environmental disturbance, the application of laws and regulations by regulatory authorities and changes in reclamation for remediation technology. The Company periodically reviews accrued liabilities for such reclamation and remediation costs as evidence indicating that the liabilities have potentially changed become available. Changes in estimates are reflected in the condensed consolidated statement of operations in the period an estimate is revised.

The Company is in the developmental stage and is unable to determine the estimated timing of expenditures relating to reclamation accruals. It is reasonably possible that the ultimate cost of reclamation and remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known.

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
Notes to Condensed Consolidated Interim Financial Statements
Years Ended December 31, 2012, 2011 and 2010
(US dollars)

1.        Basis of Presentation and Ability to Continue as a Going Concern

The Company has had no revenues from operations since inception and as at March 31, 2013 has a deficit of $67,786,322 (2012 - $67,953,626) accumulated during the exploration and development stage. Management plans to control current costs and does not anticipate requiring additional financing to fund the Company’s non-development activities over the next twelve months.

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

These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.        Mineral Properties

In July 2012, the Company received notice that it had met all the remaining major conditions of the conditional use permits for development of the Project. As a result, Management made the decision to begin capitalizing all development expenditures directly related to the Project. Prior to July 2012, all acquisition costs were written off due to uncertainties around obtaining the necessary permits. Development expenditures for the three month period ended March 31, 2013 are as follows:

Balance, December 31, 2012	$1,799,301
Acquisition costs:
Mineral properties	157,248
Deferred costs:
Property rent payments	28,500
Engineering/consulting	373,065
Geology/drilling	2,210
Permitting/environmental	143,626
Site maintenance	32,812
Other direct costs	23,309
760,770
Asset retirement obligation	-
Balance, March 31, 2013	$2,560,071

The Company is required to pay a royalty of 1% of gross smelter returns on eight patented lode mining claims within the Project that were acquired in 2006. The royalty is payable on commencement of commercial production from those claims for a period of 60 years, not exceeding $60,000,000. As of March 31, 2013, the Company has not incurred any royalty as the Project has not been in production.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
Years Ended December 31, 2012, 2011 and 2010
(US dollars)

3.        Share capital

Common shares - 2013

In March 2013, the Company issued 15,000 common shares for mineral property interests with a total fair value of $23,250 (C$22,568).

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

The following is a summary of stock option activity during the three month period ended March 31, 2013 and the year ended December 31, 2012:

		Weighted
		Average Exercise
	Shares	Price per Share
Options outstanding and exercisable: January1, 2012;
December 31, 2012 and March 31, 2013	1,800,000	C$0.29

As at March 31, 2013, the aggregate intrinsic value of the outstanding exercisable options was approximately $2,893,000 (December 31, 2012 - $3,515,000; March 31 2012 - $4,119,298).

There is no unamortized compensation expense as at March 31, 2013 and December 31, 2012, as all the outstanding options vested at the grant date.

Stock options - Continued

The following table summarizes information about stock options outstanding and exercisable at March 31, 2013:

		Weighted
		Average	Weighted
	Number	Remaining	Average
Expiry	Outstanding and	Contractual Life	Exercise
Date	Exercisable	(Years)	Price

January 28, 2014	1,750,000	0.83	C$0.26
April 18, 2015	50,000	2.05	C$1.24

	1,800,000	0.86	C$0.29

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

The Company is required to make property rent payments related to its mining lease agreements with landowners. The total property rent payments for the three months ended March 31, 2013 was $28,500 (December 31, 2012 - $204,792). The Company is expected to make approximately a total of $175,000 in property rent payments in 2013 to various landowners on the existing lease agreements.

A mining lease agreement with a group of landowners expired in 2004. Negotiations with the group were completed in 2011 and the agreements extended to 2041. Under the amended agreements, the Company paid property rent payments of $7,500 per year for eight years for a total amount of $60,000 in August 2011 to bring the property rent payments owing current as at March 31, 2013.

Finder’s fee

The Company has agreed to issue 100,000 common shares as a finder’s fee in connection with certain property acquisitions upon commencement of commercial production of the Project. As of March 31, 2013, commercial production has not commenced and no shares have been issued.

Management agreement

In 2004, the Company entered into an agreement with the President of the Company to issue 300,000 bonus shares upon completion of certain milestones. Upon receipt by the Company of a bankable feasibility study and the decision to place the Property into commercial production, a bonus of 150,000 common shares would be issued. Upon commencement of commercial production on the Property, a further bonus of 150,000 common shares would be issued. In May 2010, the Company entered into an amendment to the agreement whereby the 300,000 bonus shares would alternatively be issuable upon a change of control transaction, or upon a sale of all or substantially all of the Company’s assets, having a value at or above C$1.00 per share of the Company, with a further 300,000 bonus shares being issuable in the event the change of control transaction or asset sale occurred at a value at or above C$1.50 per share. This amended agreement is for a term of three years and shall automatically renew for two years. As at March 31, 2013, none of the milestones had been reached and no commitment to issue the common shares has been recorded in connection with these arrangements.

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

5.        Related Party Transactions

Except as noted elsewhere in these condensed consolidated financial statements, related party transactions are disclosed as follows:

For the three months ended March 31, 2013, the Company paid $37,200 (2012 - $35,800) to Mr. H. L. Klingmann for services as President of the Company, paid $6,700 (2012 - $6,700) to Mr. Chester Shynkaryk for his consulting services to the Company, paid $7,400 (2012 - $7,500), of which $2,800 is payable (2012 - $2,814), to Mr. Ross McDonald for his services as CFO.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
Years Ended December 31, 2012, 2011 and 2010
(US dollars)

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

During the three months ended March 31, 2013 and year ended December 31, 2012, no stock options that were treated as derivative liabilities were exercised.

As of March 31, 2013 and December 31, 2012, the Company had re-measured the remaining outstanding options and determined the fair value of the derivative liability to be $2,910,122 and $3,522,071, respectively, using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2013	December 31, 2012

Risk-free interest rate	1.00% - 1.02%	1.14%
Expected life of derivative liability	0.83 to 2.05 years	1.08 to 2.30 years
Expected volatility	61.97% - 63.06%	57.15% - 63.01%
Dividend rate	0.00%	0.00%

The changes of derivative liability for options and warrants are as follows:

	March 31, 2013	December 31, 2012

Balance, beginning of the period	$3,522,071	$4,552,502
Fair value of options granted	-	-
Fair value of warrants issued	-	-
Fair value of options exercised	-	-
Fair value of warrants exercised	-	-
Change in fair value of options and warrants
including foreign exchange	(611,949)	(1,030,431)
Balance, end of the period	$2,910,122	$3,522,071

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
Years Ended December 31, 2012, 2011 and 2010
(US dollars)

7.        Supplementary Disclosures of Cash Flow Information

			Amounts from
			Date of Inception
	Three Months	Three Months	(November 21,
	Ended March 31,	Ended March 31,	1985) through
	2013	2012	March 31, 2013
Cash paid during year for:
Interest	$-	$-	$1,192,911
Income taxes	$-	$-	$-
Non-cash financing and investing activities:
Reclassification of derivative liability for exercised stock options and warrants	$-	$-	$5,434,220
Stock option compensation	$-	$-	$1,416,448
Financing charges related to modification of warrant’s term	$-	$-	$889,117
Exchange of notes for common shares	$-	$-	$1,727,282
Exchange of note for future royalty payments	$-	$-	$150,000
Common shares issued for mineral property	$-	$-	$357,663
Mineral property acquired through the issuance of long-term debt	$-	$-	$1,084,833
Common shares issued upon conversion of convertible debt	$-	$-	$414,917
Mineral property expenditures included in accounts payable	$313,847	$-	$313,847
Asset retirement cost charged to mineral property	$-	$-	$124,363
Accretion expense	$-	$8,416	$227,212

8.        Subsequent Events

On April 17, 2013 a former director exercised 200,000 stock options for total proceeds of $50,672 (C$52,000).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of the operating results and financial condition of Golden Queen Mining Co. Ltd. (the “Company”) is as at May 13 2013 and should be read in conjunction with the unaudited interim consolidated financial statements of the Company for the quarter ended March 31, 2013 and the notes thereto.

The information in this Management Discussion and Analysis and Plan of Operations is prepared in accordance with U.S. generally accepted accounting principles and all amounts herein are in U.S. dollars unless otherwise noted.

The Soledad Mountain Project

Overview

The Company plans to develop a gold-silver, open pit, heap leach operation on its fully-permitted Soledad Mountain property, located just outside the town of Mojave in Kern County in southern California. The Soledad Mountain Project (the “Project”) will use conventional open pit mining methods and the cyanide heap leach and Merrill-Crowe processes to recover gold and silver from crushed, agglomerated ore.

Please refer to the Company’s news release of October 25, 2012 for and the Form 10-K dated March 18, 2013 for information on the Project.

The Company is continuing with detailed engineering for construction of the key facilities for the Project. The Company is also doing numerous detailed studies such as an asbestos survey of the old offices, a burrowing owl survey required to be done 30 days before the start of new disturbances on site and preparing a submission to Kern County in support of a Record of Survey for Section 12. The Company expects to become a signatory of the International Cyanide Management Code and is preparing the necessary documents for a pre-operational audit under the Code.

The Company has accelerated preparations on site for the start of construction. This includes backfilling four shafts in November 2012, demolishing a timber shop on the 600ft level, removing a telephone line to the old offices, removing all obsolete overhead conductors, pole top transformers and power poles and removing all furniture and other items from the old offices and laboratory. Site cleanup is also ongoing.

Appointment of Project and Construction Manager

The Company announced the engagement of Mr. Laurence Morris as Chief Operating Officer of the Company and as Project and Construction Manager for the Project in a news release dated April 30, 2013.

Mr. Morris is a mining engineer and geologist with more than 30 years of experience in mining. Most recently, Mr. Morris was the Chief Operating Officer of Esperanza Resources Corporation from May 2012 to March 2013 and the Vice President of Operations for Minefinders Corporation Ltd. from August 2010 to May 2012. In that position, he oversaw all aspects of the operation and exploration at the Dolores gold mine in Mexico. Prior to joining Minefinders in 2010, Mr. Morris worked for First Quantum Minerals Ltd. in Zambia and Mauritania. Mr. Morris holds an Honours Bachelor of Science in Geology from the University of Sheffield.

The Company Named New Board Nominees for Upcoming Annual General Meeting

The Company announced in a news release dated May 1, 2013 that Mr. Guy Le Bel and Mr. Bernard Guarnera accepted nominations as members of the Board of Directors at the Company’s upcoming annual general meeting of shareholders to be held on May 30, 2013.

Mr. Guy Le Bel is a merger and acquisitions, and business development consultant to Canadian mining companies and has over 30 years of international experience in strategic and financial planning. He was the Vice President of Business Development of Quadra FNX Mining Ltd. from 2004 to 2012 and is currently a director of two TSX Venture Exchange listed companies.

Bernard Guarnera has more than 40 years of experience in the global mining industry. He is currently a director of United States Antimony Corp. Mr. Guarnera is also chairman of the Behre Dolbear Group Inc., an internationally recognized mining consulting firm which was founded in 1991. He previously served with Texaco’s Minerals Group, Dames & Moore, and Boise Cascade, firms where he worked in the coal and uranium, precious and base metals and industrial minerals sectors.

Results of Operations

The following are the results of operations for the three months ended March 31, 2013, and the corresponding period ended March 31, 2012.

The Company had no revenue from operations.

The Company incurred general and administrative expenses of $449,698 during the three months ended March 31, 2013 as compared to $123,823 for the same period in 2012. Costs were higher by $325,875 for the three months ended March 31, 2013 when compared with the same period in 2012.

The following significant general and administrative expenses were incurred during the quarter ended March 31, 2013 with a comparison to costs incurred during the same quarter in 2012:

  $145,875 (2012 – $100,917) for legal expenses. The increase was the result of a SEC review of the Company’s filings and the resulting re-filing of the financial statements for the year-ended December 31, 2011.

  $83,155 (2012 - $41,096) for audit and accounting fees. The increase in the fees was the result of the SEC review of the Company’s filings and the resulting re-filing of the financial statements for the year-ended December 31, 2011.

  $48,150 (2012 – $11,120) for regulatory and filing fees. The significant increase is the result of higher fees paid to the TSX Venture Exchange due to the Company’s larger market capitalization.

  $43,844 (2012 - $42,600) for consulting fees. The increase was the result of increased work during the current quarter by the Company’s President.

The Company incurred exploration expenditures of $Nil during the three months ended March 31, 2013 as compared with $556,722 for the same period in 2012. The Company moved into the development stage during the third quarter of the 2012 fiscal year and as a result, from that point all costs directly related to the mineral property have been capitalized. Please refer to Overview above and to Mineral Properties below.

The Company recorded a decrease in the derivative liability including foreign exchange of $611,949 as a result of a significant decrease in share price for the quarter compared to a decrease of $402,276 for the same quarter in 2012. This item is a non-cash item and was recorded in accordance with accounting pronouncement ASC 850-40-15. Refer to Note 6 Derivative Liability of the Interim Consolidated Financial Statements for a detailed analysis of the changes in fair value of the derivative liability.

Interest income of $5,053 (2012 - $15,851) was significantly lower. The decrease was the result of lower cash balances during the three months ended March 31, 2013 as compared with the same period in 2012. The Company has increased its activity on the Soledad Mountain Project since the third quarter in the 2012 fiscal year. Interest rates remained low during the quarter and are projected to remain low for the remainder of 2013 at least. There was no interest expense during the quarter.

The Company recorded a net and comprehensive income of $167,304 (or $0.00 per share) during the quarter as compared to a net and comprehensive loss of $432,606 (or $0.00 per share) during the same quarter of 2012. Refer to Note 6 Derivative Liability of the Interim Consolidated Financial Statements regarding the impact of the change in the fair value of a derivative liability on the net and comprehensive income (loss) for both periods.

Summary of Quarterly Results

Results for the eight most recent quarters are set out in the table below:

Results for the quarter ended on:	March 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012
Item	$	$	$	$
Revenue	Nil	Nil	Nil	Nil
Net income (loss) for the quarter	167,304	803,716	(1,825,831)	183,733
Net income (loss) per share	0.00	0.01	(0.02)	0.00

Results for the quarter ended on:	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011
Item	$	$	$	$
Revenue	Nil	Nil	Nil	Nil
Net income (loss) for the quarter	(432,606)	(230,281)	(981,654)	(1,758,400)
Net income (loss) per share	(0.00)	(0.00)	(0.01)	(0.02)

The results of operations can vary from quarter to quarter depending upon the nature, timing and cost of activities undertaken during the quarter, whether or not the Company incurs gains or losses on foreign exchange or grants stock options, and the movements in its derivative liability.

Reclamation Financial Assurance

The Company had provided reclamation financial assurance to the Bureau of Land Management, the State of California and Kern County totaling $339,076 (2012 - $296,180). This deposit earns interest at a rate of 0.1% per annum and is not available for working capital purposes. The Company estimates that reclamation financial assurance will increase to $475,938 in 2013 based upon the anticipated work done on site in 2013. The estimate has been approved by the Kern County Engineering, Surveying & Permit Services Department and has been submitted to the State Office of Mine Reclamation for approval.

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and clean-up the property within the Project based on its activities to date. The Company estimated that total payments of $475,938 would be required to complete its reclamation obligations at the end of 2013. As Management made the decision to capitalize all development expenditures directly related to the Project in July 2012, $124,363 was capitalized as the asset portion of the retirement obligation and $124,363 was expensed for the year ended December 31, 2012.

There were no changes to the retirement obligation during the three months ended March 31, 2013.

Property Rent Payments

The Company continues to pay property rent payments to landholders and paid $28,500 in the first quarter of 2013 as compared to $14,220 during the same period in fiscal 2012. The increase is the result of the timing of payments as the overall payments during the year are expected to decrease from approximately $205,000 in 2012 to $175,000 in 2013. The Company is in ongoing discussions with landholders and has made offers to buy back royalty interests where attractive terms can be negotiated.

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

Transactions with Related Parties

For the three months ended March 31, 2013, the Company paid $37,200 (2012 - $35,800) to Mr. H. L. Klingmann for services as President of the Company, paid $6,700 (2012 - $6,700) to Mr. Chester Shynkaryk for his consulting services to the Company, paid $7,400 (2012 - $7,500), of which $2,800 is payable (2012 - $2,814), to Mr. Ross McDonald for his services as CFO.

All of the above transactions and balances are recorded at amounts established and agreed to between the related parties.

There were no other transactions with related parties during the quarter ended March 31, 2013.

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

Liquidity and Capital Resources

The Company held $3,105,875 in cash and cash equivalents on March 31, 2013 as compared to $7,106,414 during the same period in 2012. The decrease in the liquidity is the direct result of a reduced cash and cash equivalents balance due to the increase activity in 2012 and 2013.

Cash used in Operating Activities:

Cash was used mainly for legal, accounting and regulatory fees. During the three months ended March 31, 2013, the Company had an increase in legal and accounting fees due to the SEC’s review of the Company’s filings. The review resulted in filing an amended 2011 10-K.

Cash from Financing Activities:

No cash was received from financing activities during the three months ended March 31, 2013 (2012 - $Nil).

Cash used in Investing Activities:

The Company continued its work on the Soledad Mountain Project with the main work being completed as follows:

  Consulting engineering fees remained high due to the significant amount of ongoing, detailed engineering for Project facilities;

  Costs were incurred for ongoing environmental work, more specifically sampling and analysis of groundwater from monitoring and production wells to meet the requirements set in the Waste Discharge Requirements by the Lahontan Regional Water Quality Control Board. The evaluation of alternative methods of sampling groundwater was approved by the Lahontan Regional Water Quality Control Board and the necessary equipment was purchased and installed in four groundwater monitoring wells during the quarter.

  Mineral property acquisition costs were incurred to increase the Company’s land holdings in and around the Soledad Mountain Project.

Working Capital:

As at March 31, 2013, the Company had current assets of $3,193,510 (2012 - $7,247,536) and current liabilities of $401,045 (2012 - $264,506) or working capital of $2,792,465 (2012 - $6,983,030). The decrease in the working capital is the result of a lower current assets and higher current liabilities. Current assets are mainly composed of cash and cash equivalents, which have decreased due to increased activity over the past year. The current liabilities have also increased as a result of the increased activity at the Soledad Mountain Project.

The Company projected that additional work will be done on site in 2013 in preparing its reclamation financial assurance cost estimates. Refer to Reclamation Financial Assurance above and to Outlook below. The Company will therefore require additional cash beyond cash currently on hand for ongoing work on approvals and permits for the Project, for paying property rental payments and for buying back royalty interests, for detailed engineering of facilities for the Project, for ongoing work on site, for additional land purchases and for general corporate purposes to the end of 2013.

Outstanding Share Data

The number of shares issued and outstanding and the fully diluted share position are set out in the table below:

Item	No. of Shares
Shares issued and outstanding on December 31, 2012	97,998,383
Shares issued for mineral properties	15,000

Shares issued and outstanding on March 31, 2013	98,013,383	Exercise Price	Expiry Date
Director and consultants stock options	1,800,000	C$0.26 & C$1.24	28/01/14 & 19/04/15
Shares to be issued as a finder’s fee	100,000	Not Applicable	Not Applicable
Bonus shares to H.L. Klingmann	600,000	Not Applicable	Not Applicable
Fully diluted on March 31, 2013	100,513,383

The company's authorized share capital is 150,000,000 common shares with no par value.

Outlook

The Project is now fully permitted.

Once a production decision is made, the Company will need significant additional financing to develop the Project into an operating mine. Estimated capital costs, including working capital and assuming lease financing of the mining equipment, are $107 million. The Company believes that financing for the Project can be secured if gold and silver prices remain at or near $1,749.00/oz and $33.03/oz respectively, the London p.m. fix for precious metals on October 17, 2012. Gold and silver prices averaged $1,224.53/oz and $20.19/oz in 2010, $1,563.93 and $36.61 in 2011, $1,668.82/oz and $31.15/oz in 2012. The trailing 36-month average prices for gold and silver were $1,540.17 and $30.10/oz respectively to the end of April 2013. The London a.m. fix for gold and silver was $1,430.75/oz and $23.66/oz respectively on May 13, 2013 and project economics remain robust at these prices.

The Company estimates that construction can be completed in approximately fifteen months once Project financing has been secured.

The Company is evaluating various financing options for the Project, including debt, equity, and a merger with an established mining company.

It is not expected that the Company will hedge any of its gold or silver production.

The ability of the Company to develop a mine on the Property is subject to numerous risks, certain of which are disclosed in the Company’s latest Form 10-K filing with the SEC, dated March 19, 2013. Readers should evaluate the Company’s prospects in light of these and other risk factors.

Mineral Properties

The Company received notice that it had met all remaining major conditions of the conditional use permits for the Project in July 2012. As a result, management of the Company made the decision to begin capitalizing all expenditures related to Soledad Mountain Project. Refer also to Note 2 Mineral Properties of the Condensed Consolidated Interim Financial Statements for a more detailed discussion.

Subsequent Event

A former director of the Company exercised 200,000 stock options for proceeds of $50,672 (C$52,000).

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

Costs for exploration, pre-development, if and when applicable, and maintenance and repairs on capitalized property, plant and equipment are charged to operations as incurred. Exploration costs include those relating to activities carried out: (a) in search of previously unidentified mineral deposits, or (b) at undeveloped concessions. Pre-development activities involve costs incurred in the exploration stage that may ultimately benefit production that are expensed due to the lack of evidence of economic development, which is necessary to demonstrate future recoverability of these expenses. Secondary development costs are incurred for preparation of an ore body for production in a specific ore block, stope or work area, providing a relatively short-lived benefit only to the mine area they relate to, and not to the ore body as a whole.

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

  Completion of a favorable economic study and mine plan for the ore body targeted;
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

Proceeds received under option agreements and/or earn-in agreements are recorded as a cost recovery against the carrying value of the underlying project until the carrying value is reduced to zero. Any proceeds received in excess of the carrying value of the project are recorded as a realized gain in the Consolidated Statements of Income and Comprehensive Income.

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

Recently Issued Accounting Standards

There were no recently issued accounting standards that affected the Company and its financial reporting or any of its accounting policies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We hold all of our cash in bank deposits with a single major Canadian financial institution. Based on the average cash balances during the three months ended March 31, 2013, a 1% decrease in interest rates would have reduced the interest income for the quarter ended March 31, 2013 to $Nil.

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

As of December 31, 2012, our Chief Executive Officer and Chief Financial Officer, and our external Sarbanes-Oxley consultants carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, and the material weaknesses outlined below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2013, the Company determined that there were deficiencies that constituted material weaknesses, as described below:

1.

Lack of segregation of duties and weakness around timely and consistent management review of financial statements, account reconciliations, and technical accounts in the financial closing and reporting process; and

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

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 14, 2013

GOLDEN QUEEN MINING CO. LTD.
(Registrant)

By:	/s/ H. Lutz Klingmann
H. Lutz Klingmann
Principal Executive Officer

By:	/s/ G. Ross McDonald
G. Ross McDonald
Principal Financial Officer