Form 10-Q
period 2013-06-30
GOLDEN QUEEN MINING CO LTD
filed 2013-08-09
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to ________

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
As of August 7, 2013 the registrant’s outstanding common stock consisted of 98,313,383 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Golden Queen Mining Co. Ltd.
(A Development Stage Company)

Condensed Consolidated Interim Financial Statements

June 30, 2013

(Unaudited - US Dollars)

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Condensed Consolidated Interim Balance Sheets
(Unaudited - US dollars)

	June 30,	December 31,
	2013	2012
Assets

Current assets:
Cash and cash equivalents	$1,594,534	$4,031,403
Receivables	10,179	16,972
Prepaid expenses and other current assets	58,049	81,848

Total current assets	1,662,762	4,130,223

Property and equipment, net	307,676	298,466
Mineral property interests (Note 2)	4,017,786	1,799,301
Reclamation financial assurance	339,079	339,079

Total Assets	$6,327,303	$6,567,069

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$634,566	$148,929
Property rent payments	6,351	6,351

Total current liabilities	640,917	155,280

Asset retirement obligations	475,938	475,938
Derivative liability (Note 6)	1,081,112	3,522,071

Total liabilities	2,197,967	4,153,289

Shareholders’ Equity
Preferred shares, no par value, 3,000,000 shares authorized; no shares outstanding
Common shares, no par value, 150,000,000 shares authorized; 98,313,383 (2012 – 97,998,383) shares issued and outstanding (Note 3)	62,058,435	61,959,471
Additional paid-in capital	8,630,443	8,407,935
Deficit accumulated	(66,559,542)	(67,953,626)

Total shareholders’ equity	4,129,336	2,413,780

Total Liabilities and Shareholders’ Equity	$6,327,303	$6,567,069

Basis of Presentation and Ability to Continue as a Going Concern (Note 1)
Commitments and Contingencies (Notes 2, and 4)
Subsequent Events (Note 8)

Approved by the Directors:

“H. Lutz Klingmann”	“Thomas M. Clay”
H. Lutz Klingmann, Director	Thomas M. Clay, Director

See Accompanying Summary of Accounting Policies and Notes to Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Condensed Consolidated Interim Statements of Loss and Comprehensive Loss
(Unaudited - US dollars)

					Cumulative Amounts
					From Date of
	Three	Three	Six		Inception
	Months	Months	Months	Six Months	(November 21,
	Ended	Ended	Ended	Ended	1985) Through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012	2013

General and administrative expenses	$(452,804)	$(741,653)	$(902,501)	$(1,094,192)	$(7,321,172)
Exploration expenditures	-	(249,679)	-	(577,685)	(22,155,531)
Asset impairment loss	-	(11,142)	-	(172,914)	(33,678,389)
Adjustment to asset retirement obligation changes in cash flow estimates	-	-	-	-	99,220
Accretion expense	-	(8,416)	-	(16,832)	(105,029)
Change in fair value of derivative liability including change in foreign exchange	1,672,861	1,180,898	2,284,810	1,583,174	(4,141,552)
Gain on settlement of debt	-	-	-	-	136,627

	1,220,057	170,008	1,382,309	(278,449)	(67,165,826)
Interest expense	-	-	-	-	(913,098)
Interest income	6,723	13,725	11,775	29,576	1,743,228

Net and comprehensive income (loss) for the period	$1,226,780	$183,733	$1,394,084	$(248,873)	$(66,335,696)

Earnings (Loss) per share:
Income (Loss) per share - basic	0.01	0.00	0.01	(0.00)

Income (Loss) per share - diluted	$0.01	$0.00	$0.01	$(0.00)

common shares outstanding - basic	98,228,768	97,978,383	98,116,201	97,978,383

Weighted average number of common shares outstanding - diluted	99,376,903	97,978,383	99,334,081	97,978,383

See Accompanying Summary of Accounting Policies and Notes to Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Condensed Consolidated Interim Statements of Shareholders’ Equity (Capital Deficit)
(Unaudited - US dollars)

					Total
					Shareholders’
	Common		Additional	Deficit	Equity
	Shares	Amount	Paid-in Capital	Accumulated	(Capital Deficit)
Balance, December 31, 2011	97,978,383	$61,906,619	$8,407,935	$(66,682,638)	$3,631,916
Issuance of common shares for mineral property interests	20,000	52,852	-	-	52,852
Net loss for the year	-	-	-	(1,270,988)	(1,270,988)
Balance, December 31, 2012	97,998,383	61,959,471	8,407,935	(67,953,626)	2,413,780
Issuance of common shares for mineral property interests	15,000	22,568	-	-	22,568
Stock options exercised	300,000	76,396	222,508	-	298,904
Net income for the period	-	-	-	1,394,084	1,394,084
Balance, June 30, 2013	98,313,383	$62,058,435	$8,630,443	$(66,559,542)	$4,129,336

See Accompanying Summary of Accounting Policies and Notes to Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Condensed Consolidated Interim Statements of Cash Flows
(Unaudited - US dollars)

			Cumulative
			from Date of
			Inception
	Six Months	Six Months	(November 21,
	Ended June 30,	Ended June 30,	1985) through
	2013	2012	June 30, 2013

Operating activities:
Net income (loss) for period	$1,394,084	$(248,873)	$(66,335,696)
Adjustments to reconcile net loss to cash used in operating activities:
Asset impairment loss	-	172,914	33,678,389
Amortization and depreciation	5,224	4,992	495,004
Amortization of debt discount	-	-	375,000
Adjustment to asset retirement obligation based on changes in cash flow estimates	-	-	(99,220)
Accretion expense	-	16,832	105,029
Change in fair value of derivative liability including change in foreign exchange	(2,284,810)	(1,583,174)	4,141,552
Gain on disposition of property and equipment	-	-	(10,032)
Stock option compensation	66,359	-	1,482,807
Financing charges related to modification of warrants	-	-	889,117
Mineral property expenditures	-	-	(22,395,449)
Changes in assets and liabilities:
Receivables	6,793	(2,423)	(10,179)
Prepaid expenses and other current assets	23,799	10,746	(144,959)
Accounts payable and accrued liabilities	66,745	(53,901)	135,681
Royalty and mining rights payable	-	(7,372)	6,351

Cash used in operating activities	(721,806)	(1,690,259)	(47,686,605)

Investment activities:
Additions to mineral property interests	(1,777,025)	(172,914)	(12,348,103)
Deposits on mineral properties	-	-	(1,017,551)
Purchase of financial assurance	-	(3,297)	(339,079)
Purchase of property and equipment	(14,434)	-	(1,448,801)
Proceeds from sale of property and equipment	-	-	47,153

Cash used in investing activities	(1,791,459)	(176,211)	(15,106,381)

See Accompanying Summary of Accounting Policies and Notes to Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Condensed Consolidated Interim Statements of Cash Flows
(Unaudited - US dollars)

			Cumulative
			from Date of
			Inception
			(November 21,
	Six Months Ended	Six Months Ended	1985) through
	June 30, 2013	June 30, 2012	June 30, 2013

Financing activities:
Borrowing under long-term debt	$-	$-	$3,918,187
Payment of long-term debt	-	-	(2,105,905)
Proceeds from convertible debt	-	-	440,000
Issuance of common shares for cash	-	-	28,871,618
Share issuance costs	-	-	(733,866)
Issuance of special warrants	-	-	18,091,667
Issuance of common shares upon exercise of stock options	76,396	-	1,610,701
Issuance of common shares upon exercise of warrants	-	-	14,295,118

Cash provided by financing activities	76,396	-	64,387,520

Net change in cash and cash Equivalents	(2,436,869)	(1,866,470)	1,594,534

Cash and cash equivalents, beginning balance	4,031,403	7,922,255	-

Cash and cash equivalents, ending balance	$1,594,534	$6,055,785	$1,594,534

Supplementary Disclosures of Cash Flow Information (Note 7)

See Accompanying Summary of Accounting Policies and Notes to Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2013
(Unaudited - US dollars)

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

These unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained herein. The interim results are not necessarily indicative of the operating results expected for the fiscal year ending on December 31, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.

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
For the Six Months Ended June 30, 2013
(Unaudited - US dollars)

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

Foreign Currency Translation The Company’s functional and reporting currency, the US dollar is the primary economic currency. Assets and liabilities in foreign currencies are generally translated into US dollars at the exchange rates on the balance sheet date. Revenues and expenses are translated at exchange rates on the date of the transaction. Where amounts denominated in a foreign currency are converted into US dollars by remittance or repayment, the realized exchange differences are included in other income. The exchange rates prevailing at June 30, 2013 and December 31, 2012 were $1.05 and $0.99 stated in Canadian dollars per one US dollar, respectively. The average rates of exchange during the three months ended June 30, 2013 and the year ended December 31, 2012 were $1.02 and $1.00, stated in Canadian dollars per one US dollar, respectively.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2013
(Unaudited - US dollars)

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

Future reclamation and environmental-related expenditures are difficult to estimate due to the early stage nature of the Project, the uncertainties associated with defining the nature and extent of environmental disturbance, the application of laws and regulations by regulatory authorities and changes in reclamation for remediation technology. The Company periodically reviews the provision for such reclamation and remediation costs as evidence indicating that the liabilities have potentially changed. Changes in estimates are reflected in the condensed consolidated interim statement of operations in the period an estimate is revised.

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
For the Six Months Ended June 30, 2013
(Unaudited - US dollars)

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
For the Six Months Ended June 30, 2013
(Unaudited - US dollars)

1. Basis of Presentation and Ability to Continue as a Going Concern

The Company has had no revenues from operations since inception and as at June 30, 2013 had a deficit of $66,559,542(2012 - $67,953,626) accumulated during the exploration and development stage. Management plans to control current costs and does not anticipate requiring additional financing to fund the Company’s non-development activities over the next twelve months.

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

These condensed consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Mineral Properties

In July 2012, the Company received notice that it had met all the remaining major conditions of the conditional use permits for development of the Project. As a result, Management made the decision to begin capitalizing all development expenditures directly related to the Project. Prior to July 2012, all acquisition costs were written off due to uncertainties around obtaining the necessary permits. Development expenditures for the six month period ended June 30, 2013 are as follows:

Balance, December 31, 2012	$1,799,301
Acquisition costs:
Mineral properties	194,411
Deferred costs:
Property rent payments	82,064
Road construction	687,717
Engineering/consulting	841,719
Geology/drilling	5,320
Permitting/environmental	310,896
Site maintenance	69,297
Other direct costs	27,061
2,218,485
Asset retirement obligation	-
Balance, June 30, 2013	$4,017,786

The Company is required to pay a royalty of 1% of gross smelter returns on eight patented lode mining claims within the Project that were acquired in 2006. The royalty is payable on commencement of commercial production from those claims for a period of 60 years, not exceeding $60,000,000. As of June 30, 2013, the Company has not incurred any royalty as the Project has not been in production.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2013
(Unaudited - US dollars)

3. Share capital

Common shares - 2013

In May 2013, 100,000 stock options were exercised for total proceeds of $25,722. As a result of the exercise, $90,496 was transferred from the derivative liability to additional paid up capital.

In April 2013, 200,000 stock options were exercised for total proceeds of $50,674. As a result of the exercise, $132,012 was transferred from the derivative liability to additional paid up capital.

In March 2013, the Company issued 15,000 common shares for mineral property interests with a total fair value of $22,568 (C$23,250).

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

The following is a summary of stock option activity during the six month period ended June 30, 2013 and the year ended December 31, 2012:

		Weighted
		Average Exercise
	Shares	Price per Share

Options outstanding and exercisable: December 31, 2012	1,800,000	C$0.29
Stock options issued	350,000	C$1.03
Stock options exercised	(300,000)	C$0.26
Options outstanding, June 30, 2013	1,850,000	C$0.44
Options exercisable, June 30, 2013	1,550,000	C$0.32

During the six months ended June 30, 2013, there were 350,000 stock options issued for a total stock based compensation expense of $66,359 ( 2012 - $Nil). Of the options issued, 50,000 issued to a consultant vested immediately while the remaining 300,000 stock options issued to an employee vest 100,000 for every six months from the grant date for a total vesting period of 18 months. In addition, the Company extended the expiry date of 650,000 stock options from January 28, 2014 to May 30, 2014 and all other terms remaining the same.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2013
(Unaudited - US dollars)

Stock options - Continued

The stock options issued during the quarter were measured using the Black-Scholes option pricing model with the following assumptions

	June 30, 2013	December 31, 2012

Risk-free interest rate	1.46%	-
Expected life	5 years	-
Expected volatility	100.49%	-
Dividend rate	0.00%	-

As at June 30, 2013, the aggregate intrinsic value of the outstanding exercisable options was approximately $1,020,208 (December 31, 2012 - $3,515,000; June 30, 2012 - $2,904,365). There were 300,000 stock options exercised during the six months ended June 30, 2013 and they had a total intrinsic value of $220,609. There were no option exercised during the comparable period in 2012.

As of June 30, 2013, there was $264,194of unamortized stock based compensation expense as there were 300,000 stock options that had not vested as of June 30, 2013. There were no unamortized stock based compensation expense as at December 31, 2012 and June 30, 2012, as all the outstanding options had vested on those dates.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2013:

		Weighted
		Average	Weighted
	Number	Remaining	Average
Expiry	Outstanding and	Contractual Life	Exercise
Date	Exercisable	(Years)	Price

January 28, 2014	800,000	0.58	C$0.26
May 30, 2014	650,000	0.92	C$0.26
April 18, 2015	50,000	1.80	C$1.24
May 13, 2018	300,000	4.87	C$1.03
June 3, 2018	50,000	4.93	C$1.19

Outstanding, June 30, 2013	1,850,000	1.54	C$0.44
Exercisable, June 30, 2013	1,550,000	2.80	C$0.32

4. Commitments and Contingencies

Property rent payments (Advance minimum royalties)

The Company has acquired a number of mineral properties outright and has acquired exclusive rights to explore, develop and mine the Property under various mining lease agreements with landowners.

The Company is required to make property rent payments related to its mining lease agreements with landowners. The total property rent payments for the six months ended June 30, 2013 were $82,064 (December 31, 2012 - $204,792). The Company is expected to make approximately a total of $175,000 in property rent payments to various landowners on the existing mining lease agreements in 2013.

A mining lease agreement with a group of landowners expired in 2004. Negotiations with the group were completed in 2011 and the agreements extended to 2041. Under the amended agreements, the Company paid property rent payments of $7,500 per year for eight years for a total amount of $60,000 in August 2011 to bring the property rent payments owing current as at June 30, 2013.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2013
(Unaudited - US dollars)

4. Commitments and Contingencies (Continued)

Finder’s fee

The Company has agreed to issue 100,000 common shares as a finder’s fee in connection with certain property acquisitions upon commencement of commercial production of the Project. As of June 30, 2013, commercial production has not commenced and no shares have been issued.

Management agreement

In 2004, the Company entered into an agreement with the President of the Company to issue 300,000 bonus shares upon completion of certain milestones. Upon receipt by the Company of a bankable feasibility study and the decision to place the Property into commercial production, a bonus of 150,000 common shares would be issued. Upon commencement of commercial production on the Property, a further bonus of 150,000 common shares would be issued. In May 2010, the Company entered into an amendment to the agreement whereby the 300,000 bonus shares would alternatively be issuable upon a change of control transaction, or upon a sale of all or substantially all of the Company’s assets, having a value at or above C$1.00 per share of the Company, with a further 300,000 bonus shares being issuable in the event the change of control transaction or asset sale occurred at a value at or above C$1.50 per share. This amended agreement is for a term of three years and shall automatically renew for two years. As at June 30, 2013, none of the milestones had been reached and no commitment to issue the common shares has been recorded in connection with these arrangements.

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

5. Related Party Transactions

Except as noted elsewhere in these condensed consolidated interim financial statements, related party transactions are disclosed as follows:

For the three months and six months ended June 30, 2013, the Company paid $37,371 and $74,523 (2012 - $32,500 and $68,000) to Mr. H. L. Klingmann for services as President of the Company, paid $6,595 and $13,288 (2012 -$6,700 and $13,400) to Mr. Chester Shynkaryk for his consulting services to the Company and paid $7,328 and $14,764 (2012 - $7,400 and $14,800) to Mr. Ross Macdonald for his CFO services.

There were no significant related party accounts payable and accrued liabilities in the as at June 30, 2013 (2012 -$nil)

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

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2013
(Unaudited - US dollars)

6. Derivative Liability (Continued)

During the six months ended June 30, 2013, 300,000 stock options that were treated as derivative liabilities were exercised. A total of $222,508, representing the fair value of the stock options exercised, was transferred from the derivative liability to additional paid up capital. For the year ended December 31, 2012, no stock options that were treated as derivative liabilities were exercised. In addition, during the six period ended June 30, 2013, 50,000 stock options were issued that met the definition of a derivative liability as described above. As a result, a total of $66,358 was added to the derivative liability representing the liability related to the newly issued stock options.

As of June 30, 2013 and December 31, 2012, the Company had re-measured the remaining outstanding options and determined the fair value of the derivative liability to be $1,081,112 and $3,522,071, respectively, using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2013	December 31, 2012

Risk-free interest rate	1.22% - 1.80%	1.14%
Expected life of derivative liability	0.58 to 4.93 years	1.08 to 2.30 years
Expected volatility	72.88% - 101.21%	57.15% - 63.01%
Dividend rate	0.00%	0.00%

The changes of derivative liability for options and warrants are as follows:

	June 30, 2013	December 31, 2012

Balance, beginning of the period	$3,522,071	$4,552,502
Fair value of options granted	66,359	-
Fair value of warrants issued	-	-
Fair value of options exercised	(222,508)	-
Fair value of warrants exercised	-	-
Change in fair value of options and warrants
including foreign exchange	(2,284,810)	(1,030,431)
Balance, end of the period	$1,081,112	$3,522,071

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2013
(Unaudited - US dollars)

7. Supplementary Disclosures of Cash Flow Information

			Amounts from
			Date of Inception
	Six Months	Six Months	(November 21,
	Ended June 30,	Ended June 30,	1985) through
	2013	2012	June 30, 2013
Cash paid during year for:
Interest	$-	$-	$1,192,911
Income taxes	$-	$-	$-
Non-cash financing and investing activities:
Reclassification of derivative liability for exercised stock options and warrants	$-	$-	$5,434,220
Stock option compensation	$66,359	$-	$1,482,807
Financing charges related to modification of warrant’s term	$-	$-	$889,117
Exchange of notes for common shares	$-	$-	$1,727,282
Exchange of note for future royalty payments	$-	$-	$150,000
Common shares issued for mineral property	$22,568	$-	$380,231
Mineral property acquired through the issuance of long-term debt	$-	$-	$1,084,833
Common shares issued upon conversion of convertible debt	$-	$-	$414,917
Mineral property expenditures included in accounts payable	$538,802	$-	$418,892
Asset retirement cost charged to mineral property	$-	$-	$124,363
Accretion expense	$-	$16,832	$227,212

8. Subsequent Events

On July 26, 2013, the Company entered into agreements to issue convertible debentures for aggregate proceeds of C$10,000,000 (the “Placement”). The convertible debentures are unsecured, and bear interest at 2% per annum payable annually. The principal amounts of the convertible debentures are convertible into shares of the Company at a price of C$1.03 per share for a period of two years. If the convertible debentures have not been converted by the holder prior to the maturity date, then the Company may convert them at the lower of C$1.03 or the market price as at the maturity date. The market price on the maturity date will be determined based on the volume weighted average price of the shares as traded on the Toronto Stock Exchange for the five trading days preceding the maturity date. A total of C$7,500,000 of the offering has been subscribed for by an investment vehicle managed by Thomas M. Clay, a Director and insider of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of the operating results and financial condition of Golden Queen Mining Co. Ltd. (the “Company”) is as at August 7, 2013 and should be read in conjunction with the unaudited condensed consolidated interim financial statements of the Company for the quarter ended June 30, 2013 and the notes thereto.

The information in this Management Discussion and Analysis and Plan of Operations is prepared in accordance with United States generally accepted accounting principles and all amounts herein are in U.S. dollars unless otherwise noted.

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

Please refer to the Company’s news release of October 25, 2012 and the Form 10-K dated March 18, 2013 for information on the Project.

Site Preparations For The Start Of Construction

The Company completed site preparations for the start of construction during the second quarter of 2012. This included backfilling four shafts in November 2012, demolishing a timber shop on the 600ft level, removing a telephone line to the old offices on site that dated from the 1930s, removing obsolete overhead conductors and power poles, removing all furniture and other items from the old offices and assay laboratory, demolishing the old offices and trucking the residues to an approved landfill and breaking up the mill footings that remained on site from the Gold Fields operation. Site cleanup is also ongoing.

The Company completed a number of studies such as a burrowing owl survey required to be done 30 days before the start of new disturbances on site. Work is also continuing with detailed engineering for construction of the facilities for the Project. The total direct deferred exploration and development costs for the quarter ended June 30, 2013 increased by $1,420,553 to $2,024,074 from the previous quarter with the majority of the increase relating to road construction, engineering and consulting. There were no deferred exploration or development costs incurred in the comparative year quarter.

The Company started construction of infrastructure-related items required on site during the second quarter of 2013. The widening of Silver Queen Road with turning lanes was completed on May 3. The turning lanes were extended with a concrete "dip crossing" across a floodplain. at a combined cost of $687,717. No such road costs were incurred in the comparative year quarter or prior quarter. Construction is now proceeding with site grading and this will include an employee parking lot, security station, fuel storage facilities, a sediment pond and drainage channel and a pad where the sub-station will be constructed.

The Company was accepted by the International Cyanide Management Institutes as a signatory of the International Cyanide Management Code (the “Code”) on May 15, 2013. The Company has prepared a Cyanide Management Plan and expects that this will provide the basis for a pre-operational audit under the Code.

Results of Operations

The following are the results of operations for the three months ended June 30, 2013, and the corresponding period ended June 30, 2012.

The Company had no revenue from operations.

The Company incurred general and administrative expenses of $452,804 and $902,501 during the three and six months ended June 30, 2013 as compared to $741,653 and $1,094,192 for the same periods in 2012. Costs were lower by $288,849 and $191,691 for the three and six months ended June 30, 2013 when compared with the same periods in 2012.

The following significant general and administrative expenses were incurred during the six months ended June 30, 2013 with a comparison to costs incurred during the same period in 2012:

  $133,218 (2012 - $118,912) for auditing and accounting fees. The increase is the result of higher costs associated with the 2012 year-end audit and the quarterly reviews completed by the Company’s auditors. With the increased activity within the Company and a move from the exploration stage to the development, the amount of work required to complete the audits and reviews has increased.

  $230,015 (2012 – 168,322) for legal fees. The increase is the result of the work required for indirect financing alternatives and activities as well as work completed during the Company’s annual general meeting (“AGM”), and other corporate matters.

  $49,742 (2012 - $25,551) for office expense. The increase is mainly due to the costs associated with the company’s AGM and disseminating the AGM information to all shareholders.

  $103,001 (2012 - $32,369) for regulatory and filing fees. The significant increase is the result of higher fees paid to the Toronto Stock Exchange (the “TSX”) due to the Company’s larger market capitalization during 2012 as well as fees related to the issuance of stock options and the extension of stock options. Also, the Company’s transfer agent completed a significant amount of work relating to the AGM and the issuance of common shares during the period.

  $66,359 (2012 - $Nil) for stock based compensation. The Company issued 350,000 stock options thus far in 2013 as compared with no stock options during the same period in 2012.

The following significant general and administrative expenses were incurred during the quarter ended June 30, 2013 with a comparison to costs incurred during the same quarter in 2012:

  $84,140 (2012 – $67,405) for legal expenses. The increase in legal fees was related to an increase in indirect financing activities during the quarter as well as general corporate legal matters.

  $50,063 (2012 - $77,815) for audit and accounting fees. During the second quarter of 2012, the Company changed its internal accountant, resulting in lower internal and audit fees in subsequent quarters, including the three month period ended June 30, 2013.

  $54,851 (2012 – $21,260) for regulatory and filing fees. The significant increase is the result of higher fees paid to the TSX due to the issuance of stock options and the extension of stock options during the quarter. In addition, the Company’s transfer agent fees increased significantly due to the work completed for the AGM and listing fees during the quarter.

  $30,902 (2012 - $392,824) for consulting fees. The significant decrease in the consulting fees is result of the Company moving into the development stage during the third quarter of 2012, resulting in consulting fees directly relating to exploration and evaluation efforts being capitalized to mineral property interests for the three month period ended June 30, 2013.

  $66,359 (2012 - $Nil) in stock based compensation expense. During the quarter, the Company issued 350,000 stock options while no stock options were issued during the same period in 2012.

The Company expensed exploration expenditures of $Nil during the three and six months ended June 30, 2013 as compared with $249,676 and $577,682 for the same period in 2012. The Company moved into the development stage during the third quarter of the 2012 and as a result, from that point onwards, all costs directly related to the property have been capitalized. Please refer to The Soledad Mountain Project and Overview above.

The Company recorded a decrease in derivative liability, including foreign exchange of $1,672,861, as a result of a decrease in share price for the three month period ended June 30, 2013 as compared to a decrease of $1,180,898 for the same quarter in 2012. This item is a non-cash item and was recorded in accordance with accounting pronouncement ASC 850-40-15. Refer to Note 6 Derivative Liability of the unaudited Condensed Consolidated Interim Financial Statements for a detailed analysis of the changes in fair value of the derivative liability.

Interest income of $6,723 (2012 - $13,725) was significantly lower. The decrease was the result of lower cash balances during the three months ended June 30, 2013 as compared with the same period in 2012. The Company has increased its activity on the Soledad Mountain Project since the third quarter in 2012. Interest rates remained low during the three month period ended June 30, 2013 and are projected to remain low for the remainder of 2013. There was no interest expense during the three month period ended June 30, 2013.

The Company recorded net and comprehensive income of $1,226,780 (or $0.01 per share) during the three month period ended June 30, 2013 as compared to a net and comprehensive income of $183,733 (or $0.00 per share) during the same quarter of 2012. Refer to Note 6 Derivative Liability of the unaudited Condensed Consolidated Interim Financial Statements regarding the impact of the change in the fair value of a derivative liability on the net and comprehensive income (loss) for both periods.

Summary of Quarterly Results

Results for the eight most recent quarters are set out in the table below:

Results for the quarter ended on:	June 30, 2013	March 31, 2013	Dec. 31, 2012	Sept. 30, 2012
Item	$	$	$	$
Revenue	Nil	Nil	Nil	Nil
Net income (loss) for the quarter	1,226,780	167,304	803,716	(1,825,831)

Net income (loss) per share	0.01	0.00	0.01	(0.02)

Results for the quarter ended on:	June 30, 2012	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011
Item	$	$	$	$
Revenue	Nil	Nil	Nil	Nil
Net income (loss) for the quarter	183,733	(432,606)	(230,281)	(981,654)
Net income (loss) per share	0.00	0.00	0.00	(0.01)

The results of operations can vary from quarter to quarter depending upon the nature, timing and cost of activities undertaken during the quarter, whether or not the Company incurs gains or losses on foreign exchange, grants stock options, or experiences movements in its derivative liability.

Reclamation Financial Assurance

The Company had provided reclamation financial assurance to the Bureau of Land Management, the State of California and Kern County totaling $339,076 (2012 - $296,180). The deposit earns interest at a rate of 0.1% per annum and is not available for working capital purposes. The Company’ consulting engineers estimate that reclamation financial assurance will increase to $475,938 in 2013 based upon work expected to be done on site in 2013. The estimate has been approved by the Kern County Engineering, Surveying & Permit Services Department. The Company expects to provide the required financial assurance in the third quarter of 2013.

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

There were no changes to the retirement obligation during the three months ended June 30, 2013.

Property Rent Payments

The Company continues to make property rent payments to landholders and paid $82,064 in the second quarter of 2013 as compared to $58,947 during the same period in 2012. The increase is the result of the timing of payments as the overall payments during 2013 are expected to decrease from approximately $205,000 in 2012 to $175,000 in 2013. The Company is in ongoing discussions with landholders and has made offers to buy back royalty interests where attractive terms can be negotiated.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Stock Option Plan

The Company’s current stock option plan (the “Plan”) was adopted by management of the Company in 2008 and approved by shareholders of the Company in 2009. The Plan provides a fixed number of 7,200,000 common shares of the Company that may be issued pursuant to the grant of stock options. The exercise price of stock options granted under the Plan shall be determined by the Company’s board of directors (the “Board”), but shall not be less than the volume weighted average trading price of the Company’s shares on the TSX for the five trading days immediately prior to the date of the grant. The expiry date of a stock option shall be the date so fixed by the Board subject to a maximum term of five years. The Plan provides that stock options will terminate on the earlier of the expiry of the term and (i) 12 months from the date an option holder dies, (ii) 90 days from the date from the date the option holder ceases to act as a director or officer of the Company, or (iii) 60 days from the date the option holder ceases to be employed, or engaged as a consultant, by the Company.

The Company granted 300,000 options to Mr. Laurence Morris, the Company’s Chief Operating Officer on May 15, 2013. The options are exercisable at a price of C$1.03 for a period of five years from the date of grant. The Company also granted 50,000 stock options to a consultant of the Company on June 3, 2013. The options are exercisable at a price of C$1.19 for a period of five years from the date of grant.

Transactions with Related Parties

For the three months and six months ended June 30, 2013, the Company paid $37,371 and $74,523 (2012 - $32,500 and $68,000) to Mr. H. L. Klingmann for services as President of the Company, paid $6,595 and $13,288 (2012 -$6,700 and $13,400) to Mr. Chester Shynkaryk for his consulting services to the Company, and paid $7,328 and $14,764 (2012 - $7,400 and $14,800) to Mr. Ross Macdonald for his services as CFO.

There were no material related party payables included in the accounts payable and accrued liabilities for the period.

All of the above transactions and balances are recorded at amounts established and agreed to between the related parties.

There were no other transactions with related parties during the quarter ended June 30, 2013.

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

Liquidity and Capital Resources

The Company held $1,594,534 in cash and cash equivalents on June 30, 2013 as compared to $6,055,785 during the same period in 2012. The decrease in the liquidity is the direct result of reduced cash and cash equivalents balance due to the increase in activity in 2013.

Cash used in Operating Activities:

Cash was used to fund the work on site and for legal, accounting and regulatory fees.

Cash from Financing Activities:

Two former directors of the Company exercised stock option as follows:

  200,000 options for proceeds of $50,674 (C$52,000) and
  100,000 options for proceeds of $25,722 (C$26,000).

No cash was received from financing activities during the quarter ending on June 30, 2013.

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

Working Capital:

As at June 30, 2013, the Company had current assets of $1,662,762 (2012 - $4,130,403) and current liabilities of $640,917 (2012 - $155,280) or working capital of $1,021,845 (2012 - $3,974,943). The decrease in the working capital is the result of funding the development of the Soledad property and specifically, the construction of a road and, engineering and consulting services. Current assets are mainly composed of cash and cash equivalents, which have decreased due to increased activity in 2013, especially during the three months ended June 30, 2013 in which $1,777,025 was expended on additions to mineral property interests. The current liabilities have also increased as a result of the increased activity in 2013.

The Company projected that additional work will be done on site in 2013 in preparing its reclamation financial assurance cost estimates. Refer to Reclamation Financial Assurance above and to Outlook below. The Company will therefore require additional cash beyond cash currently on hand for paying property rent payments and for buying back royalty interests, for detailed engineering of facilities for the Project, for additional land purchases and for ongoing work on site to the end of 2013. Refer also to Subsequent Event below.

Outstanding Share Data

The number of shares issued and outstanding and the fully diluted share position are set out in the table below:

Item	No. of Shares
Shares issued and outstanding on December 31, 2012	97,978,383
Shares issued for mineral properties	15,000
Shares issued pursuant to the exercise of stock options	300,000

Shares issued and outstanding on June 30, 2013	98,313,383	Exercise or Conversion Price	Expiry Date
Director and consultants stock options	1,850,000	C$0.26 & C$1.24	28/01/14 & 03/06/18
Shares to be issued as a finder’s fee	100,000	Not Applicable	Not Applicable
Bonus shares to H.L. Klingmann	600,000	Not Applicable	Not Applicable
Fully diluted on June 30, 2013	100,863,383
Shares to be issued on conversion of convertible debentures*	9,708,737	Lower of $1.03 or market price on maturity date*	25/07/15
Fully diluted on August 9, 2013	110,572,120
The company's authorized share capital is 150,000,000 common shares with no par value.

* The principal amounts of the convertible debentures, being an aggregate of C$10,000,000, are convertible into shares of the Company at a price of C$1.03 per share for a period of two years. If the convertible debentures have not been converted by the holder prior to the maturity date, then either the Company or the holder may convert them at the lower of C$1.03 or the market price as at the maturity date. The market price on the maturity date will be determined based on the volume weighted average price of the shares as traded on the TSX for the five trading days preceding the maturity date.

Outlook

The Project is now fully permitted.

The Company completed site preparations and started construction of infrastructure-related items for the Project during the second quarter. Refer also to Subsequent Event below.

Once a production decision is made, the Company will need significant additional financing to develop the Project into an operating mine. Estimated capital costs, including working capital and assuming lease financing of the mining equipment, are $107 million. The Company believes that financing for the Project can be secured if gold and silver prices remain at or near current levels. Gold and silver prices averaged $1,224.53/oz and $20.19/oz in 2010, $1,563.93 and $36.61 in 2011, and $1,668.82/oz and $31.15/oz in 2012. The trailing 36-month average prices for gold and silver were $1,548.99 and $30.30/oz respectively to the end of June 2013. The London a.m. fix for gold and silver was $1,309.00/oz and $20.31/oz respectively on August 9, 2013 and project economics remain robust at these prices.

The Company estimates that construction can be completed in approximately 15 months once project financing has been secured.

The Company is evaluating various financing options for the Project, including debt, equity, and a merger with an established mining company. Subsequent to the period end, the Company secured a C$10 million financing to advance the Project as set out above.

It is not expected that the Company will hedge any of its gold or silver production.

The ability of the Company to develop a mine on the property is subject to numerous risks, certain of which are disclosed in the Company’s latest Form 10-K filing with the SEC, dated March 19, 2013. Readers should evaluate the Company’s prospects in light of these and other risk factors.

Mineral Properties

The Company received notice that it had met all remaining major conditions of the conditional use permits for the Project in July 2012. As a result, management of the Company made the decision to begin capitalizing all expenditures related to the Project. Refer also to Note 2 Mineral Properties of the unaudited Condensed Consolidated Interim Financial Statements for a more detailed discussion.

Subsequent Event

On July 25, 2013 the Company entered into agreements to issue convertible debentures for aggregate proceeds of C$10,000,000 (the “Placement”). The convertible debentures are unsecured, and bear interest at 2% per annum payable annually. The principal amounts of the convertible debentures are convertible into shares of the Company at a price of C$1.03 per share for a period of two years. If the convertible debentures have not been converted by the holder prior to the maturity date, then either the Company or the holder may convert them at the lower of C$1.03 or the market price as at the maturity date. The market price on the maturity date will be determined based on the volume weighted average price of the shares as traded on the TSX for the five trading days preceding the maturity date. A total of C$7,500,000 of the offering has been subscribed for by an investment vehicle managed by Mr. Thomas M. Clay, a director and insider of the Company. The agreement for the convertible debenture was closed on July 26, 2013.

The proceeds of the convertible debenture will be used exclusively to advance the Project, including construction of infrastructure-related items that is now underway.

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

Qualified Person and Caution With Respect to Forward-looking Statements

Mr. H.L. Klingmann, P.Eng., the President of the Company, is a qualified person for the purposes of National Instrument 43-101 and has reviewed and approved the technical information contained in this report.

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

Caution to U.S. Investors

Management advises U.S. investors that while the terms “measured resources”, “indicated resources” and “inferred resources” are recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission (the “SEC”) does not recognize these terms. U.S. investors are cautioned not to assume that any part or all of the material in the mineral resource categories will be converted into mineral reserves. References to such terms are contained in the Company’s Form 10-K and other publicly available filings. We further advise U.S. investors that the mineral reserve estimates disclosed in this report have been prepared in accordance with Canadian regulations and may not qualify as “reserves” under the SEC Industry Guide 7. Accordingly, information concerning mineral resources and reserves set forth herein may not be comparable with information presented by companies using only U.S. standards in their public disclosure.

Additional Information

Further information on Golden Queen Mining Co. Ltd. is available on the SEDAR web site at www.sedar.com and on the Company’s web site at www.goldenqueen.com.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We hold all of our cash in bank deposits with a single major Canadian financial institution. Based on the average cash balances during the three months ended June 30, 2013, a 1% decrease in interest rates would have reduced the interest income for the quarter ended June 30, 2013 to $Nil.

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

As of June 30, 2013, our Chief Executive Officer and Chief Financial Officer, and our external Sarbanes-Oxley consultants carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, and the material weaknesses outlined below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2013 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2013, the Company determined that there were deficiencies that constituted material weaknesses, as described below:

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

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4. Mine Safety Disclosures.

The Company is the operator of the Soledad Mountain Project located in Mojave in Kern County, California. The Company is currently preparing the Project for production. The Company has no safety violations or other regulatory matters to report.

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

Date: August 9, 2013

GOLDEN QUEEN MINING CO. LTD.
(Registrant)

By:	/s/ H. Lutz Klingmann
H. Lutz Klingmann
Principal Executive Officer

By:	/s/ G. Ross McDonald
G. Ross McDonald
Principal Financial Officer