Form 10-Q
period 2013-09-30
GOLDEN QUEEN MINING CO LTD
filed 2013-11-12
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
As of November 12, 2013 the registrant’s outstanding common stock consisted of 99,133,383 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Golden Queen Mining Co. Ltd.
(A Development Stage Company)

Condensed Consolidated Interim Financial Statements

September 30, 2013

(Unaudited - US Dollars)

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Condensed Consolidated Interim Balance Sheets
(Unaudited - US dollars)

	September 30,	December 31,
	2013	2012
Assets

Current assets:
Cash and cash equivalents	$8,089,943	$4,031,403
Receivables	18,363	16,972
Prepaid expenses and other current assets	76,578	81,848

Total current assets	8,184,884	4,130,223

Property and equipment, net	290,978	298,466
Mineral property interests (Note 2)	7,298,072	1,799,301
Reclamation financial assurance	479,559	339,079

Total Assets	$16,253,493	$6,567,069

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$1,292,683	$148,929
Interest payable	30,196	-
Property rent payments	6,351	6,351
Current portion of derivative liability – stock options
(Note 5)	1,296,641	-

Total current liabilities	2,625,871	155,280

Asset retirement obligations	475,938	475,938
Convertible debentures (Note 5)	4,293,077	-
Derivative liability – Convertible debentures (Note 5)	4,991,522	-
Derivative liability – Stock options (Note 6)	171,651	3,522,071

Total Liabilities	12,558,059	4,153,289

Shareholders’ Equity
Preferred shares, no par value, 3,000,000 shares authorized; no shares outstanding Common shares, no par value, 150,000,000 shares authorized; 98,333,383 (2012 – 97,998,383) shares issued and outstanding (Note 3)	62,063,452	61,959,471
Additional paid-in capital	8,829,268	8,407,935
Deficit accumulated	(67,197,286)	(67,953,626)

Total shareholders’ equity	3,695,434	2,413,780

Total Liabilities and Shareholders’ Equity	$16,253,493	$6,567,069

Basis of Presentation and Ability to Continue as a Going Concern (Note 1)
Commitments and Contingencies (Notes 2 and 4)
Subsequent Events (Note 8)

Approved by the Directors:

“H. Lutz Klingmann”	“Thomas M. Clay”
H. Lutz Klingmann, Director	Thomas M. Clay, Director

See Accompanying Summary of Accounting Policies and Notes to Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Condensed Consolidated Interim Statements of Loss and Comprehensive Loss
(Unaudited - US dollars)

					Cumulative Amounts
					From Date of
	Three	Three	Nine	Nine	Inception
	Months	Months	Months	Months	(November 21,
	Ended	Ended	Ended	Ended	1985) Through
	September	September	September	September	September 30,
	30, 2013	30, 2012	30, 2013	30, 2012	2013

General and administrative recovery (expenses)	$(766,108)	$25,057	$(1,668,610)	$(1,069,135)	$(8,087,281)
Exploration expenditures	-	(10,282)	-	(587,967)	(22,155,531)
Asset impairment loss	-	(20,426)	-	(193,340)	(33,678,389)
Adjustment to asset retirement obligation changes in cash flow estimates	-	-	-	-	99,220
Accretion expense	-	-	-	(16,832)	(105,029)

Change in fair value of derivative liability including change in foreign exchange	475,862	(1,832,050)	2,760,672	(248,876)	(3,665,690)

Gain on settlement of debt	-	-	-	-	136,627

	(290,246)	(1,837,701)	1,092,062	(2,116,150)	(67,456,073)
Interest expense (Note 5)	(349,586)	-	(349,586)	-	(1,262,684)
Interest income	2,088	11,870	13,864	41,447	1,745,317

Net and comprehensive income (loss) for the period	$(637,744)	$(1,825,831)	$756,340	$(2,074,703)	$(66,973,440)

Earnings (Loss) per share:

Income (Loss) per share - basic	(0.01)	(0.02)	0.01	(0.02)

Income (Loss) per share - diluted	$(0.01)	$(0.02)	$(0.01)	$(0.02)

Weighted average number of
common shares outstanding - basic	98,317,948	97,978,383	98,184,189	97,978,383

Weighted average number of common shares outstanding - diluted	105,282,912	97,978,383	101,804,452	97,978,383

See Accompanying Summary of Accounting Policies and Notes to Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Condensed Consolidated Interim Statements of Shareholders’ Equity (Capital Deficit)
(Unaudited - US dollars)

					Total
					Shareholders’
	Common		Additional	Deficit	Equity
	Shares	Amount	Paid-in Capital	Accumulated	(Capital Deficit)

Balance, December 31, 2011	97,978,383	$61,906,619	$8,407,935	$(66,682,638)	$3,631,916

Issuance of common shares for mineral property interests	20,000	52,852	-	-	52,852

Net loss for the year	-	-	-	(1,270,988)	(1,270,988)

Balance, December 31, 2012	97,998,383	61,959,471	8,407,935	(67,953,626)	2,413,780

Issuance of common shares for mineral property interests	15,000	22,568	-	-	22,568

Stock options exercised	320,000	81,413	247,231	-	328,644

Stock-based compensation	-	-	174,102	-	174,102

Net income for the period	-	-	-	756,340	756,340

Balance, September 30, 2013	98,333,383	$62,063,452	$8,829,268	$(67,197,286)	$3,695,434

See Accompanying Summary of Accounting Policies and Notes to Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Condensed Consolidated Interim Statements of Cash Flows
(Unaudited - US dollars)

			Cumulative
			from Date of
			Inception
	Nine Months		(November 21,
	Ended	Nine Months	1985) through
	September 30,	Ended September	September 30,
	2013	30, 2012	2013
Operating activities:
Net income (loss) for period	$756,340	$(2,074,703)	$(66,973,440)
Adjustments to reconcile net loss to cash used in operating activities:
Asset impairment loss	-	193,340	33,678,389
Amortization and depreciation	7,488	7,488	497,268
Amortization of debt discount	319,622	-	694,622
Adjustment to asset retirement obligation based on changes in cash flow estimates	-	-	(99,220)
Accretion expense	-	16,832	105,029
Change in fair value of derivative liability including change in foreign exchange	(2,760,672)	248,876	3,665,690
Gain on disposition of property and equipment	-	-	(10,032)
Stock option compensation	378,228	-	1,794,676
Financing charges related to modification of warrants	-	-	889,117
Mineral property expenditures	-	-	(22,395,449)
Unrealized foreign exchange loss	4,372	-	4,372
Changes in assets and liabilities:
Receivables	(1,391)	2,155	(18,363)
Prepaid expenses and other current assets	5,270	(10,734)	(163,488)
Accounts payable and accrued liabilities	114,521	(210,124)	183,457
Interest payable	30,196	-	30,196
Royalty and mining rights payable	-	2,628	6,351

Cash used in operating activities	(1,146,026)	(1,824,242)	(48,110,825)

Investment activities:
Additions to mineral property interests	(4,446,970)	(649,591)	(15,018,048)
Deposits on mineral properties	-	-	(1,017,551)
Purchase of financial assurance	(140,480)	(3,312)	(479,559)
Purchase of property and equipment	-	-	(1,434,367)
Proceeds from sale of property and equipment	-	-	47,153

Cash used in investing activities	(4,587,450)	(652,903)	(17,902,372)

See Accompanying Summary of Accounting Policies and Notes to Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Condensed Consolidated Interim Statements of Cash Flows
(Unaudited - US dollars)

			Cumulative
			from Date of
			Inception
			(November 21,
	Nine Months	Nine Months	1985) through
	Ended September	Ended September	September 30,
	30, 2013	30, 2012	2013

Financing activities:
Borrowing under long-term debt	$-	$-	$3,918,187
Payment of long-term debt	-	-	(2,105,905)
Proceeds from convertible debt	9,710,603	-	10,150,603
Issuance of common shares for cash	-	-	28,871,618
Share issuance costs	-	-	(733,866)
Issuance of special warrants	-	-	18,091,667
Issuance of common shares upon exercise of stock options	81,413	-	1,615,718
Issuance of common shares upon exercise of warrants	-	-	14,295,118

Cash provided by financing activities	9,792,016	-	74,103,140

Net change in cash and cash Equivalents	4,058,540	(2,477,145)	8,089,943

Cash and cash equivalents, beginning balance	4,031,403	7,922,255	-

Cash and cash equivalents, ending balance	$8,089,943	$5,445,510	$8,089,943

Supplementary Disclosures of Cash Flow Information (Note 7)

See Accompanying Summary of Accounting Policies and Notes to Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Months Ended September 30, 2013
(Unaudited - US dollars)

Nature of Business Golden Queen Mining Co. Ltd. (“Golden Queen” or the “Company”) is engaged in maintaining a gold and silver mining property for exploration, future development and production. The Company was formed on November 21, 1985. Since its inception, the Company has been in the exploration stage but moved into the development stage in 2012. Planned activities involve bringing to production a gold and silver mine, the Soledad Mountain Project (the “Project”), located in the Mojave Mining District, Kern County, California.

These unaudited, condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained herein. The interim results are not necessarily indicative of the operating results expected for the fiscal year ending on December 31, 2013 and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. The financial results of the periods reported herein are not necessarily indicative of future financial results.

Principles of Consolidation These unaudited, condensed, consolidated interim financial statements include the accounts of Golden Queen, a British Columbia corporation, and its wholly-owned subsidiary, Golden Queen Mining Co., Inc. (the “Subsidiary”), a US (State of California) corporation.

Generally Accepted Accounting Principles These unaudited, condensed, consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the instructions to Form 10-Q.

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

The Company places its cash and cash equivalents with high quality financial institutions. At times, such cash deposits may be in excess of Federal Deposit Insurance Corporation insurance limits. To date, the Company has not experienced a loss or lack of access to its cash and cash equivalents. However, no assurance can be provided that access to the Company’s cash and cash equivalents will not be impacted by adverse economic conditions in the financial markets.

Property and Equipment Property and equipment are stated at the lower of cost or net realizable value less accumulated depreciation. Depreciation is provided by the straight-line method over the estimated service lives of the respective assets, which range from 3 to 30 years, as follows:

Buildings	20 years
Furniture and Fixtures	5 years
Automobiles	3 to 5 years
Rental Properties	30 years

Mineral Properties Costs related to the development of our mineral reserves are capitalized when it has been determined an ore body can be economically developed. The development stage begins when an ore body is determined to be economically minable based on proven and probable reserves and appropriate permits are in place, and ends when the production stage or exploitation of reserves begins. Major mine development expenditures are capitalized, including primary development costs such as costs of building access roads, heap leach pads, and infrastructure development. Costs for exploration, pre-production development, if and when applicable, and maintenance and repairs on capitalized property, plant and equipment are charged to operations as incurred. Exploration costs include those relating to activities carried out (a) in search of previously unidentified mineral deposits, or (b) at undeveloped concessions. Pre-production development activities involve costs incurred in the exploration stage that may ultimately benefit production that are expensed due to the lack of evidence of economic development, which is necessary to demonstrate future recoverability of these expenses. Secondary development costs are incurred for preparation of an ore body for production in a specific ore block, stope or work area, providing a relatively short-lived benefit only to the mine area they relate to, and not to the ore body as a whole.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Months Ended September 30, 2013
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

Foreign Currency Translation The Company’s functional and reporting currency is the US dollar. Assets and liabilities in foreign currencies are generally translated into US dollars at the exchange rates on the balance sheet date. Revenues and expenses are translated at exchange rates on the date of the transaction. Where amounts denominated in a foreign currency are converted into US dollars by remittance or repayment, the realized exchange differences are included in other income. The exchange rates prevailing at September 30, 2013 and December 31, 2012 were $1.03 and $0.99 stated in Canadian dollars per one US dollar, respectively. The average rates of exchange during the three months ended September 30, 2013 and the year ended December 31, 2012 were $1.04 and $1.00, stated in Canadian dollars per one US dollar, respectively.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Months Ended September 30, 2013
(Unaudited - US dollars)

Earnings (Loss) Per Share The Company computes and discloses earnings (loss) per share in accordance with ASC 260, “Earnings per Share”, which requires dual presentation of basic earnings (loss) per share and diluted earnings (loss) per share on the face of all income statements presented for all entities with complex capital structures. Basic earnings (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible instruments.

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

Fair Value of Financial Instruments The carrying amounts reported in the balance sheets for cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair values because of the immediate or short-term maturity of these financial instruments. The carrying amount of the convertible debt instrument is being recorded at amortized cost using the effective interest rate method. The fair value of the reclamation financial assurance approximates the carrying value because the stated interest rates reflect recent market conditions or because the rates are variable in nature.

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

Stock Option Plan The Company’s current stock option plan (the “Plan”) was adopted by the Company in 2013 and approved by shareholders of the Company in 2013. The Plan provides a fixed number of 7,200,000 common shares of the Company that may be issued pursuant to the grant of stock options. The exercise price of stock options granted under the Plan shall be determined by the Company’s board of directors (the “Board”), but shall not be less than the volume-weighted, average trading price of the Company’s shares on the TSX for the five trading days immediately prior to the date of the grant. The expiry date of a stock option shall be the date so fixed by the Board subject to a maximum term of five years. The Plan provides that stock options will terminate on the earlier of the expiry of the term and (i) 12 months from the date an option holder dies, (ii) 12 months from the date from the date the option holder ceases to act as a director or officer of the Company, or (iii) 12 months from the date the option holder ceases to be employed, or engaged as a consultant, by the Company. All options granted under the 2013 Plan will be subject to such vesting requirements as may be prescribed by the Exchange, if applicable, or as may be imposed by the Board.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Months Ended September 30, 2013
(Unaudited - US dollars)

Derivative Financial Instruments The Company reviews the terms of its equity instruments and other financing arrangements to determine whether or not there are embedded derivative instruments that are required to be accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company may also issue options or warrants to non-employees in connection with consulting or other services.

Derivative financial instruments are measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For options or warrant-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to estimate fair value of the derivative instruments. For complex financial instruments, such as convertible debt instruments, the Company uses an acceptable option pricing model commensurate with the complexity of the embedded derivative to estimate fair value. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value.

The classification of derivative instruments, including whether or not such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. If reclassification is required, the fair value of the derivative instrument, as of the determination date, is reclassified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether the remaining maturity of the instrument is more than 12 months and it is not expected to be settled within twelve months. Other derivatives are presented as current liabilities.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Months Ended September 30, 2013
(Unaudited - US dollars)

1. Basis of Presentation and Ability to Continue as a Going Concern

The Company has had no revenues from operations since inception and as at September 30, 2013 had a deficit of $67,197,286 (December 31, 2012 - $67,953,626) accumulated during the exploration and development stage.

The Company has not as yet made a production decision. The Company is evaluating various financing options for the construction of the Project, including debt and equity.

The ability of the Company to obtain financing for its ongoing activities and thus maintain solvency, or to fund construction of the Project, is dependent on equity market conditions, the market for precious metals or the willingness of other parties to lend the Company money. While the Company has been successful at certain of these efforts in the past, there can be no assurance that future efforts will be successful. This raises substantial doubt about the Company’s ability to continue as a going concern.

These condensed consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Mineral Properties

The Company received notice that it had met all the remaining major conditions of the conditional use permits for development of the Project in July 2012. As a result, management made the decision to begin capitalizing all development expenditures directly related to the Project. Prior to July 2012, all acquisition costs were written off due to uncertainties around obtaining the necessary permits. Development expenditures for the nine month period ended September 30, 2013 are as follows:

Balance, December 31, 2012	$1,799,301
Acquisition costs:
Mineral properties	1,340,138
Deferred costs:
Property rent payments	94,021
Road construction	962,828
Site infrastructure development	798,277
Water supply and distribution	136,153
Engineering/consulting	890,855
Geology/drilling	5,320
Permitting/environmental	401,726
Site maintenance	166,215
Leach pad construction	528,401
Other direct costs	174,837
5,498,771
Asset retirement obligation	-
Balance, September 30, 2013	$7,298,072

There are multiple third party landholders and the royalty amount due to each landholder over the life of the project varies with each property. The royalty payments become payable upon commencement of commercial production and are paid over the life of the Project. The estimated royalty payable over the life of the mine is $86,000,000, including all state royalties. As of September 30, 2013, the Company has not incurred any royalty payments as the Project has not been in production.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Months Ended September 30, 2013
(Unaudited - US dollars)

3. Share capital

Common shares - 2013

In September 2013, 20,000 stock options were exercised for total proceeds of $5,017. As a result of the exercise, $24,723 was transferred from the derivative liability to additional paid up capital.

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

The following is a summary of stock option activity during the nine month period ended September 30, 2013 and the year ended December 31, 2012:

		Weighted
		Average Exercise
	Shares	Price per Share
Options outstanding and exercisable: January 1 and December 31, 2012	1,800,000	C$0.29
Stock options issued	800,000	C$1.32
Stock options exercised	(320,000)	C$0.26
Options outstanding, September 30, 2013	2,280,000	C$0.65
Options exercisable, September 30, 2013	1,780,000	C$0.49

During the nine months ended September 30, 2013, there were 800,000 stock options issued for a stock based compensation expense of $378,228 ( 2012 - $Nil). Of the options issued, 50,000 were issued to a consultant and vested immediately while an additional 150,000 options were issued to directors and also vested immediately. The remaining 600,000 stock options were issued to two employees of which 100,000 vested immediately. The remaining 500,000 stock options had vesting conditions as follows:

  300,000 options - 100,000 vesting every 6 months from grant date for a total vesting period of 18 months; and
  200,000 options - 100,000 vesting every 6 months from grant date for a total vesting period of 12 months.

In addition, during the quarter, the Company extended the expiry date of 650,000 stock options issued to non-employees from January 28, 2014 to May 30, 2014. All other stock options remain unchanged.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Months Ended September 30, 2013
(Unaudited - US dollars)

Stock options - Continued

The stock options issued during the quarter were measured using the Black-Scholes option pricing model with the following assumptions:

September 30,
	2013	September 30, 2012

Risk-free interest rate	2.01 - 2.03%	-
Expected life	5 years	-
Expected volatility	96.25% - 97.04%	-
Dividend rate	0.00%	-

As at September 30, 2013, the aggregate intrinsic value of the outstanding exercisable options was approximately $1,381,067 (December 31, 2012 - $3,515,000; September 30, 2012 - $4,783,421). There were 320,000 stock options exercised during the nine months ended September 30, 2013 and they had a total intrinsic value of $245,305. There were no stock option exercised during the comparable period in 2012.

As of September 30, 2013, there was $418,682 of unamortized stock based compensation expense as there were 500,000 stock options that had not vested as of September 30, 2013. There was no unamortized stock based compensation expense as at December 31, 2012 and September 30, 2012, as all the outstanding options had vested on those dates.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2013:

		Weighted
		Average	Weighted
	Number	Remaining	Average
Expiry	Outstanding and	Contractual Life	Exercise
Date	Exercisable	(Years)	Price

January 28, 2014	800,000	0.33	C$0.26
May 30, 2014	630,000	0.66	C$0.26
April 18, 2015	50,000	1.55	C$1.24
June 3, 2018	300,000	4.68	C$1.19
June 3, 2018	50,000	4.68	C$1.19
September 3, 2018	150,000	4.93	C$1.67
September 18, 2018	300,000	4.97	C$1.30

Outstanding, September 30, 2013	2,280,000	2.03	C$0.65
Exercisable, September 30, 2013	1,780,000	1.25	C$0.49

4. Commitments and Contingencies

Property rent payments (Advance minimum royalties)

The Company has acquired a number of mineral properties outright and has acquired exclusive rights to explore, develop and mine on the property under various mining lease agreements with landowners.

The Company is required to make property rent payments related to its mining lease agreements with landowners. The total property rent payments for the nine months ended September 30, 2013 were $94,020 (December 31, 2012 - $204,792). The Company is expected to make approximately a total of $170,000 in property rent payments to various landowners with current mining lease agreements in 2013.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Months Ended September 30, 2013
(Unaudited - US dollars)

4. Commitments and Contingencies (Continued)

Finder’s fee

The Company has agreed to issue 100,000 common shares as a finder’s fee in connection with certain property acquisitions upon commencement of commercial production of the Project. As of September 30, 2013, commercial production has not commenced and no shares have been issued.

Management agreements

In 2004, the Company entered into an agreement with the President of the Company to issue 300,000 bonus shares upon completion of certain milestones. Upon receipt by the Company of a bankable feasibility study and the decision to place the Property into commercial production, a bonus of 150,000 common shares would be issued. Upon commencement of commercial production on the Property, a further bonus of 150,000 common shares would be issued. In May 2010, the Company entered into an amendment to the agreement whereby the 300,000 bonus shares would alternatively be issuable upon a change of control transaction, or upon a sale of all or substantially all of the Company’s assets, having a value at or above C$1.00 per share of the Company, with a further 300,000 bonus shares being issuable in the event the change of control transaction or asset sale occurred at a value at or above C$1.50 per share. This amended agreement is for a term of three years and shall automatically renew for two years. As at September 30, 2013, none of the milestones had been reached and no commitment to issue the common shares has been recorded in connection with these arrangements.

During the nine months ended September 30, 2013, the Company entered into employment agreements with a new Chief Financial Officer (“CFO”) and a Chief Operating Officer (“COO’). Included in the agreement with the CFO is a provision that if the CFO’s position is lost upon change of control or within six months of a change of control the CFO would be entitled to a one-time payment equal to twice the annual salary, $300,000 total, plus twice the annual bonus. The annual bonus is determined by the Board subsequent to a review of the CFO’s performance. Included in the agreement with the COO is a provision that if the COO’s position is lost upon a change of control or within six months of a change of control the COO would be entitled to a onetime payment equal to 100% of the annual base salary of $150,000.

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

5. Related Party Transactions

Except as noted elsewhere in these unaudited, condensed, consolidated interim financial statements, related party transactions are disclosed as follows:

Consulting Fees

For the three months and nine months ended September 30, 2013, the Company paid $40,047 and $114,570 (2012 - $37,300 and $105,700) to Mr. H. L. Klingmann for services as President of the Company of which $14,763 is payable as at September 30, 2013 (2012 - $Nil), paid $4,334 and $17,622 (2012 - $6,800 and $20,200) to Mr. Chester Shynkaryk, for his consulting services to the Company while also serving as Director of the Company and paid $7,224 and $21,987 (2012 - $7,500 and $22,400) to Mr. Ross Macdonald for his CFO services during his tenure with the Company.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Months Ended September 30, 2013
(Unaudited - US dollars)

5. Related Party Transactions (Continued)

For the three months and nine months ended September 30, 2013, the Company paid $12,172 and $19,505 (2012 - $Nil and $Nil) to three of the Company’s directors for compensation in their roles as directors of the Company.

Convertible Debentures

On July 26, 2013, the Company entered into agreements to issue convertible debentures for aggregate proceeds of C$10,000,000 (the “Placement”). The convertible debentures are unsecured, and bear interest at 2% per annum, calculated on the outstanding principal balance, payable annually. The principal amounts of the debentures are convertible into shares of the Company at a price of C$1.03 per share for a period of two years. If the debentures have not been converted by the holder prior to the maturity date, then the Company may convert them at the lower of C$1.03 or the market price as at the maturity date. The market price on the maturity date will be determined based on the volume weighted average price of the shares as traded on the Toronto Stock Exchange for the five trading days preceding the maturity date. A total of C$7,500,000 of the offering has been subscribed for by an investment vehicle managed by Thomas M. Clay, a Director and insider of the Company.

The conversion feature of the debentures meets the definition of a derivative liability instrument because the conversion feature is denominated in a currency other than the Company’s functional currency and the conversion rate is variable and therefore does not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15. As a result, the conversion feature of the debentures is required to be recorded as a derivative liability recorded at fair value and marked-to-market each period with the changes in fair value each period being charged or credited to income.

On inception of the debentures, the fair value of the derivative liability related to the conversion feature was $5,741,520 and as of September 30, 2013, was $4,991,522. The derivative liability was calculated using an acceptable option pricing valuation model with the following assumptions:

Risk-free interest rate	1.15% - 1.19%
Expected life of derivative liability	1.82 - 2 years
Expected volatility	73.43% - 76.61%
Dividend rate	0.00%

The changes in the derivative liability related to the conversion feature are as follows:

September 30, 2013

Balance, beginning of the period	$-
Fair value at inception	5,741,520
Change in fair value of derivative liability including foreign
exchange	(749,998)
Balance, end of the period	$4,991,522

With the conversion feature initially being valued at $5,741,520, the resulting residual value allocated to the host debentures was $3,975,480, being the difference between the face value of the convertible debentures and the fair value of the conversion feature derivative liability.

The change in the convertible debentures is as follows:

September 30, 2013

Balance, beginning of the period	$-
Discounted convertible debentures	3,975,480
Interest expense including foreign exchange	317,597
Balance, end of the period	$4,293,077

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Months Ended September 30, 2013
(Unaudited - US dollars)

5. Related Party Transactions (Continued)

As at September 30, 2013, $3,219,808 of the convertible debentures is due to an investment vehicle managed by Thomas M. Clay, a director and insider of the Company. In addition, $22,647 of the $30,196 interest payable as at September 30, 2013 is due to the same investment vehicle. Total interest expense includes the amortization of the convertible debenture discount as well as the interest expense at the stated interest rate on the convertible debenture.

6. Derivative Liability – Stock options

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

During the nine months ended September 30, 2013, 320,000 stock options that were treated as derivative liabilities were exercised. A total of $247,231, representing the fair value of the stock options exercised, was transferred from the derivative liability to additional paid-up capital. For the year ended December 31, 2012, no stock options that were treated as derivative liabilities were exercised. In addition, during the nine period ended September 30, 2013, 200,000 stock options were issued that met the definition of a derivative liability as described above. As a result, a total of $204,126 was added to the derivative liability representing the liability related to the newly issued stock options to non-employees.

As of September 30, 2013 and December 31, 2012, the Company had re-measured the remaining outstanding options and determined the fair value of the derivative liability to be $1,468,292 and $3,522,071, respectively, using the Black-Scholes option pricing model with the following assumptions:

	September 30,
	2013	December 31, 2012

Risk-free interest rate	1.19% - 1.86%	1.14%
Expected life of derivative liability	0.33 to 4.93 years	1.08 to 2.30 years
Expected volatility	79.11% - 103.25%	57.15% - 63.01%
Dividend rate	0.00%	0.00%

The changes of derivative liability for options and warrants are as follows:

	September 30,
	2013	December 31, 2012

Balance, beginning of the period	$3,522,071	$4,552,502
Fair value of options granted	204,126	-
Fair value of warrants issued	-	-
Fair value of options exercised	(247,231)	-
Fair value of warrants exercised	-	-
Change in fair value of options and warrants
including foreign exchange	(2,010,674)	(1,030,431)
Balance, end of the period	$1,468,292	$3,522,071

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Months Ended September 30, 2013
(Unaudited - US dollars)

7. Supplementary Disclosures of Cash Flow Information

			Amounts from
			Date of Inception
			(November 21,
	Nine Months	Nine Months	1985) through
	Ended September	Ended September	September 30,
	30, 2013	30, 2012	2013
Cash paid during the period for:
Interest	$-	$-	$1,192,911
Income taxes	$-	$-	$-
Non-cash financing and investing activities:
Reclassification of derivative liability for exercised stock options and warrants	$247,231	$-	$5,681,452
Stock option compensation	$378,228	$-	$1,794,676
Financing charges related to modification of warrant’s term	$-	$-	$889,117
Exchange of notes for common shares	$-	$-	$1,727,282
Exchange of note for future royalty payments	$-	$-	$150,000
Common shares issued for mineral property	$22,568	$-	$380,231
Mineral property acquired through the issuance of long-term debt	$-	$-	$1,084,833
Common shares issued upon conversion of convertible debt	$-	$-	$414,917
Mineral property expenditures included in accounts payable	$1,029,233	$162,197	$1,029,233
Asset retirement cost charged to mineral property	$-	$8,416	$124,363
Interest expense on discounted convertible debentures	$349,586	$-	$349,586
Accretion expense	$-	$16,832	$227,212

8. Subsequent Events

Two directors of the Company exercised stock options during the month of October as follows:

  500,000 options for proceeds of C$130,000
  300,000 options for proceeds of C$78,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of the operating results and financial condition of Golden Queen Mining Co. Ltd. (the “Company”) is as at November 12, 2013 and should be read in conjunction with the unaudited, condensed, consolidated interim financial statements of the Company for the quarter ended September 30, 2013 and the notes thereto.

The information in this Management Discussion and Analysis and Plan of Operations is prepared in accordance with United States generally accepted accounting principles and all amounts herein are in U.S. dollars unless otherwise noted.

The Soledad Mountain Project

Overview

The Company is developing a gold-silver, open pit, heap leach operation on its fully-permitted Soledad Mountain property, located just outside the town of Mojave in Kern County in southern California. The Soledad Mountain Project (the “Project”) will use conventional open pit mining methods and the cyanide heap leach and Merrill-Crowe processes to recover gold and silver from crushed, agglomerated ore.

Please refer to the Company’s news release of October 25, 2012 and the Form 10-K dated March 18, 2013 for information on the Project.

Construction of Infrastructure

The Company started construction of infrastructure-related items during the second quarter of 2013. The widening of Silver Queen Road with turning lanes was completed on May 3. The turning lanes were extended with a concrete "dip crossing" across a floodplain.

Construction of infrastructure items continued in the third quarter with a budget referred to as the Phase 1 budget. Initial site grading was completed and this included an employee parking lot, a sediment pond and drainage channel and a pad where the sub-station will be constructed. A fuel storage facility and security building will be constructed in this area in November 2013. Work continued on the north-south access road and the overland conveyor route and was essentially completed by the end of October 2013. Work also started on the access road to the workshop and warehouse and the excavation of an area where the workshop and warehouse will be constructed. Work is also under way with the initial water supply required for construction.

It is expected that the bulk of the Phase 1 infrastructure construction will be completed by December 31, 2013.

The Company completed a number of studies such as a burrowing owl survey required to be done 30 days before the start of new disturbances on site and an archaeological survey. Work is also continuing with detailed engineering for construction of the facilities for the Project.

Results of Operations

The following are the results of operations for the three and nine months ended September 30, 2013, and the corresponding period ended September 30, 2012.

The Company had no revenue from operations.

The Company incurred general and administrative expenses of $766,108 and $1,668,610 during the three and nine months ended September 30, 2013 as compared to a surplus of $25,057 and an expense of $1,069,135 for the same periods in 2012. The 2012 surplus was the result of changes in the US-Canadian dollar exchange rates providing the Company with a significant gain. Costs were higher by $791,165 and $599,475 for the three and nine months ended September 30, 2013 when compared with the same periods in 2012.

The following significant general and administrative expenses were incurred during the nine months ended September 30, 2013 with a comparison to costs incurred during the same period in 2012:

  $192,540 (2012 - $154,078) for auditing and accounting fees. The increase is the result of higher costs associated with the 2012 year-end audit and the quarterly reviews completed by the Company’s auditors as well as an increase in the Company’s overall accounting costs. With the increased activity within the Company and a move from the exploration stage to the development stage, the amount of work required to complete the audits, reviews and monthly accounting has increased as compared to the prior period.

  $301,061 (2012 – $208,358) for legal fees. The increase is the result of the work required for indirect financing alternatives and activities as well as work completed during the Company’s annual general meeting (“AGM”), and other corporate matters.

  $154,433 (2012 - $616,528) for consulting expense. The significant decrease of consulting expenses is related to the Company moving into the development stage and capitalizing consulting fees directly related to the Project. This process of capitalizing consulting fees began subsequent to the second quarter of 2012.

  $88,756 (2012 - $Nil) for corporate salary. During the period the Company hired a COO, a new CFO and introduced new Directors to the Board. These fees were not incurred during 2012 as the Company had no employees and Directors fees were not paid until the fourth quarter of any year. The COO and the CFO will both receive annual income of $150,000 each with an annual bonus of up to 200% of the base salary for the COO at the discretion of the Board and 100% of the base salary of the CFO. The new directors, Bryan Coates, Guy Le Bel and Bernard Guarnera will each be paid C$5,000, C$3,750 and US$3,750 respectively per quarter while Lutz Klingmann and Thomas Clay will continue to received C$2,000 and US$2,000 respectively for the fourth quarter.

  $49,004 (2012 - $Nil) for corporate expenses. The Company has opened an office in Mojave, California, and has since incurred expenditures that were not incurred in 2012.

  $117,660 (2012 - $56,603) for office expense. The increase is due to the costs associated with the Company’s AGM and disseminating the AGM information to all shareholders during the period as well as to the significant increase in general activities within the Company.

  $42,689 (2012 – $23,524) for travel and accommodation expenses. With the Project moving to the development stage, management and Directors were required to make several trips to the Project site as compared with in 2012. In addition, with the Project moving towards production, management was involved in several additional out of country and meetings in Canada.

  $349,586 (2012 - $Nil) for interest expense. The Company received C$10,000,000 by issuing convertible debentures in July and this resulted in significant interest expense for the period. The interest expense includes an amortization of the discounted convertible debentures of $319,622 (2012 - $Nil) while the remaining $29,964 (2012 - $Nil) relates to the stated interest on the convertible debentures.

  $378,228 (2012 - $Nil) for stock based compensation. The Company granted 800,000 stock options thus far in 2013 as compared with no stock options granted during the same period in 2012.

The following significant general and administrative expenses were incurred during the three month quarter ended September 30, 2013 with a comparison to costs incurred during the same quarter in 2012:

  $59,322 (2012 - $35,167) for auditing and accounting fees. The increase is the result of higher costs associated with completing the Company’s accounting and financial reporting as well as the costs associated with the reviews being completed by the Company’s auditors. The Company has become significantly more active as it has moved into the development stage and as a result, accounting and auditing costs have also increased.

  $71,046 (2012 – $40,036) for legal fees. The increase is the result of the legal work required for the convertible debentures financing, increased activity on site and the purchase of several land claims during the quarter.

  $79,687 (2012 - $Nil) for consulting expense. As the Company has advanced the Project and proceeded with infrastructure construction, the Company has incurred general consulting fees.

  $68,898 (2012 - $Nil) for corporate salary. During the quarter the Company hired a new CFO, had a COO for the full quarter and also paid out Director’s fees. These fees were not incurred during 2012 as the Company had no employees and Directors were not paid until the fourth quarter of any year.

  $49,004 (2012 - $Nil) for corporate expenses. The Company has opened an office in Mojave, California, and has since incurred expenditures that were not incurred in 2012.

  $67,919 (2012 - $31,052) for office expenses. The increase is due to the significant increase in general activities in the Company.

  $349,586 (2012 - $Nil) for interest expense. The Company received C$10,000,000 by issuing convertible debentures in July and this resulted in significant interest expense for the period. The interest expense includes an amortization of the discounted convertible debentures of $319,622 (2012 - $Nil) while the remaining $29,964 (2012 - $Nil) relates to the stated interest on the convertible debentures.

  $311,870 (2012 - $Nil) for stock based compensation. The Company granted 450,000 stock options for the three month quarter ended September 30, 2013 as compared with no stock options granted during the same period in 2012.

The Company expensed exploration expenditures of $Nil during the three and nine months ended September 30, 2013 as compared with $10,282 and $587,967 for the same periods in 2012. The Company moved into the development stage during the third quarter of 2012 and as a result, from that point onwards, all costs directly related to the Project have been capitalized. Please refer to The Soledad Mountain Project and Overview above.

The Company recorded a decrease in derivative liability, including foreign exchange of $475,862, for the three month period ended September 30, 2013 as compared to an increase in derivative liability of $1,832,050 for the same period in 2012. This item is a non-cash item and was recorded in accordance with accounting pronouncement ASC 850-40-15. Refer to Note 5 Related Party Transactions and 6 Derivative Liability – Stock Options of the unaudited, condensed, consolidated interim financial statements for a detailed analysis of the changes in fair value of the derivative liability.

Interest income of $2,088 (2012 - $11,870) was significantly lower by $9,782. The Company now keeps its funds in U.S. dollars and interest rates are lower on U.S. dollar deposits than interest rates on Canadian dollar deposits. Interest rates are projected to remain low for the remainder of 2013. The Company recorded interest expense of $349,586, which included $319,622 related to the amortization of the discounted convertible debentures (2012 - $Nil) and $29,964 (2012 - $Nil) of actual interest expense based on the stated interest rate on the convertible debentures during the three month period ended September 30, 2013. The interest expense was the result of the convertible debentures issued in July of 2013.

The Company recorded a net and comprehensive loss of $637,744 (or $0.01 per share) during the three month period ended September 30, 2013 as compared to a net and comprehensive loss of $1,825,831 (or $0.02 per share) during the same quarter of 2012. Refer to Note 5 Related Party Transactions and Note 6 Derivative Liability – Stock Options of the unaudited, condensed, consolidated interim financial statements regarding the impact of the change in the fair value of a derivative liability on the net and comprehensive income (loss) for both periods.

Summary of Quarterly Results

Results for the eight most recent quarters are set out in the table below:

Results for the quarter ended on:	Sept. 30, 2013	June 30, 2013	March 31, 2013	Dec. 31, 2012
Item	$	$	$	$

Revenue	Nil	Nil	Nil	Nil

Net income (loss) for the quarter	(637,744)	1,226,780	167,304	803,716

Net income (loss) per share	(0.01)	0.01	0.00	0.01

Results for the quarter ended on:	Sept. 30, 2012	June 30, 2012	March 31, 2012	Dec. 31, 2011
Item	$	$	$	$

Revenue	Nil	Nil	Nil	Nil

Net income (loss) for the quarter	(1,825,831)	183,733	(432,606)	230,281

Net income (loss) per share	(0.02)	0.00	0.00	0.00

The results of operations can vary from quarter to quarter depending upon the nature, timing and cost of activities undertaken during the quarter, whether or not the Company incurs gains or losses on foreign exchange, grants stock options, or experiences movements in its derivative liability.

Reclamation Financial Assurance

The Company has provided reclamation financial assurance to the Bureau of Land Management, the State of California and Kern County totaling $479,559 (2012 - $339,079). The deposit earns interest at a rate of 0.1% per annum and is not available for working capital purposes.

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and clean-up its property based on its activities to date. As Management made the decision to capitalize all development expenditures directly related to the Project in July 2012, $124,363 was capitalized as the asset portion of the retirement obligation for the year ended December 31, 2012.

Property Rent Payments

The Company continues to make property rent payments to landholders and paid $11,956 and $94,020 for the three and nine months ended September 30, 2013 as compared to $13,000 and $159,300 during the same period in 2012. The Company is in ongoing discussions with landholders and has made offers to buy back royalty interests where attractive terms can be negotiated. The net effect is that property rent payments are lower as offers are accepted and transactions are concluded.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Stock Option Plan

The Company’s current stock option plan (the “Plan”) was adopted by the Company in 2013 and approved by shareholders of the Company in 2013. The Plan provides a fixed number of 7,200,000 common shares of the Company that may be issued pursuant to the grant of stock options. The exercise price of stock options granted under the Plan shall be determined by the Company’s board of directors (the “Board”), but shall not be less than the volume-weighted, average trading price of the Company’s shares on the TSX for the five trading days immediately prior to the date of the grant. The expiry date of a stock option shall be the date so fixed by the Board subject to a maximum term of five years. The Plan provides that stock options will terminate on the earlier of the expiry of the term and (i) 12 months from the date an option holder dies, (ii) 12 months from the date from the date the option holder ceases to act as a director or officer of the Company, or (iii) 12 months from the date the option holder ceases to be employed, or engaged as a consultant, by the Company. All options granted under the 2013 Plan will be subject to such vesting requirements as may be prescribed by the Exchange, if applicable, or as may be imposed by the Board.

During the quarter ended September 30, 2013, the Company granted 300,000 options to Ms Andrée St-Germain, the Company’s new Chief Financial Officer, on September 18, 2013. The options are exercisable at a price of C$1.30 for a period of five years from the date of grant and vest over a period of 12 months with 100,000 vesting on the date of grant, 100,000 vesting in 6 and 12 months respectively. The Company also granted 150,000 stock options to the Company’s independent directors on September 4, 2013. The options are exercisable at a price of C$1.67 for a period of five years from the date of grant and vest immediately.

Transactions with Related Parties

Consulting Fees

For the three months and nine months ended September 30, 2013, the Company paid $40,047 and $114,570 (2012 - $37,300 and $105,700) to Mr. H.L. Klingmann for services as President of the Company of which $14,763 is payable as at September 30, 2013 (2012 - $Nil), paid $4,334 and $17,622 (2012 - $6,800 and $20,200) to Mr. Chester Shynkaryk for his consulting services to the Company while also serving as Director of the Company and paid $7,224 and $21,987 (2012 - $7,500 and $22,400) to Mr. Ross Macdonald for his CFO services during his tenure with the Company.

For the three months and nine months ended September 30, 2013, the Company paid $12,172 and $19,505 (2012 - $Nil and $Nil) to three of the Company’s directors for compensation in their roles as directors of the Company.

Convertible Debentures

On July 26, 2013, the Company entered into agreements to issue convertible debentures for aggregate proceeds of C$10,000,000 (the “Placement”). The convertible notes are unsecured and bear interest at 2% per annum, calculated on the outstanding principal balance, payable annually. The principal amounts of the notes are convertible into shares of the Company at a price of C$1.03 per share for a period of two years. If the notes have not been converted by the holder prior to the maturity date, then the Company may convert them at the lower of C$1.03 or the market price as at the maturity date. The market price on the maturity date will be determined based on the volume- weighted average price of the shares traded on the Toronto Stock Exchange for the five trading days preceding the maturity date. A total of C$7,500,000 of the offering was subscribed for by an investment vehicle managed by Thomas M. Clay, a Director and insider of the Company.

The conversion feature of the convertible debentures meets the definition of a derivative liability instrument because the conversion feature is denominated in a currency other than the Company’s functional currency and therefore does not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15. As a result, the conversion feature of the notes is required to be recorded as a derivative liability recorded at fair value and marked-to-market each period with the changes in fair value each period being charged or credited to income.

See also Note 5 of the unaudited condensed consolidated interim financial statements for more details on this instrument.

Fair Value of Financial Instruments

The carrying amount reported in the balance sheets for cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount of the convertible debt instrument is being recorded at amortized cost using the effective interest rate method. The Company does not hold any bank or non-bank asset-backed commercial paper. The fair value of the reclamation financial assurance approximates carrying value because the stated interest rate reflects recent market conditions. The fair value of the option, warrants and conversion feature are measured at fair value and re-valued at each reporting date to profit or loss.

It is the opinion of management that the Company is not exposed to significant interest, currency or credit risk arising from the use of these financial instruments.

Refer also to the note on fair value of derivative liability under Results of Operations above.

Liquidity and Capital Resources

The Company held $8,089,943 in cash and cash equivalents on September 30, 2013 as compared to $5,445,110 held on the same date in 2012. The change in liquidity is the result of the issuance in the third quarter of 2013 of convertible debentures (refer to Cash from Financing Activities below) and a significant increase in activity on site in 2013.

Cash used in Operating Activities:

Cash was used to fund the general and administrative work on the Project and for legal, accounting, consulting and regulatory fees.

Cash from Financing Activities:

A former director of the Company exercised stock options as follows for the three month period ending September 30, 2013:

  20,000 options for proceeds of $5,017 (C$5,200)

During the previous two quarters of the 2013 fiscal year, additional options were exercised by two former directors as follows:

  200,000 options for proceeds of $50,674 (C$52,000) and
  100,000 options for proceeds of $25,722 (C$26,000).

Issued two convertible debentures for net proceeds of C$10,000,000 ($9,710,603) on July 26, 2013. See Note 5 of the unaudited condensed consolidated interim financial statements for more details.

The proceeds of the convertible debentures will be used exclusively to advance the Project, including construction of infrastructure-related items that is now underway.

Cash used in Investing Activities:

The Company continued its work on the Project with the main work done as follows:

  Consulting engineering fees remained high due to the significant amount of ongoing, detailed engineering for Project facilities;

  Costs were incurred for ongoing environmental work, more specifically sampling and analysis of groundwater from monitoring and production wells to meet the requirements set in the Waste Discharge Requirements by the Lahontan Regional Water Quality Control Board.

  Mineral property acquisition costs were incurred to increase the Company’s land holdings in and around the Project.

  Construction of infrastructure items continued in the third quarter with a budget referred to as the Phase 1 budget (refer to Construction of Infrastructure above).

Working Capital:

As at September 30, 2013, the Company had current assets of $8,184,884 (2012 - $4,130,223) and current liabilities of $2,625,871 (2012 - $155,280) or working capital of $5,559,013 (2012 - $3,974,943). The increase in working capital is the result of the issuance of convertible debentures (refer to Liquidity and Capital Resources above) mostly offset by an increase in current liabilities due to increased activity on site in 2013, especially during the three months ended September 30, 2013. Current assets are mainly composed of cash and cash equivalents. The slight increase in cash and cash equivalents can be explained by the reasons listed above.

The Company will use its cash on hand for buying back royalty interests, for detailed engineering of facilities for the Project, for additional land purchases, for ongoing work on site to the end of 2013 (refer to Construction of Infrastructure above) and for legal, accounting and regulatory fees.

Outstanding Share Data

The number of shares issued and outstanding and the fully diluted share position are set out in the table below:

Item	No. of Shares
Shares issued and outstanding on December 31, 2012	97,998,383
Shares issued for mineral properties	15,000
Shares issued pursuant to the exercise of stock options	320,000
Shares issued and outstanding on September 30, 2013	98,333,383	Exercise or Conversion Price	Expiry Date
Director and consultants stock options*	2,280,000	C$0.26 & C$1.67	From 01/28/14 to 09/18/18
Shares to be issued as a finder’s fee	100,000	Not Applicable	Not Applicable

Bonus shares to H.L. Klingmann	600,000	Not Applicable	Not Applicable
Fully diluted on Sept. 30, 2013	101,313,383
Shares to be issued on conversion of convertible debentures**	9,708,737	Lower of $1.03 or market price on maturity date**	25/07/15
Fully diluted on November 12, 2013	111,022,120
The company's authorized share capital is 150,000,000 common shares with no par value.

* Includes 800,000 options exercised in October 2013 (refer to Subsequent Events below).
**The principal amounts of the convertible debentures, being an aggregate of C$10,000,000, are convertible into shares of the Company at a price of C$1.03 per share for a period of two years. If the convertible debentures have not been converted by the holder prior to the maturity date, then either the Company or the holder may convert them at the lower of C$1.03 or the market price as at the maturity date. The market price on the maturity date will be determined based on the volume weighted average price of the shares as traded on the TSX for the five trading days preceding the maturity date.

Outlook

The Project is now fully permitted.

The Company completed site preparations and started construction of infrastructure-related items for the Project during the second quarter and this continued through the third quarter.

Once a production decision is made, the Company will need significant additional financing to develop the Project into an operating mine. Estimated capital costs, including working capital and assuming purchase of the mining equipment, are approximately $120 million. The Company believes that financing for the Project can be secured if gold and silver prices remain at or near current levels. Gold and silver prices averaged $1,224.53/oz and $20.19/oz in 2010, $1,563.93 and $36.61 in 2011, and $1,668.82/oz and $31.15/oz in 2012. The trailing 36-month average prices for gold and silver were $1,557.40 and $30.50/oz respectively to the end of September 2013. The London p.m. fix for gold and silver was $1,285.50/oz and $21.70/oz respectively on November 8, 2013 and project economics remain robust at these prices.

The Company estimates that construction can be completed in approximately 15 months once project financing has been secured.

The Company is evaluating various financing options for the Project, including debt and equity.

It is not expected that the Company will hedge any of its gold or silver production.

The ability of the Company to develop a mine on the property is subject to numerous risks, certain of which are disclosed in the Company’s latest Form 10-K filing with the SEC, dated March 18, 2013. Readers should evaluate the Company’s prospects in light of these and other risk factors.

Mineral Properties

The Company received notice that it had met all remaining major conditions of the conditional use permits for the Project in July 2012. As a result, management of the Company made the decision to begin capitalizing all expenditures related to the Project. Refer also to Note 2 Mineral Properties of the unaudited, condensed, consolidated Interim financial statements for a more detailed discussion.

Subsequent Events

Two Directors of the Company exercised stock options during the month of October 2013 as follows:

  500,000 options for proceeds of C$130,000
  300,000 options for proceeds of C$78,000

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

Drilling and related costs are either classified as exploration or secondary development, as defined above, and charged to operations as incurred, or capitalized, based on the following criteria:

  Whether or not the costs are incurred to further define mineralization at and adjacent to existing reserve areas or intended to assist with mine planning within a reserve area;
  Whether or not the drilling costs relate to an ore body that has been determined to be commercially mineable, and a decision has been made to put the ore body into commercial production; and
  Whether or not, at the time that the cost is incurred, the expenditure: (a) embodies a probable future benefit that involves a capacity, singly or in combination, with other assets to contribute directly or indirectly to future net cash inflows, (b) we can obtain the benefit and control others’ access to it, and (c) the transaction or event giving rise to our right to or control of the benefit has already occurred.

If all of these criteria are met, drilling and related costs are capitalized. Drilling costs not meeting all of these criteria are expensed as incurred. The following factors are considered in determining whether or not the criteria listed above have been met, and capitalization of drilling costs is appropriate:

  Completion of a favorable economic study and mine plan for the targeted ore body;
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

Asset Retirement Obligations

The Company’s provision for reclamation of the property is estimated each year by an independent consulting engineer. This estimate, once approved by state and county authorities, forms the basis for a cash deposit to support the reclamation financial assurance mechanism. The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and clean-up its property based on its activities to date. As a result, the Company has recorded an asset retirement obligation of $475,938.

The Company has provided reclamation financial assurance to the Bureau of Land Management, the State of California and Kern County totaling $479,559.

Derivative Liabilities

Our stock options, warrants and convertible debentures’ conversion feature are denominated in a currency other than our reporting currency and the instruments were required to be accounted for as separate derivative liabilities. These liabilities were required to be measured at fair value. These instruments were adjusted to reflect fair value at each period end. Any increase or decrease in the fair value was recorded in results of operations as change in fair value of derivative liabilities. In determining the appropriate fair value, we used an acceptable option pricing model commensurate with the instruments complexity.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We hold all of our cash in bank deposits with a single Canadian financial institution. Based on the average cash balances during the three months ended September 30, 2013, a 1% decrease in interest rates would have reduced the interest income for the quarter ended September 30, 2013 to a trivial amount.

Foreign Currency Exchange Risk

Currency exchange fluctuations may impact the costs of our operations. Specifically, the appreciation of the Canadian dollar against the U.S. dollar may result in an increase in our Canadian operating costs in U.S. dollar terms. The Company now holds approximately 85% of funds in a U.S. dollar deposit with a single Canadian financial institution to eliminate currency exchange risks.

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

Item 4. Controls and Procedures

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

As of September 30, 2013, our Chief Executive Officer and Chief Financial Officer, and our external Sarbanes-Oxley consultants carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, and the material weaknesses outlined below, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2013 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2013, the Company determined that there were deficiencies that constituted material weaknesses, as described below:

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

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4. Mine Safety Disclosures

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

Date: November 12, 2013

GOLDEN QUEEN MINING CO. LTD.
(Registrant)

By:	/s/ H. Lutz Klingmann
H. Lutz Klingmann
Principal Executive Officer

By:	/s/ Andrée St-Germain
Andrée St-Germain
Principal Financial Officer