Form 10-K
period 2013-12-31
GOLDEN QUEEN MINING CO LTD
filed 2014-03-17
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
Yes [   ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $59,295,332 as at June 30, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 99,308,683 common shares as at March 17, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K, which Proxy Statement is to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2013. If the definitive Proxy Statement cannot be filed on or before the 120 day period, the issuer may instead file an amendment to this Form 10-K disclosing the information with respect to Items 10 through 14.

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

EXCEPT AS REQUIRED BY LAW, WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2013.

AS USED HEREIN, THE "COMPANY," "GOLDEN QUEEN MINING" "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO GOLDEN QUEEN MINING CO. LTD.

Item 1. Business.

Glossary

Certain terms used in this Form 10-K are described below. Note that Golden Queen Mining Co. Ltd. (the “Company”) uses Canadian Institute of Mining, Metallurgy and Petroleum definitions for the terms “proven reserves”, “probable reserves”, “measured resources”, “indicated resources” and “inferred resources”, and U.S. investors are cautioned that while these terms are recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize them.

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

Grade - A term used to assign metal value to resources and reserves, such as gram per tonne (g/t) or troy ounces per ton (oz/ton). Grades are reported both in Imperial and Metric units in this Form 10-K.

Heap leaching – A process which uses dilute sodium-cyanide solutions to percolate through run-of-mine or crushed ore heaped on an impervious pad to dissolve gold and/or silver.

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

Mineral Reserve - A mineral reserve is the economically mineable part of an indicated or measured mineral resource as demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, metallurgy, processing, economic factors and other relevant factors that demonstrate, at the time of reporting, that economic exploitation can be justified. A mineral reserve includes diluting materials and allowance for losses that may occur when the material is mined. Mineral reserves are sub-divided in order of increasing confidence into probable and proven categories.

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

The Company explored for gold and silver on the Property and did extensive engineering work on the Project between 1988 and 1999. An independent consulting engineering firm completed a feasibility study for the Project in 1997 with gold and silver prices of $350/oz and $5.50/oz respectively. The Company did additional drilling, underground sampling and metallurgical test work in 1998 and 1999.

The Company had previously reported that it expected to begin producing gold and silver from the Project during the second half of 1998, based on the independent feasibility study and on approvals and permits secured in 1997. Because of relatively low gold and silver prices in the late 1990s and in early 2000 however, the Company was not able to secure financing for the Project and the Project was therefore put on hold in early 2000. Employees were laid off and costs were reduced to the minimum required to maintain rights to the Property. The major landholders agreed to a 3-year moratorium on advance minimum royalty and other property payments or until the prices of gold and silver improved. The Company recorded an asset impairment loss of $28,547,592 for the year ended December 31, 2000 and this asset impairment loss reduced the carrying value of the Property and other assets to their estimated, net realizable value.

In order to update the prospects for the economic exploitation of the Soledad Mountain mineral deposit, the Company initiated a detailed review of the Project in mid-2002 to identify new approaches that would reduce both the capital cost to the start of production and future operating costs. This effort was supported and complemented by a substantial amount of work done by independent consulting engineers and contractors. The information was documented and compiled into an in-house report to assist management in determining the prospects for development of the Project at gold and silver prices prevailing in late 2006. The review indicated reasonable prospects for the development of the Project and this was the basis for ongoing work on the Project that has continued to this date.

The Company retracted the historical mineral reserve estimates, which were based on the report prepared by an independent consulting engineering firm in 1998, in 2005 on the basis that they were out of date and not supported by a National Instrument NI 43-101 (“NI 43-101”) technical report, being the Canadian regulation that governs disclosure of technical information by companies engaged in the exploration or development of a mineral deposit(s).

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

The Company engaged Norwest Corporation (“Norwest”), Vancouver, British Columbia in 2007 to prepare a further NI 43-101 technical report (the “Technical Report (Norwest)”) to assess mineral reserves for the Project as part of an independent feasibility study based upon technical work that had been completed to the end of 2006. The results of the Norwest study were disclosed in a news release on December 14, 2007 (see “Mineral Reserves” heading below), which is available on SEDAR and on the Company’s website at www.goldenqueen.com.

Refer to section Environmental Issues, Approvals & Permits below for a detailed review. The Project is now fully permitted. The Company has not as yet made a production decision and is continuing to evaluate various financing options for the Project, including equity, debt, and other alternatives. The time required to construct the facilities is expected to range from fifteen to eighteen months once a production decision is made and project financing has been secured.

An updated feasibility study and economic analysis was prepared by Norwest with input from independent consulting engineers and management and the results were disclosed in a news release on October 25, 2012. See section Independent Feasibility Study below for detailed information.

It is expected that the Project will produce two different types of materials with overlapping time frames. Open pit mining and heap leaching as presently planned is approximately fifteen years of mining and leaching for the production of gold and silver, and a further two years of rinsing and drain-down. The processing and sale of waste rock as aggregate is expected to commence early in the mine life and continue for up to thirty years or until the stockpile of quality waste rock has been exhausted. The Company also plans to process and sell leached and rinsed residues from the heap leach operation for a range of uses to local and regional markets. Reclamation will proceed concurrently where feasible, but is nonetheless expected to require two years following cessation of all mining, and a further three years of post-closure monitoring. Monitoring will continue until the reclamation success criteria are met.

There are a number of risks associated with the Project and readers are urged to consider these risks and possible other risks, in order to obtain an understanding of the Project (see “Item 1A. Risk Factors” heading below).

The registered office of the Company is located at 1200 - 750 West Pender Street, Vancouver, BC, Canada V6C 2T8 and its executive offices are located at 6411 Imperial Ave., West Vancouver, BC, Canada, V7W 2J5. The Company’s California office is located at 15772 K Street, Mojave, California, 93501.

The U.S. dollar (“$") is used in this Form 10-K and quantities are reported in Imperial units with Metric units in brackets.

Project Background

The Project is located approximately 5miles (8km) south of Mojave in Kern County in southern California. See Figure 1, a Project location map below.

Gold mining on Soledad Mountain dates back to the late 19th century. The largest producer in the area was Gold Fields America Development Co. (“Gold Fields”), a subsidiary of Consolidated Gold Fields of South Africa. Gold Fields operated an underground mine and mill on the property from 1935 to 1942, when the mine was forced to close by War Production Board Order L-208. Production after the war was minimal, as costs had increased while the price of gold remained fixed at $35/oz until 1973.

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

The primary rock types that occur on the Property are rhyolite porphyry and flow-banded rhyolite, quartz latite porphyry, pyroclastics and siliceous vein material. Little or no clay occurs in any of the rocks and the rocks contain upwards of 60% silica as SiO2. Rhyolite porphyry and flow-banded rhyolite were grouped as a single rock type for the metallurgical test work.

Extensive programs of mapping, diamond drilling, reverse-circulation drilling and underground diamond drilling and channel sampling were carried out on the Property between 1985 and 2011. Company geologists managed these programs. The geological database today includes the crosscut assay data recorded on linens by Gold Fields between 1933 and 1942 and the results of exploration done on the Property by Rosario Exploration and Shell/Billiton. The database contains 119,906 samples, generated from 379,326ft (115,648m) of drilling and sampling of underground crosscuts.

Mineral zones were shaped manually by Company geologists to define continuity with a low-grade cut-off grade of 0.008oz/ton AuEq (0.274g/t AuEq). Prices for gold and silver of $325.00/oz and $6.00/oz and recoveries for gold and silver of 78.0% and 60.0% respectively were used to calculate the gold-equivalent cut-off grade for this purpose.

Note:

AuEq is the gold-equivalent grade, which is calculated as follows:
AuEq g/t = Au g/t + {(Ag/R1)xR2} g/t where
R1= Au price in $/oz/Ag price in $/oz; R2= Ag recovery in %/Au recovery in %.

Mineral Resources Development, Inc. (“MRDI”), San Mateo, California did a detailed due diligence review of the geological procedures used by the Company between 1998 and 2000. MRDI also evaluated and confirmed the use of other information included by the Company in its geological database. The work done by MRDI involved statistical analyses, the evaluation of grade capping, the design of appropriate kriging techniques and setting criteria for the classification of resources. Two resource models were developed with input from MRDI. The Company received a final MRDI report with recommendations in May 2000.

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

Infill Drill Program

The Company announced that it had initiated an infill drill program in a news release on October 21, 2010. The drill program commenced in April 2011 and was completed in early May 2011. A total of 20 reverse-circulation drill holes with 6,288ft (1,917m) of drilling were completed in the program.

The drill program was designed to test targets within the areas of the planned North-West and East open pits. Nine holes were drilled in the area of the North-West open pit with a total length of 2,020ft (616m). The North-West open pit is the planned location of the first phase of mining. A total of 11 holes were drilled in the area of the East open pit with a total length of 4,268ft (1,301m). Key program objectives were to support potential reclassification of inferred material to higher-confidence mineral resource categories, and eventually to mineral reserves, to continue to test continuity of mineralization, and provide data for road alignment and road construction purposes.

AMEC integrated the results from the infill drill program into updated mineral resource estimates. The estimate differs from previous estimates because the update has used a lower gold-equivalent cut-off grade, higher gold and silver prices, and estimates of operating costs and recoveries for gold and silver determined in 2011. The previous estimates were based on gold and silver prices and technical parameters from the late 1990s.

The mineral resource prepared by AMEC are set out in Table 1 below. Mineral Resources were determined using precious metals prices of $1,310/oz gold and $24.05/oz silver, a cut-off grade of 0.004 oz/ton AuEq (0.137g/t AuEq), and have an effective date of 29 February, 2012. Mineral Resources are reported inclusive of Mineral Reserves.

Mark Hertel, an AMEC Principal Geologist, is the QP for the Mineral Resources. The NI 43-101 Technical Report is available on the Company’s web site at www.goldenqueen.com.

Note that mineral resources that are not mineral reserves do not have demonstrated economic viability.

Table 1 - Mineral Resources
Effective Date: February 29, 2012

			In-situ Grade				Contained Metal
			Gold		Silver		Gold	Silver
Classification	tonnes	ton	g/t	oz/ton	g/t	oz/ton	oz	oz
Measured	26,727,000	29,400,000	0.850	0.025	13.29	0.39	729,000	11,403,000
Indicated	118,090,000	129,900,000	0.442	0.013	8.53	0.25	1,675,000	32,301,000
Total & Average	144,817,000	159,300,000	0.517	0.015	9.42	0.27	2,404,000	43,704,000
Inferred	14,545,000	16,000,000	0.362	0.011	7.89	0.23	169,000	3,681,000

Notes:

1.	The qualified person for the mineral resource is Mark Hertel, SME Registered Member, and an employee of AMEC and he has reviewed and approved this technical information.
2.	Mineral Resources are inclusive of Mineral Reserves.
3.	Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability.
4.	Mineral Resources are reported at a 0.004oz/ton (0.137g/t) AuEq cutoff.
5.	Mineral Resources are reported as undiluted.
6.	Mineral Resources are reported within a conceptual pit shell that has been merged with the Mineral Reserve pit.
7.	Mineral Resources are reported using a long-term gold price of $1310/oz, silver price of $24.05/oz, mining and processing costs and variable recoveries that are based on rock type classification.
8.	Gold-equivalent grades were calculated based on the equation:
AuEq(oz/ton) = Au(oz/ton) + (Ag(oz/ton) * [(Ag price(US$/oz)/Au price(US$/oz)) * (Ag recovery(%)/Au recovery(%))]

9.	Rounding as required by reporting guidelines may result in summation differences between tons, grade and contained metal content.
10.	Tonnage is reported in Imperial and Metric units. Grades are reported in troy ounces per short ton and in grams per tonne.
11.	Mineral zones were shaped with a cut-off grade of 0.004 oz/ton (0.137 g/t) AuEq.

The Company has prepared a further drill program with 40 drill holes and approximately 23,500ft (7,200m) of drilling, designed to test a portion of the material classified as inferred within pit shells constructed in 2012. SRK concurred in the Technical Report (SRK) that strategically targeted drilling could upgrade a significant portion of the inferred to the measured or indicated categories. The Company intends to do infill drilling and further exploration once construction of the facilities is under way.

Mineral Reserves

The Company engaged Norwest Corporation (“Norwest”), Vancouver, British Columbia in January 2007 to prepare a NI 43-101 technical report to assess mineral reserves for the Project as part of an independent feasibility study based upon the technical work that had been completed to the end of 2006. The results of the Norwest study were disclosed in a news release dated December 14, 2007.

Norwest completed substantial additional mine design between 2008 and 2012. Norwest prepared an updated feasibility study and economic analysis with input from independent consulting engineers and management and the results were disclosed in a news release on October 25, 2012. This included updated mineral reserves and these are set out in Table 2 below.

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

Notes:

1.

The qualified person for the mineral reserve is Sean Ennis, Vice President, Mining, P.Eng., APEGBC Registered Member who is employed by Norwest Corporation and he has reviewed and approved this technical information.

2.	A gold-equivalent cut-off grade of 0.240 g/t (0.007 oz/ton) was used to estimate the mineral reserves.
3.	AuEq is the gold-equivalent grade, which is calculated as follows:
	a.	AuEq g/t = Au g/t + {(Ag/R1)xR2} g/t
	b.	R1 = Au price in $/oz/Ag price in $/oz; R2 = Ag recovery in %/Au recovery in %.

Indicated recoveries for gold and silver based upon extensive metallurgical test work done between 1989 and 2007 are 85.0% and 52.5% as discussed in detail in section Mineralogy, Process Development & Flow Sheet below.

Note that open pit optimizations was done with low gold and silver prices of $540.00/oz and $9.00/oz respectively.

Cautionary note to U.S. investors concerning proven or probable reserve estimates: This section uses the terms “proven reserves” and “probable reserves”. We advise U.S. investors that these terms are defined strictly in accordance with applicable Canadian regulations.

The mineral reserves are included in the Measured & Indicated Mineral Resources set out in the table in the section

Exploration & Mineral Resources above.

Exploration Potential

Additional geological targets have been identified on the Property. These targets are generally peripheral (east, south and west) to the currently defined mineral resources. In the east, two additional zones of quartz stringer veins have been mapped in the hanging wall of the Karma/Ajax vein system. Toward the south, an extension of the Silver Queen vein system is open and additional vein splits have been mapped on surface. Also, an extension of the Golden Queen vein system appears to be offset by an east-west trending fault. Initial drill results indicate widths of 26ft (8m) with good gold and silver grades.

The exploration work to date has focused on known fault/vein structures central to the deposit. The host volcanics associated with mineralization on the Property extend further to the south and have not been fully evaluated. Further, anomalous gold values have also been found in the low volcanic hills that protrude from the valley floor to the northwest of the Property.

The continuity of mineralization at depth remains untested.

Independent Feasibility Study

Norwest prepared an updated feasibility study and economic analysis with input from independent consulting engineers and management and the results were disclosed in a news release on October 25, 2012.

Open pit mining and heap leaching as presently planned is approximately fifteen years of mining and leaching for the production of gold and silver, and a further two years of rinsing and drain-down. Gold and silver production at the planned ore mining rate is projected to average 77,000 oz and 890,000 oz respectively per year although this is expected to fluctuate considerably from year to year depending upon the ore head grades. Gold and silver production is projected to be 1,067,000 oz of gold and 12,039,000 oz of silver over the period of fifteen years.

Reclamation will proceed concurrently where feasible, but is nonetheless expected to require two years following ending of mining, and a further three years of post-closure monitoring. Monitoring will continue until the reclamation success criteria are met.

The financial analysis was done on a constant dollar, stand-alone basis.

At gold and silver prices of $1,438/oz and $27.65/oz respectively, the trailing 36-month average precious metals prices to the end of September 2012, the Project has a pre-tax indicated internal rate of return (“IRR”) of 64.4%, a net present value (“NPV”) of $735 million with a discount rate of 5% and the undiscounted, cumulative net cash flow is approximately $1.13 billion and this is considered the base case. The all-inclusive average cash cost per ounce of gold produced including sustaining capital and an accrual for closure and reclamation and net of silver credits, is $285/oz. The after-tax IRR is 52.2%, the NPV is $517 million with a discount rate of 5% and the undiscounted, cumulative net cash flow is $800 million. Note that the tax model allows for federal and state taxes and treats the Company and the Project as stand-alone for tax estimates.

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

Technical information is provided in the following sections.

Feasibility Study Capital and Operating Cost Estimates

The feasibility study capital cost estimates were based upon quotes for construction from a number of key vendors and contractors based in southern California. The capital cost was estimated to be $119.0 million and this included mining equipment with a cost of $17.2 million, unallocated cost of $12.5 million and working capital of $10.5 million. These estimates also included all sales taxes. The sustaining capital was estimated to be a further $30.6 million over the life of the gold and silver heap leach operation. The bulk of the sustaining capital would be required for the construction of heap leach pads and for mining equipment replacement.

Detailed operating costs estimates were prepared with information provided by independent consulting engineers and vendors of services and supplies such as diesel fuel and explosives, reagents such as cement and sodium-cyanide and operating supplies and spare parts for both the major mining equipment and support equipment and equipment in the various processing facilities.

Mine Design

Norwest did detailed mine designs between 2008 and 2010 and again in 2012. These detailed mine designs were adapted from the original 2007 designs to reduce waste to ore mining ratios, enhance opportunities for backfill placement and develop pit phasing and access which would lower the costs associated with backfilling. One of the key considerations was also to develop sufficient ore to fill the heap leach pads. Open pit optimizations was done with low gold and silver prices of $540.00/oz and $9.00/oz respectively. There has not been any significant changes to the mine design since the feasibility study.

The average waste to ore mining ratio has been reduced from 2.12:1.0 in 2008 to 1.85:1.0 in 2011 to 1.49 in 2012.

An independent consulting engineer did open pit slope stability analyses in 1995 and these included analyses with the ultimate slopes subjected to a maximum, credible earthquake acceleration of 0.297g. The consulting engineer recommended an ultimate, inter-ramp slope angle of 55o with an indication that this angle could be safely increased to 63.4 o. The Company drilled five diamond drill holes in 1997 specifically to obtain rock strength parameters for further slope stability analyses. An independent consulting engineer did further slope stability analyses and confirmed the ultimate slope angle of 55o. Norwest used an inter-ramp slope angle of 55o for the mine design done in 2012.

Disposal of waste rock will be largely in mined-out phases of the open pit and a single, external waste rock pad will be constructed to provide an area suitable for the aggregate operation. Independent consulting engineers did waste rock heap stability analyses in 1996 and again in 1998 and these were confirmed by Norwest in 2007. A further stability analysis was done in 2010. These analyses concluded that backfilled waste rock and the down-slope portion of the East waste rock storage pad would be stable under both static and seismic loading conditions, both during operations and after closure and reclamation. Some sloughing of the faces of backfilled waste rock or the waste rock pad could occur during significant seismic events in the area.

Waste rock will be disposed of at an angle of repose of 37o (1.3:1.0) and a specific volume of 18.1ft 3/ton (that represents a 30% net swell after allowing for partial compaction. Waste rock will be re-sloped to 27o (2.0:1.0) as part of closure and reclamation. The toes of the re-sloped fills will remain within the Approved Project Boundary. There is no groundwater in the areas where waste rock will be disposed of and this will therefore not have an impact on the stability of the East waste rock storage pad.

Open Pit Operation

Standard, open pit mining methods will be used to mine ore and waste rock. Mining operations will include drilling, blasting, loading and hauling and it is expected that the Company will do the mining. All open pit mining will occur in dry conditions above the water table.

Maximum planned mining rates are 13,000 tons (11,800 tonnes) of ore and 27,000 tons (24,500 tonnes) of waste rock per day or 4.55 million tons (4.14 million tonnes) of ore and 9.45 million tons (8.59 million tonnes) of waste rock per year for a combined total of 14.0 million tons (12.73 million tonnes) of ore and waste rock per year and this is the permitted combined ore and waste mining rate. The initial mine life is projected to be fifteen years. The total quantity of ore to be mined, crushed and screened and stacked on the heap leach pads is estimated to be 66.81 million tons (60.73 million tonnes). Total waste rock to be mined is estimated as 99.43 million tons (90.39 million tonnes) of which 19.0 million tons (17.3 million tonnes) is expected to be processed and 15.0 million tons (13.6 million tonnes) sold as aggregate. No contributions from the sale of aggregate have been included in the feasibility study cash flow projections. However, aggregate sales over a period of thirty years are important for the Project as it will permit the Company to meet its closure and reclamation requirements. If no sale of waste rock as aggregate is ever achieved, the initial mine life would be reduced to approximately ten years.

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

The open pit design done by Norwest assumed a loaded downhill ore haul to the primary crusher for the life of the mine. The intent is to replace trucks with a downhill pipe conveyor to convey ore for a number of the mining phases with a reduction in the number of trucks required. Ore will be crushed by an in-pit, portable, primary crusher and fed to the pipe conveyor and conveyed to the coarse ore stockpile. The length of the pipe conveyor will be approximately 1,600ft (500m). Various alternative mine designs are being explored in an effort to make the best possible use of the pipe conveyor and detailed engineering for a pipe conveyor application remains to be completed.

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

Samples of rhyolite ore and quartz latite ore were collected for the HPGR tests in July 2003 and in March 2004 respectively. The samples were crushed to 100% passing 1.3 inch (32mm) and 1.4 inch (35mm) respectively by McClelland Laboratories, Inc. (“MLI”), an independent metallurgical laboratory located in Sparks, Nevada. The samples were shipped by airfreight to the test facilities of two HPGR manufacturers in Germany where the actual HPGR tests were done. The crushed samples were returned to the MLI laboratory in Nevada for confirmation leach test work. The following conclusions were drawn based upon the results of bottle roll and column leach tests:

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

The detailed analysis of the leached residues or tails indicated that tests should be done on a high-grade and a low-grade sample to obtain data for the complete range of expected head grades. Two rhyolite samples were taken for this test work in April 2006. The total weight of the two samples was approximately 4,600lb (2,100kg). The samples were shipped by truck to MLI for first-stage crushing and then by airfreight to a HPGR manufacturers’ test facility in Germany where the HPGR tests were done. The samples were returned to MLI and bottle roll tests and column leach tests were started in July and completed in December 2006. Final test results were received and combined with the results from earlier tests for a detailed recovery analysis.

The recoveries used in the October 2012 feasibility study are as follows:

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
  Stronger agglomerates due to a more favourable overall particle size distribution and this will also impact the percolation rates of solution through the heap;
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

The HPGR consists basically of two counter-rotating rolls – one a fixed roll and the other a ‘floating’ roll. The ‘floating’ roll is mounted on and can move freely on two slides and the grinding forces are applied to the ‘floating’ roll by hydraulic rams. Ore is choke-fed to the gap between the rolls and comminution takes place by inter-particle crushing in the bed of particles. The gap between the rolls is determined by the nip-in characteristics of the feed and the total grinding force applied, which in turn depends upon pressures in the hydraulic system. Each roll is driven by an electric motor via a planetary gear reducer. The total grinding force can range from 750kN to 20,000kN and pressures in the gap can range from 50MPa (approximately 7,000lb/in2) to 250MPa (approximately 36,000lb/in2). The unconfined compressive strengths of Soledad Mountain ores range from 320lb/in2 (2.2MPa) to 17,200lb/in2 (118.9MPa) by comparison.

An independent consulting engineering firm did the design of the crushing-screening plant including the HPGR in 2006. This design was revised in 2008, further updated in 2011 and updated again in 2013. The crushing-screening plant has been designed to process 715ton/h (650t/h) of dry ore for a throughput of 5,119,000 tons (4,650,000 tonnes) of ore per year.

The independent consulting engineering firm also prepared capital and operating cost estimates for the crushing-screening plant for the updated feasibility study in 2012.

Merrill-Crowe Plant

Gold and silver are typically recovered in a heap leach operation by dissolution in a dilute sodium-cyanide solution and then by precipitation with zinc or adsorption on activated carbon. The zinc precipitation process, referred to as the Merrill-Crowe process after its developers, is used to recover gold and silver when the silver to gold ratio in solution is greater than 10:1. The silver to gold ratio is expected to average 15:1 for the Project and a Merrill-Crowe precipitation plant will therefore be required. In the Merrill-Crowe process, zinc dust is metered into the deaerated, pregnant solution and gold and silver are precipitated as micron-sized, metallic particles. The precipitate is dried, mixed with selected fluxes and melted in an induction furnace. The molten mix of gold and silver, i.e. the doré, is poured into moulds. The doré is cooled, cleaned and shipped to a commercial refinery where gold and silver bullion are produced for final sale.

The Merrill-Crowe process is highly efficient and recoveries in a commercial plant typically range upwards of 98%.

An independent consulting engineering firm did detailed designs and prepared capital and operating costs estimates for the Merrill-Crowe plant and this includes the refinery for the updated feasibility study in 2012.

The Company has recently increased the flow rate of barren solution to the heap and through the Merrill-Crowe plant based upon recommendations made by the independent consulting engineers. This change was made to extend the available leach time on the heap for enhanced recovery of gold and silver.

The Company has recently added an agglomeration drum to the flow sheet again based upon recommendations made by the independent consulting engineers. The change was made to ensure good percolation rates through the ore on the heap as heap height increases.

The Heap Leach Pad And The Heap

A dilute, sodium-cyanide solution will be used to dissolve gold and silver in the heap leach operation. Extensive procedures will be put in place to protect workers and the environment. The cyanide will be received in dissolved form by truck directly from the manufacturer and will be pumped to a storage tank on site and then to the process.

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
  Dry specific weight of agglomerated ore ranges from 85lb/ft3 (1.36t/m3) to 116lb/ft3 (1.86t/m3)
  Maximum heap height is 200ft (60m);
  Lift height is 33ft (10m);
  The angle of repose of the agglomerated ore is 2.0H:1.0V;
  Slopes are 2.5H:1.0V on the north and west sides and 2.0H:1.0V on the south and east side of the heap;
  Nominal capacity of the two pads is 66.81 million tons (60.73 million tonnes) and
  The Phase 1 heap leach pad will be constructed in either three or four stages.

The Phase 1 heap leach pad will be lined with a composite liner consisting of a compacted soil liner and a geomembrane. The geomembrane will in turn be covered and protected by 18inch (45cm) of a crushed liner protection fill that will act as a drainage layer. A network of perforated pipes will be installed in the liner protection fill. Solution will drain by gravity to a pump box and will be pumped to the Merrill-Crowe plant where gold and silver will be extracted from the pregnant solution. The barren solution will be returned to the heap and drip emitters will be used on the heap to limit evaporation losses. Drip emitters will be covered. An overflow pond is located east and downstream of the pump box.

Detailed site investigations were done in the area where the Phase 1 heap leach pad will be constructed in 2004 and again in 2006. The design of the Phase 1 pad has been completed for construction.

The design of the heap leach pad meets all applicable regulatory requirements. Note that the heap must be reclaimed to approximately 25ft (7.6m) above original contours to meet State of California reclamation requirements.

An earthmoving contractor with experience in constructing heap leach pads prepared the capital cost estimates for the construction of the Phase 1, Stage portion of the pad for the updated feasibility study in 2012.

An equipment manufacturer did the heap leach stacking study for the conveying and stacking system and prepared capital and operating cost estimates for the updated feasibility study in 2012.

Services

The Project is located approximately 5 miles (8km) south of Mojave in southern California. The metropolitan areas of Rosamond and Lancaster lie from 9 miles (14km) to 20 miles (32km) to the south. Access to site is from State Route 14 and Silver Queen Road, an existing paved County road. Mojave is a railroad hub for the Burlington Northern/Santa Fe and Union Pacific/Southern Pacific railroad lines. Services such as a hospital, ambulance, fire-protection, garbage and hazardous waste disposal, schools, motels and housing, shopping, airport and recreation are available in Mojave and its surroundings.

Water Supply

A water supply will be required for the operation and it is expected that both ground water and water supplied by the Antelope Valley – East Kern Water Agency will be available for the Project.

A detailed study of the site hydrogeology was completed in 2006 to confirm that groundwater would be a dependable source of water for the Project. As many as 35 wells have been drilled in the greater Project area in the past. Records for some of these wells plus step rate test data from production well PW-1 drilled by the Company indicate that, initially, two production wells can provide the maximum estimated water requirement of 650gal/min (147.6m 3/h). Production well PW-1 is located approximately 3,000ft (1km) north of the Project. A second production well, PW-2, was drilled approximately 1,000ft (300m) north of well PW-1 and cased and tested and a third production well, PW-3, was drilled in an area west of the Project in November 2008 and development of the well has also been completed. Neither PW-2 nor PW-3 had yields high enough to add to the water required on a continuous basis for the Project.

The Company has identified an area to the west of PW-1 that has historically had a number of production wells that have yielded upwards of 600gal/min (136.2m 3/h). It is planned to drill a production well in this area in 2014 to ensure that an adequate supply of groundwater is confirmed to support the Project.

Water samples taken from five characterization wells on site indicate that groundwater can be used in the heap leach process without pre-treatment.

An independent consulting engineering firm did the design for the water supply and the process water and firewater distribution systems and prepared capital and operating cost estimates for the updated feasibility study in 2012. The design for the system has now been redone by an independent consulting engineering firm based in Bakersfield.

The Company filed an application for a water service connection with Antelope Valley – East Kern Water Agency (“AVEK”) in February 2008 to provide a backup water supply. This was mandated as one of the conditions of approval in the Conditional Use Permits that were issued in 2010. An independent consulting engineering firm based in Bakersfield has designed a pipeline and pump station to pump water from four AVEK water storage tanks to site and this will provide a 100% independent water supply for the Project.

The Company is in discussion with the Rosamond Community Services District to determine the availability and feasibility of using recycled water for the Project and initial engineering studies have been completed. This supply will be of interest only once the Project is running smoothly with a positive cash flow and an assured long life.

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

It is expected that the Company will install and own the utility tie sub-station, which will transform the incoming voltage of 12,460V to 4,160V and this will be the mine distribution voltage. This decision is supported by a Method of Service study done by SCE in 2012. Overhead transmission lines will distribute power from the utility tie substation to areas where power will be required.

A diesel-powered generator will provide standby power and this will be set beside the Merrill-Crowe plant. Power will be available to operate the pregnant and barren solution pumps in case of a SCE power failure.

An independent consulting engineering firm prepared a detailed motor list and estimated the power consumption for the Project. The firm also prepared a detailed capital cost estimate for the supply of power to the Project for the updated feasibility study in 2012. The engineering firm is currently doing the detailed electrical design and cost estimates for construction in 2014.

Assay Laboratory and Workshop/Warehouse

Detailed designs for all services required for a mining operation such as a workshop and warehouse, diesel fuel and gasoline storage and an assay laboratory have been completed. Detailed capital and operating cost estimates were prepared for these facilities for the updated feasibility study in 2012.

Project Management & Operating Manpower

A management team is being assembled in Mojave to manage the Project. Manpower is expected to average 31 salaried and 143 hourly-paid workers once the mine is in full production with a further 12 to 15 hourly-paid workers required for the aggregate operation. Indications are that skilled workers will be available locally as there are a number of mines and quarries in production in the greater Mojave area.

Construction manpower is expected to peak at 200 with an estimated 141.7 man-years required for construction.

Aggregate

It is expected that a by-product aggregate and construction materials business can be developed once the heap leach operation is in full production, based on the location of the Project in southern California with close proximity to major highways and railway lines. The source of raw materials will be quality waste rock specifically stockpiled for this purpose. The waste rock can be classified into a range of products such as riprap, crushed stone and sand with little further processing. Test work done in the 1990s confirmed the suitability of waste rock as aggregate and construction material. The production and sale of aggregate is expected to commence early in the mine life and continue for up to thirty years or until the stockpile of quality waste rock has been exhausted. The Company also plans to process and sell leached and rinsed residues from the heap leach operation as aggregate or for other uses to local and regional markets.

No contributions from the sale of aggregate have been included in the feasibility study cash flow projections. However, aggregate sales over a period of thirty years are important for the Project as it will permit the Company to meet its closure and reclamation requirements. If no sale of waste rock as aggregate is ever achieved, the initial mine life would be reduced to approximately ten years.

Environmental Issues, Approvals & Permits

Introduction

The Project has received three key permits that allow the Company to construct the facilities and begin mining and processing operations.

These are:

a.	Conditional Use Permits issued by Kern County (see “CEQA/NEPA” heading below);
b.	Authorities to Construct permits issued by the Eastern Kern Air Pollution Control District (see “Authority to Construct & Permit to Operate” heading below; and
c.	Waste Discharge Requirements issued by the Lahontan Regional Water Quality Control Board (see “Water Quality” heading below.

The environmental issues and the efforts made to secure the three key permits are described in detail under the subheadings “CEQA/NEPA”, “Authority to Construct & Permit to Operate”, and “Water Quality”.

General

The area surrounding Mojave is typical of the western Mojave Desert. The immediate vicinity of the Project is sparsely populated with considerable historical and more recent mining activity. The Standard Hill, Tropico and Cactus mines are located within a radius of 7.5 miles (12km) of the Property.

The Project and the immediate area surrounding the Project or a total of approximately 9,600 acres (3,887 hectares) are included in the Specific Plan (the “Plan”) for Soledad Mountain - Elephant Butte & Vicinity - south of Mojave. This Plan was prepared in March 1973 and adopted by the Kern County Board of Supervisors as Resolution 73-485 on June 18, 1973. Gold and silver mining operations are recognized in the Plan as important land uses and the protection of mineral deposits, potentially of commercial value, is included in the Plan through restriction of incompatible land uses. The Project as presently defined and permitted is consistent with the Plan.

An independent consulting engineering firm reviewed the major approvals and permits that were issued for the Project in the late 1990s and the current regulatory environment in California in 2005. Additional work was indicated due to the time that had passed since these permits were first issued and changes that had been made in the Project. There have also been changes in regulations imposed by two levels of government in California. No significant environmental issues were however identified in the review and furthermore, the footprint of the Project as presently defined has been reduced in both a physical and an environmental sense.

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

The State of California introduced backfilling requirements for open pit, metal mines in December 2002. The Company contended that these regulations did not apply to the Project under a grandfathering provision included in the regulation. The Company, therefore, pursued both a favourable interpretation under the regulation and subsequently an amendment of the regulation with the State Mining and Geology Board (the “Board”) in 2006. These efforts were supported by Kern County officials. Both approaches were rejected by the Board and the decision was duly recorded by the Board in January 2007.

The Company completed an Application for a revised Surface Mining and Reclamation Plan, which was submitted to the Kern County Planning & Community Development Department (the “Planning Department”) in April 2007. The Planning Department completed its review of the Application and deemed the Application complete in July 2007. The Planning Department noted that changes proposed for the Project constituted new information that required evaluation of potential impacts and mitigation in a supplemental EIR (“SEIR”). The Planning Department issued a Request for Proposal to prepare the SEIR to a total of 17 qualified consultants in October 2007. The Chambers Group was awarded the contract to prepare the SEIR. The Company signed an agreement with the Planning Department in February 2008 and made a payment of $55,000 which was 50% of the cost of preparing the SEIR. This agreement was approved by the Kern County Board of Supervisors at a meeting on March 11, 2008.

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

The County selected RGP Planning and Development Services (“RGP”) to continue with the preparation of the SEIR. The agreement with RGP was approved by the Kern County Board of Supervisors at a meeting on October 14, 2008. The estimated cost of the work to be done by RGP was $123,800 and the Company paid this amount on September 25, 2008.

A scoping meeting was held on site attended by RGP, the Planning Department, and Company management in October 2008.

The Company submitted responses to ten of the comment letters referred to above to the Planning Department on November 27, 2008 and responses to the OMR’s comment letter on December 16, 2008.

RGP prepared a Progress Report, which the Planning Department released to the public, on December 30, 2008.

The Company’s consulting engineers did extensive studies to confirm the possibility of backfilling mined-out phases of the open pit in January and February 2009. The studies were presented to the Planning Department in a meeting in Bakersfield on March 11. The Planning Department requested that the Project Description be revised to include the backfilling studies and this was done and submitted to the Planning Department on March 24. The Application for the revised Surface Mining and Reclamation Plan was also revised and submitted to the Planning Department on April 5. A further revision of the Application was requested by the Planning Department on May 5 and this was completed and submitted on May 25. The Company recognized that the reviews by the Planning Department added to the overall quality of the Application.

The Planning Department’s target for the release of the SEIR to the public was then late July or early August 2009.

The following two items are of note:

  The Company completed a number of studies and did significant work on site between 2005 and 2010 to document that the environmental setting for the Project had not changed since 1997. The studies were submitted to the Planning Department.
  The Bureau of Land Management confirmed that its Record of Decision approving the Plan of Operations under NEPA in November 1997 remained valid and that no additional reviews or approvals were required before the Company could proceed with the Project.

The SEIR was distributed by the Planning Department, as lead agency under the provisions of CEQA, to approximately 430 recipients and notification of release to 985 recipients on January 11, 2010. At the conclusion of the review period, the Planning Department had received 26 responses, including letters supporting the Project, letters that had concerns with the Project, and letters from regulatory agencies designated as responsible agencies under CEQA. Comments were also received from the OMR on the reclamation plan provisions. The lead agency responded in writing to the comments received by February 25, 2010. The Company supported the lead agency’s effort by supplying additional information that was requested. As required by CEQA, the lead agency provided written responses to those who commented no later than 14 days prior to the Project’s consideration by the Kern County Planning Commission “Planning Commission”.

The Planning Commission formally considered the Project on April 8, 2010. At the meeting, the Commission, consisting of a panel of three commissioners, unanimously approved the Project. Two appeals to the approval were filed but subsequently withdrawn. Accordingly, the Commission’s actions became final on May 24. The thirty-day period for filing a lawsuit challenging the SEIR expired on June 23. The Commission certified the SEIR and adopted a Mitigation Measures Monitoring Program and a set of Conditions of Approval for the Project. The Mitigation Measures Monitoring Program and Conditions of Approval for the Project were amended by Commission Resolution No. 171-10 adopted on October 28 and are now final.

Under Condition 107 of the Conditional Use Permits, the Company was required to submit, prior to the commencement of mining, additional information relating to closure and closing reclamation. The Company submitted the required information to the Planning Department on November 28, 2011 and on June 8, 2012. In accordance with the Surface Mining and Reclamation Act of 1975, the Planning Department consulted the OMR. The OMR confirmed in a letter to the Planning Department dated June 29 that the additional information provided by the Company adequately demonstrated compliance with Condition 107.

The Companyannounced that the Planning Department had approved the additional information submitted by the Company in regards to Condition 107 of the Conditional Use Permits for the Project in a news release dated July 12, 2012 and the Project is now fully permitted.

Air Quality

Background Information

The Project lies within the Southeast Desert Air Basin (the “Air Basin”), which falls under the jurisdiction of the Eastern Kern Air Pollution Control District (“EKAPCD”). EKAPCD is charged to regulate sources of air pollution within the basin, pursuant to authority granted under the federal Clean Air Act.

The Air Basin is designated as unclassified for PM10 emissions (that portion of the total suspended particulates less than 10 microns in size) and as a non-attainment area for ozone. The typically windy conditions and very dry nature of the area are responsible for high background PM10 levels recorded at several nearby meteorological monitoring stations.

Fugitive dust from a mining operation on the Property, combined with background dust, may result in unacceptable levels of PM10 emissions in the surrounding areas, especially downwind, and this may present the greatest potential environmental issue for the Project. A PM10 level of 44 micrograms per cubic meter was projected by computer modeling for an annual mining rate of 30 million tons (27 million tonnes) in 1996. This level is below the California attainment standard of 50 micrograms per cubic meter and the Federal standard of 150 micrograms per cubic meter. However, the Company believes that it will achieve compliance with applicable standards by a greater margin, as the modeling methodology assumes worst-case conditions, which are considered unlikely to be encountered in the actual operation based on the planned use of commonly accepted dust control techniques in all phases of the operation.

The Planning Department requested that the Air Quality Assessment and Health Risk Assessment for the Project be redone in February 2009 to provide current information for the SEIR. This study was completed and in the hands of the Planning Department and EKAPCD on July 21, 2009.

EKAPCD transferred an Emission Reduction Credit Certificate from Cactus Gold Mines Company to the Project in February 1999 and this Emission Reduction Credit Certificate remains valid.

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

An eleventh application for an Authority to Construct permit is currently being completed. This Authority to Construct permit is required to allow the Company to mix the historical tailings on site with clay to provide suitable materials for the construction of the lower liner for the heap leach pads.

Meteorological Monitoring Station

The Company was required to install both upwind and downwind meteorological monitoring stations before the start of production and decided to proceed with the upwind monitoring station in May 2006 to add to the background database. The station was designed by an independent consulting engineering firm and commissioned in September 2006. The EKAPCD approved the design of the station in October 2006. Data is being recorded on a continuous basis and quarterly reports are being issued to the EKAPCD.

The equipment for the downwind meteorological monitoring station has been purchased and is in storage in Mojave. Construction of the downwind meteorological station is currently under way.

Water Quality

The Project is located in the northern portion of the Antelope Valley Groundwater Basin. The mean recorded annual rainfall in the surrounding area is approximately 6.14in (156mm). Typical patterns of precipitation are winter rains and summer thunderstorms and these tend to be short-lived and of high intensity. The site is dominated by Soledad Mountain and surface drainage patterns in the area are largely influenced by local topography. This varies from steep, rugged hillsides at the upper elevations to a gently sloping desert floor around the toe of Soledad Mountain. Runoff on the northern side of Soledad Mountain is via a series of gullies or channels, which direct surface flows to the north, northeast and northwest and eventually to the east to the Gloster and Chaffee Hydrologic Areas of the Antelope Hydrologic Unit.

There are no springs or intermittent streams in the immediate area. The closest intermittent stream is approximately 3 miles (5km) to the west. Evaporation rates are high. Groundwater is typically found at depths of 180ft to 200ft (55m to 60m) in the area north of the Project.

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

The Regional Board completed its assessment of the revised ROWD and prepared draft Waste Discharge Requirements (“WDRs”) for the Project. The Regional Board waited for confirmation from the Planning Department that the SEIR had been certified before adopting a revised Board Order setting WDRs for the Project.

The Regional Board unanimously approved WDRs and a Monitoring and Reporting Program for the Project at the joint, regular meeting held on July 14, 2010 in South Lake Tahoe, Nevada and Victorville, California. The Board recommended adopting an order approving the WDRs subject only to locating an additional ground water monitoring well. This well was drilled and tested in November 2010. The Board Order was signed by the Executive Officer of the Regional Board on July 23, 2010.

The order approving the WDRs is a critical authorization for the construction and operation of, and establishes the discharge and monitoring standards for the heap leach pads, waste rock stockpiles and other activities that have the potential to affect surface and ground waters.

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

The following points will have an impact on closure and reclamation costs:

  The footprint required for Project facilities has been significantly reduced from the earlier concepts.
  A road to the top of Soledad Mountain will remain for access to public facilities and will not be reclaimed.
  Waste rock will be disposed of in mined-out phases of the open pit as part of a comprehensive waste rock management plan.
  A planned major waste rock dump to the south of Soledad Mountain has been eliminated and this has significantly reduced the total disturbed area that must be reclaimed.
  The Company is committed to neutralizing, rinsing and then selling the leached residues.
  The size and complexity of the crushing and screening plant has been significantly reduced with fewer structures that have to be dismantled and fewer concrete footings that have to be broken up or buried.

The following two items will require future consideration:

  The workshop and warehouse building and wash slab, security and bulk fuel storage tanks, septic tank and leach field and the parking lot will find an approved, alternative industrial use and may not be dismantled and the site where these facilities are constructed may not have to be reclaimed.
  Two (or three) groundwater production wells may remain for future industrial or municipal use. The water supply infrastructure may be turned over to the Mojave Public Utility District to become part of the permanent facilities in the area.

Reclamation will proceed concurrently where feasible, but is nonetheless expected to require two years following ending of mining, and a further three years of post-closure monitoring. Monitoring will continue until the reclamation success criteria are met.

Revegetation

Sites have been revegetated successfully elsewhere in the California deserts, for example at the Castle Mountain Mine in San Bernardino County, and it is expected that revegetation can be completed successfully for the Project as per the detailed revegetation plan that has been prepared by the Company’s independent consulting engineers.

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
  Control of runoff to minimize erosion will be a key to successful revegetation; and
  Quantifiable goals for density and diversity of perennial species have been proposed.

Financial Assurances

The Company is required to provide the following financial assurances for the Project:

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

The Company has provided reclamation financial assurance in the form of a Letter of Credit backed by a Certificate of Deposit with Union Bank, N.A. to the Bureau of Land Management, the State and Kern County totaling $478,742 (2012 - $339,079; 2011 - $296,180).

The estimate for reclamation financial assurance is $552,250 for 2014 and this estimate has been submitted to the Engineering, Surveying & Permit Services Department for review and approval.

Cleanup On Site

The Company has done extensive cleanup on site over the past several years as summarized in the table below.

		Amount
Payable To	Years	US$	No. of Loads
Contractor 1	2006	13,077.93	6.0
Contractor 1	2007	41,946.50	48.5
Contractor 1	2008	138,336.00	160.0
Contractor 1	2009	15,425.00	17.5
Contractor 1	2010	20,310.00	19.5
Contractor 1	2011	93,285.00	74.0
Contractor 1	2012	80,292.00	66.0
Total	2006-2012	402,672.43	391.5
Contractor 2	2008	128,000.00	141.0
Contractor 3	2010	18,644.60	5.0
Grand Total		549,317.03	532.5

The cleanup was done at a significant cost to the Company and demonstrates that the Company is committed to environmental stewardship and good housekeeping in its operations.

Environmental, Safety and Health Policy

The Company has an Environmental, Safety and Health Policy and a management system to implement the Policy.

The Company prepared a Cyanide Management Plan for the Project and became a signatory to the International Cyanide Management Code in 2013. The Code was developed under the auspices of the United Nations Environment Program and the International Council on Metals and the Environment. The International Cyanide Management Institute, a non-profit organization, administers the Code. Signatories to the Code commit to follow the Principles set out in Code and to follow the Standards of Practice. Companies are expected to design, construct, operate and decommission their facilities consistent with the requirements of the Code and must have their operations audited by an independent third party. Audit results are made public.

Offices and Employees

The Company’s principal executive offices are located in Vancouver at 6411 Imperial Ave., West Vancouver, BC V7W 2J5, Canada.

As of March 17, 2014, the Company has five employees and three executive managers. The Company utilizes an accounting firm, which is independent from our auditors, on a contract basis for the preparation of its financial statements, and engages various part-time consultants and contractors as needed for administrative services. Technical services related to Project permitting, development and land matters are performed by consultants and contractors on an as-needed basis.

Construction of Infrastructure

The Company started construction of infrastructure-related items during the second quarter of 2013. The widening of Silver Queen Road with turning lanes was completed in May 2013. The turning lanes were extended with a concrete "dip crossing" across a floodplain.

Construction of infrastructure items continued in the third and fourth quarters of 2013 with a budget referred to as the Phase 1 budget. Initial site grading was completed and this included an employee parking lot, a sediment pond and drainage channel and a pad where the sub-station will be constructed. Work also continued on the north-south access road and the overland conveyor route.

Drilling and blasting was required in four areas and this was successfully completed in December 2013.

Excavation of the workshop and warehouse site and the construction of the interconnecting roads including the main haul road to the East waste rock storage pad has proceeded well with final grading and the construction of safety berms was completed in January 2014.

Work on the Phase 1 earthmoving projects was essentially completed in December 2013 with some final touch-up completed in January 2014.

The Company has awarded a contract for the construction of the workshop and warehouse and wash slab. A key milestone was reached when the prepared pad was formally handed over to the contractor to start construction of the footings. This is the first of a number of key turn-key projects for the Project. This project is part of Phase 1 construction.

Permits were secured for the Phase 1 electrical work and this project was completed in January 2014. This project was part of Phase 1 construction.

The access road from Silver Queen Road and the employee parking lot remain to be paved. This project depends on the weather and is expected to be completed in March or April 2014. This project is part of Phase 1 construction.

The Company has awarded a contract for the procurement and construction of a guard shack and gate. Target for completion of this project is March 2014. This project is part of Phase 1 construction.

The Company has received a detailed proposal for the construction of the Phase I well water supply. The Company committed to this project in January 2014. This is a major and key contract for the Project and that is part of the Phase I construction but had been delayed by detailed engineering required.

Other activities in 2013:

  An independent consulting engineer completed a number of burrowing owl surveys required to be done 30 days before the start of new disturbances on site;
  An independent consulting archaeologist did a survey in late 2013 to confirm that the Company is in compliance with a condition included in the CUPs;
  A significant test was conducted with lignin sulfonate as a dust control agent and this appears to be a cost- effective dust control agent for future use;
  Engineering work is continuing for a number of key projects and these detailed designs are being used to obtain final cost estimates for construction;
  Security is being provided by an independent contractor based in California City and there are no incidents to report to date;

  The Company is making an effort to identify suitable candidates for a number of key management positions and making offers to candidates will be a priority in the first quarter of 2014; and
  The Company maintains an active community outreach program.

Work is proceeding on Phase 2 construction and this will overlap to some extent with a number of Phase 1 construction projects. The following projects are part of Phase 2 construction:

  The Company has awarded a contract for the construction of the septic system and leach field;
  The Company has awarded a contract for the procurement and construction of the fuel storage facility;
  The Company and an independent engineering contractor have done a detailed design for a site grading plan in the area where the crushing-screening plant will be constructed. This was a time-consuming design and the plans have now been submitted to Kern County for approval; and
  A second key turn-key project is the assay laboratory. Detailed designs and cost estimates are being completed and it is expect that a contract for the procurement and construction of the assay laboratory will be awarded in Q2 2014.

Item 1A. Risk Factors.

The following is a brief discussion of distinctive or special characteristics of our operations and the industry in which we operate, which may have a material impact on, or constitutes risk factors in respect of, our future financial performance and in respect of an investment in the Company. These risk factors should be read in conjunction with disclosure on business and risks appearing in this Form 10-K.

The likelihood of continued losses from operations and ability to continue as a going concern

We have had no revenue from operations and have incurred cumulative losses from our inception in 1985 through December 31, 2013 of $65,975,612. Losses are expected to continue until such time as we can economically produce and sell gold and silver from the Project. Continued losses will require us to raise additional funds by equity or debt financing, failing which we will not be able to continue operations. Management cannot provide assurances that this will occur and this raises doubts about our ability to continue as a going concern.

There are significant risks associated with developing and establishing mining operations, and since we do not have a history of producing gold and silver from the Project, we have no proof that we will be able to develop a profitable mining operation on the Property

The Project is in the development stage and to date we have not produced gold or silver from the Project and do not currently generate operating earnings. Advancing the Project to the production stage will involve significant capital and time, and successful commercial production (if any) will be subject to receiving additional construction-related permits and completion of construction of the facilities required for a mining operation. As a result, we are subject to risks associated with developing and establishing a mining operation on the Property, including:

  The availability of funds to finance development of the Project on terms acceptable to us;
  the considerable time and cost involved in obtaining construction-related permits and completing construction of the facilities required for a mining operation on the Property;
  the availability and costs of mining and processing equipment and other supplies, as well as the availability of contractors required for construction;
  the availability and cost of hiring management and administrative personnel and skilled labour required to run a mining operation on the Property;
  increases in our projected costs due to differences in ore grade, metallurgical performance or revisions to mine plans in response to the physical shape and location of mineralized materials as compared to our 2012 updated feasibility study estimates;
  increases in the costs of commodities such as fuel, rubber and electricity, and other materials and supplies which would increase Project development and operating costs;
  the ability to extract sufficient gold and silver from resources and reserves to support a profitable mining operation on the Property;
  compliance with our approvals and permits; and
  potential opposition from environmental groups, other non-governmental organizations or local residents which may delay or prevent development of the Project or affect our future operations.

It is common for mine development programs to experience unexpected problems and delays during construction and commencement of operations. As a result, we may not be successful in establishing a mining operation or profitably producing gold and silver from the Project.

We need significant additional financing to develop the Project into an operating mine

The 2012 updated feasibility study estimated that a capital cost of $119 million was required to develop the project into and operating mine, which includes working capital of $10 million. We expect to finance the construction and to secure the necessary working capital from either additional sales of common shares, from bank or other borrowings or, alternatively, through a merger with an established mining company. However, we have no commitment for the underwriting of additional shares or for bank financing and we are not a party to any agreement or arrangement providing for a merger with an established mining company.

Whether or not and to what extent project financing can be secured will depend on a number of factors, including the national and worldwide economies and gold and silver prices. Gold and silver prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as the strength of the U.S. dollar and foreign currencies, regional or global demand for gold and silver, and regional or global political events. We may not be successful in obtaining the required financing for project development, or if we can obtain such financing, such financing may not be on terms that are favorable to us. Failure to obtain such financing could result in delay or indefinite postponement of further development of the Project, or of the mining operation on the Property, and the possible partial or total loss of our potential interest in the Project.

There are significant risks inherent in mineral production activities, and the possibility that losses will be uninsured

Development and production of minerals is highly speculative and involves a significant degree of risk. Mineralization of the Project may turn out to be insufficient in quantity or quality to be profitably mined. We are also subject to significant operating hazards and risks that are normally associated with development and production of minerals, including:

  fluctuations in costs that make project development prohibitive, or that make mining uneconomical;
  insufficient mineralized material to support a profitable mining operation;
  unanticipated variations in ore grade or other geologic problems, or metallurgical or processing problems;
  difficult surface conditions, unusual or unexpected geologic formations or failure of open pit slopes;
  mechanical or equipment problems;
  environmental hazards or pollution;
  industrial accidents or personal injury;
  fire, flooding, earthquakes, cave-ins or periodic interruptions due to inclement weather;
  labor disputes; and
  decreases in gold and silver prices, thus decreasing the value of mineralized material.

Any of these hazards and risks can materially and adversely affect, among other things, the development of the Project, production quantities and rates, costs and expenditures, potential revenues and production dates. They may also result in damage to, or destruction of, production facilities, environmental damage, monetary losses and legal liability.

We currently maintain insurance within ranges of coverage consistent with industry practice in relation to some of these risks, but there are certain risks against which we cannot insure, or against which we cannot maintain insurance at affordable premiums. Insurance against environmental risks (including pollution or other hazards resulting from the disposal of waste products generated from production activities) is not generally available to us. If subjected to environmental liabilities, the costs incurred would reduce funds available for other purposes, and we may have to suspend operations or undertake costly interim compliance measures to address environmental issues.

Mineral resource and reserve estimates are based on interpretation and assumptions, and the Project may yield lower production of gold and silver under actual operating conditions than is currently estimated

Unless otherwise indicated, mineral resource and reserve figures presented in this Annual Report and in our filings with securities regulatory authorities, press releases and other public statements that may be made from time to time, are based upon estimates made by independent consulting geologists and mining engineers. When making determinations about whether or not to develop the Project, we must rely upon such estimates as to the mineral resources and reserves, as well as grades of such mineral resources and reserves. Until we are actually mining and processing material, mineral resources and reserves and grades of mineral resources and reserves must be considered as estimates only.

Estimates can be imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling, which may prove to be unreliable. We cannot assure you that the estimates are accurate or that ores from the Project can be mined or processed profitably.

Any material changes in mineral resource or reserve estimates and grades of resources and reserves will affect the economic viability of placing the Project into production and the Project’s return on capital

As we have not commenced actual production from the Project, mineral resources and reserves may require adjustments or downward revisions. In addition, the grade of mineralized material ultimately mined, if any, may differ from that indicated by our 2012 updated feasibility study. Gold and silver recovered in small scale tests may not be duplicated on a production scale.

The mineral resource and reserve estimates contained in this Annual Report on Form 10-K have been determined and valued based on assumed future prices for gold and silver, cut-off grades and operating costs that may prove to be inaccurate. Extended declines in prices for gold or silver may render our estimates uneconomic and result in reduced reported mineralization or adversely affect our determinations of commercial viability. Any material reductions in estimates of mineralization, or of our ability to profitably extract gold and silver from our resources and reserves, could have a material adverse effect on our share price and the value of the Project.

There are differences in U.S. and Canadian practices for reporting mineral resources and reserves

Our resource and reserve estimates are not directly comparable to those made in filings subject to SEC reporting and disclosure requirements, as we generally report mineral resources and reserves in accordance with Canadian practices. These practices differ from the practices used to report resource and reserve estimates in reports and other materials filed with the SEC.

It is Canadian practice to report measured, indicated and inferred mineral resources, which are generally not permitted in disclosure filed with the SEC by United States issuers. In the United States, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. United States investors are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be converted into reserves. Further, “inferred mineral resources” have a great amount of uncertainty as to their existence and as to whether they can be mined legally or economically. Disclosure of “contained ounces” is permitted disclosure under Canadian regulations, however, the SEC only permits issuers to report “resources” as in place, tonnage and grade without reference to unit measures.

We are subject to significant governmental regulations, which affect our operations and costs of conducting our business

Our current and future operations are and will be governed by laws and regulations, including, among others, those relating to:

  mineral property acquisition, development and production;
  taxes and fees;
  labor standards, and occupational health and safety; and
  environmental standards for waste disposal, treatment and use of toxic substances, land use and environmental protection.

Companies engaged in development and production activities often experience increased costs and delays as a result of the need to comply with applicable laws, regulations, and permits. Failure to comply with these may result in enforcement actions, orders issued by regulatory or judicial authorities requiring operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or costly remedial actions. We may be required to compensate those suffering loss or damage by reason of our activities and may have civil or criminal fines or penalties imposed for violations of such laws, regulations and permits.

Existing and possible future laws, regulations and permits governing operations and activities of mining companies, or more stringent implementation, could have a material adverse impact on our business and cause increases in capital expenditures or require abandonment or delays in development of the Project.

We could incur substantial costs or disruptions to our business if we cannot renew or maintain necessary authorizations and permits

We must maintain our existing approvals and permits and obtain construction-related permits from regulatory authorities. Delays in obtaining any required construction-related permits, failure to obtain a construction-related permit, or receipt of a construction-related permit with unreasonable conditions or costs, could have a material adverse effect on our ability to develop the Project. The failure to obtain necessary construction-related permits could result in an impairment in the carrying value of the Project.

Our activities are subject to California state and federal environmental laws and regulations that may increase our costs of doing business and restrict our operations

Our current and planned operations are subject to state and federal environmental laws and regulations. Those laws and regulations provide strict standards for compliance, and potentially significant fines and penalties for non-compliance. These laws address air emissions, waste discharge requirements, management of hazardous substances, protection of endangered species and reclamation of lands disturbed by mining. Compliance with environmental laws and regulations requires significant time and expense, and future changes to these laws and regulations may cause material changes or delays in the development of our Project or future activities.

U.S. Federal Laws: The Comprehensive Environmental, Response, Compensation, and Liability Act (CERCLA), and comparable state statutes, impose strict, joint and several liability on current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of hazardous substances found at such sites. It is not uncommon for the government to file claims requiring cleanup actions, demands for reimbursement for government incurred cleanup costs, or natural resource damages, or for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (RCRA), and comparable state statutes, govern the disposal of solid waste and hazardous waste and authorize the imposition of substantial fines and penalties for noncompliance, as well as requirements for corrective actions. CERCLA, RCRA and comparable state statutes can impose liability for clean-up of sites and disposal of substances found on exploration, mining and processing sites long after activities on such sites have been completed.

The Clean Air Act, as amended, and comparable state statutes, restrict the emission of air pollutants from many sources, including mining and processing activities. Our mining operations may produce air emissions, including fugitive dust and other air pollutants from stationary equipment, storage facilities and the use of mobile sources such as trucks and heavy construction equipment, which are subject to review, monitoring and/or control requirements under the Clean Air Act and comparable state air quality laws. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. In addition, permitting rules may impose limitations on our production levels or result in additional capital expenditures in order to comply with the rules. The Clean Air Act and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized emissions of pollutants.

The Clean Water Act (CWA), and comparable state statutes, impose restrictions and controls on the discharge of pollutants into waters of the United States, or to the surface or ground waters of the state. The CWA regulates storm water runoff from mining facilities and requires a storm water discharge permit for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release. Violation of these regulations and/or contamination of groundwater by mining related activities may result in fines, penalties, and remediation costs, among other sanctions and liabilities under state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

The Endangered Species Act and comparable state laws are designed to protect critically imperiled species from extinction as a consequence of development. The Company is currently preparing a response to a petition filed on January 31, 2014, with the United States Fish and Wildlife Service (USFWS) seeking to list the Mojave Shoulderband snail as a threatened or endangered species (see “Legal Proceedings” in this report for additional information). Under the Endangered Species Act if the USFWS determines that the petition contains information that the species is imperiled, it then will proceed with a 90 day screening process to determine if the petition presents substantial information to support listing the subject species as endangered, and if such information exists, the USFWS has a further 12 month period to conduct a detailed assessment of the listing request to approve or deny the listing. The existence of any species listed as endangered under those laws, including as a result of the petition, on Project lands that are to be disturbed as part of the development and operation of the Project could increase the costs associated with the Project or require changes or limitations to the planned project development.

California Laws: At the state level, mining operations are also regulated by the California Department of Conservation, Office of Mine Reclamation. State law requires mine operators to hold a permit, which dictates operating controls and closure and post-closure requirements directed at protecting surface and ground water. In addition, state law requires operators to have an approved mine reclamation plan. Local ordinances require the operators to hold Conditional Use Permits. These permits mandate concurrent and post-mining reclamation of mines and require the posting of reclamation financial assurance sufficient to guarantee the cost of closure and reclamation. Any changes to these laws and regulations could have an adverse impact on our financial performance and results of operations by, for example, requiring changes to operating constraints, technical criteria, fees or financial assurance requirements.

Regulations and pending legislation governing issues involving climate change could result in increased operating costs

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Given the current emotion, political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition and operating performance. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain, and may include changes in rainfall and storm patterns and intensities, water shortages and changing temperatures. These impacts may adversely impact the cost, production and financial performance of our operations.

Agreements with landholders need ongoing monitoring and negotiations

The Company monitors the status of agreements with landholders on a regular basis in order to protect its interests in the Property. There can be no assurance that the Company will continue to be able to retain all of its interests in the Property through negotiations with landholders, or that the cost of retaining its interests will not increase significantly as a result of current and future negotiations. The value of the Project may be significantly reduced if the Company cannot access or mine areas of the Property that are material to the Project, due to its inability to retain its interests in the Property, acquire additional interests within the Approved Project Boundary, or to expand the Approved Project Boundary. While each and every property has its own value and unique purpose in the overall mine plan, the feasibility of the Project will depend on the Company’s ability to maintain control of the portions of the Property that are material to the Project. Failure to keep property agreements in good standing may result in a loss of control of the corresponding interest in the Property, which, if material to the Project, would prevent the Company from developing the Project.

Title to the Property may be subject to other claims, which could affect our property rights

There are risks that title to the Property may be challenged or impugned. The Property is located in California and may be subject to prior unrecorded agreements or transfers and title may be affected by undetected defects. There may be valid challenges to the title to the Property which, if successful, could affect development of the Project and/or operations. This is particularly the case in respect of those portions of the Property in which we hold our interest solely through a lease with landholders, as such interests are substantially based on contract and have been subject to a number of assignments (as opposed to a direct interest in the Property).

We hold a number of unpatented mining claims created and maintained in accordance with the General Mining Law of 1872 (the “General Mining Law”). Unpatented mining claims are unique property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. This uncertainty arises, in part, out of the federal laws and regulations under the General Mining Law. Also, unpatented mining claims may be subject to possible challenges by third parties or validity contests by the federal government. The validity of an unpatented mining claim or mill-site, in terms of both its location and its maintenance, is dependent on strict compliance with a body of U.S. federal law. Should the federal government impose a royalty or additional tax burdens on the properties that lie within public lands, the resulting mining operations could be seriously impacted, depending upon the type and amount of the burden.

Legislation has been proposed that would significantly affect the mining industry

Members of the United States Congress have repeatedly introduced bills which would supplant or alter the provisions of the United States General Mining Law. If enacted, such legislation could change the cost of holding unpatented mining claims and could significantly impact our ability to mine mineralized material on unpatented mining claims. Such bills have proposed, among other things, to either eliminate or greatly limit the right to a mineral patent and to impose a federal royalty on production from unpatented mining claims. Although we cannot predict what legislated royalties might be, the enactment of these proposed bills could adversely affect our potential to mine mineralized material on unpatented mining claims. Passage of such legislation could adversely affect our financial performance.

The price of gold and silver could adversely affect our future operations and ability to continue development, and eventually operation, of the Project

The potential for profitability of operations on the Project, the value of the Project, the market price of our common stock and our ability to raise funding to conduct continued development, are directly related to the price of gold and silver. Our decision to develop the Project must be made long before the first revenue from production would be received. A decrease in the price of gold and silver may prevent the Project from being economically mined or result in the write-off of assets whose value is impaired as a result of lower gold and silver prices.

The price of gold and silver is affected by numerous factors beyond our control, including inflation, fluctuation of the U.S. dollar and foreign currencies, global and regional demand, the sale of gold and silver by central banks, and the political and economic conditions of major gold and silver producing countries throughout the world. The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate. If gold or silver prices decline or remain low for prolonged periods of time, we might be unable to continue development of the Project, which would adversely affect us.

We are a “passive foreign investment company” which may have tax consequences for U.S. investors

The Company is classified as a passive foreign investment company. A U.S. shareholder who makes a qualified electing fund (“QEF”) election is required to annually include in his or her income his or her pro rata share of the ordinary earnings and net capital gains of the Golden Queen entity, whether or not that entity distributes any amounts to its shareholders. If you do not elect to treat a Golden Queen entity as a QEF, then if the Golden Queen entity is a PFIC for any year during your holding period, adverse tax consequences could result.

U.S. investors should seek independent advice from tax advisors to discuss any tax consequences. Please refer to the Company’s website for the PFIC Information Statement as of December 31, 2013.

Land reclamation requirements for our properties may be burdensome and expensive

Reclamation requirements are imposed on companies with mining operations in order to minimize long term effects of land disturbance, and this could include a requirement to re-establish pre-disturbance land forms and vegetation.

In order to carry out reclamation obligations imposed on us in connection with our potential development activities, we must allocate financial resources that might otherwise be spent on further exploration and development. We plan to set up a provision for our reclamation obligations on the Project, as appropriate, but this provision may not be adequate. If we are required to carry out unanticipated reclamation work, our financial position could be adversely affected.

The mining industry is intensely competitive

As a result of competition in the mining industry, some of which is with large established mining companies with substantial capabilities and with greater financial and technical resources than ours, we may be unable to effectively develop the Project or obtain financing on terms we consider acceptable.

We compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for qualified employees, our development of the Project may be slowed down or suspended. We also compete with other mining companies for capital. If we are unable to raise sufficient capital, our development of the Project may be jeopardized or we may not be able to develop or operate the Project.

We rely extensively on the services of our President, Mr. H. Lutz Klingmann, P.Eng., who has considerable current knowledge of our operations, including the Project, and the loss of his services would likely result in delay and cost associated with acquiring and training additional management

Mr. Klingmann has been largely responsible for of the operations of the Company, including work on the Project since 2002. The successful development of the Project as currently envisioned by management is dependent to a significant extent on the efforts and abilities of Mr. Klingmann. Investors must be willing to rely to a significant extent on management’s discretion and judgment. We do not maintain key employee insurance on Mr. Klingmann and the loss of his services would likely have an adverse effect on Company operations and plans, until such time as a replacement can be located and brought current on Company plans and operations.

Sale of Aggregate

Contributions from the sale of aggregate have not been included in the 2012 updated feasibility study cash flow projections. However, aggregate sales over a period of thirty years are important for the Project as it will permit the Company to meet its closure and reclamation requirements. If no sale of waste rock as aggregate is ever achieved, the initial mine life would be reduced to approximately ten years.

While we believe we have taken the steps necessary to improve the effectiveness of our internal control over financial reporting, if we are unable to successfully address or prevent material weaknesses in our internal control over financial reporting, our ability to report our financial results on a timely and accurate basis and to comply with disclosure and other requirements may be adversely affected

Our management identified a material weakness in internal control over financial reporting as of December 31, 2013 related to the lack of segregation of duties in daily cash management and limited approval of capital expenditures and general and administrative spending over one bank account for the first nine months of 2013 (see “Item 9A. Controls and Procedures”). As a result of this material weakness, our management concluded that, as of December 31, 2013, we did not maintain effective disclosure controls and procedures or internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We can give no assurances that the measures we take to remediate the material weakness that we identified will be successful, or that any additional material weaknesses will not arise in the future.

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

Our independent registered public accounting firm, BDO Canada LLP, has issued reports on its assessment of our internal control over financial reporting and our consolidated financial statements that are included in Item 8 of this Annual Report on Form 10-K. The reports contain an explanatory paragraph regarding the Company’s ability to continue as a going concern and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

Three of our directors are ordinarily resident outside of the United States and accordingly it may be difficult to effect service of process on them, or to enforce any legal judgment against them.

Three of our directors namely, Bryan A. Coates, Guy Le Bel and H. Lutz Klingmann are residents of Canada. Consequently, it may be difficult for U.S. investors to effect service of process within the U.S. upon these directors, or to realize in the U.S. upon judgments of U.S. courts predicated upon civil liabilities under the U.S. securities laws. A judgment of a U.S. court predicated solely upon such civil liabilities would probably be enforceable in Canada by a Canadian court if the U.S. court in which the judgment was obtained had jurisdiction, as determined by the Canadian court, in the matter. There is substantial doubt whether or not an original action could be brought successfully in Canada against any of such directors predicated solely upon such civil liabilities.

Our directors and officers may have conflicts of interest as a result of their relationships with other companies

Our directors and officers are, or may in the future be, directors, officers or shareholders of other companies that are similarly engaged in the business of acquiring, developing and exploiting natural resource properties. Consequently, there is a possibility that our directors and/or officers may be in a position of conflict in the future.

Our properties and operations may be subject to litigation or other claims

From time to time the Project or our operations may be subject to disputes which may result in litigation or other legal claims. We may be required to assert or defend against these claims which will divert resources and management time from operations. The costs of these claims or adverse filings may have a material effect on our business and results of operations.

Our share price may be volatile and as a result you could lose all or part of your investment

In addition to volatility associated with equity markets in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common shares:

  changes in the price for gold or silver;
  delays, problems or increased costs in the development of the Project;
  decline in demand for our common stock;
  downward revisions in securities analysts’ estimates;
  investor perception or our industry or prospects; and
  general economic trends.

Over the past year, stock markets have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common shares. As a result, you may be unable to resell your shares at a desired price.

Because our common shares will likely trade at prices below $5.00 per share, and because we will not be listed on a national U.S. exchange, there are additional regulations imposed on U.S. broker-dealers trading in our shares that may make it more difficult for you to buy and resell our shares through a U.S. broker-dealer.

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

A failure to satisfy the continued listing criteria of the TSX could result in our common shares being delisted

Our common shares are currently listed on the TSX. In order to maintain the listing, we must maintain certain share prices, financial, and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to objective standards, the TSX may delist the securities of any issuer in a variety of circumstances including if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the TSX inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the listing requirements of the TSX; or if any other event occurs or any condition exists which makes continued listing on the TSX, in their opinion, inadvisable or unwarranted.

If the TSX delists our common shares, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations.

Issuing additional equity may have a negative impact on the trading price of our securities and our current shareholders may suffer dilution

Any future sale of equity capital in financing transactions or through the exercise of warrants or options or conversion of convertible securities will result in dilution to existing shareholders. In addition, even the perception that an issuance of equity capital may occur could have a negative impact on the trading price of our securities. We may pursue other alternatives for financing through offering an interest in the Project to another party or parties.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Land Ownership and Mining Rights

The Company acquired its initial property interests in 1985 and has since acquired additional properties in the area surrounding. The Company holds directly or controls via agreement a total of 33 patented lode mining claims, 132 unpatented lode mining claims, 1 patented millsite, 12 unpatented millsites, 1 unpatented placer claim and upwards of 946 acres of fee land, which together make up the Property. The Property is located west of California State Highway 14 and lies largely south of Silver Queen Road covering all of Section 6 and portions of Sections 5, 7 and 8 in Township 10 North, Range 12 West; portions of Sections 1 and 12 in Township 10 North, Range 13 West; portions of Section 18 in Township 9 North, Range 12 West, and portions of Section 32 in Township 11 North, Range 12 West, all from the San Bernardino Baseline and Meridian. Some of the ancillary facilities required for a mining operation will be located in Section 6, T10N, R12W. Two production water wells were drilled in Section 32, T11N, R12W and a third production water well was drilled in Section 1, T11N, R12W.

A Project location map is shown in Figure 1 below.

Figure 1

CALIFORNIA
BAKERSFIELD
RANDSBURG
MOJAVE
SOLEDAD MOUNTAIN
PROJECT
ROSAMOND
ROGERS
DRY LAKE
BARSTOW
SITE COORDINATES
N 39° 59' 20"
E 118° 11' 43"
SAN
BERNARDINO
LOS
ANGELES
PACIFIC
OCEAN
0 10 20 30
MILES
99
58
14
395
5
15
138
215
10
N
GOLDEN QUEEN
SOLEDAD MOUNTAIN PROJECT
LOCATION MAP
DRAWN BY: HAS
DATE: 2010/10/26
REV: 01
NORWEST
SCALE
AS SHOWN

FILE: I:\DATA\Golden Queen\08-3256 Soledad Support\Drafting\Lutz Presentation Figures\Figure 1.dwg

The Company holds the properties either directly through a subsidiary, or under mining lease agreements with a number of individual landholders, two groups of landholders and three incorporated entities. The land required for the Project has therefore either been secured under one of the mining lease agreements or is controlled by the Company through ownership of the land in fee or where the Company holds patented and unpatented mining claims or millsites directly. The mining lease agreements were entered into from 1986 onwards. Refer to section Property Interest Are In Good Standing below for key information.

Figure 2 below provides a map of the various claim groups that make up the Property.

Figure 2

N
1 Silver Queen Santa Ana Wedge
2 Silver Queen Extension
3 Sailor Boy Sailor Girl
4 Ben Hur
5 Mojave Bonanza
6 Tepeyac Hill Homestake
7 Golden Queen
8 Queen Esther
9 GQM/Karma Wegmann Corp.
10 Stelzner Group Section 5 Fee land
11 Section 7 Fee land (Birtle 3/4 Interest Only)
12 Southwestern Refining Corp.
13 Knight/Daggs/Moore
14 Golden Queen Mining Co., Inc.
15 Bob-Tail
1. Claim Information and Royal Group Contents Were Provided by Jim Lepuzza, RLS, USMS.
2. Open Pit Outline Were Based on Norwest 2010 Pit Design
3. This Drawing is Not To Scale.
GOLDEN QUEEN
SOLEDAD MOUNTAIN PROJECT
ROYALTY GROUPS WITH PIT OUTLINES
DRAWN BY: GC
DATE: 3-6-12
REV: 00
NORWEST
GQ_Royalty Map.dwg
GQ-Royalty Map-CM-001-01
Fig.

Fee land surrounding Section 6 is required for the construction of the ancillary facilities for a mining operation, for the construction of the heap leach pads and for construction of a pad for storing quality waste rock. The area that will be disturbed by the Project is a 912 acre block (369 hectare) within the total area of approximately 1,700 acres ( 689 hectares) owned, held or controlled by the Company. The Company also owns six residential properties with buildings north of Silver Queen Road and one residential property east of Mojave Tropico Road.

The Company is continuing to purchase additional land that will secure its land position in the area.

Title Review

The Company commissioned a formal title review of the Property by a firm familiar with title matters in California in 1996. This title review was updated in February 1998 and again in March 1999. A further title review was completed by an independent landman in 2004 and no particular title problems were identified. The Company’s U.S. legal counsel is currently doing a further title review and it is expected that this will be completed in April 2014.

Quiet Title Judgment

The ownership history is typically complex in historical mining districts and title problems will exist. The Company obtained a Quiet Title Judgment on May 15, 1999 and this resolved a majority of title questions. The effect of the Judgment was to clear the title to the interests in the patented claims listed in the action and to cure the title defects of record, providing security of title and thus greatly enhancing the value of the Property.

The Company then determined that any remaining title questions would not present a threat to the Project.

Record Of Survey

The California Business & Professions Code includes the Professional Land Surveyors Act, “Article 5. Surveying Practices” and specifically “8762. Records of survey.” Land surveyors must be aware of the requirements set out in Article 5 as these are essential to their surveying practice and govern their responsibilities to their clients and the State. The Company therefore decided to proceed with a Record of Survey and engaged James A. LaPuzza, PLS, MS (“Jim LaPuzza”) in July 2011 for this task.

A set of fourteen maps based upon survey work done by Jim LaPuzza on Soledad Mountain between 2007 and 2010, along with supporting information on the history of staking and recording and ownership of mining claims and millsites researched by Sylvia Good, RPL, Landman and legal counsel and staff of Gresham Savage Nolan & Tilden, PC,, San Bernardino, California from the early 1990s onwards, was submitted to the Kern County Department of Engineering, Surveying and Permit Services in August 2010. The maps were checked in meticulous detail by County staff over a period of 10 months. There were also numerous exchanges of information between Jim LaPuzza and staff during this period. County staff gave the maps a “Final Check” in May 2011. The recordable mylars were submitted to County staff in July 2011, formally signed by the County Surveyor and forwarded to the Kern County Assessor – Recorder as a Record of Survey. The Record of Survey was recorded as follows:

  Recorded July 20, 2011;
  Document No. 211092035 and
  Book 0027, Page 66

The basis for the Company’s royalty map is now the Record of Survey and this has superseded all earlier versions of the royalty map.

A copy of this report was sent to all landholders of record on August 1, 2011.

The Company is currently completing a Record of Survey for the claims in Section 8. The Record of Survey will be completed in March 2014.

Royalties

The Company is required to make advance minimum royalty payments under the mining lease agreements. In some instances, the Company will receive a credit for the advance minimum royalty payments on commencement of commercial production. Most of the royalties are of the net smelter return type and are based on a sliding scale, with the percentage amount of the royalty depending upon the grade of ore mined and processed from the particular property to which the royalty relates. Weighted average royalty rates will range from a low of 1.0 % to a high of 5.0% depending upon the area being mined and gold and silver prices. The agreements also typically provide for an additional royalty if non-mineral commodities, such as aggregates, are processed and sold.

Property Interests Are In Good Standing

A mining lease agreement with a group of landholders expired in 2004. Negotiations with the group were completed in July 2011 and the agreements were extended to 2041. Under the amended agreements, the Company paid advance minimum royalties of $7,500 per year for eight years for a total amount of $60,000 in August 2011 to bring the advance minimum royalties owing current to March 14, 2012.

A number of mining lease agreements expired in 2010 and in January 2011. While most of these were later reinstated and extended by subsequent agreement, the Company is in ongoing negotiations with some remaining landholders to extend mining lease agreements as necessary.

Further, while the Company is not in default of any current mining lease agreement, the Company is negotiating renewal terms for leases that are approaching expiry. Leases have expiry dates ranging from 2015 to 2045. All leases have an “evergreen” clause that becomes effective once the mine commences production.

Item 3. Legal Proceedings.

To the best of our knowledge, there are no legal actions pending, threatened or contemplated against the Company, other than what is noted below.

On January 31, 2014, the Center for Biological Diversity (the "Center") filed an emergency petition (the "Petition") with the United States Fish and Wildlife Service ("USFWS") asking the USFWS to list the Mojave Shoulderband snail as a threatened or endangered species. Citing a report published more than 80 years ago, the Petition claims that the snail exists in only three places, and that most of the snail habitat occurs on Soledad Mountain, where the Company is developing its fully-permitted mining operation, known locally as the Soledad Mountain Project. The Company is currently working with its environmental and legal advisors to prepare a detailed and complete response to the Petition and expects to submit this response to the USFWS in March 2014.

Item 4. Mine Safety Disclosures.

The Company is the operator of the Project, which is located in Mojave in Kern County, California. The Company has no mine safety violations to report.

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

Year ended December 31		High	Low
2013	Fourth Quarter	$1.20	$0.62
	Third Quarter	$1.99	$0.91
	Second Quarter	$2.04	$0.75
	First Quarter	$2.41	$1.44
2012	Fourth Quarter	$2.99	$2.11
	Third Quarter	$3.10	$1.89
	Second Quarter	$2.59	$1.93
	First Quarter	$2.99	$2.54

Exchange Rates

The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in Canadian dollars. Such rates are the number of Canadian dollars per one (1) U.S. dollar quoted by the Bank of Canada. The high and low exchange rates for each month during the previous six months were as follows:

	High	Low
February 2014	$1.1089	$1.1026
January 2014	$1.1171	$1.0614
December 2013	$1.0697	$1.0577
November 2013	$1.0599	$1.0415
October 2013	$1.0456	$1.0284
September 2013	$1.0533	$1.0237

Exchange rate information (from U.S.$ to Canadian $) as at each of the years ended December 31, 2012 and 2013 is set out in the table below:

	Year Ended December 31
	2012	2013
Rate at end of Period Low High	$0.9949 $0.9710 $1.0418	$1.0636 $0.9839 $1.0697

As of March 17, 2014, there were 232 registered holders of record of the Company’s common shares and an undetermined number of beneficial holders.

The Company announced that it had commenced trading on the OTCQX International under the symbol “GQMNF” in a news release dated September 11, 2012. The OTCQX is the highest tier of the OTC Markets group and the Company expects that this will increase accessibility for U.S. investors.

The high and low sales prices of the common stock as traded on the OTCQX for the calendar periods indicated are set out in the table below. All prices are reported in U.S.$.

Year ended December 31		High	Low
2013	Fourth Quarter	$1.17	$0.59
	Third Quarter	$1.90	$0.87
	Second Quarter	$2.00	$0.74
	First Quarter	$2.43	$1.42
2012	Fourth Quarter	$3.03	$2.00
	Third Quarter	$3.09	$1.76
	Second Quarter	$2.62	$1.85
	First Quarter	$3.02	$2.49

Dividends

The Company has not declared dividends on its common shares since inception.

Securities Authorized for Issuance Under Compensation Plans

The following table sets forth information as at December 31, 2013 respecting the compensation plans under which shares of the Company’s common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,380,000	US$0.87	5,820,000
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	1,380,000	--	5,820,000

Performance Graph

The performance graph below shows the Company’s cumulative total return based on an initial investment of $100 in GQM common stock, as compared with the S&P/TSX Global Gold Index. The chart shows performance marks as of the last trading day during each of the last five years ended December 31.

	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013
Company	100	292	295	232	86
S&P/TSX Global Gold Index (TITTGD)	100	126	108	91	47

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor an affiliated purchaser of the Company purchased common shares of the Company in the year ended December 31, 2013.

Item 6. Selected Financial Data.

The following table summarizes certain selected consolidated financial data of the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto (for the applicable period) appearing elsewhere in this report.

Results for the five most recent years are set out in the table below.

Results for the year ended on:	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2009
Item	$	$	$	$	$
Revenues	0	0	0	0	0
Net income (loss) and comprehensive income (loss)	1,978,014	(1,270,988)	(3,230,641)	(9,983,926)	(4,514,742)
Basic income (loss) per share	0.02	(0.01)	(0.03)	(0.11)	(0.05)
Diluted income (loss) per share	(0.01)	(0.01)	(0.03)	(0.11)	(0.05)
Cash and cash equivalents	5,030,522	4,031,403	7,922,255	6,967,465	2,433,202
Total assets	15,791,743	6,567,069	8,692,866	7,655,343	2,969,865
Total long term liabilities	8,028,857	3,998,009	4,779,714	10,583,313	2,873,166
Stockholders' equity	6,240,932	2,413,780	3,631,916	(3,327,592)	(131,888)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of the operating results and financial condition of the Company is as at March 17, 2014 and should be read in conjunction with the audited, consolidated financial statements of the Company for the year ended December 31, 2013 and the notes thereto.

The information in this Management Discussion and Analysis of Financial Condition and Results of Operation is prepared in accordance with U.S. generally accepted accounting principles and all amounts herein are in U.S.$ unless otherwise noted.

Results of Operation

The following are the results of operation for the year ended December 31, 2013.

The Company had no revenue from operations.

The Company incurred general and administrative expenses of $2,534,801 during the year ended December 31, 2013 (2012 - $466,996; 2011 - $880,830). General and administrative costs were significantly higher when compared with 2012.

The following significant general and administrative expenses were incurred during the year with a comparison to expenses in 2012 and 2011:

  $274,935 (2012 - $182,153; 2011 - $270,114) for accounting, taxation and auditing fees during the year. The current year increase is the result of higher costs associated with the 2012 year-end audit and the 2013 quarterly reviews completed by the Company’s auditors as well as an increase in the Company’s overall accounting and Sarbanes Oxley (“SOX”) costs. With the increased activity within the Company and a move from the exploration stage to the development stage, the amount of work required to complete the audits, reviews, SOX work and monthly accounting has increased as compared to the prior period.

  $421,616 (2012 - $234,914; 2011 - $332,760) in legal fees. The increase is the result of the work required for financing activities as well as work completed during the Company’s annual general meeting (“AGM”), and other corporate matters such as filing, permitting and land acquisitions.

  $275,129 (2012 - $165,862; 2011 - $165,043) for consulting expense. The significant increase of consulting expenses is related to the Company’s increased activity as it transitioned to a development stage company. In previous years the consulting expense had related to Project related consulting, however, once the Company moved into the development stage, the consulting expenses related to the Project have been capitalized.

  $202,848 (2012 - $Nil; 2011 - $Nil) for corporate salary. During the period the Company hired a COO, a new CFO and introduced new Directors to the Board. These fees were not incurred during 2012 as the Company had no employees and Directors fees were not paid until the fourth quarter of any year. The COO and the CFO will each receive annual income of $150,000 and C$150,000 respectively, with an annual bonus of up to 200% of the base salary for the COO at the discretion of the Board and 100% of the base salary of the CFO. For the year ended December 31, 2013, the CFO was given a C$10,000 bonus. The new directors, Bryan Coates, Guy Le Bel and Bernard Guarnera will each be paid C$5,000, C$3,750 and US$3,750 respectively per quarter while Lutz Klingmann and Thomas Clay will continue to receive C$2,000 and US$2,000 respectively for the year, paid out in the fourth quarter.

  $285,177 (2012 - $Nil; 2011 - $Nil) for corporate expenses. The increase is due to the costs associated with the Company’s financing activities and a general increase in overall corporate activity.

  $205,318 (2012 - $59,359; 2011 - $106,734) for office expense. The Company has opened an office in Mojave, California, and has since incurred expenditures that were not incurred in 2012. The increase is also due to significant increase in general activities within the Company.

  $99,944 (2012 - $34,409; 2011 - $26,285) for travel and accommodation expenses. With the Project moving to the development stage, management and Directors were required to make several trips to the Project site as compared with 2012. In addition, with the Project moving towards production, management was involved in several additional meetings out of country and in Canada.

  $888,026 (2012 - $Nil; 2011 - $Nil) for interest expense. The Company received C$10,000,000 by issuing convertible debentures in July and this resulted in significant interest expense for the period. The interest expense includes an amortization of the discounted convertible debentures of $811,327 (2012 - $Nil; 2011 - $Nil) while the remaining $76,699 (2012 - $Nil; 2011 - $Nil) relates to the stated interest on the convertible debentures.

  $475,263 (2012 - $Nil; 2011 - $Nil) for stock based compensation. The Company granted 800,000 stock options in 2013 as compared with no stock options granted in 2012.

  $69,617 (2012 - $33,775; 2011 - $26,028) for public relations and promotion. The increase is due to significant increase in general activities within the Company, including participation in industry shows.

The Company incurred exploration expenditures of $Nil during the year-ended December 31, 2013 (2012 - $1,567,894; 2011 - $2,639,946). The Company was in the development stage for the fiscal 2013 year and as such had no exploration expenditures in 2013. The exploration expenditures were significantly lower when compared with 2012 and 2011 due to the Company’s transition into the development stage. The Company moved into the development stage during the third quarter of 2012 and as a result, from that point onwards, all costs directly related to the Project have been capitalized.

The development costs incurred by the Company totalled $8,043,873 (2012 - $1,799,301), which was an increase of $6,244,572 as compared to 2012. In general, the Company was only in the development stage for six months in the 2012 fiscal year as compared with a full year of development work in fiscal 2013 and this had a significant impact on the increase from 2012. There was also a significant increase of activity on site in 2013 due to the initiation of the Project development. The following is a breakdown of significant development costs in 2013 as compared with 2012:

  $1,392,081 (2012 - $515,469) in mineral property additions. The significant expenditures on the acquisition of mineral properties in 2013 were the result of the acquisition of a substantial number of property interests. The Company also purchased a number of parcels of fee land in 2013.

  $962,828 (2012 - $Nil) in road construction costs. A number of access roads and haul roads were constructed in 2013 as part of the initial Project development. This included the north-south access road, the interconnecting roads and the main haul road to the East waste rock storage pad with only final grading and the construction of safety berms completed in January 2014.

  $1,604,929 (2012 - $Nil) in site infrastructure development costs. The Company started construction of infrastructure-related items during the second quarter of 2013. The widening of Silver Queen Road with turning lanes was completed in May 2013. The turning lanes were extended with a concrete "dip crossing" across a floodplain. Construction of infrastructure items continued in the third and fourth quarters of 2013 with a budget referred to as the Phase 1 budget. Initial site grading was completed in the Phase I area and this included an employee parking lot, a sediment pond and drainage channel and a pad where the sub- station will be constructed. Permits were secured for the Phase 1 electrical work and this project was completed in March 2014.

  $1,432,723 (2012 - $587,186) in engineering and consulting costs. Costs were significantly higher in 2013 as substantial detailed engineering work was required once the Company decided to proceed with the development of the Project. This included a substantial amount of procurement and construction management costs. Engineering work is also continuing for a number of key projects and these detailed designs are being used to obtain final cost estimates for construction.

  $493,858 (2012 - $326,110) in permitting and environmental costs. The Company continued with regular costs related to ongoing activities such as water sampling and analysis and monitoring and reporting of emissions from the upwind environmental monitoring station. An independent consulting engineer completed a number of burrowing owl surveys required to be done 30 days before the start of new disturbances on site. An independent consulting archaeologist did a survey in late 2013 to confirm that the Company is in compliance with a condition included in the CUPs. A significant test was conducted with lignin sulfonate as a dust control agent and this appears to be a cost-effective agent for future use.

  $215,408 (2012 - $71,214) in site restoration work. A local contractor did a substantial amount of restoration work on a number of houses owned by the Company that required upgrading to make the houses suitable for Company employees during construction. The local contractor also did improvements on the office building and the parking lot the Company purchased in Mojave in 2013.

  $700,390 (2012 - $Nil) in costs incurred in the construction of a workshop-warehouse. During the 2013 fiscal year, the Company began construction on a workshop-warehouse to be used during the production process. Costs were incurred in the excavation of the pad where the workshop-warehouse will be constructed plus construction of the interconnecting roads and this work was essentially completed at the end of 2013. Drilling and blasting was also required in a few areas and this added to the overall costs. A contract was let for the construction of the workshop-warehouse and this work started in early 2014.

  $548,856 (2012 - $Nil) in costs related to the construction of the Phase I heap leach pad. The costs that were incurred during 2013 were specifically related to the construction of the overland conveyor route. The construction of the overland conveyor route was essentially completed in 2013. This is a key part of the infrastructure related to the construction of the Phase 1 heap leach pad. The overland conveyor route will be used as a communications corridor during construction of facilities such as the workshop- warehouse at the east end of the property and the crushing-screening plant at the west end of the property.

The Company recorded a change in fair value of a derivative liability including foreign exchange of $5,385,660 (2012 - $1,030,431; 2011 - $1,213,913) as a result of changes in the value of the Canadian dollar as compared with the US dollar, a decrease in the Company’s share price as well as the passage of time. This item is a non-cash item and was recorded in accordance with accounting pronouncement ASC 850-40-15. Refer to Notes 8 Convertible Debenture and 10 Derivative Liability - Options and Warrants of the Consolidated Financial Statements for a detailed analysis of the changes in fair value of the derivative liability.

Interest income of $15,181 (2012 - $51,174; 2011 - $48,659) was significantly lower than in 2011 and in 2012 due to the fact that the Company’s cash balance was significantly lower. The Company was in full development mode for the fiscal 2013 year, which is a cash intensive process. The Company now keeps most of its funds in U.S. dollars and interest rates are lower on U.S. dollar deposits than interest rates on Canadian dollar deposits. Interest rates are projected to remain low in 2014. The Company recorded interest expense of $888,026, which included $811,327, related to the amortization of the discounted convertible debentures (2012 - $Nil; 2011 - $Nil) and $76,699 (2012 - $Nil; 2011 - $Nil) of actual interest expense based on the stated interest rate on the convertible debentures. The interest expense was the result of the convertible debentures issued in July of 2013.

The Company recorded net and comprehensive income of $1,978,014 (or $0.02 per share) during the year as compared to a net and comprehensive loss of $1,270,988 (or $0.01 loss per share) during 2012 and $3,230,641 (or $0.03 loss per share) during 2011. The main reason for the income was the change in fair value of derivative liabilities related to the stock options and the convertible debenture. Factoring in the dilutive effect of the derivative liabilities, the adjusted net and comprehensive loss for 2013 was $808,912 (or $0.01 per share).

As of December 31, 2013, there were no contractual obligations that are required to be disclosed.

Summary of Quarterly Results

Results for the eight most recent quarters are set out in the table below:

Results for the quarter ended on:	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013
Item	$	$	$	$
Revenue	Nil	Nil	Nil	Nil
Net income (loss) for the quarter	1,221,564	(637,634)	1,226,780	167,304
Basic net income (loss) per share	0.02	(0.01)	0.01	0.00
Diluted net income (loss) per share	(0.01)	(0.01)	0.01	0.00

Results for the quarter ended on:	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012
Item	$	$	$	$
Revenue	Nil	Nil	Nil	Nil
Net income (loss) for the quarter	803,716	(1,825,831)	183,733	(432,606)
Basic net income (loss) per share	0.01	(0.02)	0.00	(0.00)
Diluted net income (loss) per share	0.01	(0.02)	0.00	(0.00)

The results of operations can vary from quarter to quarter depending upon the nature, timing and cost of activities undertaken during the quarter, whether or not the Company incurs gains or losses on foreign exchange or grants stock options, and the movements in its derivative liability.

Selected Annual Information

Results for the year ended on:	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2011	From Inception
Item	$	$	$	$
General and administrative expenses	(2,534,801)	(466,966)	(880,830)	(6,418,671)
Exploration expenditures	-	(1,567,894)	(2,639,946)	(22,155,531)
Asset impairment loss	-	(193,340)	(938,770)	(33,678,389)
Adjustment of asset retirement
obligation on changes in cash flow estimates	-	(124,363)	-	99,220
Accretion expense	-	-	(33,667)	(105,029)
Change in fair value of derivative liability	5,385,660	1,030,431	1,213,913	(6,426,362)
Gain on settlement of debt	-	-	-	136,627
Sub-total	2,850,859	(1,322,162)	(3,279,300)	(68,548,135)
Interest expense	(888,026)	-	-	(913,098)
Interest income	15,181	51,174	48,659	1,731,453
Net and comprehensive income (loss)	1,978,014	(1,270,988)	(3,230,641)	(67,729,780)
Net earnings (loss) per share	0.02	(0.01)	(0.03)

Reclamation Financial Assurance and Asset Retirement Obligation

The Company has provided reclamation financial assurance to the Bureau of Land Management, the State and Kern County totaling $478,742 (2012 - $339,079; 2011 - $296,180). This deposit earns interest at 0.1% per annum and is not available for working capital purposes. The increase in the deposit was to ensure the amount of the reclamation assurance covers the asset retirement obligation from the previous year.

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and clean-up its property based on its activities to date. As the Company is in the development stage and capitalizing its development costs, $76,312 (2012 - $124,363) was capitalized as the asset portion of the retirement obligation for the year ended December 31, 2013. The total asset retirement obligation as of December 31, 2013 is $552,250 (2012 - $475,938). Prior to 2013, the asset retirement obligation was expensed.

Property Rent Payments

The Company continues to pay property rental payments to landholders and incurred costs of $161,190 in 2013 (2012 - $204,792; 2011 - $245,970) and expects to pay approximately $158,000 in 2014. Beginning in July of 2012, the Company moved from the exploration stage to the development stage and as a result, began capitalizing the costs related to the rental payments which are required in order to move ahead with the Project. As of December 31, 2013, $302,816 paid in property rental payments was capitalized to mineral properties.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Stock Option Plan

The Company’s current stock option plan (the “Plan”) was adopted by the Company in 2013 and approved by shareholders of the Company in 2013. The Plan provides a fixed number of 7,200,000 common shares of the Company that may be issued pursuant to the grant of stock options. The exercise price of stock options granted under the Plan shall be determined by the Company’s board of directors (the “Board”), but shall not be less than the volume-weighted, average trading price of the Company’s shares on the Toronto Stock Exchange (the “TSX”) for the five trading days immediately prior to the date of the grant. The expiry date of a stock option shall be the date so fixed by the Board subject to a maximum term of five years. The Plan provides that stock options will terminate on the earlier of the expiry of the term and (i) 12 months from the date an option holder dies, (ii) 12 months from the date from the date the option holder ceases to act as a director or officer of the Company, or (iii) 12 months from the date the option holder ceases to be employed, or engaged as a consultant, by the Company. All options granted under the 2013 Plan will be subject to such vesting requirements as may be prescribed by the TSX, if applicable, or as may be imposed by the Board.

The Company granted 1,950,000 stock options to directors, officers and consultants of the Company on January 28, 2009. The options are exercisable at a price of $0.21 per share for a period of 5 years from the date of grant. The Company also granted 50,000 stock options to a consultant of the Company on April 19, 2010. The options are exercisable at a price of $1.22 per share for a period of 5 years from the date of grant.

During the quarter ended June 30, 2013, the Company granted 300,000 options to Mr. Laurence Morris, the Company’s new Chief Operating Officer, on June 3, 2013. The options are exercisable at a price of $1.16 for a period of five years from the date of grant and vest over a period of 18 months with 100,000 vesting in 6, 12 and 18 months respectively. The Company also granted 50,000 stock options to a consultant of the Company on June 3, 2013. The options are exercisable at a price of $1.16 for a period of five years from the date of grant and vest immediately.

During the quarter ended September 30, 2013, the Company granted 300,000 options to Ms. Andrée St-Germain, the Company’s new Chief Financial Officer, on September 18, 2013. The options are exercisable at a price of $1.26 for a period of five years from the date of grant and vest over a period of 12 months with 100,000 vesting on the date of grant, 100,000 vesting in 6 and 12 months respectively. The Company also granted 150,000 stock options to the Company’s independent directors on September 4, 2013. The options are exercisable at a price of $1.59 for a period of five years from the date of grant and vest immediately.

A total of 1,380,000 (2012 – 1,800,000; 2011 – 1,800,000) common shares were issuable pursuant to such stock options as at December 31, 2013.

Transactions with Related Parties

Consulting Fees

For the year ended December 31, 2013, the Company paid $192,431(2012 - $138,885; 2011 - $137,748) to Mr. H. L. Klingmann for services as President of the Company of which $47,967 was payable as at December 31, 2013 and of which $32,907 was related to the 2013 year-end bonus; paid $17,622 (2012 - $26,977; 2011 - $27,295) to Mr. Chester Shynkaryk for his consulting services to the Company, paid $21,987 (2012 - $29,930; 2011 - $20,218), to Mr. Ross McDonald for his services as the former CFO of the Company; paid $11,759 (2012 - $Nil; 2011 - $Nil) to a company controlled by one of the directors for consulting services during the year.

During the year ended December 31, 2013, the Company paid a total of $35,484 (2012 - $10,068; 2011 – $10,088) to its five directors, of which $15,772 (2012 - $Nil; 2011 - $Nil) was payable as at December 31, 2013.

The Company amended a consulting services agreement originally entered into in 2004 with Mr. H.L. Klingmann, the President of the Company, in May of 2010. Under the original agreement, upon receipt by the Company of a feasibility study and a production decision made by the Company, a bonus of 150,000 common shares would be issued and upon commencement of commercial production on the Property, a bonus of 150,000 common shares would be issued. Pursuant to the amended agreement, an alternative 300,000 bonus shares would be issuable upon a change of control transaction or upon a sale of all or substantially all of the Company’s assets, having a value at or above C$1.00 per share of the Company, with a further 300,000 bonus shares being issuable in the event the change of control transaction or asset sale occurred at a value at or above C$1.50 per share. As at December 31, 2013, the milestones had not been reached and no commitment to issue the common shares has been recorded in connection with these arrangements.

Convertible Debentures

On July 26, 2013, the Company entered into agreements to issue convertible debentures for aggregate proceeds of C$10,000,000 ($9,710,603). The convertible notes are unsecured and bear interest at 2% per annum, calculated on the outstanding principal balance, payable annually. The principal amounts of the notes are convertible into shares of the Company at a price of C$1.03 per share for a period of two years. If the notes are not converted by the holder prior to the maturity date, then the Company may convert them at the lower of C$1.03 or the market price as at the maturity date. The market price on the maturity date will be determined based on the volume-weighted average price of the shares traded on the Toronto Stock Exchange for the five trading days preceding the maturity date. A total of C$7,500,000 of the offering was subscribed for by an investment vehicle managed by Thomas M. Clay, a Director and insider of the Company. The Company agreed to pay the legal fees incurred by the lenders relating to this instrument which amounted to $10,049.

The conversion feature of the convertible debentures meets the definition of a derivative liability instrument because the conversion feature is denominated in a currency other than the Company’s functional currency and therefore does not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15. As a result, the conversion feature of the notes is required to be recorded as a derivative liability recorded at fair value and marked-to-market each period with the changes in fair value each period being charged or credited to income or loss.

On inception of the debentures, the fair value of the derivative liability related to the conversion feature was $5,741,520 and as of December 31, 2013, was $2,833,987. The derivative liability was calculated using an acceptable option pricing valuation model with the following assumptions:

Risk-free interest rate	1.13% - 1.15%
Expected life of derivative liability	1.57 - 2 years
Expected volatility	73.43% - 89.52%
Dividend rate	0.00%

The changes in the derivative liability related to the conversion feature are as follows:

December 31, 2013
Balance, beginning of the year	$ -
Fair value at inception	5,741,520
Change in fair value of derivative liability including foreign exchange	(2,907,533)
Balance, end of the year	$ 2,833,987

With the conversion feature initially being valued at $5,741,520, the resulting residual value allocated to the host debentures was $3,975,480, being the difference between the face value of the convertible debentures and the fair value of the conversion feature derivative liability.

The change in the convertible debentures is as follows:

December 31, 2013
Balance, beginning of the period	$ -
Discounted convertible debentures	3,975,480
Amortization of discount	811,327
Foreign exchange	(144,187)
Balance, end of the year	$ 4,642,620

In addition to the effective interest rate expense of $811,327, which relates to the amortization of the discounted convertible debenture, the Company incurred an interest expense of $76,699 based on the 2% per annum stated interest rate for a total interest expense of $888,026.

Fair Value of Financial Instruments

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

Level 3

Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity). See Notes 8 and 10 of the financial statements – Convertible Debentures and Derivative Liability- Options and Warrants for derivatives fair valued on a recurring basis.

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2013 and 2012, the Company had embedded derivatives liabilities in connection with the Convertible Debenture and Options and Warrants prior to modification of the exercise price currency.

Refer also to the note on fair value of derivative liability under Results of Operations above.

Private Placement

The Company completed a private placement of Convertible Debentures in July 2013 (refer to Convertible Debentures above). Other than the foregoing, there were no private placements completed during the 2013, 2012 or 2011 fiscal years.

Liquidity and Capital Resources

The Company held $5,030,522 in cash on December 31, 2013.

Cash used in Operating Activities:

Cash used to fund general and administrative expenses such as legal fees, accounting and auditing fees, regulatory fees and corporate salary was $1,761,188. The increase in cash used in operating activities is the result of a significant increase in overall corporate activity. With the Company moving into the development stage, the legal, accounting, auditing and corporate expenses increased.

In July 2012, the Company received notice that it had met all the remaining major conditions of the conditional use permits for development of the Project. As a result, Management made the decision to begin capitalizing all development expenditures directly related to the Project (see Cash used in Investing Activities below for further details on 2013 project expenditures). Prior to July 2012, all Project-related expenditures were written off due to uncertainties around obtaining the necessary permits. In 2012 and 2011 cash was used mainly for the ongoing development of the Project. Major expenditures included consulting engineering fees, costs incurred for ongoing sampling and analysis of groundwater, legal fees and consulting fees incurred to prepare a NI 43-101 Technical Report.

These expenditures are now being treated as investing activities in 2013 as the Company is in the development stage.

Cash from Financing Activities:

The Company issued two convertible debentures for net proceeds of C$10,000,000 ($9,710,603) on July 26, 2013. See Note 8 of the audited consolidated annual financial statements for more details. The proceeds of the convertible debentures will be used exclusively to advance the Project, including construction of infrastructure-related items that is now underway.

During the 2013 fiscal year, options were exercised by former directors, insiders and consultants as follows:

Second Quarter of 2013

  200,000 options for proceeds of $50,674 (C$52,000)
  100,000 options for proceeds of $25,722 (C$26,000)

Third Quarter of 2013

  20,000 options for proceeds of $5,017 (C$5,200)

Fourth Quarter of 2013

  500,000 options for proceeds of $126,373 (C$130,000)
  300,000 options for proceeds of $74,677 (C$78,000)
  100,000 options for proceeds of $24,900 (C$26,000)

During the 2012 fiscal year, there were no financing activities and as a result, there was no cash received or used in financing activities.

Cash was received from financing activities during the year ended December 31, 2011 as follows:

  Proceeds from the exercise of stock options of $972,559 during the year.
  AuRico Gold Inc. exercised 2,500,000 warrants for total proceeds of $4,594,237.

Cash used in Investing Activities:

The Company began capitalizing all development expenditures directly related to the Project in July 2012. Prior to July 2012, all Project-related expenditures were written off due to uncertainties around obtaining the necessary permits.

Cash used in investing activities totalled $7,257,659 during the 2013 fiscal year (2012 - $1,738,415; 2011 - $948,297), of which $4,306,900 was spent on infrastructure items (refer to Construction of Infrastructure above).

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

  Fee land acquisition costs were incurred to increase the Company’s land holdings in and around the Project.

  Construction of infrastructure items continued in the third and fourth quarters of 2013 with a budget referred to as the Phase 1 budget (refer to Construction of Infrastructure above).

The Company purchased fee land for approximately $180,872 (2012 - $708,809; 2011 - $938,770) during the year. Cash used to acquire fee land will vary from year to year as willing sellers are found and acceptable prices can be negotiated during the year. Further purchases of fee land are being considered to provide room for a possible future expansion of heap leach pads and future expansion of the area required for the construction of facilities for the aggregate production component of the Project.

Working Capital:

As at December 31, 2013, the Company had current assets of $5,107,259 (2012 - $4,130,223) and current liabilities of $1,521,954 (2012 - $155,280) resulting in working capital of $3,585,305 (2012 - $3,974,943).

The decrease in working capital is the result of the increased development activities during the year which in turn increased the accounts payables. The increase in the accounts payables was mostly offset with the increased financing activities (refer to Liquidity and Capital Resources above) especially during the six months ended December 31, 2013. Current assets are mainly composed of cash. The slight increase in cash can be explained by the reasons listed above.

The Company started development activities on site in July 2013 with the proceeds from its Convertible Debentures (refer to Convertible Debentures above for further details). The Company subsequently secured a $10,000,000 loan in January 2014 to continue the development work on site (refer to Subsequent Events below for further details).

The Company will use its cash on hand for buying back royalty interests, for detailed engineering of facilities for the Project, for additional land purchases, for ongoing work on site (refer to Construction of Infrastructure above) and for legal, accounting and regulatory fees.

Refer also to Outlook below.

The Company is evaluating various financing options for the Project, including debt, equity and other alternatives. A production decision will be made once the full project financing has been secured.

Outstanding Share Data

At a special meeting of the holders of common shares of the Company held on December 17, 2013, the shareholders approved a special resolution to change the authorized share capital of the Company from 150,000,000 common shares to an unlimited number of common shares, all without par value, and no preferred shares.

On December 23, 2013, the Board of Directors of the Company passed a resolution to convert the exercise prices of granted stock options to U.S. dollars, being the functional currency of the Company for the purposes of financial reporting, in order to avoid recording a derivative liability in the Company’s financial statements.

The number of shares issued and outstanding and the fully diluted share position are set out in the table below:

Item	No. of Shares
Shares issued and outstanding on December 31, 2012	97,998,383
Shares issued for mineral properties	15,000
Shares issued pursuant to the exercise of stock options	1,220,000
Shares issued and outstanding on December 31, 2013	99,233,383	Exercise or Conversion Price	Expiry Date
Director and consultants stock options	1,380,000	US$0.21 & US$1.59	From 01/28/14 to 09/18/18
Shares to be issued as a finder’s fee	100,000	Not Applicable	Not Applicable
Bonus shares to H.L. Klingmann	600,000	Not Applicable	Not Applicable
Fully diluted on Dec 31, 2013	101,313,383
Shares to be issued on conversion of convertible debentures*	9,708,737	Lower of C$1.03 or market price on maturity date*	25/07/15
Shares issued for mineral property interests	15,300
Fully diluted on March 17, 2014	111,037,420

*The principal amounts of the convertible debentures, being an aggregate of C$10,000,000, are convertible into shares of the Company at a price of C$1.03 per share for a period of two years. If the convertible debentures have not been converted by the holder prior to the maturity date, then either the Company or the holder may convert them at the lower of C$1.03 or the market price as at the maturity date. The market price on the maturity date will be determined based on the volume weighted average price of the shares as traded on the TSX for the five trading days preceding the maturity date.

Outlook

The Project is now fully permitted.

Once a production decision is made, the Company will need significant additional financing to develop the Project into an operating mine. The October 2012 feasibility study estimated capital costs, including working capital and assuming purchase of the mining equipment, of $119 million.

The Company estimates that construction can be completed in approximately 15 to 18 months once Project financing has been secured.

The Company is evaluating various financing options for the Project, including debt, equity and other alternatives.

It is not expected that the Company will hedge any of its gold or silver production.

The ability of the Company to develop a mine on the Property is subject to numerous risks, certain of which are disclosed under Item 1A. Risk Factors above. Readers should evaluate the Company’s prospects in light of these and other risk factors.

Mineral Properties

In July 2012, the Company received notice that it had met all remaining major conditions of the conditional use permits for the Company’s Soledad Mountain Project. As a result, Management made the decision to begin capitalizing all development expenditures related to the Project while all other expenses not related to the development of the project continue to be expensed as incurred. Refer also to Note 3 Mineral Properties of the Audited Consolidated Financial Statements for a more detailed discussion.

Subsequent Events

i)

On January 6, 2014, the Company entered into an agreement to secure a $10,000,000 loan (the “Loan”). The Loan is provided by members of the Clay family including $7,500,000 to be provided by an investment vehicle managed by Thomas M. Clay, a Director and insider of the Company. The Loan has a twelve-month term and bears an annual interest rate of 5%, payable on the maturity date. If the Loan is repaid on a date that is less than 183 days before the maturity date, the Company will pay the Lenders an amount of 105% of the principal amount plus interest on the principal amount at the rate of 5% per annum accrued to the date the Loan is repaid. The Company agreed to pay the legal fees incurred by the lenders relating to this instrument.

ii)

On January 31, 2014 the Center for Biological Diversity (the "Center") filed an emergency petition (the "Petition") with the United States Fish and Wildlife Service ("USFWS") asking the USFWS to list the Mojave Shoulderband snail as a threatened or endangered species. Citing a report published more than 80 years ago, the Petition claims that the snail exists in only three places, and that most of the snail habitat occurs on Soledad Mountain, where the Company is developing its fully-permitted mining operation, known locally as the Soledad Mountain Project. The Company is currently working with its environmental and legal advisors to prepare a detailed and complete response to the Petition and expects to submit this response to the USFWS in March 2014.

iii)	In February of 2014, 60,000 stock options were exercised and the Company issued 60,000 common shares at $0.21 per share for proceeds of $12,600.

iv)	The Company issued 15,300 shares in February of 2014 to a claim holder to extend a royalty agreement and eliminate future advance minimum royalties payable to this claim holder.

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

Asset Retirement Obligations

The Company’s provision for reclamation of the property is estimated each year by an independent consulting engineer. This estimate, once approved by state and county authorities, forms the basis for a cash deposit to support the reclamation financial assurance mechanism. The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and clean-up its property based on its activities to date. As a result, the Company has recorded an asset retirement obligation of $552,250.

The Company has provided reclamation financial assurance to the Bureau of Land Management, the State of California and Kern County totaling $478,742.

Derivative Liabilities

If the Company’s convertible debentures have not been converted by the holder prior to the maturity date, then either the Company or the holder may convert them at the lower of C$1.03 or the market price as at the maturity date. The convertible debentures were required to be accounted for as separate derivative liabilities due to this possible variability in conversion price. These liabilities were required to be measured at fair value. These instruments were adjusted to reflect fair value at each period end. Any increase or decrease in the fair value was recorded in results of operations as change in fair value of derivative liabilities. In determining the appropriate fair value, we used the Binomial pricing model.

Recently Issued Accounting Standards

A summary of Recently Issued Accounting Standards is provided under the Significant Accounting Policies header of the Notes to the Consolidated Financial Statements for the year ended December 31, 2013.

Qualified Person and Caution With Respect to Forward-looking Statements

Mr. H.L. Klingmann, P.Eng., the President of the Company, is a qualified person for the purposes of National Instrument 43-101 and has reviewed and approved the technical information contained in this Form 10-K.

This Form 10-K contains certain forward-looking statements, which relate to the intent, belief and current expectations of the Company’s management, as well as assumptions and parameters used in the feasibility study referenced in this report. These forward-looking statements are based upon numerous assumptions that involve risks and uncertainties and other factors that may cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include among other things the receipt and compliance with the terms of required approvals and permits, the costs of and availability of sufficient capital to fund the projects to be undertaken by the Company and commodity prices. In addition, projected mining results, including quantity of ore, grade, production rates, and recovery rates, are subject to numerous risks normally associated with mining activity of the nature described in this report and in the feasibility study, and as a result actual results may differ substantially from projected results. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date the statements were made.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We hold 99% of our cash in bank deposit accounts with a single major financial institution. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash balances during the year ended December 31, 2013, a 1% decrease in interest rates would have reduced the interest income for 2013 to a trivial amount.

Foreign Currency Exchange Risk

Currency exchange fluctuations may impact the costs of our operations. Specifically, the appreciation of the Canadian dollar against the U.S. dollar may result in an increase in our Canadian operating costs in U.S. dollar terms. The Company now holds approximately 93% of funds in a U.S. dollar deposit with a single Canadian financial institution to eliminate currency exchange risks.

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

Refer also to Item 1A Risk Factors above.

Item 8. Financial Statements and Supplementary Data.

The Audited Consolidated Financial Statements of the Company and the notes thereto are attached to this report following the signature page and Certifications.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure controls and procedures.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company’s management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this report. This evaluation included consideration of various processes and procedures to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2013, as a result of the material weakness described below, our disclosure controls and procedures were not effective. Due to this material weakness in preparing our consolidated financial statements for the year ended December 31, 2013, we performed additional procedures to ensure that our consolidated financial statements were fairly presented in all material respects in accordance with U.S. generally accepted accounting principles.

Management’s report on internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, using criteria established in Internal Control-Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Even an effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error and circumvention or overriding of controls and therefore can provide only reasonable assurance with respect to reliable financial reporting. Furthermore, the effectiveness of an internal control system in future periods can change with conditions.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the preparation and audit of our consolidated financial statements for the year ended December 31, 2013, we identified the following material weakness existed as of December 31, 2013:

1.	Lack of segregation of duties in daily cash management and limited approval of capital expenditures and general and administrative spending over one bank account for the first nine months of 2013

Although, this control weakness did not result in an audit adjustment, given it is cash and the bank account had a material cash balance during the nine month period, it was assessed as a material weakness.

Accordingly, the Company’s management has determined this control deficiency constitutes a material weakness and as a result management has concluded that the internal controls over financial reporting are not effective as of December 31, 2013.

Our independent registered public accounting firm, BDO Canada LLP, has issued reports on its assessment of our internal control over financial reporting and our consolidated financial statements that are included in Item 8 of this Annual Report on Form 10-K. The reports contain an explanatory paragraph regarding the Company’s ability to continue as a going concern and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

Remediation of Material Weaknesses. The Company is evaluating remediation plans to address material weaknesses as may be appropriate for the size of operations and staffing of the Company, and that can be implemented in a cost effective manner. In doing so, the Company is currently completing the following steps:

1.	Review roles and responsibilities for management and employees and develop detailed job descriptions for each role within the Company;
2.	Develop a performance review process for all positions within the Company, including management; and
3.	Develop a process for initiating, reviewing and approving property development expenditures.

Changes in Internal Control. There were changes made in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the fiscal year ended December 31, 2013. The Company implemented a procurement authorization process, established limits of authority for expenditures, implemented dual signing authority on all bank accounts and tasked a review process whereby the newly hired CFO reviews all transactions and reconciles them to bank account and budget on a monthly basis to ensure the transaction has been authorized, exist and complete in the preparation of the consolidated financial statements.

Item 9B. Other Information

None.

PART III

Information with respect to Items 10 through 14 is set forth in the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2014 and is incorporated herein by reference. If the definitive Proxy Statement cannot be filed on or before April 30, 2014, the issuer will instead file an amendment to this Form 10-K disclosing the information with respect to Items 10 through 14.

PART IV

Item 15. Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing
3.1	Notice of Articles	Incorporated by reference to Exhibit 3.1 to the Form 8-K of the Company, filed with the SEC on September 2, 2010
3.2	Articles	Incorporated by reference to Exhibit 3.2 to the Form 8-K of the Company, filed with the SEC on September 2, 2010
10.1	Management Agreement dated March 11, 2004 between the Registrant and H. Lutz Klingmann, and amendment dated May 31, 2010.	Incorporated by reference to Exhibit 10.1 to the Form 10-K/A of the Company, filed with the SEC on January 14, 2011
10.2	Mining Lease dated April 22, 1986 between the Registrant, Southwestern Refining Corporation, and Claude and Mary J.Birtle, and amendment dated March 23, 2007.	Incorporated by reference to Exhibit 10.2 to the Form 10-K/A of the Company, filed with the SEC on January 14, 2011
10.3	Mining Lease dated April 26, 2001 between the Subsidiary and Virginia Knight.	Incorporated by reference to Exhibit 10.3 to the Form 10-K/A of the Company, filed with the SEC on January 14, 2011
10.4	2013 Stock option plan of the registrant.	Incorporated by reference from the Registrant’s current report on Form 8-K filed with the SEC on September 24, 2013
21.1	Subsidiaries of the Registrant.	Incorporated by reference to Exhibit 24.0 to the Form 10-SB
23.1	Consent of BDO Canada LLP	Filed herewith
23.2	Consent of AMEC E&C Services Inc.	Filed herewith
23.3	Consent of Norwest Corporation	Filed herewith
31.1	Rule 13a-14(a)/15(d)-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15(d)-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN QUEEN MINING CO. LTD.

By:	/s/ H. Lutz Klingmann
H. Lutz Klingmann
President and Principal Executive Officer

Date:      March 17, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. Lutz Klingmann	President, Principal Executive Officer, and Director	March 17, 2014
H. Lutz Klingmann

/s/ Thomas Clay	Chairman	March 17, 2014
Thomas Clay

/s/ Bryan A. Coates	Director	March 17, 2014
Bryan A. Coates

/s/ Guy Le Bel	Director	March 17, 2014
Guy Le Bel

/s/ Bernard Guarnera	Director	March 17, 2014
Bernard Guarnera

/s/ Andree St-Germain	Principal Financial Officer	March 17, 2014
Andree St-Germain

Golden Queen Mining Co. Ltd.
(a development stage company)

Consolidated Financial Statements

December 31, 2013

(US Dollars)

Tel: 604 688 5421	BDO Canada LLP
Fax: 604 688 5132	600 Cathedral Place
www.bdo.ca	925 West Georgia Street
Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Golden Queen Mining Co. Ltd.
(A development stage company)

We have audited Golden Queen Mining Co. Ltd.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Golden Queen Mining Co. Ltd’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. A material weakness in internal control over financial reporting related to a lack of segregation of duties in daily cash management and limited approval of capital expenditures and general and administrative spending over one bank account has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated March 14, 2014 on those consolidated financial statements.

In our opinion, Golden Queen Mining Co. Ltd. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria. We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network ofindependent member firms.

1

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Golden Queen Mining Co. Ltd. as of December 31, 2013 and 2012 and the related consolidated statements of comprehensive income (loss), shareholders’ equity (capital deficit), and cash flows for each of the three years in the period ended December 31, 2013. We have also audited the consolidated statements of comprehensive income (loss), shareholders’ equity (capital deficit), and cash flows for the period from inception (November 21, 1985) through December 31, 2013. Our report dated March 14, 2014, expressed an unqualified opinion with an explanatory paragraph disclosing substantial doubt about the Company's ability to continue as a going concern.

(signed) BDO CANADA LLP

Chartered Accountants

Vancouver, Canada
March 14, 2014

Tel: 604 688 5421	BDO Canada LLP
Fax: 604 688 5132	600 Cathedral Place
www.bdo.ca	925 West Georgia Street
Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Golden Queen Mining Co. Ltd.
(A development stage company)

We have audited the accompanying consolidated balance sheets of Golden Queen Mining Co. Ltd. as of December 31, 2013 and 2012 and the related consolidated statements of comprehensive income (loss), shareholders’ equity (capital deficit), and cash flows for each of the three years in the period ended December 31, 2013. We have also audited the consolidated statements of comprehensive income (loss), shareholders’ equity (capital deficit), and cash flows for the period from inception (November 21, 1985) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Queen Mining Co. Ltd. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 and for the period from inception (November 1, 1985) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had no revenues from operations and had a deficit accumulated as of December 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Golden Queen Mining Co. Ltd.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2014 expressed an adverse opinion on the Company’s internal control over financial reporting.

(signed) BDO CANADA LLP

Chartered Accountants

Vancouver, Canada
March 14, 2014

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network ofindependent member firms.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Consolidated Balance Sheets
(US dollars)

	December 31,	December 31,
	2013	2012
Assets

Current assets:
Cash	$5,030,522	$4,031,403
Receivables	13,786	16,972
Prepaid expenses and other current assets	62,951	81,848

Total current assets	5,107,259	4,130,223

Property and equipment, net (Note 2)	286,256	298,466
Mineral property interests (Note 3)	9,919,486	1,799,301
Reclamation financial assurance (Note 6)	478,742	339,079

Total Assets	$15,791,743	$6,567,069

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities (Note 8)	$1,438,904	$148,929
Interest payable (Note 8)	76,699	-
Property rent payments (Note 7)	6,351	6,351

Total current liabilities	1,521,954	155,280

Asset retirement obligations (Note 6)	552,250	475,938
Derivative liability – Convertible debenture (Note 8)	2,833,987	-
Convertible debenture (Note 8)	4,642,620	-
Derivative liability – Stock options (Note 10)	-	3,522,071

Total liabilities	9,550,811	4,153,289

Shareholders’ Equity
Preferred shares, no par value, 3,000,000 shares authorized; no shares outstanding Common shares, no par value, unlimited shares authorized (2012-150,000,000); 99,233,383 (2012 – 97,998,383) shares issued and outstanding (Note 5)	62,289,402	61,959,471
Additional paid-in capital	9,927,142	8,407,935
Deficit accumulated	(65,975,612)	(67,953,626)

Total shareholders’ equity	6,240,932	2,413,780

Total Liabilities and Shareholders’ Equity	$15,791,743	$6,567,069

Basis of Presentation and Ability to Continue as a Going Concern (Note 1)
Commitments and Contingencies (Notes 3 and 7)
Subsequent events (Note 14)

Approved by the Directors:

“H. Lutz Klingmann”	“Thomas M. Clay”
H. Lutz Klingmann, Director	Thomas Clay, Director

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Consolidated Statements of Comprehensive Income (Loss)
(US dollars)

				Cumulative
				from Date of
				Inception
				(November 21,
	Year Ended	Year Ended	Year Ended	1985) through
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2011	2013

General and administrative expenses (Note 8)	$(2,532,279)	$(466,996)	$(880,830)	$(8,950,950)
Exploration expenditures	-	(1,567,894)	(2,639,946)	(22,155,531)
Asset impairment loss	(2,522)	(193,340)	(938,770)	(33,680,911)
Adjustment to asset retirement obligation from changes in cash flow estimates (Note 6)	-	(124,363)	-	99,220
Accretion expense (Note 6)	-	-	(33,667)	(105,029)
Change in fair value of derivative liability including change in foreign exchange (Notes 8 and 10)	5,385,660	1,030,431	1,213,913	(1,040,702)
Gain on settlement of debt	-	-	-	136,627

	2,850,859	(1,322,162)	(3,279,300)	(65,697,276)

Interest expense (Note 8)	(888,026)	-	-	(1,801,124)
Interest income	15,181	51,174	48,659	1,746,634

Net and comprehensive income (loss)	$1,978,014	$(1,270,988)	$(3,230,641)	$(65,751,766)

Income (loss) per share - basic (Note 13)	$0.02	$(0.01)	$(0.03)
Income (loss) per share - diluted (Note 13)	(0.01)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding - basic	98,390,561	97,981,197	95,343,041
Weighted average number of common shares outstanding - diluted	102,737,593	97,981,197	95,343,041

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Consolidated Statements of Shareholders’ Equity (Capital Deficit)
(US dollars)

					Total
From the Date of Inception					Shareholders’
(November 21, 1985)	Common		Additional	Deficit	Equity
through December 31, 2013	Shares	Amount	Paid-in Capital	Accumulated	(Capital Deficit)

Balance, November 21, 1985	-	$-	$-	$-	$-

Issuance of common shares for cash	1,425,001	141,313	-	-	141,313
Net loss for the period	-	-	-	(15,032)	(15,032)

Balance, May 31, 1986	1,425,001	141,313	-	(15,032)	126,281

Issuance of common shares for cash	550,000	256,971	-	-	256,971
Issuance of common shares for mineral property	25,000	13,742	-	-	13,742
Net loss for the year	-	-	-	(58,907)	(58,907)

Balance, May 31, 1987	2,000,001	412,026	-	(73,939)	338,087

Issuance of common shares for cash	1,858,748	1,753,413	-	-	1,753,413
Net income for the year	-	-	-	38,739	38,739

Balance, May 31, 1988	3,858,749	2,165,439		(35,200)	2,130,239

Issuance of common shares for cash	1,328,750	1,814,133	-	-	1,814,133
Issuance of common shares for mineral property	100,000	227,819	-	-	227,819
Net loss for the year	-	-	-	(202,160)	(202,160)

Balance, May 31, 1989	5,287,499	4,207,391	-	(237,360)	3,970,031

Issuance of common shares for cash	1,769,767	2,771,815	-	-	2,771,815
Issuance of common shares for mineral property	8,875	14,855	-	-	14,855
Net loss for the year	-	-	-	(115,966)	(115,966)

Balance, May 31, 1990	7,066,141	6,994,061	-	(353,326)	6,640,735

Net income for the year	-	-	-	28,706	28,706

Balance, May 31, 1991	7,066,141	6,994,061	-	(324,620)	6,669,441

Net loss for the year	-	-	-	(157,931)	(157,931)

Balance, May 31, 1992	7,066,141	6,994,061	-	(482,551)	6,511,510
Net loss for the year	-	-	-	(285,391)	(285,391)

Balance, May 31, 1993	7,066,141	6,994,061	-	(767,942)	6,226,119

Issuance of common shares for cash	5,834,491	1,536,260	-	-	1,536,260
Share issuance costs	-	-	-	(18,160)	(18,160)
Issuance of common shares for mineral property	128,493	23,795	-	-	23,795
Net loss for the year	-	-	-	(158,193)	(158,193)

Balance, May 31, 1994	13,029,125	8,554,116	-	(944,295)	7,609,821

Issuance of common shares for cash	648,900	182,866	-	-	182,866
Net loss for the year	-	-	-	(219,576)	(219,576)

Balance, May 31, 1995	13,678,025	8,736,982	-	(1,163,871)	7,573,111

Issuance of common shares for cash	2,349,160	2,023,268	-	-	2,023,268
Issuance of common shares for debt	506,215	662,282	-	-	662,282
Issuance of 5,500,000 special warrants	-	9,453,437	-	-	9,453,437
Special warrants issuance costs	-	-	-	(100,726)	(100,726)
Net loss for the year	-	-	-	(426,380)	(426,380)

Balance, May 31, 1996	16,533,400	20,875,969	-	(1,690,977)	19,184,992

Issuance of common shares for cash	18,000	10,060	-	-	10,060
Issuance of common shares for special warrants	5,500,000	-	-	-	-
Special warrants issuance costs	-	-	-	(123,806)	(123,806)
Net loss for the period	-	-	-	(348,948)	(348,948)

Balance, December 31, 1996	22,051,400	$20,886,029	$-	$(2,163,731)	$18,722,298

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Consolidated Statements of Shareholders’ Equity (Capital Deficit)
(US dollars)

						Total
From the Date of Inception						Shareholders’
(November 21, 1985)	Common		Stock	Additional Paid-	Deficit	Equity
through December 31, 2013	Shares	Amount	Subscription	in Capital	Accumulated	(Capital Deficit)

Balance, carried forward from previous page	22,051,400	$20,886,029	$-	$-	$(2,163,731)	$18,722,298

Issuance of common shares for cash	157,000	157,050	-	-	-	157,050
Issuance of 3,500,000 special warrants	-	5,287,315	-	-	-	5,287,315
Issuance of common shares for special warrants	3,500,000	-	-	-	-	-
Options to non-employee directors	-	-	-	70,200	-	70,200
Special warrants issuance costs	-	-	-	-	(163,313)	(163,313)
Net loss for the year	-	-	-	-	(1,047,869)	(1,047,869)

Balance, December 31, 1997	25,708,400	26,330,394	-	70,200	(3,374,913)	23,025,681

Issuance of common shares upon exercise of warrants	1,834,300	857,283	-	-	-	857,283
Issuance of common shares through conversion of debt	2,017,941	1,000,000	-	-	-	1,000,000
Share issuance costs	-	-	-	-	(6,060)	(6,060)
Issuance of common shares for cash	5,236,000	2,439,753	-	-	-	2,439,753
Options and re-priced options to non- employee directors	-	-	-	107,444	-	107,444
Net loss for the year	-	-	-	-	(971,595)	(971,595)

Balance, December 31, 1998	34,796,641	30,627,430	-	177,644	(4,352,568)	26,452,506

Issuance of 13,250,000 special warrants	-	3,350,915	-	-	-	3,350,915
Special warrants issuance costs	-	-	-	-	(166,620)	(166,620)
Issuance of common shares for special warrants	13,250,000	-	-	-	-	-
Net loss for the year	-	-	-	-	(564,657)	(564,657)

Balance, December 31, 1999	48,046,641	33,978,345	-	177,644	(5,083,845)	29,072,144

Cumulative effect of change in accounting for stock options	-	-	-	(177,644)	-	(177,644)
Stock subscription	-	-	200,000	-	-	200,000
Net loss for the year	-	-	-	-	(28,708,276)	(28,708,276)

Balance, December 31, 2000	48,046,641	33,978,345	200,000	-	(33,792,121)	386,224

Issuance of common shares through conversion of debt	406,250	65,000	-	-	-	65,000
Issuance of common shares for conversion of stock subscription	1,538,462	200,000	(200,000)	-	-	-
Share issuance costs	-	-	-	-	(3,337)	(3,337)
Net loss for the year	-	-	-	-	(262,059)	(262,059)

Balance, December 31, 2001	49,991,353	34,243,345	-	-	(34,057,517)	185,828

Issuance of common shares through exercise of options	290,000	37,234	-	-	-	37,234
Issuance of common shares through exercise of warrants	1,520,836	243,334	-	-	-	243,334
Stock option compensation	-	-	-	21,456	-	21,456
Share issuance costs	-	-	-	-	(4,216)	(4,216)
Net loss for the year	-	-	-	-	(347,603)	(347,603)

Balance, December 31, 2002	51,802,189	34,523,913	-	21,456	(34,409,336)	136,033

Issuance of common shares through exercise of options	100,000	24,379	-	-	-	24,379
Equity component of convertible notes	-	-	-	375,000	-	375,000
Stock option compensation	-	-	-	127,326	-	127,326
Net loss for the year	-	-	-	-	(744,516)	(744,516)

Balance, December 31, 2003	51,902,189	$34,548,292	$-	$523,782	$(35,153,852)	$(81,778)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Consolidated Statements of Shareholders’ Equity (Capital Deficit)
(US dollars)

From the Date of Inception					Total Shareholders’
(November 21, 1985)	Common		Additional Paid-	Deficit	Equity
through December 31, 2013	Shares	Amount	in Capital	Accumulated	(Capital Deficit)

Balance, carried forward from previous page	51,902,189	$34,548,292	$523,782	$(35,153,852)	$(81,778)

Issuance of common shares for cash	8,000,000	3,036,282	-	-	3,036,282
Issuance of common shares for convertible notes	978,260	225,000	-	-	225,000
Issuance of common shares through exercise of options	200,000	55,861	-	-	55,861
Share issuance costs	-	-	-	(38,975)	(38,975)
Net loss for the year	-	-	-	(1,772,250)	(1,772,250)

Balance, December 31, 2004	61,080,449	37,865,435	523,782	(36,965,077)	1,424,140

Issuance of common shares through exercise of options	110,000	21,049	-	-	21,049
Stock option compensation	-	-	48,592	-	48,592
Net loss for the year	-	-	-	(1,476,324)	(1,476,324)

Balance, December 31, 2005	61,190,449	37,886,484	572,374	(38,441,401)	17,457

Issuance of common shares through private placement	7,200,000	1,614,716	1,520,899	-	3,135,615
Issuance of common shares through exercise of options	100,000	30,853	-	-	30,853
Issuance of common shares through exercise of warrants	8,978,260	4,659,173	-	-	4,659,173
Issuance of common shares for convertible notes	652,174	150,000	39,917	-	189,917
Stock option compensation	-	-	814,810	-	814,810
Modification of warrants	-	-	889,117	-	889,117
Share issuance costs	-	-	-	(62,888)	(62,888)
Net loss for the year	-	-	-	(4,910,036)	(4,910,036)

Balance, December 31, 2006	78,120,883	44,341,226	3,837,117	(43,414,325)	4,764,018

Issuance of common shares for exercise of options	290,000	127,652	-	-	127,652
Issuance of common shares for property	30,000	24,600	-	-	24,600
Net loss for the year	-	-	-	(2,006,482)	(2,006,482)

Balance, December 31, 2007	78,440,883	44,493,478	3,837,117	(45,420,807)	2,909,788

Issuance of common shares through exercise of warrants	7,200,000	4,184,425	-	-	4,184,425
Net loss for the year	-	-	-	(3,996,777)	(3,996,777)

Balance, December 31, 2008	85,640,883	48,677,903	3,837,117	(49,417,584)	3,097,436

Cumulative effect of change in accounting principle	-	-	(863,402)	464,255	(399,147)
Issuance of common shares through private placement	2,337,500	1,396,646	-	-	1,396,646
Issuance of common shares through exercise of options	400,000	131,085	-	-	131,085
Reclassification of derivative liability on the exercise of stock options	-	-	156,834	-	156,834
Net loss for the year	-	-	-	(4,514,742)	(4,514,742)

Balance, December 31, 2009	88,378,383	50,205,634	3,130,549	(53,468,071)	(131,888)

Issuance of common shares through exercise of options (Note 5)	850,000	272,156	-	-	272,156
Reclassification of derivative liability on the exercise of stock options (Note 10)	-	-	654,033	-	654,033
Issuance of common shares through private placement (Note 5)	5,000,000	5,907,798	-	-	5,907,798
Share issuance costs (Note 5)	-	(45,765)	-	-	(45,765)
Net loss for the year	-	-	-	(9,983,926)	(9,983,926)

Balance, December 31, 2010	94,228,383	$56,339,823	$3,784,582	$(63,451,997)	$(3,327,592)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Consolidated Statements of Shareholders’ Equity (Capital Deficit)
(US dollars)

From the Date of Inception					Total Shareholders’
(November 21, 1985)	Common		Additional Paid-	Deficit	Equity
through December 31, 2013	Shares	Amount	in Capital	Accumulated	(Capital Deficit)

Balance carried forward from previous page	94,228,383	$56,339,823	$3,784,582	$(63,451,997)	$(3,327,592)

Issuance of common shares through exercise of options	1,250,000	972,559	-	-	972,559
Issuance of common shares through exercise of warrants	2,500,000	4,594,237	-	-	4,594,237
Reclassification of derivative liability on exercise of warrants	-	-	1,629,668	-	1,629,668
Reclassification of derivative liability on the exercise of stock options	-	-	2,993,685	-	2,993,685
Net loss for the year	-	-	-	(3,230,641)	(3,230,641)

Balance, December 31, 2011	97,978,383	61,906,619	8,407,935	(66,682,638)	3,631,916

Issuance of common shares for mineral property interests	20,000	52,852	-	-	52,852

Net loss for the year	-	-	-	(1,270,988)	(1,270,988)

Balance, December 31, 2012	97,998,383	$61,959,471	$8,407,935	$(67,953,626)	$2,413,780

Issuance of common shares for mineral property interests	15,000	22,568	-	-	22,568

Stock options exercised	1,220,000	307,363	-	-	307,363

Stock-based compensation	-	-	271,137	-	271,137

Reclassification of derivative liability on the exercise of stock options	-	-	910,054	-	910,054
Reclassification of derivative liability upon
conversion of exercise price of stock options from Canadian dollars to US dollars	-	-	338,016	-	338,016

Net income for the year	-	-	-	1,978,014	1,978,014

Balance, December 31, 2013	99,233,383	$62,289,402	$9,927,142	$(65,975,612)	$6,240,932

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Consolidated Statements of Cash Flows
(US dollars)

				Cumulative
				from Date of
				Inception
				(November 21,
	Year Ended	Year Ended	Year Ended	1985) through
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2011	2013

Operating activities:
Net income (loss) for year	$1,978,014	$(1,270,988)	$(3,230,641)	$(65,751,766)
Adjustments to reconcile net income (loss) to cash used in operating activities: Asset impairment loss	2,522	193,340	938,770	33,680,911
Amortization and depreciation	9,688	9,984	9,876	499,468
Amortization of debt discount and interest accrual	888,026	-	-	1,263,026
Adjustment to asset retirement obligation based on changes in cash flow estimates	-	124,363	-	(99,220)
Accretion expense	-	-	33,667	105,029
Change in fair value of derivative liability including change in foreign exchange	(5,385,660)	(1,030,431)	(1,213,913)	1,040,702
Gain on disposition of property and equipment	-	-	-	(10,032)
Stock option compensation	475,263	-	-	1,891,711
Financing charges related to modification of warrants	-	-	-	889,117
Mineral property expenditures	-	-	-	(22,395,449)
Unrealized foreign exchange	(137,790)			(137,790)
Changes in assets and liabilities:
Receivables	3,186	4,544	21,280	(13,786)
Prepaid expenses and other current assets	18,897	62,617	(104,362)	(149,861)
Accounts payable and accrued liabilities	386,666	(238,494)	(115,001)	455,602
Property rent payments payable	-	(7,372)	(3,385)	6,351

Cash used in operating activities	(1,761,188)	(2,152,437)	(3,663,709)	(48,725,987)

Investment activities:
Additions to mineral property interests	(7,117,996)	(1,695,516)	(938,770)	(17,689,074)
Deposits on mineral properties	-	-	-	(1,017,551)
Purchase of financial assurance	(139,663)	(42,899)	(9,527)	(478,742)
Purchase of property and equipment	-	-	-	(1,434,367)
Proceeds from sale of property and equipment	-	-	-	47,153

Cash used in investing activities	(7,257,659)	(1,738,415)	(948,297)	(20,572,581)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Consolidated Statements of Cash Flows (Continued)
(US dollars)

				Cumulative
				from Date of
				Inception
				(November 21,
	Year Ended	Year Ended	Year Ended	1985) through
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2011	2013

Financing activities:
Borrowing under long-term debt	$-	$-	$-	$3,918,187
Payment of long-term debt	-	-	-	(2,105,905)
Proceeds from convertible debt	9,710,603	-	-	10,150,603
Issuance of common shares for cash	-	-	-	28,871,618
Share issuance costs	-	-	-	(733,866)
Issuance of special warrants	-	-	-	18,091,667
Issuance of common shares upon exercise of stock options	307,363	-	972,559	1,841,668
Issuance of common shares upon exercise of warrants	-	-	4,594,237	14,295,118

Cash provided by financing activities	10,017,966	-	5,566,796	74,329,090

Net change in cash	999,119	(3,890,852)	954,790	5,030,522

Cash, beginning balance	4,031,403	7,922,255	6,967,465	-

Cash, ending balance	$5,030,522	$4,031,403	$7,922,255	$5,030,522

Supplementary Disclosures of Cash Flow Information (Note 9)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
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

Property and Equipment Property and equipment are stated at the lower of cost or net realizable value less accumulated depreciation. Depreciation is provided by the straight-line method over the estimated service lives of the respective assets, which range from 3 to 30 years, as follows:

Buildings	30 years
Furniture and Fixtures	5 years
Automobiles	3 to 5 years
Rental Properties	30 years
Land	Not depreciated

The Company has instituted a policy that all property and equipment acquired for an amount over $3,000 will be capitalized and all property and equipment purchased for under this threshold will be expensed as incurred.

Mineral Properties Costs related to the development of our mineral reserves are capitalized when it has been determined an ore body can be economically developed. The development stage begins when an ore body is determined to be economically minable based on proven and probable reserves and appropriate permits are in place, and ends when the production stage begins. Major mine development expenditures are capitalized, including primary development costs such as costs of building access roads, heap leach pads, and infrastructure development.

Costs for exploration, pre-production development, if and when applicable, and maintenance and repairs on capitalized property, plant and equipment are charged to operations as incurred. Exploration costs include those relating to activities carried out in search of previously unidentified mineral deposits. Pre-production development activities involve costs incurred in the exploration stage that may ultimately benefit production that are expensed due to the lack of evidence of economic development, which is necessary to demonstrate future recoverability of these expenses. Secondary development costs are incurred for preparation of an ore body for production in a specific ore block, stope or work area, providing a relatively short-lived benefit only to the mine area they relate to, and not to the ore body as a whole.

Drilling and related costs are either classified as exploration or secondary development, as defined above, and charged to operations as incurred, or capitalized, based on the following criteria:

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(US dollars)

  Whether or not the costs are incurred to further define mineralization at and adjacent to existing reserve areas or intended to assist with mine planning within a reserve area;
  Whether or not the drilling costs relate to an ore body that has been determined to be commercially mineable, and a decision has been made to put the ore body into commercial production; and
  Whether or not at the time that the cost is incurred, the expenditure: (a) embodies a probable future benefit that involves a capacity, singly or in combination, with other assets to contribute directly or indirectly to future net cash inflows, (b) we can obtain the benefit and control others’ access to it, and (c) the transaction or event giving rise to our right to or control of the benefit has already occurred.

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

Once production has commenced, capitalized costs will be depleted using the units-of-production method over the estimated life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to the Consolidated Statements of Comprehensive Income (Loss) in that period.

We assess the carrying cost of our mineral properties for impairment whenever information or circumstances indicate the potential for impairment. Such evaluations compare estimated future net cash flows with our carrying costs and future obligations on an undiscounted basis. If it is determined that the future undiscounted cash flows are less than the carrying value of the property, a write down to the estimated fair value is charged to the Consolidated Statement of Comprehensive Income (Loss) for the period. Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses if the carrying value can be recovered.

Proceeds received under option agreements and/or earn-in agreements are recorded as a cost recovery against the carrying value of the underlying project until the carrying value is reduced to zero. Any proceeds received in excess of the carrying value of the project are recorded as a realized gain in the Consolidated Statement of Comprehensive Income (Loss).

Valuation of Long-lived Assets Accounting standards require recognition of impairment of long-lived assets in the event the carrying value of such assets may not be recoverable. It requires that those long-lived assets to be disposed of by sale are to be measured at the lower of carrying amount or fair value less cost of sale whether or not reported in continuing operations or in discontinued operations. In accordance with the provisions of the accounting standard 360-10-35, the Company reviews the carrying value of its mineral properties on a regular basis. Estimated undiscounted future cash flow from the mineral properties is compared with the current carrying value in order to determine if impairment exists. Reductions to the carrying value, if necessary, are recorded to the extent the net book value of the property exceeds the estimate of future discounted cash flow or liquidation value.

Foreign Currency Translation The Company’s functional and reporting currency, the US dollar, is the primary economic currency. Assets and liabilities in foreign currencies are generally translated into US dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at exchange rates on the date of the transaction. Where amounts denominated in a foreign currency are converted into US dollars by remittance or repayment, the realized exchange differences are included in other income. The exchange rates prevailing at December 31, 2013, 2012 and 2011 were $1.06, $0.99 and $1.02 stated in Canadian dollars per one US dollar, respectively. The average rates of exchange during the years ended December 31, 2013, 2012 and 2011 were $1.06, $1.00 and $0.99 stated in Canadian dollars per one US dollar, respectively.

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

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(US dollars)

Reclamation Costs (Asset Retirement Obligations) The Company accrues the estimated costs associated with reclamation obligations in the period in which the liability is incurred or becomes determinable. Until such time that a project life is established, the Company records the corresponding cost as an expense. The costs of future expenditures for reclamation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule.

Future reclamation expenditures are difficult to estimate due to the early-stage nature of the Project, the uncertainties associated with defining the nature and extent of environmental disturbance, the application of laws and regulations by regulatory authorities and changes in reclamation requirements. The Company periodically reviews the provision for such reclamation costs as evidence indicating that the liabilities have potentially changed. Changes in estimates are reflected in the Consolidated Statement of Comprehensive Income (Loss) in the period an estimate is revised.

The Company is in the development stage and is unable to determine the estimated timing of expenditures relating to reclamation accruals. It is reasonably possible that the ultimate cost of reclamation and remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known.

Estimates The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made by Management in several areas including the recoverability of mineral properties, reclamation reserves and valuation of stock options, convertible debenture and derivative liabilities. Actual results could differ from those estimates.

Fair Value of Financial Instruments The carrying amounts reported in the balance sheets for cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair values because of the immediate or short-term maturity of these financial instruments. The carrying amount of the convertible debt instrument is being recorded at amortized cost using the effective interest rate method. As at December 31, 2013, the estimated fair value of the convertible debt using a discounted cash flow analysis based on an interest rate for a similar type of instrument was $9,549,361. The fair value of the reclamation financial assurance approximates the carrying value because the stated interest rates reflect recent market conditions or because the rates are variable in nature. The value of the embedded derivative is being recorded at its fair value using an acceptable valuation model at each reporting period.

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

Stock Option Plan The Company’s current stock option plan (the “Plan”) was adopted by the Company in 2013 and approved by shareholders of the Company in 2013. The Plan provides a fixed number of 7,200,000 common shares of the Company that may be issued pursuant to the grant of stock options. The exercise price of stock options granted under the Plan shall be determined by the Company’s Board of Directors (the “Board”), but shall not be less than the volume-weighted, average trading price of the Company’s shares on the TSX for the five trading days immediately prior to the date of the grant. The expiry date of a stock option shall be the date so fixed by the Board subject to a maximum term of five years. The Plan provides that stock options will terminate on the earlier of the expiry of the term and (i) 12 months from the date an option holder dies, (ii) 12 months from the date the option holder ceases to act as a director or officer of the Company, or (iii) 12 months from the date the option holder ceases to be employed, or engaged as a consultant, by the Company. All options granted under the 2013 Plan will be subject to such vesting requirements as may be prescribed by the TSX, if applicable, or as may be imposed by the Board. A total of 1,380,000 (2012 – 1,800,000; 2011 – 1,800,000) common shares were issuable pursuant to such stock options as at December 31, 2013.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(US dollars)

Stock-based Compensation Compensation costs are charged to the Consolidated Statements of Comprehensive Income (Loss). Compensation costs for employees are amortized over the period from the grant date to the date the options vest. Compensation expense for non-employees is recognized immediately for past services and pro-rata for future services over the service provision period.

We account for stock-based compensation awards granted to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, or ASC 505-50. Under ASC 505-50, we determine the fair value of the stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

The Company uses the Black-Scholes option valuation model to calculate the fair value of stock options at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate.

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

Derivative financial instruments are measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For warrant-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to estimate fair value of the derivative instruments. For more complex derivative financial instruments, the Company uses acceptable pricing models to estimate fair value of the derivative instrument. .

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendment provides specific guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this Update are effective for annual and interim periods within those fiscal years beginning after December 15, 2013. The Company is in the process of assessing the impact of this update on its consolidated financial statements.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(US dollars)

1. Basis of Presentation and Ability to Continue as a Going Concern

The Company has had no revenues from operations since inception and as at December 31, 2013 had a deficit of $65,975,612 (2012 - $67,953,626; 2011 - $66,682,638) accumulated during the exploration and development stage. Management plans to control current costs and anticipates the additional $10 million loan subsequent to year end (Note 14 – Subsequent Events), will help fund the Company’s development and administrative activities over the next several months. The Company will require additional funding to continue the project development through the 2014 fiscal year.

The Company is evaluating various financing options for further developing its core mineral asset, the Soledad Mountain Project (the “Project”), including debt, equity and other alternatives. A production decision will be made once the full project financing has been secured.

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

2. Property and Equipment

Property and equipment consists of:

	2013	2012

Buildings	$-	$26,360

Land	109,600	109,600

Rental properties	324,568	324,566

Property and equipment, cost	434,166	460,526

Less accumulated depreciation	(147,910)	(162,060)

Property and equipment, net	$286,256	$298,466

During the year, the Company demolished the old buildings the Company had as part of the development of the mine site. The buildings had a net book value of $2,522 at the time of the demolition. During the year, the Company decided to separate out the land from the rental properties and buildings which resulted in a 2012 reclassification of cost of $84,370 from buildings and $25,230 from rental properties to land of $109,600. In addition, the Company removed all old, fully depreciated assets from its books. The assets removed were furniture and fixtures with a cost and accumulated amortization of $56,090 (2012- $56,090), and a vehicle with a cost and accumulated amortization of $21,401 (2012- $21,401). The assets had been fully depreciated for many years.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(US dollars)

3. Mineral Properties

In July 2012, the Company received notice that it had met all the remaining major conditions of the conditional use permits for development of the Project. As a result, management made the decision to begin capitalizing all development expenditures directly related to the Project. Prior to July 2012, all acquisition costs were written off due to uncertainties around obtaining the necessary permits. Development expenditures for the years ended December 31, 2012 and 2013 are as follows:

Balance, December 31, 2010 and 2011	$-
Acquisition costs:
Mineral properties	515,469
Deferred costs:
Property rent payments	141,626
Site development costs	1,017,843
1,674,938
Asset retirement obligation (Note 6)	124,363
Balance, December 31, 2012	$1,799,301

Balance, December 31, 2012	$1,799,301
Acquisition costs:
Mineral properties	1,392,081
Deferred costs:
Property rent payments	161,190
Road construction	962,828
Site infrastructure development	1,604,929
Site development costs	2,673,869
Workshop and warehouse	700,390
Leach pad construction	548,586
8,043,873
Asset retirement obligation (Note 6)	76,312
Balance, December 31, 2013	$9,919,486

For the year ended December 31, 2013, included in site infrastructure development is capital properties and equipment with a total cost of $226,721 that was acquired during the year. During the year, amortization of $6,885 relating to these assets was capitalized within site infrastructure development.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(US dollars)

4. Income Taxes

The tax effects of the temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows:

	2013	2012

Net operating and capital losses	$8,180,000	9,001,000
Property and equipment	117,000	121,000
Mineral properties and deferred exploration costs	2,703,000	3,315,000
Asset retirement obligations	188,000	162,000
Foreign exchange (gain) loss	(109,000)	(48,000)
Un-deducted financing costs	5,000	5,000
Valuation allowance	(11,084,000)	(12,556,000)
Deferred tax assets (liabilities)	$-	-

The provision for income taxes differs from the amount established using the statutory income tax rate as follows:

	2013	2012	2011
Income tax provision (benefit) at Canadian statutory rate	$509,000	$(318,000)	$(856,000)
Foreign income taxes at other than Canadian statutory rate	(125,000)	(175,000)	(278,000)
Change in fair value of derivative liability	(1,271,000)	(278,000)	(329,000)
Non-deductible accretion and other	204,000	(15,000)	(16,000)
Non-deductible stock-based compensation	119,000	-	-
Non-taxable portion of foreign exchange gain	(17,000)	(61,000)	61,000
Expiry of losses carried forward	2,045,000	-	1,372,000
Effect of reduction in statutory rate	(64,000)	-	12,000
Adjustment due to change in estimates	72,000	(81,000)	78,000
Increase (decrease) in valuation allowance	(1,472,000)	928,000	(44,000)
Deferred tax recovery	$-	$-	$-

The Company’s deferred tax assets include approximately $5,000 (2012 - $5,000; 2011 - $8,000) related to deductions for share issue costs in excess of amounts deducted for financial reporting purposes. If and when the valuation allowance related to these amounts is reversed, the Company will recognize this benefit as an adjustment to share capital as opposed to income tax expense in the consolidated statements of loss.

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax assets has been established at both December 31, 2013 and 2012.

As at December 31, 2013, the Company had net operating loss carry-forwards available to reduce taxable income in future years as follows:

Country	Amount	Expiration Dates

United States – Federal	$ 17,930,000	2018 - 2033
Canada (C$)	$ 8,016,000	2014 - 2033

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(US dollars)

4. Income Taxes - Continued

These consolidated financial statements do not reflect the potential effect on future income taxes of the application of these losses.

The FASB’s guidance for “Accounting for Uncertainty in Income Taxes” clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has evaluated its tax positions for the years ended December 31, 2013 and 2012 and determined that it has no uncertain tax positions requiring financial statement recognition.

5. Share Capital

Common shares - 2013

In March 2013, the Company issued 15,000 common shares for mineral property interests with a total fair value of $22,568 (C$23,250).

In April 2013, 200,000 stock options were exercised and the Company issued 200,000 common shares at C$0.26 per share for proceeds of $50,674 (C$52,000).

In May 2013, 100,000 stock options were exercised and the Company issued 100,000 common shares at C$0.26 per share for proceeds of $25,722 (C$26,000).

In September 2013, 20,000 stock options were exercised and the Company issued 20,000 common shares at C$0.26 per share for proceeds of $5,017 (C$5,200).

In October 2013, 500,000 stock options were exercised and the Company issued 500,000 common shares at C$0.26 per share for proceeds of $126,373 (C$130,000).

In October 2013, 300,000 stock options were exercised and the Company issued 300,000 common shares at C$0.26 per share for proceeds of $74,677 (C$78,000).

In November 2013, 100,000 stock options were exercised and the Company issued 100,000 common shares at C$0.26 per share for proceeds of $24,900(C$26,000).

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
Years Ended December 31, 2013, 2012 and 2011
(US dollars)

5. Share Capital - Continued

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

On December 23, 2013, the Board of the Company passed a resolution to convert the exercise prices of granted stock options to US dollars, being the functional currency of the Company. Prior to this, the Company was recognizing a derivative liability on the balance sheet for these options since they were not denominated in the functional currency. Refer to Note 10 – Derivative liability for further details.

The following is a summary of stock option activity during the year ended December 31, 2013 and the year ended December 31, 2012:

		Weighted
		Average Exercise
	Shares	Price per Share
Options outstanding and exercisable: December 31, 2012 and 2011	1,800,000	US$0.24
Stock options issued	800,000	US$1.28
Stock options exercised	(1,220,000)	US$0.21
Options outstanding, December 31, 2013	1,380,000	US$0.87
Options exercisable, December 31, 2013	880,000	US$0.68

During the year ended December 31, 2013, there were 800,000 stock options issued for a total stock-based compensation expense of $475,263 (2012 - $Nil; 2011 - $Nil) of which $271,137 related to stock options issued to employees and $204,126 related to stock options issued to non-employees. Of the options issued, 50,000 were issued to a consultant and vested immediately while an additional 150,000 options were issued to directors and they also vested immediately. The remaining 600,000 stock options were issued to two employees of which 100,000 vested immediately. The remaining 500,000 stock options had vesting conditions as follows:

  300,000 options - 100,000 vesting every 6 months from grant date for a total vesting period of 18 months using the straight line method; and
  200,000 options - 100,000 vesting every 6 months from grant date for a total vesting period of 12 months using the straight line method.

In addition, during the year, the Company extended the expiry date of 650,000 stock options issued to non-employees from January 28, 2014 to May 30, 2014. All other stock options remain unchanged.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(US dollars)

5. Share capital - Continued

The fair value of stock options granted as above is calculated using the following weighted average assumptions:

2013

Expected life years	5
Interest rate	1.78%
Volatility	98.25%
Dividend yield	0%

As at December 31, 2013, the aggregate intrinsic value of the outstanding exercisable options was approximately $325,995 (2012 - $3,515,000; 2011 - $4,500,000).

The total intrinsic value of 1,220,000 options exercised during 2013 was approximately $881,816 (2012 - $Nil; 2011 - $2,837,000).

The unamortized compensation expense as at December 31, 2013 was $325,158 (2012 - $Nil; 2011 - $Nil).

The following table summarizes information about stock options outstanding and exercisable at December 31, 2013:

		Weighted
		Average
	Number	Remaining
Expiry	Outstanding and	Contractual Life	Exercise
Date	Exercisable	(Years)	Price

May 30, 2014	530,000	0.41	US$0.21
April 18, 2015	50,000	1.30	US$1.22
June 3, 2018	300,000	4.42	US$1.16
June 3, 2018	50,000	4.42	US$1.16
September 3, 2018	150,000	4.68	US$1.59
September 18, 2018	300,000	4.72	US$1.26

Outstanding, December 31, 2013	1,380,000	2.86
Exercisable, December 31, 2013	880,000	1.91

The weighted average exercise price of the stock option outstanding is US$0.87, while the weighted average exercise price of the options exercisable is US$0.68

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(US dollars)

6. Asset Retirement Obligations

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

The Company has provided reclamation financial assurance to the Bureau of Land Management, the State and Kern County totaling $478,742 (2012 - $339,079). This deposit earns interest at 0.1% per annum and is not available for working capital purposes.

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and clean-up the property within the Project based on its activities and planned activities to date.

As Management made the decision to capitalize all development expenditures directly related to the Project in July 2012, $76,312 (2012 - $124,363) was capitalized as the asset portion of the retirement obligation for the year ended December 31, 2013. The following is a summary of asset retirement obligations:

	2013	2012	2011

Balance, beginning of the year	$475,938	$227,212	$193,545
Accretion expense	-	-	33,667
Changes in cash flow estimates	76,312	248,726	-

Balance, end of the year	$552,250	$475,938	$227,212

7. Commitments and Contingencies

Property rent payments (Advance minimum royalties)

The Company has acquired a number of mineral properties outright. It has acquired exclusive rights to explore, develop and mine other portions of the Project under various mining lease agreements with landowners.

The Company is required to make property rent payments related to its mining lease agreements with landholders, in the form of advance minimum royalties. The total property rent payments for the year ended December 31, 2013 were $161,190 (2012 - $204,792; 2011 - $245,970), and the Company is expected to make approximate payments of $153,000 in 2014 to various landowners under the existing lease agreements. The payments are at the discretion of the Company and will cease if and when the Company goes into production and then begins paying royalty payments on production yields.

There are multiple third party landholders and the royalty amount due to each landholder over the life of the Project varies with each property. Please refer to Note 3 for complete details.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(US dollars)

7. Commitments and Contingencies - Continued

Finder’s fee

The Company has agreed to issue 100,000 common shares as a finder’s fee in connection with certain property acquisitions upon commencement of commercial production of the Project. As of December 31, 2013, commercial production has not commenced and no shares have been issued.

Management agreement

In 2004, the Company entered into an agreement with the President of the Company to issue 300,000 bonus shares upon completion of certain milestones. Upon receipt by the Company of a bankable feasibility study and the decision to place the Property into commercial production, a bonus of 150,000 common shares would be issued. Upon commencement of commercial production on the Property, a further bonus of 150,000 common shares would be issued. In May 2010, the Company entered into an amendment to the agreement whereby the 300,000 bonus shares would alternatively be issuable upon a change of control transaction, or upon a sale of all or substantially all of the Company’s assets, having a value at or above C$1.00 per share of the Company, with a further 300,000 bonus shares being issuable in the event the change of control transaction or asset sale occurred at a value at or above C$1.50 per share. This amended agreement is for a term of three years and shall automatically renew for two years. As at December 31, 2013, none of the milestones had been reached and no commitment to issue the common shares has been recorded in connection with these arrangements.

During the year ended December 31, 2013, the Company entered into employment agreements with a new Chief Financial Officer (“CFO”) and a Chief Operating Officer (“COO’). Included in the agreement with the CFO is a provision that if the CFO’s position is lost upon a change of control or within six months of a change of control the CFO would be entitled to a one-time payment equal to twice the annual salary, C$300,000 total, plus twice the annual bonus. The annual bonus is determined by the Board subsequent to a review of the CFO’s performance. Included in the agreement with the COO is a provision that if the COO’s position is lost upon a change of control or within six months of a change of control the COO would be entitled to a onetime payment equal to 100% of the annual base salary of $150,000.

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

8. Related Party Transactions

Except as noted elsewhere in these consolidated financial statements, related party transactions are disclosed as follows:

Consulting Fees

For the year ended December 31, 2013, the Company paid $192,431 (2012 - $138,885; 2011 - $137,748) to Mr. H. L. Klingmann for services as President of the Company of which $47,967 is payable as at December 31, 2013 of which $32,907 is related to the 2013 year-end bonus; paid $17,622 (2012 - $26,977; 2011 - $27,295) to Mr. Chester Shynkaryk for his consulting services to the Company, paid $21,987 (2012 - $29,930; 2011 - $20,218), to Mr. Ross McDonald for his services as the former CFO of the Company; paid $11,759 (2012 - $Nil; 2011 - $Nil) to a company controlled by one of the directors for consulting services during the year.

During the year ended December 31, 2013, the Company paid a total of $35,484 (2012 - $10,068; 2011 – $10,088) to its five directors, of which $15,772 (2012 - $Nil; 2011 - $Nil) is payable as at December 31, 2013.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(US dollars)

8. Related Party Transactions – Continued

Convertible Debentures

On July 26, 2013, the Company entered into agreements to issue convertible debentures for aggregate proceeds of C$10,000,000 ($9,710,603). The convertible debentures are unsecured and bear interest at 2% per annum, calculated on the outstanding principal balance, payable annually. The principal amounts of the notes are convertible into shares of the Company at a price of C$1.03 per share for a period of two years. If the notes have not been converted by the holder prior to the maturity date, then the Company may convert them at the lower of C$1.03 or the market price as at the maturity date. The market price on the maturity date will be determined based on the volume- weighted average price of the shares traded on the Toronto Stock Exchange for the five trading days preceding the maturity date. A total of C$7,500,000 of the offering was subscribed for by an investment vehicle managed by Thomas M. Clay, a Director and insider of the Company. The Company agreed to pay the legal fees incurred by the lenders relating to this instrument which amounted to $10,049.

The conversion feature of the convertible debentures meets the definition of a derivative liability instrument because the conversion feature is denominated in a currency other than the Company’s functional currency as well as the fact the exercise price is not a fixed price as described above. Therefore, the conversion feature does not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15. As a result, the conversion feature of the notes is required to be recorded as a derivative liability recorded at fair value and marked-to-market each period with the changes in fair value each period being charged or credited to income or loss.

On inception of the debentures, the fair value of the derivative liability related to the conversion feature was $5,741,520 and as at December 31, 2013, was $2,833,987. The derivative liability was calculated using an acceptable option pricing valuation model with the following assumptions:

Risk-free interest rate	1.13% - 1.15%
Expected life of derivative liability	1.57 - 2 years
Expected volatility	73.43% - 89.52%
Dividend rate	0.00%

The changes in the derivative liability related to the conversion feature are as follows:

December 31,
2013

Balance, beginning of the year	$-
Fair value at inception	5,741,520
Change in fair value of derivative liability including foreign exchange	(2,907,533)
Balance, end of the year	$2,833,987

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(US dollars)

8. Related Party Transactions – Continued

With the conversion feature initially being valued at $5,741,520, the resulting residual value allocated to the host debentures was $3,975,480, being the difference between the face value of the convertible debentures and the fair value of the conversion feature derivative liability.

The change in the convertible debentures is as follows:

December 31, 2013
Balance, beginning of the year	$-
Discounted convertible debentures	3,975,480
Amortization of discount	811,327
Foreign exchange	(144,187)
Balance, end of the year	$4,642,620

In addition to the amortization of the discount on the convertible debenture, the Company incurred interest expense of $76,699 based on the 2% per annum stated interest rate for a total interest expense of $888,026.

9. Supplementary Disclosures of Cash Flow Information

				Amounts from
				Date of
				Inception
				(November 21,
	Year Ended	Year Ended	Year Ended	1985) through
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2011	2013
Cash paid during year for:
Interest	$-	$-	$-	$1,192,911
Income taxes	$-	$-	$-	$-
Non-cash financing and investing activities:
Reclassification of derivative liability for exercised stock options and warrants	$910,054	$-	$4,623,353	$6,344,274
Reclassification of derivative liability upon conversion of exercise price to the Company’s functional currency	$338,016	$-	$-	$338,016
Stock option compensation	$475,263	$-	$-	$1,891,711
Financing charges related to modification of warrant’s term	$-	$-	$-	$889,117
Exchange of notes for common shares	$-	$-	$-	$1,727,282
Exchange of note for future royalty payments	$-	$-	$-	$150,000
Common shares issued for mineral property	$22,568	$52,852	$-	$380,231
Mineral property acquired through the issuance of long-term debt	$-	$-	$-	$1,084,833
Common shares issued upon conversion of convertible debt	$-	$-	$-	$414,917
Mineral property expenditures included in accounts payable	$903,309	$119,910	$-	$1,023,219
Asset retirement cost charged to mineral property	$76,312	$124,363	$-	$200,675
Non-cash interest expense on discounted convertible debt	$811,327	-	$-	$811,327
Accretion expense	$-	$-	$33,667	$227,212

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(US dollars)

10. Derivative Liability – Options and Warrants

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

During the year ended December 31, 2013, the Company issued a total of 200,000 stock options that were treated as a derivative liability and in total 1,220,000 stock options were exercised during the year. Upon exercise of the options, the portion of the derivative liability that pertained to these options was re-measured and recorded at its fair value of $910,054, subsequent to which it was reclassified to additional paid-in capital. The Company measured the fair value of the derivative liability pertaining to the options exercised using the Black-Scholes pricing model with the following range of assumptions: expected volatility – 82.54% - 105.67%, expected life – 0.39 – 0.78 years, risk-free discount rate – 0.97% - 1.32%, dividend yield – 0.00% .

On December 23, 2013, the Board of the Company passed a resolution to convert the exercise prices of granted stock options to US dollars, being the functional currency of the Company. As a result of this change, the derivative liability no longer exists. In accordance with Accounting Standard 815-40-35, the Company marked the derivative liability to market and recorded the change in fair value of the derivative liability in the Consolidated Statement of Comprehensive Income (Loss). The resulting balance was reclassified to additional paid-up capital. In accordance with the Toronto Stock Exchange (the “Exchange”) guidance, the reclassification was completed at the exchange rates at the grant date of the stock options. The difference between the current foreign exchange rate and the grant date exchange rate was included in the change in fair value of the derivative liability in the profit and loss statement. The total amount reclassified to equity was $338,016.

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

As of December 31, 2013 and 2012, the Company had re-measured the remaining outstanding options and determined the fair value of the derivative liability to be $Nil and $3,522,071, respectively, using the Black-Scholes option pricing model with the following assumptions:

	2013	2012

Risk-free interest rate	-	1.14%
Expected life of derivative liability	-	1.08 to 2.30 years
Expected volatility	-	57.15% - 63.01%
Dividend rate	-	0.00%

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(US dollars)

10. Derivative Liability – Options and Warrants - Continued

During the years ended December 31, 2013 and 2012, no warrants treated as derivative liabilities were exercised.

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

The changes of derivative liability for options and warrants are as follows:

	2013	2012	2011

Balance, beginning of the year	$3,522,071	$4,552,502	$10,389,768
Fair value of options granted	204,126	-	-
Fair value of options exercised	(910,054)	-	(2,993,685)
Fair value of warrants exercised	-	-	(1,629,668)
Change in fair value of options and warrants including foreign exchange	(2,478,127)	(1,030,431)	(1,213,913)
Extinguishment of liability on conversion of exercise price of options to Company’s functional currency	(338,016)	-	-
Balance, end of the year	$-	$3,522,071	$4,552,502

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

Level 3

Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity). See Notes 8 and 10 – Convertible Debentures and Derivative Liability- Options and Warrants for derivatives fair valued on a recurring basis.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(US dollars)

11. Financial Instruments - Continued

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2013 and 2012, the Company had embedded derivative liabilities in connection with the Convertible Debenture (Note 8 ) and Options and Warrants prior to modification of the exercise price currency (Note 10).

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets the Company has established policies to ensure liquidity of funds and ensure counterparties demonstrate minimum acceptable credit worthiness.

The Company maintains its US Dollar and Canadian Dollar cash in bank accounts with major financial institutions with high credit standings. Cash deposits held in the United States are insured by the FDIC for up to $250,000 and Canadian Dollar cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to C$100,000. Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they related to US Dollar deposits held in Canadian financial institutions. As of December 31, 2013 and 2012, the Company’s cash balances held in United States and Canadian financial institutions include $5,030,522 and $4,031,403 respectively, which are not fully insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

Interest Rate Risk

The Company holds all of the Company’s cash in bank deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash balances during the year ended December 31, 2013, a 1% decrease would have resulted in a reduction in interest income to $Nil.

The Company holds 99% of its cash in bank deposit accounts with a single major financial institution. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash balances during the year ended December 31, 2013, a 1% decrease in interest rates would have reduced the interest income for 2013 to a trivial amount.

Foreign Currency Exchange Risk

Certain purchases of labour are denominated in Canadian Dollar. As a result, currency exchange fluctuations may impact the costs of our operations. Specifically, the appreciation of the Canadian Dollar against the US Dollar may result in an increase in the Canadian operating expenses in US dollar terms. As of December 31, 2013, the Company maintained the majority of its cash balance in US Dollar. The Company currently does not engage in any currency hedging activities.

Commodity Price Risk

The Company’s primary business activity is the development of the open pit, gold and silver, heap leach project on the Property. Decreases in the price of either of these metals from current levels has the potential to negatively impact the Company’s ability to secure significant additional financing required to develop the Project into an operating mine. We do not currently engage in hedging transactions and we have no hedged mineral resources.

12. Comparative information

Certain reclassifications, which have no effect on net loss and comprehensive loss, have been made to the prior period financial statements to conform to the current presentation.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(US dollars)

13. Income (Loss) Per Share

	2013	2012	2011
Numerator:
Net income (loss) – numerator for basic EPS	$1,978,014	$(1,270,988)	(3,230,641)
Amortization of discount	888,026	-	-
Change in derivative liability – Convertible
debentures	(2,907,533)	-	-
Change in derivative – Stock options	(767,419)	-	-
Numerator for diluted EPS	$(808,912)	$(1,270,988)	$(3,230,641)

	2013	2012	2011
Denominator:
Denominator for basic EPS	98,390,561	97,981,197	95,343,041
Effect of dilutive securities:
Employee stock options	132,800	-	-
Convertible debenture	4,214,232	-	-
Denominator for diluted EPS	102,737,593	97,981,197	95,343,041

Basic income(loss) per share	$0.02	$(0.01)	$(0.03)
Diluted loss per share	$(0.01)	$(0.01)	$(0.03)

As at December 31, 2013, 850,000 (2012 - 50,000) options were not included above as their impact would be anti-dilutive.

14. Subsequent Events

i)

On January 6, 2014, the Company entered into an agreement to secure a $10,000,000 loan (the “Loan”). The Loan is provided by members of the Clay family including $7,500,000 to be provided by an investment vehicle managed by Thomas M. Clay, a Director and insider of the Company. The Loan has a twelve-month term and bears an annual interest rate of 5%, payable on the maturity date. If the Loan is repaid on a date that is less than 183 days before the maturity date, the Company will pay the Lenders an amount of 105% of the principal amount plus interest on the principal amount at the rate of 5% per annum accrued to the date the Loan is repaid. The Company agreed to pay the legal fees incurred by the lenders relating to this instrument.

ii)

On January 31, 2014, the Center for Biological Diversity (the "Center") filed an emergency petition (the "Petition") with the United States Fish and Wildlife Service ("USFWS") asking the USFWS to list the Mojave Shoulderband snail as a threatened or endangered species. Citing a report published more than 80 years ago, the Petition claims that the snail exists in only three places, and that most of the snail habitat occurs on Soledad Mountain, where the Company is developing its fully-permitted mining operation, known locally as the Soledad Mountain Project. The Company is currently working with its environmental and legal advisors to prepare a detailed and complete response to the Petition and expects to submit this response to the USFWS in March 2014. At this time, the impact of this matter on the Company’s financial position and future plans is unknown.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
(US dollars)

14. Subsequent Events- continued

iii)	In February of 2014, 60,000 stock options were exercised and the Company issued 60,000 common shares at $0.21 per share for proceeds of $12,600.

iv)	The Company issued 15,300 shares in February of 2014 to a claim holder to extend a royalty agreement and eliminate future advance minimum royalties payable to this claim holder.