Form 10-Q
period 2014-03-31
GOLDEN QUEEN MINING CO LTD
filed 2014-05-12
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
As of May 12, 2014 the registrant’s outstanding common stock consisted of 99,578,683 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Golden Queen Mining Co. Ltd.
(a development stage company)

Condensed Consolidated Interim Financial Statements
March 31, 2014

(US Dollars)

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Condensed Consolidated Interim Balance Sheets
(US dollars)

	March 31,	December 31,
	2014	2013
Assets

Current assets:
Cash	$10,939,301	$5,030,522
Receivables	25,368	13,786
Prepaid expenses and other current assets	45,904	62,951

Total current assets	11,010,573	5,107,259

Property and equipment, net	276,929	286,256
Mineral property interests (Note 2)	13,383,969	9,919,486
Reclamation financial assurance (Note 4)	478,727	478,742

Total Assets	$25,150,198	$15,791,743

Liabilities and Shareholders’ Equity (Deficiency)

Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$1,899,555	$1,438,904
Interest payable (Note 6)	119,446	76,699
Loan payable (Note 6)	10,125,000	-
Property rent payments (Note 5)	6,351	6,351

Total current liabilities	12,150,352	1,521,954

Asset retirement obligations (Note 4)	552,250	552,250
Derivative liability – Convertible debenture (Note 6)	8,581,363	2,833,987
Convertible debenture (Note 6)	4,986,664	4,642,620

Total liabilities	26,270,629	9,550,811

Shareholders’ Equity (Deficiency)
Preferred shares, no par value, 3,000,000 shares authorized; no shares outstanding Common shares, no par value, unlimited shares authorized (2013-unlimited); 99,308,683 (2013 – 99,233,383) shares issued and outstanding (Note 3)	62,358,721	62,289,402
Additional paid-in capital	9,991,098	9,927,142
Deficit accumulated	(73,470,250)	(65,975,612)

Total shareholders’ equity (deficiency)	(1,120,431)	6,240,932

Total Liabilities and Shareholders’ Equity	$25,150,198	$15,791,743

Basis of Presentation and Ability to Continue as a Going Concern (Note 1)
Commitments and Contingencies (Note 5)
Subsequent events (Note 10)

Approved by the Directors:

“H. Lutz Klingmann”	“Thomas M. Clay”
H. Lutz Klingmann, Director	Thomas M. Clay, Director

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Condensed Consolidated Interim Statements of Income/(Loss) and Comprehensive Income/( Loss)
(US dollars)

			Cumulative
			from Date of
			Inception
			(November 21,
			1985) through
	Three Months Ended	Three Months Ended	March 31,
	March 31, 2014	March 31, 2013	2014

General and administrative expenses (Note 6)	$(1,065,257)	$(449,698)	$(10,016,207)
Exploration expenditures	-	-	(22,155,531)
Asset impairment loss	-	-	(33,680,911)
Adjustment to asset retirement obligation from changes in cash flow estimates (Note 4)			99,220
Accretion expense (Note 4)	-	-	(105,029)
Change in fair value of derivative liability including change in foreign exchange (Notes 6 and 8)	(5,747,376)	611,949	(6,788,078)
Gain on settlement of debt	-	-	136,627

	(6,812,633)	162,251	(72,509,909)

Interest expense (Note 6)	(691,297)	-	(2,492,421)
Interest income	9,292	5,053	1,755,926

Net and comprehensive income (loss)	$(7,494,638)	$167,304	$(73,246,404)

Income (loss) per share - basic (Note 9)	$(0.08)	$0.00

Income (loss) per share - diluted (Note 9)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic	99,260,653	98,002,383
Weighted average number of common shares outstanding - diluted	109,423,904	99,546,172

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Condensed Consolidated Interim Statements of Shareholders’ Equity (Deficiency)
(US dollars)

					Total Shareholders’
	Common		Additional	Deficit	Equity
	Shares	Amount	Paid-in Capital	Accumulated	(Deficiency)
Balance, December 31, 2012	97,998,383	$61,959,471	$8,407,935	$(67,953,626)	$2,413,780
Issuance of common shares for mineral property	15,000	22,568	-	-	22,568
Stock options exercised	1,220,000	307,363	-	-	307,363
Stock-based compensation	-	-	271,137	-	271,137
Reclassification of derivative liability on the exercise of stock options	-	-	910,054	-	910,054
Reclassification of derivative liability upon conversion of exercise price of stock	-	-	338,016	-	338,016
Net income for the year	-	-	-	1,978,014	1,978,014

Balance, December 31, 2013	99,233,383	$62,289,402	$9,927,142	$(65,975,612)	$6,240,932
Issuance of common shares for mineral property interests	15,300	24,480	-	-	24,480
Stock options exercised	60,000	44,839	(32,118)	-	12,721
Stock-based compensation	-	-	96,074	-	96,074
Net loss for the period	-	-	-	(7,494,638)	(7,494,638)

Balance, March 31, 2014	99,308,683	$62,358,721	$9,991,098	$(73,470,250)	$(1,120,431)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Condensed Consolidated Interim Statements of Cash Flows
(US dollars)

			Cumulative
			from Date of
			Inception
	Three Months	Three Months	(November 21,
	Ended	Ended	1985) through
	March 31, 2014	March 31, 2013	March 31, 2014

Operating activities:
Net income (loss) for the quarter	$(7,494,638)	$167,304	$(73,246,404)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Asset impairment loss	-	-	33,680,911
Amortization and depreciation	9,327	2,497	508,795
Amortization of debt discount and interest accrual	691,297	-	1,954,323
Adjustment to asset retirement obligation based on changes in cash flow estimates	-	-	(99,220)
Accretion expense	-	-	105,029
Change in fair value of derivative liability including change in foreign exchange	5,747,376	(611,949)	6,788,078
Gain on disposition of property and equipment	-	-	(10,032)
Stock option compensation	96,074	-	1,987,785
Financing charges related to modification of warrants	-	-	889,117
Mineral property expenditures	-	-	(22,395,449)
Unrealized foreign exchange	(179,506)	-	(317,296)
Changes in assets and liabilities:
Receivables	(11,582)	(7,299)	(25,368)
Prepaid expenses and other current assets	17,047	18,484	(132,814)
Accounts payable and accrued liabilities	107,920	51,828	563,522
Property rent payments payable	-	-	6,351

Cash used in operating activities	(1,016,685)	(379,135)	(49,742,672)

Investment activities:
Additions to mineral property interests	(3,087,272)	(544,265)	(20,776,346)
Deposits on mineral properties	-	-	(1,017,551)
Release (Purchase) of financial assurance	15	-	(478,727)
Purchase of property and equipment	-	(2,128)	(1,434,367)
Proceeds from sale of property and equipment	-	-	47,153

Cash used in investing activities	(3,087,257)	(546,393)	(23,659,838)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Condensed Consolidated Interim Statements of Cash Flows (Continued)
(US dollars)

			Cumulative
			from Date of
	Three Months	Three Months	Inception
	Ended	Ended	(November 21,
	March 31,	March 31,	1985) through
	2014	2013	March 31, 2014

Financing activities:
Borrowing under long-term debt	$-	$-	$3,918,187
Borrowing under short-term debt	10,000,000	-	10,000,000
Payment of long-term debt	-	-	(2,105,905)
Proceeds from convertible debt	-	-	10,150,603
Issuance of common shares for cash	-	-	28,871,618
Share issuance costs	-	-	(733,866)
Issuance of special warrants	-	-	18,091,667
Issuance of common shares upon exercise of stock options	12,721	-	1,854,389
Issuance of common shares upon exercise of warrants	-	-	14,295,118

Cash provided by financing activities	10,012,721	-	84,341,811

Net change in cash	5,908,779	(925,528)	10,939,301

Cash,
Beginning balance	5,030,522	4,031,403	-

Cash,
Ending balance	$10,939,301	$3,105,875	$10,939,301

Supplementary Disclosures of Cash Flow Information (Note 7)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended March 31, 2014
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
For the Three Months Ended March 31, 2014
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

Once production has commenced, capitalized costs will be depleted using the units-of-production method over the estimated life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to the Consolidated Statements of Comprehensive Income (Loss) for that period.

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

Foreign Currency Translation The Company’s functional and reporting currency, the US dollar, is the primary economic currency. Assets and liabilities in foreign currencies are generally translated into US dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at exchange rates on the date of the transaction. Where amounts denominated in a foreign currency are converted into US dollars by remittance or repayment, the realized exchange differences are included in other income. The exchange rates prevailing at March 31, 2014 and December 31, 2013 were $1.11 and $1.06 stated in Canadian dollars per one US dollar, respectively. The average rates of exchange during the three months ended March 31, 2014 and the year ended December 31, 2013 were $1.10 and $1.03, stated in Canadian dollars per one US dollar, respectively.

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

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended March 31, 2014
(US dollars)

Reclamation Costs (Asset Retirement Obligations) The Company accrues the estimated costs associated with reclamation obligations in the period in which the liability is incurred or becomes determinable. Until such time that a project life is established or the Company begins capitalizing exploration expenditures when an ore body can be economically developed, the Company records the corresponding cost as an expense. The costs of future expenditures for reclamation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule.

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

Fair Value of Financial Instruments The carrying amounts reported in the balance sheets for cash and cash equivalents, receivables, accounts payable and accrued liabilities and loans payable approximate fair values because of the immediate or short-term maturity of these financial instruments. The carrying amount of the convertible debt instrument is being recorded at amortized cost using the effective interest rate method. As at March 31, 2014, the estimated fair value of the convertible debt using a discounted cash flow analysis based on an interest rate for a similar type of instrument was $15,489,428. The fair value of the reclamation financial assurance approximates the carrying value because the stated interest rates reflect recent market conditions or because the rates are variable in nature. The value of the embedded derivative is being recorded at its fair value using an acceptable valuation model at each reporting period.

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

Stock Option Plan The Company’s current stock option plan (the “Plan”) was adopted by the Company in 2013 and approved by shareholders of the Company in 2013. The Plan provides a fixed number of 7,200,000 common shares of the Company that may be issued pursuant to the grant of stock options. The exercise price of stock options granted under the Plan shall be determined by the Company’s Board of Directors (the “Board”), but shall not be less than the volume-weighted, average trading price of the Company’s shares on the TSX for the five trading days immediately prior to the date of the grant. The expiry date of a stock option shall be the date so fixed by the Board subject to a maximum term of five years. The Plan provides that stock options will terminate on the earlier of the expiry of the term and (i) 12 months from the date an option holder dies, (ii) 12 months from the date the option holder ceases to act as a director or officer of the Company, or (iii) 12 months from the date the option holder ceases to be employed, or engaged as a consultant, by the Company. All options granted under the 2013 Plan will be subject to such vesting requirements as may be prescribed by the TSX, if applicable, or as may be imposed by the Board. A total of 1,320,000 (December 31, 2013 – 1,380,000; March 31, 2013 – 1,800,000) common shares were issuable pursuant to such stock options as at March 31, 2014.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended March 31, 2014
(US dollars)

Stock-based Compensation Compensation costs are charged to the condensed consolidated interim statements of comprehensive income (loss). Compensation costs for employees are amortized over the period from the grant date to the date the options vest. Compensation expense for non-employees is recognized immediately for past services and pro-rata for future services over the service provision period.

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

Derivative financial instruments are measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to profit or loss. For warrant-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to estimate fair value of the derivative instruments. For more complex derivative financial instruments, the Company uses acceptable pricing models to estimate fair value of the derivative instrument.

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
For the Three Months Ended March 31, 2014
(US dollars)

1.      Basis of Presentation and Ability to Continue as a Going Concern

The Company has had no revenues from operations since inception and as at March 31, 2014 had a deficit of $73,470,250 (December 31, 2013 - $65,975,612) accumulated during the exploration and development stage. Management plans to control current costs and anticipates that the $10 million loan from January 2014 (Note 6 – Related Party Transactions), will fund the Company’s development and administrative activities over the next several months. The Company will require additional funding to continue Project development through the 2014 fiscal year.

The Company is evaluating various financing options for further developing its core mineral asset, the Project, including debt, equity and other alternatives. A production decision will be made once the full project financing has been secured.

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

2.      Mineral Properties

In July 2012, the Company received notice that it had met all the remaining major conditions of the conditional use permits for development of the Project. As a result, management made the decision to begin capitalizing all development expenditures directly related to the Project. Prior to July 2012, all acquisition costs were written off due to uncertainties around obtaining the necessary permits. Development expenditures for the three months ended on March 31, 2014 are as follows:

Balance, December 31, 2012	$1,799,301
Acquisition costs:
Mineral properties	1,392,081
Deferred costs:
Property rent payments	161,190
Road construction	962,828
Site infrastructure development	1,604,929
Site development costs	2,673,869
Workshop and warehouse	700,390
Leach pad construction	548,586
8,043,873
Asset retirement obligation (Note 4)	76,312
Balance, December 31, 2013	$9,919,486

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended March 31, 2014
(US dollars)

2.      Mineral Properties – Continued

Balance, December 31, 2013	$9,919,486
Acquisition costs:
Mineral properties	373,927
Deferred costs:
Property rent payments	31,980
Road construction	191,347
Site infrastructure development	210,479
Site development costs	1,142,702
Workshop and warehouse	605,626
Crushing-Screening Plant	886,264
Leach pad construction	22,158
3,464,483
Balance, March 31, 2014	$13,383,969

As at March 31, 2014, included in site infrastructure development is capital properties and equipment with a total accumulated cost of $303,077 (2013 - $226,721). Total additions during the three months ended March 31, 2014 were $76,356 (Three months ended March 31, 2013 - $Nil). During the three month period ended March 31, 2014, amortization of $6,830 (March 31, 2013 - $Nil) relating to these assets was capitalized within site infrastructure development.

3.      Share Capital

Common shares - 2014

In February 2014, the Company issued 15,300 common shares for mineral property interests with a total fair value of $24,480. The fair value was based on the market price on the date of issuance.

In February 2014, 60,000 stock options were exercised by a former director and the Company issued 60,000 common shares at $0.21 per share for proceeds of $12,712. The total transferred to share capital from additional paid-in capital upon exercise of stock options was $32,118.

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

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended March 31, 2014
(US dollars)

3.      Share Capital – Continued

In November 2013, 100,000 stock options were exercised and the Company issued 100,000 common shares at C$0.26 per share for proceeds of $24,900 (C$26,000).

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

On December 23, 2013, the Board of the Company passed a resolution to convert the exercise prices of granted stock options to US dollars, being the functional currency of the Company. Prior to this, the Company was recognizing a derivative liability on the balance sheet for these options since they were not denominated in the functional currency. Refer to Note 8 – Derivative liability for further details.

The following is a summary of stock option activity during the three month period ended March 31, 2014 and the year ended December 31, 2013:

		Weighted
		Average Exercise
	Shares	Price per Share

Options outstanding and exercisable: December 31, 2013	1,380,000	$0.87
Stock options issued	-	-
Stock options exercised	(60,000)	$0.21
Options outstanding, March 31, 2014	1,320,000	$0.90
Options exercisable, March 31, 2014	820,000	$0.71

During the three months ended March 31, 2014, the Company recognized $96,074 (three months ended March 31, 2013 - $Nil) in stock-based compensation relating to employee stock options that have vesting terms.

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

In addition, during the year ended December 31, 2013, the Company extended the expiry date of 650,000 stock options issued to non-employees from January 28, 2014 to May 30, 2014. All other stock options remain unchanged.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended March 31, 2014
(US dollars)

3.      Share Capital – Continued

The fair value of stock options granted as above is calculated using the following weighted average assumptions:

	2014	2013

Expected life years	-	5
Interest rate	-	1.78%
Volatility	-	98.25%
Dividend yield	-	0%

As at March 31, 2014, the aggregate intrinsic value of the outstanding exercisable options was approximately $843,980 (December 31, 2013 - $325,995; March 31, 2013 - $2,893,000).

The total intrinsic value of 60,000 options exercised during 2014 was approximately $76,020 (December 31. 2013 - $881,816).

The unamortized compensation expense as at March 31, 2014 was $230,087 (December 31, 2013 - $325,158; March 31, 2013 - $Nil).

The following table summarizes information about stock options outstanding and exercisable at March 31, 2014:

		Weighted
		Average
	Number	Remaining
Expiry	Outstanding and	Contractual Life	Exercise
Date	Exercisable	(Years)	Price

May 30, 2014	470,000	0.16	$0.21
April 18, 2015	50,000	1.05	$1.22
June 3, 2018	300,000	4.18	$1.16
June 3, 2018	50,000	4.18	$1.16
September 3, 2018	150,000	4.43	$1.59
September 18, 2018	300,000	4.47	$1.26

Outstanding, March 31, 2014	1,320,000	2.73
Exercisable, March 31, 2014	820,000	1.77

4.      Asset Retirement Obligations

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

The Company has provided reclamation financial assurance to the Bureau of Land Management, the State and Kern County totaling $478,727 (2013 - $478,742). This deposit earns interest at 0.1% per annum and is not available for working capital purposes.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended March 31, 2014
(US dollars)

4. Asset Retirement Obligations – Continued

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and clean-up the property within the Project based on its activities and planned activities to date.

As Management made the decision to capitalize all development expenditures directly related to the Project in July 2012, $nil (December 31, 2013- $76,312) was capitalized as the asset portion of the retirement obligation for the period ended March 31, 2014. The following is a summary of asset retirement obligations:

	2014	2013
Balance, beginning of the period	$552,250	$475,938
Changes in cash flow estimates	-	76,312
Balance, end of the period	$552,250	$552,250

5. Commitments and Contingencies

Property rent payments (Advance minimum royalties)

The Company has acquired a number of mineral properties outright. It has acquired exclusive rights to explore, develop and mine other portions of the Project under various mining lease agreements with landowners.

The Company is required to make property rent payments related to its mining lease agreements with landholders, in the form of advance minimum royalties. The total property rent payments for the three months ended March 31, 2014 were $31,980, of which $24,480 was related to common shares issued (Year ended December 31, 2013 - $161,190), and the Company is expected to make approximate payments of $177,000 in 2014 to various landowners under the existing lease agreements. The payments are at the discretion of the Company and will cease if and when the Company goes into production and then begins paying royalty payments on production yields.

There are multiple third party landholders and the royalty amount due to each landholder over the life of the Project varies with each property.

Finder’s fee

The Company has agreed to issue 100,000 common shares as a finder’s fee in connection with certain property acquisitions upon commencement of commercial production of the Project. As of March 31, 2014, commercial production has not commenced and no shares have been issued.

Management agreement

In 2004, the Company entered into an agreement with the President of the Company to issue 300,000 bonus shares upon completion of certain milestones. Upon receipt by the Company of a bankable feasibility study and the decision to place the Property into commercial production, a bonus of 150,000 common shares would be issued. Upon commencement of commercial production on the Property, a further bonus of 150,000 common shares would be issued. In May 2010, the Company entered into an amendment to the agreement whereby the 300,000 bonus shares would alternatively be issuable upon a change of control transaction, or upon a sale of all or substantially all of the Company’s assets, having a value at or above C$1.00 per share of the Company, with a further 300,000 bonus shares being issuable in the event the change of control transaction or asset sale occurred at a value at or above C$1.50 per share. This amended agreement is for a term of three years and shall automatically renew for two years. As at March 31, 2014, none of the milestones had been reached and no commitment to issue the common shares has been recorded in connection with these arrangements.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended March 31, 2014
(US dollars)

5.      Commitments and Contingencies - Continued

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

6.      Related Party Transactions

Except as noted elsewhere in these consolidated financial statements, related party transactions are disclosed as follows:

Consulting Fees

For the three months ended March 31, 2014, the Company paid $45,027 (2013 - $37,200) to Mr. H. L. Klingmann for services as President of the Company of which $15,287 (December 31, 2013 - $47,967; March 31, 2013 - $Nil) is payable as at March 31, 2014; paid $Nil (2013 - $6,700) to Mr. Chester Shynkaryk for his consulting services to the Company, paid $Nil (2013 - $7,400), to Mr. Ross McDonald for his services as the former CFO of the Company.

During the three months ended March 31, 2014, the Company paid a total of $11,624 (March 31, 2013 - $Nil) to its three independent directors. The two connected directors were not paid directors’ fees during the three months ended March 31, 2014 or 2013.

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

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended March 31, 2014
(US dollars)

6.      Related Party Transactions – Continued

On inception of the debentures, the fair value of the derivative liability related to the conversion feature was $5,741,520 and as at March 31, 2014, was $8,581,363 (December 31, 2013 - $2,833,987). The derivative liability was calculated using an acceptable option pricing valuation model with the following assumptions:

	2014	2013
Risk-free interest rate	1.07%	1.13% - 1.15%
Expected life of derivative liability	1.32 years	1.57 - 2 years
Expected volatility	98.71%	73.43% - 89.52%
Dividend rate	0.00%	0.00%

The changes in the derivative liability related to the conversion feature are as follows:

	March 31, 2014	December 31, 2013

Balance, beginning of the period	$2,883,987	$-
Fair value at inception	-	5,741,520
Change in fair value of derivative liability including
foreign exchange	5,747,376	(2,907,533)
Balance, end of the period	$8,581,363	$2,833,987

With the conversion feature initially being valued at $5,741,520, the resulting residual value allocated to the host debentures was $3,975,480, being the difference between the face value of the convertible debentures and the fair value of the conversion feature derivative liability.

The change in the convertible debentures is as follows:

	March 31, 2014	December 31, 2013
Balance, beginning of the year	$4,642,620	$-
Discounted convertible debentures	-	3,975,480
Amortization of discount	520,580	811,327
Foreign exchange	(176,536)	(144,187)
Balance, end of the period	$4,986,664	$4,642,620

During the period ended March 31, 2014, in addition to the amortization of the discount on the convertible debenture, the Company incurred interest expense of $45,717 (March 31, 2013 - $Nil) based on the 2% per annum stated interest rate for a total interest expense of $566,297 (March 31, 2013- $Nil).

Loan Payable

On January 1, 2014, the Company entered into an agreement to secure a $10,000,000 loan (the “Loan”). The Loan was provided by members of the Clay family, who are shareholders of the Company, including $7,500,000 provided by an investment vehicle managed by Thomas M. Clay, a Director and insider of the Company. The Loan has a twelve-month term and bears an annual interest rate of 5%, payable on the maturity date. If the Loan is repaid on a date that is less than 183 days before the maturity date, the Company will pay the Lenders an amount of 105% of the principal amount plus interest on the principal amount at the rate of 5% per annum accrued to the date the Loan is repaid.

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended March 31, 2014
(US dollars)

6.      Related Party Transactions – Continued

The outstanding balance will be immediately due and payable by the Company on the earlier of the maturity date, the first date during the term on which a financing over $15,000,000 is completed and the occurrence of an event of default. As at March 31, 2014, the value of the prepayment option has not met the recognition criteria under contingencies and therefore has not been recorded in these condensed consolidated interim financial statements.

March 31, 2014
Balance, beginning of the year	$-
Proceeds from the loan	10,000,000
Interest expense	125,000
Balance, end of the period	$10,125,000

7.      Supplementary Disclosures of Cash Flow Information

			Amounts from
			Date of
			Inception
			(November 21,
	Three Months Ended	Three Months Ended	1985) through
	March 31, 2014	March 31, 2013	March 31, 2014
Cash paid during year for:
Interest	$-	$-	$1,192,911
Income taxes	$-	$-	$-
Non-cash financing and investing activities:
Reclassification of derivative liability for exercised stock options and warrants	$-	$-	$6,344,274
Reclassification of derivative liability upon conversion of exercise price to the Company’s functional currency	$-	$-	$338,016
Stock option compensation	$96,074	$-	$1,987,785
Financing charges related to modification of warrant’s term	$-	$-	$889,117
Exchange of notes for common shares	$-	$-	$1,727,282
Exchange of note for future royalty payments	$-	$-	$150,000
Common shares issued for mineral property	$24,480	$-	$404,711
Mineral property acquired through the issuance of long-term debt	$-	$-	$1,084,833
Common shares issued upon conversion of convertible debt	$-	$-	$414,917
Mineral property expenditures included in accounts payable	$1,256,040	$313,847	$1,256,040
Asset retirement cost charged to mineral property	$-	$-	$200,675
Interest expense on discounted convertible debt	$691,297	-	$1,502,624
Accretion expense	$-	$-	$227,212

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended March 31, 2014
(US dollars)

8.      Derivative Liability – Options and Warrants

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

During the three month period ended March 31, 2014 and the year ended December 31, 2013, there were no warrants treated as derivative liabilities.

The changes of derivative liability for options and warrants are as follows:

	March 31,	December 31,
	2014	2013

Balance, beginning of the period	$-	$3,522,071
Fair value of options granted	-	204,126
Fair value of options exercised	-	(910,054)
Change in fair value of options and warrants including foreign exchange	-	(2,478,127)
Extinguishment of liability on conversion of exercise price of options to Company’s functional currency	-	(338,016)
Balance, end of the period	$-	$-

GOLDEN QUEEN MINING CO. LTD.
(a development stage company)
Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended March 31, 2014
(US dollars)

9.      Income (Loss) Per Share

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Numerator:
Net income (loss) – numerator for basic EPS	$(7,494,638)	$167,304
Amortization of discount	566,297	-
Change in derivative liability – Convertible debentures	5,747,376	-
Change in derivative – Stock options	-	(611,949)
Numerator for diluted EPS	$(1,180,965)	$(444,000)

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Denominator:
Denominator for basic EPS	99,260,653	98,002,383
Effect of dilutive securities:
Employee stock options	454,513	1,543,789
Convertible debenture	9,708,738	-
Denominator for diluted EPS	109,423,904	99,546,172

Basic income(loss) per share	$(0.08)	$0.00
Diluted loss per share	$(0.01)	$(0.00)

As at March 31, 2014, 150,000 (March 31, 2013 - Nil) options were not included above as their impact would be anti-dilutive.

10.    Subsequent Events

i)	In April of 2014, 170,000 stock options were exercised into 170,000 common shares by two former directors for total proceeds of $35,700.

ii)	In May of 2014, 100,000 stock options were exercised into 100,000 common shares by one former director for total proceeds of $21,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of the operating results and financial condition of Golden Queen Mining Co. Ltd. (the “Company”) is as at May 12, 2014 and should be read in conjunction with the unaudited condensed consolidated interim financial statements of the Company for the quarter ended March 31, 2014 and the notes thereto.

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is prepared in accordance with U.S. generally accepted accounting principles and all amounts herein are in U.S. dollars unless otherwise noted.

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

Please refer to the Company’s news release of October 25, 2012 and the Form 10-K dated March 17, 2014 for information on the Project.

The Company started construction of infrastructure-related items during the second quarter of 2013.

Construction of Infrastructure

Phase 1 Construction

Initial site grading was completed in January 2014 and this included an employee parking lot, a sediment pond and drainage channel and a pad where the sub-station will be constructed. Work was also completed on the north-south access road and the overland conveyor route.

Excavation of the workshop-warehouse site and the construction of the interconnecting roads including the main haul road to the East waste rock storage pad were completed with final grading and the construction of safety berms in January 2014.

Permits were secured for the Phase 1 electrical work and this was completed in January.

The Company awarded a contract for the construction of the workshop-warehouse and wash slab to a local contractor in November 2013. A key milestone was reached when the prepared workshop-warehouse pad was formally handed over to the contractor to start construction of the footings in January. This was the first of a number of key turn-key projects for the Project. Construction of the footings has been completed and erection of steelwork is well under way with completion of the project scheduled for late-May 2014.

The access road from Silver Queen Road and the employee parking are expected to be paved in May 2014.

The construction of a guard shack with a sliding gate in scheduled to be completed in May 2014.

The Company entered into a turn-key contract for the construction and commissioning of the basic water supply for the Project.

Phase 2 Construction

Work is proceeding on Phase 2 construction and this will overlap to some extent with a number of Phase 1 construction projects. The following projects are part of Phase 2 construction:

  The Company has awarded a contract for the construction of the workshop-warehouse septic system and leach field;
  The Company has awarded a contract for the procurement and construction of the fuel storage facility;
  The Company and its local civil engineer based in Lancaster have done a detailed design for a site grading plan in the area where the crushing-screening plant and the assay laboratory will be constructed. This project is now under way; and

  Detailed designs and cost estimates are being completed for the assay laboratory.

Guinn Construction Company (Bakersfield) was our general contractor for infrastructure projects in 2013 and also continued with infrastructure projects and managed the site in the first quarter of 2014. This included safety and security and there were no incidents to report in the first quarter.

The Company has recently engaged a Manager – Services, Manager – Plant Operations, Manager - Accounting and the Chief Geologist.

The Company has an active Community Outreach Program with a number of site visits arranged for local community groups.

Key Changes in Costs from the Feasibility Study

One of the Company's priorities in the first quarter of 2014 has been to complete detailed engineering for construction and update cost estimates for the major turn-key projects. The feasibility study capital cost estimates were prepared in 2012 and were therefore out of date by around 18 months by the end of 2013. The detailed designs are either well under way or have essentially been completed, and the Company has now received updated cost estimates for all of the turn-key projects.

The current designs and updated cost estimates have raised the total estimated capital cost to build the Project to $114 million. This includes a contingency of 15% of estimated construction costs, or approximately $15 million. The 2012 feasibility study cost estimate was $79 million with unallocated costs of $12 million for a total of $91 million.

In addition to the $114 million required to build the Project, the Company anticipates to require $10.5 million for working capital and approximately $17 million for mobile mining equipment. These estimates have not changed from the feasibility study. The Company's new estimate for the total capital required to bring the Project to production is $141 million (from $119 million in the feasibility study), of which approximately $9 million has been spent to date.

Approximately 50% of capital expenditures are comprised of turn-key projects that will be awarded as fixed-price contracts. These contracts will therefore provide price protection during the construction period. The Company has selected and is working with contractors for its turn-key projects with significant experience and excellent reputations.

The time that has passed between the time the feasibility study was released in October 2012 and the first quarter of 2014, has provided the Company with the opportunity to re-evaluate the designs and we have made numerous improvements which we believe will enhance the efficiency and reliability of the processing operations.

Workshop-Warehouse: The Company received a proposal for the construction of the workshop-warehouse and wash slab from a local contractor in November 2013 and the proposed cost for the project was in line with the feasibility study cost estimate.

Crushing-Screening Plant: The contractor has just completed the design for the crushing-screening plant as a turnkey project with numerous improvements to the feasibility-level design, to improve the functionality of the plant, both from an operating and a maintenance point of view. The plant now includes an agglomeration drum and provision has been made for a possible future increase in plant throughput and this has increased the cost estimate for the plant.

The Company has received a proposal for the high-pressure grinding roll and this proposal was in line with the feasibility study cost estimate.

Stacking and Conveying System: The feasibility study employed a stacking and conveying system design completed in 2005. The current design has evolved substantially over the past year to a fully-automated system with a significant increase in the reliability of the overall system. Especially the power distribution along the system has evolved with a separate transformer and motor control package for each unit of the system. Each of the grass hopper conveyors now includes dust control covers over the conveyors and all functions of the stacker are now controlled by radio remote control.

Phase 1 Heap Leach Pad: The Phase 1 heap leach pad has been designed as a permanent, single-use pad with external solution collection and management systems. Crushed and agglomerated ore will be conveyed to the heap and stacked with a radial stacker. The Company has received an updated cost estimate for the construction of the Phase 1, Stage 1 pad and this, after allowance for the construction of the overland conveyor route and peripheral roads in 2013, is lower than the feasibility study cost estimate.

Merrill-Crowe Plant: The current design includes an increase in solution flow rates of 50% and this was decided upon as part of an overall design review for the Project. The increase in solution flow rates has been accommodated in the original Merrill-Crowe plant footprint. Costs have increased due to an increase in the size of the equipment in the plant.

Assay Laboratory: The assay laboratory has been changed from a laboratory assembled from three pre-fabricated modules to a laboratory constructed on site. Costs have increased as a result of these changes.

Water Supply (Supply from two water production wells and distribution on site): Both the design and the cost estimates for the water supply from two production wells were re-done from first principles by a consulting engineering firm based in Bakersfield. The design for the feasibility study was inadequate and this was reflected in a cost estimate that was significantly lower than the current cost estimate.

Project Financing

The Company is evaluating various financing options for the Project, including debt, equity and other alternatives.

The Company is currently conserving cash and is not making new commitments for construction-related projects on site until Project financing has been secured.

The Centre for Biodiversity Petition to List the Mojave Shoulderband Snail as an Endangered Species

The Center for Biological Diversity filed an Emergency Petition (the “Petition”) with the United States Fish and Wildlife Service (“USFWS”) to list the Mojave Shoulderband snail as threatened or endangered under the Endangered Species Act on January 31, 2014

The Company worked with its environmental and legal advisors to prepare a detailed and complete response to the Petition, which was filed with the USFWS on March 31, 2014. The Company's response is available on the Company's website at www.goldenqueen.com, in the “Notices & Other Filings” section.

In reviewing the Petition, the Company finds that the Center's assumptions, arguments, and conclusions lack scientific support. In the terminology of the USFWS, the Petition does not present substantial scientific information sufficient to convince a reasonable person that action by the USFWS may be warranted. The Petition relies on incorrect and incomplete information with respect both to the science and to the Project. Most of the biological information presented in the Petition is generic or pertains to other snail species. To the extent the Petition discusses the Mojave Shoulderband snail in particular, the discussion relies on a 500 word, 80-year old academic journal note that does not meet modern academic standards, and unpublished data gathered by the Petitioners but withheld from the USFWS and the public.

The Company has learned in April 2014 that the USFWS has determined that there is no emergency to justify listing the Mojave Shoulderband snail as threatened or endangered under the Endangered Species Act of 1973, as amended. The USFWS has reviewed the Petition and has concluded that there is no imminent threat to the snail that would cause them to believe an emergency listing is required. The USFWS indicated that it would not be able to address the Petition at this time but may do so in the future, subject to funding.

Results of Operations

The following are the results of operations for the three months ended March 31, 2014, and the corresponding period ended March 31, 2013.

The Company had no revenue from operations.

The Company incurred general and administrative expenses of $1,065,257during the three months ended March 31, 2014 as compared to $449,698 for the same period in 2013. Costs were higher by $615,559 for the three months ended March 31, 2014 when compared with the same period in 2013.

The following significant general and administrative expenses were incurred during the quarter ended March 31, 2014 with a comparison to costs incurred during the same quarter in 2013:

  $389,830 (2013 – $145,875) for legal expenses. The increase is the result of the work required for financing activities, a general increase in overall corporate activity and other corporate matters such as the Company’s response to the Petition (refer to The Centre for Biodiversity Petition to List the Mojave Shoulderband Snail as an Endangered Species above).

  $157,494 (2013 - $83,155) for audit, tax and accounting fees. The current period increase is the result of higher costs associated with the 2013 year-end audit. With the increase in overall corporate activity and a move from the exploration stage to the development stage, the amount of work required to complete the financial statement audit and the SOX audit increased as compared to the prior period.

  $171,584 (2013 – $Nil) for corporate expenses. The increase is due to the costs associated with the Company’s financing activities and a general increase in overall corporate activity. The Company opened an administrative office in Mojave in July 2013 and has been hiring new employees, hence increasing overall corporate expenses at the project level.

  $73,514 (2013 - $43,844) for consulting fees. The increase was the result of increased work during the current quarter by the Company’s President. The increase was also due to the reallocation of $29,692 in consulting fees originally capitalized in 2013.

  $121,078 (2013 - $Nil) for corporate salary. The increase is the result of the Company having seven full- time staff at the Vancouver and Mojave offices, including a CFO, COO and a Manager - Administration. The staff were hired between the second quarter of 2013 and the first quarter of 2014.

The Company incurred $691,297 (2013 - $Nil) for interest expense. The Company received C$10,000,000 by issuing convertible debentures in July 2013 and received $10,000,000 from a loan in January 2014. This resulted in interest expenses for the period. The interest expense includes an amortization of the discounted convertible debentures of $520,580 (2013 - $Nil), $45,717 (2013 - $Nil) relates to the stated interest on the July 2013 convertible debentures and $125,000 (2013 - $Nil) relates to the January 2014 loan.

The Company recorded a significant increase in the derivative liability including foreign exchange of $5,747,376 as a result of a significant increase in the Company’s share price during the quarter compared to a decrease of $611,949 for the same quarter in 2013. This item is a non-cash item and was recorded in accordance with accounting pronouncement ASC 850-40-15. Refer to Note 6 Related Party Transactions of the unaudited condensed consolidated interim financial statements for a detailed analysis of the changes in fair value of the derivative liability.

Interest income of $9,292 (2013 - $5,053) was higher during the three months ended March 31, 2014 as compared with the same period in 2013 due to higher cash balances in 2014. Interest rates remained low during the quarter and are projected to remain low for the remainder of 2014 at least.

The Company recorded a net and comprehensive loss of $7,494,638 (or $0.08 per share) during the quarter as compared to net and comprehensive income of $167,304 (or $0.00 per share) during the same quarter of 2013. The difference is mostly due to an increase in the derivative liability including foreign exchange resulting in a loss on fair value measurement of the derivative liability charged to comprehensive loss of $5,747,376, as discussed above.

Summary of Quarterly Results

Results for the eight most recent quarters are set out in the table below:

Results for the quarter ended on:	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013
Item	$	$	$	$
Revenue	Nil	Nil	Nil	Nil
Net income (loss) for the quarter	(7,494,638)	1,221,564	(637,634)	1,226,780
Basic net income (loss) per share	(0.08)	0.02	(0.01)	0.01
Diluted net income (loss) per share	(0.01)	(0.01)	(0.01)	0.01

Results for the quarter ended on:	March 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012
Item	$	$	$	$
Revenue	Nil	Nil	Nil	Nil
Net income (loss) for the quarter	167,304	803,716	(1,825,831)	183,733
Basic net income (loss) per share	0.00	0.01	(0.02)	0.00
Diluted net income (loss) per share	(0.00)	0.01	(0.02)	0.00

The results of operations can vary from quarter to quarter depending upon the nature, timing and cost of activities undertaken during the quarter, whether or not the Company incurs gains or losses on foreign exchange or grants stock options, and the movements in its derivative liability.

Reclamation Financial Assurance

The Company has provided reclamation financial assurance to the Bureau of Land Management, the State and Kern County totaling $478,727 (December 31, 2013 - $478,742; March 31, 2013 - $339,076). This deposit earns interest at 0.1% per annum and is not available for working capital purposes. The increase in the deposit was to ensure the amount of the reclamation financial assurance covers the asset retirement obligation from the previous year.

The Company estimates that reclamation financial assurance will increase to $552,250 in 2014 based upon the anticipated work done on site in 2014 and recorded this anticipated obligation as at March 31, 2014. The Company expects that the estimate will be approved by the Kern County Engineering, Surveying & Permit Services Department and submitted to the State Office of Mine Reclamation for approval.

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and clean-up its property based on its activities to date. During the three months ended March 31, 2014, there were no changes to the retirement obligations as compared with the year ended December 31, 2013, where $76,312 was capitalized to mineral property interests as the asset portion of the retirement obligation. The amount was capitalized as the Company is in the development stage and is capitalizing all of its development costs pursuant to our policy. The total asset retirement obligation as of March 31, 2014 is $552,250 (December 31, 2013 - $552,250). Prior to 2013, the asset retirement obligation was expensed.

Property Rent Payments

The Company continues to make property rent payments to landholders and paid $10,000 in cash and $24,480 in common shares of the Company in the first quarter of 2014 as compared to $28,500 during the same period in 2013. The overall payments during the year are expected to increase from approximately $161,000 in 2013 to approximately $177,000 in 2014. The Company is in ongoing discussions with landholders and has made offers to buy back royalty interests where attractive terms can be negotiated.

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

During the quarter ended June 30, 2013, the Company granted 300,000 options to Mr. Laurence Morris, the Company’s new Chief Operating Officer. The options are exercisable at a price of $1.16 for a period of five years from the date of grant and vest over a period of 18 months with 100,000 vesting in 6, 12 and 18 months respectively. The Company also granted 50,000 stock options to a consultant of the Company on June 3, 2013. The options are exercisable at a price of $1.16 for a period of five years from the date of grant and vest immediately.

During the quarter ended September 30, 2013, the Company granted 300,000 options to Ms. Andrée St-Germain, the Company’s new Chief Financial Officer. The options are exercisable at a price of $1.26 for a period of five years from the date of grant and vest over a period of 12 months with 100,000 vesting on the date of grant, and 100,000 vesting in 6 and 12 months respectively. The Company also granted 150,000 stock options to the Company’s independent directors on September 4, 2013. The options are exercisable at a price of $1.59 for a period of five years from the date of grant and vest immediately.

The Company did not grant options during the quarters ended December 31, 2013 and March 31, 2014.

A total of 1,320,000 (December 31, 2013 – 1,380,000; March 31, 2013 – 1,800,000) common shares were issuable pursuant to such stock options as at March 31, 2014.

Transactions with Related Parties

Consulting Fees

For the three months ended March 31, 2014, the Company paid $45,027 (2013 - $37,200) to Mr. H. L. Klingmann for services as President of the Company of which $15,287 (December 31, 2013 - $47,967; March 31, 2013 - $Nil) is payable as at March 31, 2014; paid $Nil (2013 - $6,700) to Mr. Chester Shynkaryk for his consulting services to the Company, paid $Nil (2013 - $7,400), to Mr. Ross McDonald for his services as the former CFO of the Company.

During the three months ended March 31, 2014, the Company paid a total of $11,624 (March 31, 2013 - $Nil) to its three independent directors. The two connected directors were not paid directors’ fees during the three months ended March 31, 2014 and 2013.

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

See also Note 6 of the unaudited condensed consolidated interim financial statements for more details on this instrument.

Loan Payable

In January 2014, the Company entered into an agreement to secure a $10,000,000 loan (the “Loan”). The Loan was provided by members of the Clay family including $7,500,000 provided by an investment vehicle managed by Thomas M. Clay, a Director and insider of the Company. The Loan has a twelve-month term and bears an annual interest rate of 5%, payable on the maturity date. If the Loan is repaid on a date that is less than 183 days before the maturity date, the Company will pay the Lenders an amount of 105% of the principal amount plus interest on the principal amount at the rate of 5% per annum accrued to the date the Loan is repaid. The outstanding balance will be immediately due and payable by the Company on the earlier of the maturity date, the first date during the term on which a financing over $15,000,000 is completed and the occurrence of an event of default. As at March 31, 2014, the value of the prepayment option has not met the recognition criteria under contingencies and therefore has not been recorded in these condensed consolidated interim financial statements.

See also Note 6 of the unaudited condensed consolidated interim financial statements for more details on this Loan.

There were no other transactions with related parties during the quarter ended March 31, 2014.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, receivables, accounts payable and accrued liabilities and loans payable approximate fair values because of the immediate or short-term maturity of these financial instruments. The carrying amount of the convertible debt instrument is being recorded at amortized cost using the effective interest rate method. As at March 31, 2014, the estimated fair value of the convertible debt using a discounted cash flow analysis based on an interest rate for a similar type of instrument was $14,184,110. The fair value of the reclamation financial assurance approximates the carrying value because the stated interest rates reflect recent market conditions or because the rates are variable in nature. The value of the embedded derivative is being recorded at its fair value using an acceptable valuation model at each reporting period.

It is the opinion of management that the Company is not exposed to significant interest, currency or credit risk arising from the use of these financial instruments.

Refer also to the note on fair value of derivative liability under Results of Operations above.

Liquidity and Capital Resources

The Company held $10,939,301 in cash and cash equivalents on March 31, 2014 as compared to $3,105,875 during the same period in 2013. The increase in the liquidity is the result of the proceeds from the 2013 convertible debentures and 2014 Loan (see Transactions with Related Parties above), partially off-set by increased corporate activity and activity on site.

Cash used in Operating Activities:

Cash was used to fund the general and administrative work on the Project and for legal, accounting, consulting and regulatory fees.

Cash from Financing Activities:

The Company secured a loan for net proceeds of $10,000,000 in January 2014. See Note 6 of the unaudited condensed consolidated interim financial statements for more details. The proceeds of the loan are used exclusively to advance the Project, including construction of infrastructure-related items that is now underway.

During the quarter ended on March 31, 2014, options were exercised by former directors, insiders and consultants as follows:

•	60,000 options for proceeds of $12,721

Cash used in Investing Activities:

The Company began capitalizing all development expenditures directly related to the Project in July 2012. Prior to July 2012, all Project-related expenditures were written off due to uncertainties around obtaining the necessary approvals for proceeding with the Project.

Cash used in investing activities totaled $3,087,257 during the quarter ended March 31, 2014 (2013 - $546,393).

The Company continued its work on the Project with the main work being completed in the first quarter of 2014 as follows:

Workshop-Warehouse: The Company awarded a contract for the construction of the workshop-warehouse and wash slab to a local contractor in November 2013. Foundation preparation and construction of the footings was completed in the first quarter of 2014.

Site Preparation: Work on the Phase 1 earthmoving projects was essentially completed in December 2013 with some final touch-up completed in January 2014.

EPCM: Detailed engineering work and construction management continued during the first quarter of 2014.

Crushing-Screening Plant: The first task required to begin construction in the crushing-screening plant area was to clear and grub the land in preparation for the eventual commencement of site grading. This task was completed in February 2014. The Company then proceeded with the site preparation of the area where the crushing-screening plant will be constructed. The lower portion of the area was mostly completed in March 2014. The fill material required for this project was taken from the events pond, which is located just downstream of the Merrill-Crowe plant.

Working Capital:

As at March 31, 2014, the Company had current assets of $11,010,573 (December 31, 2013 - $5,107,259; March 31, 2013 - $3,193,510) and current liabilities of $12,150,352 (December 31, 2013 - $1,521,954; March 31, 2013 - $401,045) or working capital deficiency of $1,139,779 (December 31, 2013 – working capital surplus of $3,585,305; March 31, 2013 – working capital surplus of $2,792,465). The decrease in working capital to a deficiency is the result of a significant increase in our current liabilities as a result of the $10 million 2014 January Loan (refer to Liquidity and Capital Resources above). Current assets are mainly comprised of cash and cash equivalents. The increase in cash and cash equivalents can be explained as described above.

The Company will use its cash on hand for ongoing work on site (refer to Construction of Infrastructure above), for detailed engineering of facilities for the Project, for buying back royalty interests, for additional land purchases, and for legal, accounting and regulatory fees.

Outstanding Share Data

The number of shares issued and outstanding and the fully diluted share position are set out in the table below:

Item	No. of Shares
Shares issued and outstanding on December 31, 2013	99,233,383
Shares issued for mineral properties	15,300
Shares issued pursuant to the exercise of stock options	60,000
Shares issued and outstanding on March 31, 2014	99,308,683	Exercise Price	Expiry Date
Director and consultants stock options*	1,320,000	US$0.21 to US$1.59	From 05/30/14 to 09/18/18
Shares to be issued as a finder’s fee	100,000	Not Applicable	Not Applicable
Bonus shares to H.L. Klingmann	600,000	Not Applicable	Not Applicable
Fully diluted on March 31, 2014	101,328,683
Shares to be issued on conversion of convertible debentures**	9,708,737	Lower of C$1.03 or market price on maturity date**	07/25/15
Fully diluted on May 12, 2014	111,037,420

The company has an unlimited authorized share capital

* Includes 270,000 options exercised in April and May 2014 by two former directors (refer to Subsequent Events below)
**The principal amounts of the convertible debentures, being an aggregate of C$10,000,000, are convertible into shares of the Company at a price of C$1.03 per share for a period of two years. If the convertible debentures have not been converted by the holder prior to the maturity date, then either the Company or the holder may convert them at the lower of C$1.03 or the market price as at the maturity date. The market price on the maturity date will be determined based on the volume weighted average price of the shares as traded on the TSX for the five trading days preceding the maturity date.

Outlook

The Project is now fully permitted.

Once a production decision is made, the Company will need significant additional financing to develop the Project into an operating mine. The revised estimated capital costs, including working capital and assuming purchase of the mining equipment, of $141 million.

The Company is evaluating various financing options for the Project, including debt, equity and other alternatives.

The Company is currently conserving cash and is not making new commitments for construction-related projects on site until Project financing has been secured.

The Company estimates that construction can be completed in approximately 15 to 18 months once Project financing has been secured.

It is not expected that the Company will hedge any of its gold or silver production.

The ability of the Company to develop a mine on the property is subject to numerous risks, certain of which are disclosed in the Company’s latest Form 10-K filing with the SEC, dated March 17, 2014. Readers should evaluate the Company’s prospects in light of these and other risk factors.

Mineral Properties

The Company received notice that it had met all remaining major conditions of the conditional use permits for the Project in July 2012. As a result, management of the Company made the decision to begin capitalizing all expenditures related to Project. Refer also to Note 2 Mineral Properties of the unaudited condensed consolidated interim financial statements for a more detailed discussion.

Subsequent Events

In April of 2014, 170,000 stock options were exercised into 170,000 common shares by two former directors for total proceeds of $35,700.

In May of 2014, 100,000 stock options were exercised into 100,000 common shares by one former director for total proceeds of $21,000.

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

If all of these criteria are met, drilling and related costs are capitalized. Drilling and related costs not meeting all of these criteria are expensed as incurred. The following factors are considered in determining whether or not the criteria listed above have been met, and capitalization of drilling costs is appropriate:

  Completion of a favorable economic study and mine plan for the ore body targeted;
  Authorization of development of the ore body by management and/or the Board of Directors; and
  All permitting and/or contractual requirements necessary for us to have the right to or control of the future benefit from the targeted ore body have been met.

Once production has commenced, capitalized costs will be depleted using the units-of-production method over the estimated life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to the Consolidated Statements of Loss and Comprehensive Loss for that period.

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

The Company has provided reclamation financial assurance to the Bureau of Land Management, the State of California and Kern County totaling $478,727.

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

Recently Issued Accounting Standards

There are no recently issued accounting standards that affected the Company and its financial reporting or any of its accounting policies.

Qualified Person and Caution With Respect to Forward-looking Statements

Mr. H.L. Klingmann, P.Eng., the President of the Company, is a qualified person for the purposes of NI 43-101 and has reviewed and approved the technical information in this Form 10-Q.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We hold 85% of our cash in bank deposit accounts with a single major financial institution. The interest rates received on these balances may fluctuate with changes in economic conditions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash balances during the quarter ended March 31, 2014, a 1% decrease in interest rates would have reduced the interest income for the quarter ended March 31, 2014 to a trivial amount.

Foreign Currency Exchange Risk

Foreign currency exchange rates can fluctuate widely due to numerous factors, such as supply and demand for foreign and U.S. currencies and U.S. and foreign country economic conditions. Currency exchange fluctuations may impact the costs of our operations and may affect our profitability and cash flows. Specifically, the appreciation of the U.S. dollar against the Canadian dollar may result in an increase in our operating costs in Canadian dollar terms. The Company now holds approximately 95% of its funds in U.S. dollar deposit accounts with a Canadian financial institution and a U.S. financial institution to eliminate currency exchange risks.

We currently do not engage in any currency hedging activities.

Commodity Price Risk

Our primary business activity is the development of a gold-silver, open pit, heap leach operation on the Soledad Mountain property. Decreases in the price of either gold or silver from current levels has the potential to negatively impact our ability to secure the significant additional financing required to develop the Project into an operating mine. Gold and silver prices may fluctuate widely from time to time and are affected by numerous factors, including expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and government policies. Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold and silver supply and demand.

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

As of March 31, 2014, our Chief Executive Officer and Chief Financial Officer, and our external Sarbanes-Oxley consultants carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2014 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued in 1992.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2014, the Company determined that there were no deficiencies that constituted material weaknesses.

As a result, management has concluded that the Company did maintain effective internal control over financial reporting as of March 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO as issued in 1992.

Changes in Internal Control

There were changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarter ended March 31, 2014. The Company implemented a process for initiating, reviewing, and approving property development expenditures at the beginning of the quarter to ensure no unauthorized expenditures are incurred.

The Company also adopted during the first quarter of 2014 a new accounting system. As a result, user controls and new process controls have been implemented.

Fraud Analysis

The Company is committed to preventing fraud and corruption and is developing an anti-fraud culture. To achieve this goal, the Company has committed to the following:

1.	Developing and maintaining effective controls to prevent fraud;
2.	Ensuring that if fraud occurs a vigorous and prompt investigation takes place;
3.	Taking appropriate disciplinary and legal actions;
4.	Reviewing systems and procedures to prevent similar frauds;
5.	Investigating whether there has been a failure in supervision and take appropriate disciplinary action if supervisory failures occurred; and
6.	Recording and reporting all discovered cases fraud.

The following policies have been developed to support the Company’s goals:

  Insider Trading Policy
  Managing Confidential Information Policy
  Whistleblower Policy
  Anti-corruption Policy

All policies can be viewed in full on the Company’s website at www.goldenqueen.com

For the years ended December 31, 2012 and 2013, there were no reported instances of fraud.

PART II – OTHER INFORMATION

Item 6.        Exhibits

10.1	Management contract with Chief Financial Officer.

10.2	Management contract with Chief Operating Officer.

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934.

32.1	Section 1350 Certification of the Principal Executive Officer.

32.2	Section 1350 Certification of the Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2014

GOLDEN QUEEN MINING CO. LTD.
(Registrant)

By:	/s/ H. Lutz Klingmann
H. Lutz Klingmann
Principal Executive Officer

By:	/s/ Andree St-Germain
Andree St-Germain
Principal Financial Officer