Form 10-Q
period 2014-06-30
GOLDEN QUEEN MINING CO LTD
filed 2014-08-11
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
As of August 11, 2014 the registrant’s outstanding common stock consisted of 99,778,683 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Golden Queen Mining Co. Ltd.
Condensed Consolidated Interim Financial Statements
June 30, 2014

(Unaudited - US Dollars)

GOLDEN QUEEN MINING CO. LTD.
Condensed Consolidated Interim Balance Sheets
(Unaudited - US dollars)

	June 30,	December 31,
	2014	2013
Assets

Current assets:
Cash	$5,076,621	$5,030,522
Receivables	28,538	13,786
Prepaid expenses and other current assets	163,053	62,951

Total current assets	5,268,212	5,107,259

Property and equipment, net	268,033	286,256
Mineral property interests (Note 2)	18,412,963	9,919,486
Reclamation financial assurance (Note 4)	478,739	478,742

Total Assets	$24,427,947	$15,791,743

Liabilities and Shareholders’ Equity (Deficiency)

Current liabilities:
Accounts payable and accrued liabilities (Note 6(i))	$1,876,601	$1,438,904
Interest payable (Note 6(ii) and (iii))	911,639	76,699
Loan payable (Note 6(iii))	10,000,000	-
Property rent payments	-	6,351

Total current liabilities	12,788,240	1,521,954

Asset retirement obligations (Note 4)	552,250	552,250
Derivative liability–Convertible debenture (Note 6(ii))	6,946,682	2,833,987
Convertible debenture (Note 6(ii))	5,772,276	4,642,620

Total liabilities	26,059,448	9,550,811

Shareholders’ Equity (Deficiency)
Preferred shares, no par value, 3,000,000 shares authorized; no shares outstanding Common shares, no par value, unlimited shares authorized (2013-unlimited); 99,778,683 (2013 – 99,233,383) shares issued and outstanding (Note 3)	62,709,015	62,289,402
Additional paid-in capital	9,835,578	9,927,142
Deficit accumulated	(74,176,094)	(65,975,612)

Total shareholders’ equity (Deficiency)	(1,631,501)	6,240,932

Total Liabilities and Shareholders’ Equity (Deficiency)	$24,427,947	$15,791,743

Basis of Presentation and Ability to Continue as a Going Concern (Note 1)
Commitments and Contingencies (Note 5)
Subsequent Events (Note 10)

Approved by the Directors:

“H. Lutz Klingmann”	“Thomas M. Clay”
H. Lutz Klingmann, Director	Thomas M. Clay, Director

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
Condensed Consolidated Interim Statements of Income/(Loss) and Comprehensive Income/(Loss)
(Unaudited - US dollars)

	Three	Three	Six
	Months	Months	Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

General and administrative expenses	$(2,081,950)	$(452,804)	$(3,147,208)	$(902,501)
Change in fair value of derivative liability including change in foreign exchange (Notes 6(ii) and 8)	1,634,681	1,672,861	(4,112,695)	2,284,810

	(447,269)	1,220,057	(7,259,903)	1,382,309
Interest expense (Note 6)	(264,120)	-	(955,417)	-
Interest income	5,546	6,723	14,838	11,775

Net and comprehensive income (loss) for the period	$(705,843)	$1,226,780	$(8,200,482)	$1,394,084

Earnings (Loss) per share (Note 9):
Earnings (Loss) per share - basic	$(0.01)	$0.01	$(0.08)	$0.01

Earnings (Loss) per share - diluted	$(0.02)	$(0.00)	$(0.08)	$(0.01)

Weighted average number of common shares outstanding -basic	99,619,562	98,228,768	99,441,099	98,116,201

Weighted average number of common shares outstanding - diluted	109,418,434	99,376,903	99,441,099	99,334,081

See Accompanying Summary of Accounting Policies and Notes to Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.
Condensed Consolidated Interim Statements of Shareholders’ Equity (Deficiency)
(Unaudited - US dollars)

					Total Shareholders’
	Common		Additional	Deficit	Equity
	Shares	Amount	Paid-in Capital	Accumulated	(Deficiency)
Balance, December 31, 2012	97,998,383	$61,959,471	$8,407,935	$(67,953,626)	$2,413,780
Issuance of common shares for mineral property	15,000	22,568	-	-	22,568
Stock options exercised	1,220,000	307,363	-	-	307,363
Stock-based compensation	-	-	271,137	-	271,137
Reclassification of derivative liability on the exercise of stock options	-	-	910,054	-	910,054
Reclassification of derivative liability upon conversion of exercise price of stock	-	-	338,016	-	338,016
Net income for the year	-	-	-	1,978,014	1,978,014

Balance, December 31, 2013	99,233,383	$62,289,402	$9,927,142	$(65,975,612)	$6,240,932
Issuance of common shares for mineral property interests	15,300	24,480	-	-	24,480
Stock options exercised	530,000	395,133	(283,712)	-	111,421
Stock-based compensation	-	-	192,148	-	192,148
Net loss for the period	-	-	-	(8,200,482)	(8,200,482)

Balance, June 30, 2014	99,778,683	$62,709,015	$9,835,578	$(74,176,094)	$(1,631,501)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
Condensed Consolidated Interim Statements of Cash Flows
(Unaudited - US dollars)

	Six Months	Six Months
	Ended	Ended
	June 30, 2014	June 30, 2013

Operating activities:
Net income (loss) for the period	$(8,200,482)	$1,394,084
Adjustments to reconcile net income (loss) to cash used in operating activities:
Amortization and depreciation	18,223	5,224
Amortization of debt discount and interest accrual	955,417	-
Change in fair value of derivative liability including change in foreign exchange	4,112,695	(2,284,810)
Stock option compensation	192,148	66,359
Unrealized foreign exchange	18,369	-
Changes in assets and liabilities:
Receivables	(14,752)	6,793
Prepaid expenses and other current assets	(100,102)	23,799
Accounts payable and accrued liabilities	203,275	66,745

Cash used in operating activities	(2,815,209)	(721,806)

Investment activities:
Additions to mineral property interests	(7,250,113)	(1,777,025)
Deposits on mineral properties	-	-
Release (purchase) of financial assurance	-	(14,434)

Cash used in investing activities	(7,250,113)	(1,791,459)
Financing activities:
Borrowing under short-term debt	10,000,000	-
Issuance of special warrants	-	76,396
Issuance of common shares upon exercise of stock options	111,421	-

Cash provided by financing activities	10,111,421	76,396

Net change in cash	46,099	(2,436,869)

Cash, Beginning balance	5,030,522	4,031,403

Cash, Ending balance	$5,076,621	$1,594,534

Supplementary Disclosures of Cash Flow Information (Note 7)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2014
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

Generally Accepted Accounting Principles (“GAAP”) The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2014
(Unaudited - US dollars)

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

Capitalized Interest For significant exploration and development projects, interest is capitalized as part of the historical cost of developing and constructing assets in accordance with ASC 835-20 ("capitalization of interest"). Interest is capitalized until the asset is ready for service. Capitalized interest is determined by multiplying the Company’s weighted-average borrowing cost on debt by the average amount of qualifying costs incurred. Once an asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depletion or impairment. See Note 6(iv)— Interest Expense.

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

Foreign Currency Translation The Company’s functional and reporting currency, the US dollar, is the primary economic currency. Assets and liabilities in foreign currencies are generally translated into US dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at exchange rates on the date of the transaction. Where amounts denominated in a foreign currency are converted into US dollars by remittance or repayment, the realized exchange differences are included in other income. The exchange rates prevailing at June 30, 2014 and December 31, 2013 were $1.07 and $1.06 stated in Canadian dollars per one US dollar, respectively. The average rates of exchange during the three months ended June 30, 2014 and the year ended December 31, 2013 were $1.09 and $1.03, stated in Canadian dollars per one US dollar, respectively.

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2014
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

Fair Value of Financial Instruments The carrying amounts reported in the balance sheets for cash and cash equivalents, receivables, accounts payable and accrued liabilities and loans payable approximate fair values because of the immediate or short-term maturity of these financial instruments. The carrying amount of the convertible debt instrument is being recorded at amortized cost using the effective interest rate method. As at June 30, 2014, the estimated fair value of the convertible debt using a discounted cash flow analysis based on an interest rate for a similar type of instrument without a conversion feature was $12,297,540. The fair value of the reclamation financial assurance approximates the carrying value due to its short term nature. The value of the embedded derivative is being recorded at its fair value using an acceptable valuation model at each reporting period.

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

Stock Option Plan The Company’s current stock option plan (the “Plan”) was adopted by the Company in 2013 and approved by shareholders of the Company in 2013. The Plan provides a fixed number of 7,200,000 common shares of the Company that may be issued pursuant to the grant of stock options. The exercise price of stock options granted under the Plan shall be determined by the Company’s Board of Directors (the “Board”), but shall not be less than the volume-weighted, average trading price of the Company’s shares on the TSX for the five trading days immediately prior to the date of the grant. The expiry date of a stock option shall be the date so fixed by the Board subject to a maximum term of five years. The Plan provides that stock options will terminate on the earlier of the expiry of the term and (i) 12 months from the date an option holder dies, (ii) 12 months from the date the option holder ceases to act as a director or officer of the Company, or (iii) 12 months from the date the option holder ceases to be employed, or engaged as a consultant, by the Company. All options granted under the 2013 Plan will be subject to such vesting requirements as may be prescribed by the TSX, if applicable, or as may be imposed by the Board. A total of 850,000 (December 31, 2013 – 1,380,000; June 30, 2013 – 1,800,000) common shares were issuable pursuant to such stock options as at June 30, 2014.

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2014
(Unaudited - US dollars)

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

New Accounting Policies Effective June 2014, FASB issued Accounting Standards update (“ASU”) 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation - The amendments in this Update eliminate the concept of a development state entity (DSE) from U.S. GAAP.

The amendments also eliminate an exception previously provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity at risk. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to:

  Present inception-to-date information in the statements of income, cash flows, and shareholder equity;
  Label the financial statements as those of a development stage entity;

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2014
(Unaudited - US dollars)

  Disclose a description of the development stage activities in which the entity is engaged; and
  Disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company early adopted the new reporting requirements of ASU No. 2014-10 in its financial reporting for its interim period beginning April 1, 2014 and its 2014 annual report will also reflect the early adoption of the new requirements.

In July 2013, FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exits." The FASB's objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU became effective for the Company on January 1, 2014. The ASU did not have a significant impact on the Company’s financial statements.

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2014
(Unaudited - US dollars)

1. Basis of Presentation and Ability to Continue as a Going Concern

The Company has had no revenues from operations since inception and as at June 30, 2014 had a deficit of $74,176,094 (December 31, 2013 - $65,975,612) and a working capital deficit of $7,520,028 (December 31, 2013 – surplus of $3,585,305). Management plans to control current costs and anticipates that the remaining funds from the $10 million loan from January 2014 (Note 6(iii) – Related Party Transactions), will fund project development and administrative activities over the next several months. The proceeds from the July 2, 2014 Loan from Leucadia and Auvergne (Note 10 – Subsequent Events) will also fund the Company’s project development activities over the next several months.

The Company announced on June 9, 2014 that it entered into an agreement (the “Transaction Agreement”) regarding a proposed joint venture with Gauss LLC. Pursuant to the Transaction Agreement, the Company’s joint venture partner will invest US$110 million in cash in exchange for a 50% interest in the Project. Closing of the joint venture is subject to approval by Golden Queen’s disinterested shareholders and certain other conditions. Please refer to the Form 10-Q dated August 11, 2014 for further details on the proposed joint venture transaction.

A production decision will be made if and when the joint venture transaction closes.

The ability of the Company to obtain financing for its ongoing activities and thus maintain solvency, or to fund construction of the Project (including funding its portion of capital requirements under the joint venture to be formed upon closing of the joint venture pursuant to the Transaction Agreement), is dependent on equity market conditions, the market for precious metals, the willingness of other parties to lend the Company money or the ability to find a merger partner. While the Company has been successful at certain of these efforts in the past, there can be no assurance that future efforts will be successful. This raises substantial doubt about the Company’s ability to continue as a going concern.

These condensed consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Mineral Properties

In July 2012, the Company received notice that it had met all the remaining major conditions of the conditional use permits for development of the Project. As a result, management made the decision to begin capitalizing all development expenditures directly related to the Project. Prior to July 2012, all acquisition costs were written off due to uncertainties around obtaining the necessary permits. Development expenditures for the three months ended on June 30, 2014 are as follows:

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

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2014
(Unaudited - US dollars)

2. Mineral Properties – Continued

Balance, December 31, 2013	$9,919,486
Acquisition costs:
Mineral properties	1,221,743
Deferred costs:
Property rent payments	97,480
Road construction	193,428
Site infrastructure development	723,148
Site development costs	3,300,879
Workshop and warehouse	1,543,602
Crushing-Screening Plant	1,360,426
Leach pad construction	52,771
8,493,477
Balance, June 30, 2014	$18,412,963

As at June 30, 2014, included in site infrastructure development is capital properties and equipment with a total accumulated cost of $410,305 (2013 - $226,721). Total additions during the three and six months ended June 30, 2014 were $107,227 and $183,584 (Three and six months ended June 30, 2013 - $Nil and $Nil). During the three and six months ended June 30, 2014, amortization of $14,269 and $21,099 (Three and six months ended June 30, 2013 - $Nil and $Nil) relating to these assets was capitalized within site infrastructure development.

As at June 30, 2014, included in site development costs is interest expense of $990,813 (December 31, 2013 - $Nil). The Company is capitalizing a portion of the interest expense related to the convertible debenture and loan in accordance with its accounting policy. See Note 6 (iv) – Interest Expense.

3. Share Capital

Common shares - 2014

In May 2014, 300,000 stock options were exercised and the Company issued 300,000 common shares at $0.21 per share for proceeds of $63,000. The total transferred to share capital from additional paid-in capital upon exercise of stock options was $160,592.

In April 2014, 170,000 stock options were exercised and the Company issued 170,000 common shares at $0.21 per share for proceeds of $35,700. The total transferred to share capital from additional paid-in capital upon exercise of stock options was $91,002.

In February 2014, the Company issued 15,300 common shares for mineral property interests with a total fair value of $24,480. The fair value was based on the market price on the date of issuance.

In February 2014, 60,000 stock options were exercised and the Company issued 60,000 common shares at $0.21 per share for proceeds of $12,721. The total transferred to share capital from additional paid-in capital upon exercise of stock options was $32,118.

Common shares - 2013

In March 2013, the Company issued 15,000 common shares for mineral property interests with a total fair value of $22,568 (C$23,250).

In April 2013, 200,000 stock options were exercised and the Company issued 200,000 common shares at C$0.26 per share for proceeds of $50,674 (C$52,000). The total transferred to share capital from additional paid-in capital upon exercise of stock options was $132,011.

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2014
(Unaudited - US dollars)

3. Share Capital – Continued

In May 2013, 100,000 stock options were exercised and the Company issued 100,000 common shares at C$0.26 per share for proceeds of $25,722 (C$26,000). The total transferred to share capital from additional paid-in capital upon exercise of stock options was $90,496.

In September 2013, 20,000 stock options were exercised and the Company issued 20,000 common shares at C$0.26 per share for proceeds of $5,017 (C$5,200). The total transferred to share capital from additional paid-in capital upon exercise of stock options was $24,724.

In October 2013, 500,000 stock options were exercised and the Company issued 500,000 common shares at C$0.26 per share for proceeds of $126,373 (C$130,000). The total transferred to share capital from additional paid-in capital upon exercise of stock options was $355,351.

In October 2013, 300,000 stock options were exercised and the Company issued 300,000 common shares at C$0.26 per share for proceeds of $74,677 (C$78,000).

In November 2013, 100,000 stock options were exercised and the Company issued 100,000 common shares at C$0.26 per share for proceeds of $24,900 (C$26,000). The total transferred to share capital from additional paid-in capital upon exercise of stock options was $68,849.

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

The following is a summary of stock option activity during the six month period ended June 30, 2014:

		Weighted
		Average Exercise
	Shares	Price per Share

Options outstanding and exercisable: December 31, 2013	1,380,000	$0.87

Stock options issued	-	-

Stock options exercised	(530,000)	$0.21

Options outstanding, June 30, 2014	850,000	$1.27

Options exercisable, June 30, 2014	650,000	$1.29

During the three and six months ended June 30, 2014, the Company recognized $96,074 and $192,148 (Three and six months ended June 30, 2013 - $Nil and $Nil) in stock-based compensation relating to employee stock options that have vesting terms.

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2014
(Unaudited - US dollars)

3. Share Capital – Continued

During the year ended December 31, 2013, there were 800,000 stock options issued for a total stock-based compensation expense of $475,263 of which $271,137 related to stock options issued to employees and $204,126 related to stock options issued to non-employees. Of the options issued, 50,000 were issued to a consultant and vested immediately while an additional 150,000 options were issued to directors and they also vested immediately. The remaining 600,000 stock options were issued to two employees of which 100,000 vested immediately. The remaining 500,000 stock options had vesting conditions as follows:

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

As at June 30, 2014, the aggregate intrinsic value of the outstanding exercisable options was approximately $140,385 (December 31, 2013 - $325,995; June 30, 2013 - $1,020,208).

The total intrinsic value of 530,000 options exercised during 2014 was approximately $678,494 (December 31 2013 - $881,816).

The unamortized compensation expense as at June 30, 2014 was $134,014 (December 31, 2013 - $325,158; June 30, 2013 - $Nil).

The following table summarizes information about stock options outstanding and exercisable at June 30, 2014:

		Weighted
	Number	Average
	Outstanding	Remaining
Expiry	and	Contractual Life	Exercise
Date	Exercisable	(Years)	Price

April 18, 2015	50,000	0.80	$1.22
June 3, 2018	300,000	3.93	$1.16
June 3, 2018	50,000	3.93	$1.16
September 3, 2018	150,000	4.18	$1.59
September 18, 2018	300,000	4.22	$1.26

Outstanding, June 30, 2014	850,000	3.89
Exercisable, June 30, 2014	650,000	3.84

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2014
(Unaudited - US dollars)

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

The Company has provided reclamation financial assurance to the Bureau of Land Management, the State and Kern County totaling $478,739 (2013 - $478,742). This deposit earns interest at 0.1% per annum and is not available for working capital purposes.

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and clean-up the property within the Project based on its activities and planned activities to date.

Management made the decision to capitalize all development expenditures directly related to the Project in July 2012, $Nil (December 31, 2013- $76,312) was capitalized as the asset portion of the retirement obligation for the period ended June 30, 2014. The following is a summary of asset retirement obligations:

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

The Company is required to make property rent payments related to its mining lease agreements with landholders, in the form of advance minimum royalties. The total property rent payments for the six months ended June 30, 2014 were $99,980 of which $24,480 was related to common shares issued (Year ended December 31, 2013 - $161,190 of which $22,568 related to common shares issued), and the Company is expected to make approximate payments of $184,000 in 2014 to various landowners under the existing lease agreements. The payments are at the discretion of the Company and will cease if and when the Company goes into production and then begins paying royalty payments on production yields.

There are multiple third party landholders and the royalty amount due to each landholder over the life of the Project varies with each property.

Finder’s fee

The Company has agreed to issue 100,000 common shares as a finder’s fee in connection with certain property acquisitions upon commencement of commercial production of the Project. As of June 30, 2014, commercial production has not commenced and no shares have been issued.

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2014
(Unaudited - US dollars)

5. Commitments and Contingencies - Continued

Management agreement

In 2004, the Company entered into an agreement with the President of the Company to issue 300,000 bonus shares upon completion of certain milestones. Upon receipt by the Company of a bankable feasibility study and the decision to place the Property into commercial production, a bonus of 150,000 common shares would be issued. Upon commencement of commercial production on the Property, a further bonus of 150,000 common shares would be issued. In May 2010, the Company entered into an amendment to the agreement whereby the 300,000 bonus shares would alternatively be issuable upon a change of control transaction, or upon a sale of all or substantially all of the Company’s assets, having a value at or above C$1.00 per share of the Company, with a further 300,000 bonus shares being issuable in the event the change of control transaction or asset sale occurred at a value at or above C$1.50 per share. This amended agreement is for a term of three years and shall automatically renew for two years. As at June 30, 2014, none of the milestones had been reached and no commitment to issue the common shares has been recorded in connection with these arrangements.

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

6. Related Party Transactions

Except as noted elsewhere in these consolidated financial statements, related party transactions are disclosed as follows:

(i)	Consulting Fees

For the three and six months ended June 30, 2014, the Company paid $39,032 and $84,059 (2013 - $37,371 and $74,523) to Mr. H. L. Klingmann for services as President of the Company of which $13,797 (December 31, 2013 - $47,967; June 30, 2013 - $Nil) is payable as at June 30, 2014.

During the three and six months ended June 30, 2014, the Company paid a total of $11,815 and $23,439 (2013 - $Nil and $Nil) to its three independent directors. The two non independent directors, Lutz Klingmann and Thomas M. Clay, were not paid directors’ fees during the three and six months ended June 30, 2014 or 2013.

(ii)	Convertible Debentures

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

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2014
(Unaudited - US dollars)

6. Related Party Transactions – Continued

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

On inception of the debentures, the fair value of the derivative liability related to the conversion feature was $5,741,520 and as at June 30, 2014, was $6,946,682 (December 31, 2013 - $2,833,987). The derivative liability was calculated using an acceptable option pricing valuation model with the following assumptions:

	2014	2013
Risk-free interest rate	1.07% - 1.09%	1.13% - 1.15%
Expected life of derivative liability	1.07 - 1.32 years	1.57 - 2 years
Expected volatility	95.87 - 98.71%	73.43% - 89.52%
Dividend rate	0.00%	0.00%

The changes in the derivative liability related to the conversion feature are as follows:

	June 30, 2014	December 31, 2013

Balance, beginning of the period	$2,833,987	$-
Fair value at inception	-	5,741,520
Change in fair value of derivative liability including
foreign exchange	4,112,695	(2,907,533)
Balance, end of the period	$6,946,682	$2,833,987

With the conversion feature initially being valued at $5,741,520, the resulting residual value allocated to the host debentures was $3,975,480, being the difference between the face value of the convertible debentures and the fair value of the conversion feature derivative liability.

The change in the convertible debentures is as follows:

	June 30, 2014	December 31, 2013
Balance, beginning of the year	$4,642,620	$-
Discounted convertible debentures	-	3,975,480
Amortization of discount	1,113,618	811,327
Foreign exchange	16,038	(144,187)
Balance, end of the period	$5,772,276	$4,642,620

During the three and six months ended June 30, 2014, in addition to the amortization of the discount on the convertible debenture, the Company incurred interest expense of $45,799 and $91,516 (June 30, 2013 - $Nil and $Nil) based on the 2% per annum stated interest rate for a total interest expense of $638,837 and $1,205,134 for the three and six months ended June 30, 2014 (June 30, 2013- $Nil and $Nil). As at June 30, 2014, a total of $990,813 (2013 - $Nil) has been capitalized to mineral property interest. See Note 6 (iv).

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2014
(Unaudited - US dollars)

6. Related Party Transactions – Continued

(iii)	Loan Payable

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

The Loan will be repaid on a date that is less than 183 days before the maturity date As a result, the Company will pay the Lenders a prepayment penalty in the amount that is equivalent to 105% of the principal amount, plus interest on the principal amount at the rate of 5% per annum accrued to the date the Loan is repaid. The estimated $500,000 finance charge, included in the $741,096 interest payable balance, represents the prepayment penalty to the Lenders.

June 30, 2014
Balance, beginning of the period	$-
Proceeds from the loan	10,000,000
Balance, end of the period	$10,000,000

The interest expense and prepayment finance charge of $741,096 has been accrued on this loan since inception and is included in interest payable as at June 30, 2014.

(iv)      Amortization of discount and Interest Expense

The following summarizes the capitalized amortization of discount and interest expense as at June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
Amortization of discount and interest on loan and convertible debenture	$1,946,230	$888,026
Less: Interest costs capitalized	(990,813)	-
Amortization of discount and interest expensed	$955,417	$-

7. Supplementary Disclosures of Cash Flow Information

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013
Cash paid during year for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash financing and investing activities:
Stock option compensation	$192,148	$-
Common shares issued for mineral property	$24,480	$-
Gain (loss) on change in fair value of derivative liability	$(4,112,695)	$2,284,810
Mineral property expenditures included in accounts payable	$228,071	$313,847
Non-cash interest cost capitalized to mineral property interests	$990,813	$-
Non-cash amortization of discount and interest expense	$955,417	$-

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2014
(Unaudited - US dollars)

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

During the three month period ended June 30, 2014 and the year ended December 31, 2013, there were no warrants treated as derivative liabilities.

The changes of derivative liability for options and warrants are as follows:

	June 30,	December 31,
	2014	2013

Balance, beginning of the period	$-	$3,522,071
Fair value of options granted	-	204,126
Fair value of options exercised	-	(910,054)
Change in fair value of options and warrants including foreign exchange	-	(2,478,127)
Extinguishment of liability on conversion of exercise price of options to Company’s functional currency	-	(338,016)
Balance, end of the period	$-	$-

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2014
(Unaudited - US dollars)

9. Earnings (Loss) Per Share

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Numerator:
Net income (loss) – numerator for basic EPS	$(705,843)	$1,226,780	$(8,200,482)	$1,394,084
Amortization of discount	-	-	-	-
Change in derivative liability – Convertible debentures	(1,634,681)	-	-	-
Change in derivative – Stock options	-	(1,672,861)	-	(2,284,810)

Numerator for diluted EPS	$(2,340,524)	$(446,081)	$(8,200,482)	$(890,726)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Denominator:
Denominator for basic EPS	99,619,562	98,228,768	99,441,099	98,116,201
Effect of dilutive securities:
Employee stock options	90,134	1,148,136	-	1,217,880
Convertible debenture	9,708,738	-	-	-
Denominator for diluted EPS	109,418,434	99,376,903	99,441,099	99,334,081

Basic earnings(loss) per share	$(0.01)	$0.01	$(0.08)	$0.01
Diluted loss per share	$(0.02)	$(0.00)	$(0.08)	$(0.01)

For the three and six month periods ended June 30, 2014, 150,000 (June 30, 2013 – 400,000) options were not included above as their impact would be anti-dilutive. In addition, for the six month period ended June 30, 2014, the convertible debenture was not included above as its effect would be anti-dilutive.

10. Subsequent Events

July 2, 2014 Advance with Leucadia and Auvergne

The Company announced on July 2 that the Company and its wholly owned subsidiary entered into a loan agreement with Leucadia National Corporation (“Leucadia”) and Auvergne, LLC, an entity controlled by certain members of the Clay family (“Auvergne”, and together with Leucadia, the “Lenders”), with the Company as guarantor, in respect of an advance of $10,000,000 (the “Loan”) by the Lenders (as to $6,500,000 from Leucadia and $3,500,000 from Auvergne) to the subsidiary. The Loan is collateralized against certain assets of the subsidiary and the Company, and ranks in priority to existing debt. Proceeds will be used to advance the development of the Soledad Mountain Project.

The maturity date of the Loan will be the closing of the joint venture transaction with Gauss LLC (Refer to Note 1) the “JV Closing”). In the event the JV Closing occurs later than September 30, 2014, the maturity date can be extended to December 1, 2014 by paying a $1,000,000 extension fee. The extension fee is not payable if the JV Closing occurs before the extended maturity date.

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2014
(Unaudited - US dollars)

10. Subsequent Events (Continued)

The Loan will bear interest at a rate of 10.0% per annum, compounded monthly. After the occurrence and during the continuation of an event of default, interest on the Loan will accrue at a rate of 12.0% per annum.

The repayment of the Loan, accrued interest and extension fee, if any, will be funded from the proceeds of the joint venture transaction upon the JV Closing.

Significant Commitments on Site in July 2014

The Company entered into the following significant commitments during July 2014:

•	Confirmed an order for a high-pressure grinding roll with ThyssenKrupp Industrial Solutions (USA), Inc. (Formerly Polysius Corporation) and made a deposit of approximately $1.0 million in July;
•	Committed to the construction and commissioning of the basic water supply for the Project approximately $1.2 million and;
•	Committed to the construction of the assay laboratory building with plumbing and electrical items approximately $1.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of the operating results and financial condition of Golden Queen Mining Co. Ltd. (“Golden Queen” or the “Company”) is as at August 11, 2014 and should be read in conjunction with the unaudited condensed consolidated interim financial statements of the Company for the quarter ended June 30, 2014 and the notes thereto.

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

Construction of Infrastructure and Project Facilities

Construction continued on site during the second quarter and proceeded smoothly with no incidents to report.

Phase 1 Construction

The access road from the dip crossing to site and the parking lot were paved.

The Company awarded a contract for the construction of the workshop-warehouse and wash slab to a contractor based in Lancaster in November 2013. This was the first of a number of turn-key projects. A milestone was reached when the prepared workshop-warehouse pad was formally handed over to the contractor to start construction of the footings in January 2014.

The following points apply to the construction of the workshop-warehouse:

  The outside slabs and walkways were formed and concrete poured and this completed the concrete work;
  The outside of the building was completed in June;
  A 15-ton crane and a light vehicle hoist were installed and commissioned in June;
  The inside finishing work was completed in July and all systems were tested;
  A number of smaller safety-related items were noted during an inspection and these are being corrected;
  Concrete K-rail was purchased and set in place between the workshop-warehouse building and the excavated slope as a safety measure and to meet MSHA requirements; and
  Work is now under way to equip the workshop-warehouse with shelving for the warehouse, and lubrication equipment and a completed compressed air system for the workshop.

The construction of a guard shack with a sliding gate was completed in May 2014.

Phase II Construction

The following projects are part of Phase II construction and are under way:

  The construction and commissioning of the basic water supply for the Project, scheduled for completion in the fourth quarter of 2014;
  The construction of the workshop-warehouse septic system/leach field;

  The procurement and construction of the fuel storage facility;
  Confirmed an order for a high-pressure grinding roll (“HPGR”) with ThyssenKrupp Industrial Solutions (USA), Inc. (formerly Polysius Corporation) and made a deposit of approximately $1.0 million in July; and
  Detailed designs and cost estimates have been completed for the construction of the assay laboratory, and the contract for the construction of the assay laboratory has been awarded in July.

The following points apply to the site grading of the area where the crushing-screening plant will be constructed:

  The required fill material was taken from the overflow pond, which is part of the heap leach facilities;
  Earthmoving is complete for this project and final grading was completed in early June;
  As-built surveys were completed and our contractor is doing the final and detailed layout and design of the crushing-screening plant with the HPGR; and
  The next step in this area is the construction of a Hilfiker retaining wall.

Phase III Construction

The Company has awarded the following contracts:

  A contract for the construction of the access road to the area where the downwind environmental monitoring station will be constructed;
  A contract for the site grading of the area where the Merrill-Crowe plant will be constructed;
  A contract to excavate the base of the Hilfiker retaining wall;
  A contract for the construction of the heap leach facilities pump box;
  A contract for a test program to determine the parameters for the clay-tailings mix that will be used to construct the lower liner of the Phase 1, Stage 1 heap leach pad; and
  A number of smaller miscellaneous projects that are also under way.

The Company has consistently been able to secure permits for construction of the facilities and have not experienced any difficulties to date.

The Company is now managing site security and there were no incidents to report in the second quarter.

The Company has an active Community Outreach Program with a number of site visits arranged for local community groups.

Key Changes in Costs from the Feasibility Study

One of the Company's priorities in the first quarter of 2014 was to do more detailed engineering for construction and update cost estimates for the major turn-key projects. The feasibility study capital cost estimates were prepared in 2012 and were therefore out of date by around 18 months by the end of 2013. The detailed designs are either well under way or have essentially been completed, and the Company has received updated cost estimates for all of the turn-key projects.

The current designs and updated cost estimates have raised the total estimated capital cost to build the Project to $114 million. This includes a contingency of 15% or approximately $15 million. The 2012 feasibility study cost estimate was $79 million with unallocated costs of $12 million for a total of $91 million.

In addition to the $114 million required to build the Project, the Company estimates that $10.5 million will be required for working capital and approximately $17 million for mobile mining equipment. These estimates have not changed from the feasibility study. The Company's new estimate for the total capital required to bring the Project to production is $141 million (from $119 million in the feasibility study), of which approximately $14 million has been spent to date.

Approximately 50% of capital expenditures are comprised of turn-key projects that will be awarded as fixed-price contracts. These contracts will therefore provide price protection during the construction. The Company has selected and is working with contractors for its turn-key projects with significant experience and excellent reputations.

The time that has passed between the time the feasibility study was released in October 2012 and the first quarter of 2014, when the Company updated its capital costs, has provided the Company with the opportunity to re-evaluate the designs and we have made numerous improvements which we believe will enhance the efficiency and reliability of the processing operations.

Workshop-Warehouse: The Company received a proposal for the construction of the workshop-warehouse and wash slab from a local contractor in November 2013 and the proposed cost for the project was in line with the feasibility study cost estimate.

Crushing-Screening Plant: Our contractor has completed the design for the crushing-screening plant as a turn-key project with numerous improvements to the feasibility-level design, to improve the functionality of the plant, both from an operating and a maintenance point of view. The plant now includes an agglomeration drum and provision has been made for a possible future increase in plant throughput and this has increased the cost estimate for the plant by $2.7 million.

The Company has confirmed an order for the HPGR with ThyssenKrupp Industrial Solutions (USA), Inc. (formerly Polysius Corporation) and made a deposit of approximately $1.0 million in July. The cost of the HPGR is in line with the feasibility study cost estimate.

Stacking and Conveying System: The feasibility study design for the stacking and conveying system was done in 2005. The current design has evolved substantially over the past few years to a fully-automated system with a significant increase in the reliability of the overall system. The power distribution along the system has evolved with a separate transformer and motor control package for each unit of the system. Each of the grass hopper conveyors now includes a dust control cover and all functions of the stacker are now controlled by radio remote control. As a result of the changes, the estimated costs have increased by $3.9 million.

Phase 1 Heap Leach Pad: The Phase 1 heap leach pad has been designed as a permanent, single-use pad with external solution collection and management systems. Crushed and agglomerated ore will be conveyed to the heap and stacked with a radial stacker. The Company has received an updated cost estimate for the construction of the Phase 1, Stage 1 pad and this, after allowance for the construction of the overland conveyor route and peripheral roads in 2013, is lower than the feasibility study cost estimate by $1 million.

Merrill-Crowe Plant: The current design includes an increase in solution flow rates of 50% and this was decided upon as part of an overall design review of the Project. The increase in solution flow rates has been accommodated in the original Merrill-Crowe plant footprint. Costs have however increased by $1.8 million due to the changes to the plant design.

Assay Laboratory: The assay laboratory has been changed from a laboratory assembled from three pre-fabricated modules to a laboratory constructed on site. Costs have increased by $0.8 million as a result of these changes.

Water Supply (Supply from two groundwater production wells and distribution on site): Both the design and the cost estimates for the water supply from two production wells were re-done by a consulting engineering firm based in Bakersfield. The original design commissioned for the water supply feasibility study was inadequate resulting in a higher cost estimate than was originally anticipated by approximately $2.3 million.

Project Financing - Proposed Joint Venture Transaction

The Company announced on June 9, 2014 that it entered into an agreement (the “Transaction Agreement”) regarding a proposed joint venture (the “Joint Venture”) with Gauss LLC (“Gauss”), to develop and operate the Company’s Soledad Mountain Project (the “Project”). Gauss is a funding vehicle owned by entities controlled by Leucadia National Corporation (NYSE: LUK) (“Leucadia”) and certain members of the Clay family, a shareholder group which collectively owns approximately 27% of the issued and outstanding shares of Golden Queen (the “Clay Group”). Gauss will be owned 67.5% by Gauss Holdings LLC (“Gauss Holdings”, Leucadia’s investment entity) and 32.5% by Auvergne LLC (“Auvergne”, the Clay Group’s investment entity). Pursuant to the Transaction Agreement, Gauss will invest $110 million in cash in exchange for a 50% interest in the Project. Closing of the Joint Venture is subject to approval by Golden Queen’s shareholders and certain other conditions.

Pursuant to the terms of the Transaction Agreement, Golden Queen will convert its wholly-owned subsidiary that is developing the Project, Golden Queen Mining Company, Inc., into a California limited liability company (“GQ California”). Gauss will acquire 50% of the membership interests of GQ California for $110 million payable in cash to GQ California. On closing of the Joint Venture, Golden Queen, through a wholly-owned subsidiary (“GQ Holdco”), and Gauss will each own 50% of GQ California and will enter into an amended and restated limited liability company agreement of GQ California (the “JV Agreement”) that will govern the management of the Project, the obligations of the parties in connection with further funding requirements and ownership of GQ California. GQ California will be managed by a board of managers comprising an equal number of representatives of each of Gauss and GQ Holdco.

GQ California will apply the funds received from Gauss to the continued development of the Project. Pursuant to the JV Agreement, GQ Holdco will have the right to make a single capital contribution to GQ California of between $15 million and $25 million, with each such threshold to be reduced by 50% of the amount of any proceeds received by GQ California from any debt financing transaction (the “Top-Up Contribution”). Pursuant to the JV Agreement, if Golden Queen (through GQ Holdco) makes the Top-Up Contribution, Gauss is committed to fund an amount equal to the Top-Up Contribution to GQ California, and the aggregate amount of such contributions are anticipated to provide GQ California with the necessary funds to fully develop the Project. If GQ Holdco does not make the Top-Up Contribution, Gauss will be obligated to make up to a $40 million capital contribution to GQ California, in which case GQ Holdco’s ownership interest in GQ California will be diluted and GQ Holdco will surrender one of its board seats at GQ California.

Prior to closing of the joint venture transaction, Golden Queen will incorporate GQ Holdco and transfer the current liabilities of GQ California, consisting primarily of intercompany loans, to GQ Holdco.

On closing of the joint venture transaction, Golden Queen’s CEO, Lutz Klingmann, and CFO, Andrée St-Germain, will become the CEO and CFO, respectively, of GQ California.

The transaction is subject to customary closing conditions, including approval by the Toronto Stock Exchange (the “TSX”) and the shareholders of Golden Queen. Golden Queen will call a special meeting of its shareholders, which will be held on September 9, 2014. Pursuant to stock exchange requirements, the transaction must be approved by a majority of shareholders voting at the meeting, excluding the votes of Company insiders participating in the transaction. Members of the Clay Group who are investors in Auvergne, and represent approximately 27% of the Company’s issued and outstanding shares, will not be eligible to vote at the meeting. The record date of the meeting is July 31, 2014. Details of the joint venture transaction are disclosed in a proxy statement on Schedule 14A that was filed with the United States Securities and Exchange Commission (the “SEC”) and certain Canadian securities regulators on July 31, 2014. A copy of the proxy statement is available on the SEC website, as well as at www.sedar.com and the Company’s website at www.goldenqueen.com.

Golden Queen’s board of directors (the “Board”) has unanimously determined that the Transaction Agreement is in the best interests of Golden Queen. This conclusion reached by the Board was based upon the favorable recommendation of a special committee of independent directors of Golden Queen, which was appointed to consider the transaction, and the receipt of a valuation and an opinion from Maxit Capital LP, the special committee’s financial adviser, as to the fairness from a financial point of view of the consideration to be received by Golden Queen for the sale of a 50% interest in the Project.

A production decision will be made if and when the joint venture transaction closes.

Please refer to the transaction documents filed on EDGAR on June 12, 2014 and July 31, 2014 for further details on the Joint Venture Transaction.

Standby Commitment

Golden Queen also entered into a backstop guarantee agreement with Gauss (the “Backstop Agreement”) whereby, if the Company conducts a rights offering, Gauss has agreed to purchase, upon the terms set forth in the Backstop Agreement, any common shares which have not been acquired pursuant to the exercise of rights under the Rights Offering. The common shares will be purchased at a price not to exceed $1.10 per common share, up to a maximum amount of $45 million in the aggregate. In consideration for entering into the Backstop Agreement, on closing of the Joint Venture, the Company will pay Gauss a standby guarantee fee of $2.25million.

However, the Company is conducting a full review of available financing alternatives, and as a result, the size of a possible rights offering (if any) is not known at this time. The use of proceeds of any financing will include funding the Company’s additional investment in GQ California in order to maintain its 50% joint venture interest. The price per share that may be acquired upon the exercise of rights will be determined at a future date.

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

In reviewing the Petition, the Company found that the Center's assumptions, arguments, and conclusions lacked scientific support. In the terminology of the USFWS, the Petition did not present substantial scientific information sufficient to convince a reasonable person that action by the USFWS might be warranted. The Petition relied on incorrect and incomplete information with respect both to the science and to the Project. Most of the biological information presented in the Petition was generic or pertained to other snail species. To the extent the Petition discussed the Mojave Shoulderband snail in particular, the discussion relied on a 500 word, 80-year old academic journal note that did not meet modern academic standards, and unpublished data gathered by the Petitioners but withheld from the USFWS and the public.

The Company learned in April 2014 that the USFWS had determined that there was no emergency to justify listing the Mojave Shoulderband snail as threatened or endangered under the Endangered Species Act of 1973, as amended. The USFWS has reviewed the Petition and concluded that there was no imminent threat to the snail that would cause them to believe an emergency listing was required. The USFWS indicated that it would not be able to address the Petition at this time but might do so in future, subject to funding.

Other Legal Matters

During the three months ended June 30, 2014, the Company filed a complaint with the National Labor Relations Board (the “NLRB”) against the Building and Construction Trades Council of Kern, Inyo, and Mono Counties (the “Union”). The complaint was in response to the action taken by the Union related to a 1997 project labor agreement that the Company believes is not applicable to the current Project and in any event unenforceable under federal labor law. The Company will assess its options related to this matter when it receives a response from the NRLB.

Results of Operations

The following are the results of operations for the three and six months ended June 30, 2014, and the corresponding period ended June 30, 2013.

The Company had no revenue from operations.

The Company incurred general and administrative expenses of $2,081,950 and $3,147,208 during the three and six months ended June 30, 2014 as compared to $452,804 and $902,501 for the same periods in 2013. Costs were higher by $1,629,146 and $2,244,707 for the three and six months ended June 30, 2014 when compared with the same periods in 2013. The reasons for the higher costs are highlighted below.

The following significant general and administrative expenses were incurred during the six months ended June 30, 2014 with a comparison to costs incurred during the same period in 2013:

  $928,756 (2013 – $230,015) for legal expenses. The increase is the result of the work required for financing activities, a general increase in overall corporate activity and other corporate matters such as the Company’s response to the Petition (refer to The Centre for Biodiversity Petition to List the Mojave Shoulderband Snail as an Endangered Species above).

  $264,521 (2013 - $133,218) for audit, tax and accounting fees. The current period increase is the result of higher costs associated with the 2013 year-end audit completed in first quarter of 2014. With the increase in overall corporate activity, changes and improvements to our control environment and processes and a move from the exploration stage to the development stage, the amount of work required to complete the financial statement audit and the internal control over financial reporting audit increased as compared to the prior period. The increase is also a result of discussions and analyses with experts in the subject matter related to our significant financing activities.

  $637,663 (2013 – $Nil) for corporate expenses. The increase is due to the costs associated with the Company’s financing activities and a general increase in overall corporate activity. Additional fees had to be paid in connection with the announced joint venture agreement (refer to Project Financing - Proposed Joint Venture Transaction above). The Company opened an administrative office in Mojave in July 2013 and has been hiring new employees, hence increasing overall corporate expenses at the project level.

  $113,749 (2013 - $74,746) for consulting fees. The increase was the result of increased work during the current period by the Company’s President. The increase was also due to the reallocation of $29,692 in consulting fees originally capitalized in 2013.

  $387,755 (2013 - $Nil) for corporate salary. The increase is the result of the Company having eight full- time staff at the Vancouver and Mojave offices, including a CFO and a COO. The staff was hired between the second quarter of 2013 and the second quarter of 2014.

  $96,268 (2013 - $5,056) for public relations and promotions. The increase is due to the increase in overall corporate activity, the Company’s financing efforts and a move from the exploration stage to the development stage.

  $322,132 (2013 - $49,742) for office expense. The significant increase in the office expenses is directly related to the increased activity at the Mojave office including items such as office supplies, utilities, telephone, internet, vehicle expense and staff recruitment costs.

The following significant general and administrative expenses were incurred during the three month ended June 30, 2014 with a comparison to costs incurred during the same quarter in 2013:

  $538,926 (2013 – $84,140) for legal expenses. The increase is the result of the work required for financing activities.

  $107,027 (2013 - $50,063) for audit, tax and accounting fees. The increase is the result of the work required for tax discussion and analyses with experts in the subject matter related to our significant financing activities and other general corporate matters.

  $466,079 (2013 – $Nil) for corporate expenses. The increase is due to the costs associated with the Company’s financing activities and a general increase in overall corporate activity.

  $266,677 (2013 - $Nil) for corporate salary. The increase is the result of the Company having eight full- time staff at the Vancouver and Mojave offices

  $57,672 (2013 - $3,678) for public relations and promotions. The increase is due to the increase in overall corporate activity, the Company’s financing efforts and a move from the exploration stage to the development stage.

  $208,275 (2013 - $41,289) for office expenses. The significant increase in the office expenses is directly related to the increased activity at the Mojave office including items such as office supplies, utilities, telephone, internet, vehicle expense and staff recruitment costs.

The Company incurred $264,120 and $955,417 for interest expense during the three and six months ended June 30, 2014 as compared with $Nil and $Nil for the same period in 2013. The Company received C$10,000,000 by issuing convertible debentures in July 2013 and received $10,000,000 from a loan in January 2014. This resulted in interest expenses for the period. The total interest cost includes an amortization of the discounted convertible debentures of $593,038 and $1,113,618 during the three and six months ended June 30, 2014 (2013 - $Nil and $Nil), $45,799 and $91,516 relate to the stated interest on the July 2013 convertible debentures during the three and six months ended June 30, 2014 (2013 - $Nil and $Nil) and $616,096 and $741,096 relate to the January 2014 loan during the three and six months ended June 30, 2014 (2013 - $Nil and $Nil). Included in the interest cost for the January 2014 loan is a finance charge of $500,000 (2013 - $Nil). This charge represents the premium payable to the lender. The finance charge became due once management concluded that the loan would be repaid with less than 183 days remaining before maturity. See below table for more details on the period interest expense.

For significant exploration and development costs, the Company capitalizes a portion of the interest expense. As such, the Company capitalized a portion of the above interest expense as it related to funds borrowed to complete development activities at the Project site. The following summarizes interest expense as at June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013

Amortization of discount and interest on loan and convertible debenture	$1,946,230	$888,026
Less: Interest cost capitalized	(990,813)	-
Amortization of discount and interest expense	$955,417	$-

The Company recorded a decrease in the derivative liability change including foreign exchange of $1,634,681 as a result of a decrease in the Company’s share price during the three months ended June 30, 2014 from the previous quarter compared to a decrease of $1,672,861 for the same quarter in 2013. For the six months ended June 30, 2014, the Company recorded a significant increase in the derivative liability change including foreign exchange of $4,112,695 (2013 – decrease of $2,284,810) as a result of the addition of a derivative liability related to the July 2013 convertible debentures and an increase in the Company’s share price from December 31, 2013 as compared to the same period in 2013. The derivative liability as of June 30, 2014 is the result of the convertible debenture having a conversion price denominated in Canadian dollars as well as the fact that the final conversion price is not fixed, whereas at June 30, 2013, the derivative liability was the result of stock options having exercise prices in Canadian Dollars. In both cases, the conversion/exercise prices were denominated in a currency that was not the functional currency of the Company, US Dollars. These derivative liability changes are a non-cash item and were recorded in accordance with accounting pronouncement ASC 850-40-15. Refer to Notes 6 and 8 of the unaudited condensed consolidated interim financial statements for a detailed analysis of the changes in fair value of the derivative liability.

Interest income of $5,546 (2013 - $6,723) was slightly lower during the three months ended June 30, 2014 as compared with the same period in 2013 due to lower cash balances in 2014. For the six month period ended June 30, 2014, interest income was $14,838 (2013 - $11,775), slightly higher than the same period in 2013 due to higher cash balances at the beginning of the six month period ended June 30, 2014. Interest rates remained low during the quarter and are projected to remain low for the remainder of 2014 at least.

The Company recorded a net and comprehensive loss of $705,843 and $8,200,482 (or $0.01 and $0.08 basic loss per share) during the three and six months ended June 30, 2014 as compared to net and comprehensive income of $1,226,780 and $1,394,084 (or $0.01 and $0.01 basic earnings share) during the same period of 2013. The difference between the three months ended June 30, 2014 and 2013 is mainly due to an increase in administration costs, an increase of $1,629,146, and interest expense of $264,120, a cost that was not present in 2013. The difference between the six month periods ended June 30, 2014 and 2013 was the result of increased administrative expense, increase of $2,244,707, interest expense of $955,417, a cost that was not present in 2013, and a difference of $6,397,505 in the change in fair value of the derivative liability.

Summary of Quarterly Results

Results for the eight most recent quarters are set out in the table below:

Results for the quarter ended on:	June 30, 2014	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013
Item	$	$	$	$
Revenue	Nil	Nil	Nil	Nil
Net income (loss) for the quarter	(705,843)	(7,494,638)	1,221,564	(637,634)
Basic net income (loss) per share	(0.01)	(0.08)	0.02	(0.01)
Diluted net income (loss) per share	(0.02)	(0.08)	(0.01)	(0.01)

Results for the quarter ended on:	June 30, 2013	March 31, 2013	Dec. 31, 2012	Sept. 30, 2012
Item	$	$	$	$
Revenue	Nil	Nil	Nil	Nil
Net income (loss) for the quarter	1,226,780	167,304	803,716	(1,825,831)
Basic net income (loss) per share	0.01	0.00	0.01	(0.02)
Diluted net income (loss) per share	(0.00)	(0.00)	0.01	(0.02)

The results of operations can vary from quarter to quarter depending upon the nature, timing and cost of activities undertaken during the quarter, whether or not the Company incurs gains or losses on foreign exchange or grants stock options, and the movements in its derivative liability.

Reclamation Financial Assurance

The Company provided reclamation financial assurance to the Bureau of Land Management, the State and Kern County of $478,739 for the year ended December 31, 2013 ($339,076 for the year ended December 31, 2012). This deposit earned interest at 0.1% per annum and is not available for working capital purposes. The increase in the deposit was to ensure the amount of the reclamation financial assurance covers the asset retirement obligation from the previous year.

The reclamation financial assurance increased to $552,250 in 2014 based upon the anticipated work done on site in 2014 and the Company recorded this obligation as at June 30, 2014 and December 31, 2013. The estimate was submitted to the State Office of Mine Reclamation for review and was subsequently approved by the Kern County Engineering, Surveying & Permit Services Department.

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and clean-up its property based on its activities to date. During the three and six months ended June 30, 2014, there were no changes to the retirement obligations as compared with the year ended December 31, 2013, where $76,312 was capitalized to mineral property interests as the asset portion of the retirement obligation. The amount was capitalized as the Company is in the development stage and is capitalizing all of its development costs pursuant to our policy. The total asset retirement obligation as of June 30, 2014 is $552,250 (December 31, 2013 - $552,250). Prior to 2013, the asset retirement obligation was expensed. The Company will be reassessing the retirement obligation if and when a production decision has been made or there is further site disturbances during the phased construction.

Property Rent Payments

The Company continues to make property rent payments to landholders and paid $75,500 in cash and $24,480 in common shares of the Company for the six month period ended June 30, 2014, as compared to $82,064 during the same period in 2013. The overall payments during the year are expected to increase from approximately $161,000 in 2013 to approximately $184,000 in 2014. The Company is in ongoing discussions with landholders and has made offers to buy back royalty interests.

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

The Company did not grant options during the quarters ended December 31, 2013, March 31, 2014 and June 30, 2014.

A total of 850,000 (650,000 exercisable) (December 31, 2013 – 1,380,000 (880,000 exercisable); June 30, 2013 – 1,850,000 (1,550,000 exercisable)) common shares were issuable pursuant to such stock options as at June 30, 2014.

Transactions with Related Parties

Consulting Fees

For the three and six months ended June 30, 2014, the Company paid $39,032 and $84,059 (2013 - $37,371 and $74,523) to Mr. H. L. Klingmann for services as President of the Company of which $13,797 (December 31, 2013 - $47,967; June 30, 2013 - $Nil) is payable as at June 30, 2014.

During the three and six months ended June 30, 2014, the Company paid a total of $11,815 and $23,439 (2013 - $Nil and $Nil) to its three independent directors. The two non independent directors, Lutz Klingmann and Thomas M. Clay, were not paid directors’ fees during the three and six months ended June 30, 2014 or 2013.

Convertible Debentures

On July 26, 2013, the Company entered into agreements to issue convertible debentures for aggregate proceeds of C$10,000,000. The convertible debentures are unsecured and bear interest at 2% per annum, calculated on the outstanding principal balance, payable annually. The principal amounts of the debentures are convertible into shares of the Company at a price of C$1.03 per share for a period of two years. If the debentures have not been converted by the holder prior to the maturity date, then the Company may convert them at the lower of C$1.03 or the market price as at the maturity date. The market price on the maturity date will be determined based on the volume- weighted average price of the shares traded on the TSX for the five trading days preceding the maturity date. A total of C$7,500,000 of the offering was subscribed for by an investment vehicle managed by Thomas M. Clay, a Director and insider of the Company.

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

See also Note 6 of the unaudited condensed consolidated interim financial statements for more details on the convertible debentures.

Loan

In January 2014, the Company entered into an agreement to secure a $10,000,000 loan (the “Loan”). The Loan was provided by members of the Clay family including $7,500,000 provided by an investment vehicle managed by Thomas M. Clay, a Director and insider of the Company. The Loan has a twelve-month term and bears an annual interest rate of 5%, payable on the maturity date. If the Loan is repaid on a date that is less than 183 days before the maturity date, the Company will pay the Lenders 105% of the principal amount, plus interest on the principal amount at the rate of 5% per annum accrued to the date the Loan is repaid. In addition, the outstanding balance will be immediately due and payable on the earlier of the maturity date, the first date during the term on which a financing over $15,000,000 is completed and the occurrence of an event of default. As at June 30, 2014, the value of the prepayment option has been recognized as an interest cost as management assessed its ability to prepay the Loan and concluded that the Company would not be able to prepay the Loan within the terms outlined above.

See also Note 6 of the unaudited condensed consolidated interim financial statements for more details on this Loan.

There were no other transactions with related parties during the quarter ended June 30, 2014.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, receivables, accounts payable and accrued liabilities and loans payable approximate fair values because of the immediate or short-term maturity of these financial instruments. The carrying amount of the convertible debenture is being recorded at amortized cost using the effective interest rate method. As at June 30, 2014, the estimated fair value of the convertible debenture using a discounted cash flow analysis based on an interest rate for a similar type of instrument without a conversion feature was $12,297,540. The fair value of the reclamation financial assurance approximates the carrying value because the stated interest rates reflect recent market conditions or because the rates are variable in nature. The value of the embedded derivative is being recorded at its fair value using an acceptable valuation model at each reporting period.

It is the opinion of management that the Company is not exposed to significant interest, currency or credit risk arising from the use of these financial instruments.

Refer also to the note on fair value of derivative liability change under Results of Operations above.

Liquidity and Capital Resources

The Company held $5,076,621 in cash on June 30, 2014 as compared to $1,594,534 during the same period in 2013. The increase in liquidity is the result of the proceeds from the 2013 convertible debentures and 2014 Loan (see Transactions with Related Parties above), partially off-set by increased corporate activity and activity on site. The $10m raised subsequently to period end (see Note 10- Subsequent Event in the financial statements), which are key funds for the Company to continues its development of the property.

Cash used in Operating Activities:

Cash was used to fund the general and administrative work on the Project and for legal, accounting, consulting and regulatory fees.

Cash from Financing Activities:

During the six months ended on June 30, 2014, options were exercised by former directors as follows:

  In May 2014, 300,000 stock options were exercised by a former director and the Company issued 300,000 shares at $0.21 per share for proceeds of $63,000. The total transferred to share capital from additional paid-in capital upon exercise of stock options was $160,592.

  In April 2014, 170,000 stock options were exercised by two former directors and the Company issued 170,000 shares at $0.21 per share for proceeds of $35,700. The total transferred to share capital from additional paid-in capital upon exercise of stock options was $91,002.

  In February 2014, the Company issued 15,300 shares for mineral property interests with a total fair value of $24,480. The fair value was based on the market price on the date of issuance.

  In February 2014, 60,000 stock options were exercised by a former director and the Company issued 60,000 shares at $0.21 per share for proceeds of $12,721. The total transferred to share capital from additional paid-in capital upon exercise of stock options was $32,118.

Cash used in Investing Activities:

The Company began capitalizing all development expenditures directly related to the Project in July 2012. Prior to July 2012, all Project-related expenditures were written off due to uncertainties around obtaining the necessary approvals for proceeding with the Project.

Cash used in investing activities totaled $7,250,113 during the six months ended June 30, 2014 (2013 - $1,791,459).

The Company continued its work on the Project with the main work being completed in the second quarter of 2014 as described in Construction of Infrastructure and Project Facilities above.

Workshop-Warehouse: The Company awarded a contract for the construction of the workshop-warehouse and wash slab to a contractor based in Lancaster in November 2013. This was the first of a number of turn-key projects. A milestone was reached when the prepared workshop-warehouse pad was formally handed over to the contractor to start construction of the footings in January. Construction of the building was essentially completed in June with finishing work under way.

Site Preparation: Earthmoving was completed in June for the area where the crushing-screening plant will be constructed. The required fill material was taken from the overflow pond, which is part of the heap leach facilities. Work is now progressing in the area and a number of additional contracts have been let.

Access Road to Site: The access road from the dip crossing to site and the parking lot were paved. This completed all remaining work in this area.

EPCM (Engineering, Procurement and Construction Management) : Detailed engineering work and construction management continued during the second quarter of 2014.

Working Capital:

As at June 30, 2014, the Company had current assets of $5,268,212 (December 31, 2013 - $5,107,259; June 30, 2013 - $1,662,762) and current liabilities of $12,788,240 (December 31, 2013 - $1,521,954; June 30, 2013 - $640,917) or working capital deficiency of $7,520,028 (December 31, 2013 – working capital of $3,585,305 ; June 30, 2013 – working capital of $1,021,845). The decrease in working capital to a deficiency is the result of a significant increase in our current liabilities as a result of the Loan (refer to Liquidity and Capital Resources above) and a significant increase in project related expenditures. Current assets are mainly comprised of cash. The increase in cash is described above and largely a result of the January 2014 $10 million loan.

The Company will use its cash on hand for ongoing work on site (refer to Construction of Infrastructure and Project Facilities above), for detailed engineering of facilities for the Project, for buying back royalty interests, for additional land purchases, and for legal, accounting and regulatory fees.

Outstanding Share Data

The number of shares issued and outstanding and the fully diluted share position are set out in the table below:

Item	No. of Shares
Shares issued and outstanding on March 31, 2014	99,308,683
Shares issued for mineral properties	Nil
Shares issued pursuant to the exercise of stock options	470,000
Shares issued and outstanding on June 30, 2014	99,778,683	Exercise Price	Expiry Date
Director and consultants stock options	850,000	US$1.16 to US$1.59	From 04/19/15 to 09/18/18
Shares to be issued as a finder’s fee	100,000	Not Applicable	Not Applicable
Bonus shares to H.L. Klingmann	600,000	Not Applicable	Not Applicable
Fully diluted on June 30, 2014	101,328,683

Shares to be issued on conversion of convertible debentures*	9,708,737	Lower of C$1.03 or market price on maturity date*	07/25/15
Fully diluted on August 11, 2014	111,037,420
The company has an unlimited authorized share capital

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

Outlook

The Project is now fully permitted.

The revised estimated capital costs, including working capital and assuming purchase of the mining equipment, are $141 million.

The Company announced on June 9, 2014 that it entered into an agreement (the “Transaction Agreement”) regarding a proposed joint venture. Pursuant to the Transaction Agreement, the joint venture partner will invest US$110 million in cash in exchange for a 50% interest in the Project. Closing of the joint venture is subject to approval by Golden Queen’s disinterested shareholders and certain other conditions (refer to “Project Financing” above for further details of the proposed transaction).

A production decision will be made if and when the joint venture transaction closes.

The July 2, 2014 advance of $10 million (refer to Subsequent Events below) will permit the Company to commit to the following major projects:

  Confirmed an order for a HPGR with ThyssenKrupp Industrial Solutions (USA), Inc. (formerly Polysius Corporation) and made a deposit of approximately $1.0 million in July;
  Construct and commission the basic water supply for the Project costing approximately $1.2 million; and
  Construct the assay laboratory building with plumbing and electrical items costing approximately $1.0 million.

The Company is evaluating various financing options to fund its attributable remaining capital expenditures, including debt and equity.

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

Subsequent Events

July 2, 2014 Advance with Leucadia and Auvergne

The Company announced on July 2 that the Company its wholly owned subsidiary entered into a loan agreement with Leucadia National Corporation (“Leucadia”) and Auvergne, LLC, an entity controlled by certain members of the Clay family (“Auvergne”, and together with Leucadia, the “Lenders”), with the Company as guarantor, in respect of an advance of US$10,000,000 (the “Loan”) by the Lenders (as to US$6,500,000 from Leucadia and US$3,500,000 from Auvergne) to the subsidiary. The Loan is collateralized against certain assets of the Subsidiary and the Company, and ranks in priority to existing debt. Proceeds will be used to advance the development of the Soledad Mountain Project.

The maturity date of the Loan will be the closing of the joint venture transaction with Gauss LLC (Refer to “Project Financing” section above) (the “JV Closing”). In the event the JV Closing occurs later than September 30, 2014, the maturity date can be extended to December 1, 2014 by paying a US$1,000,000 extension fee. The extension fee is not payable if the JV Closing occurs before the extended maturity date.

The Loan will bear interest at a rate of 10.0% per annum, compounded monthly. After the occurrence and during the continuation of an event of default, interest on the Loan will accrue at a rate of 12.0% per annum.

The repayment of the Loan, accrued interest and extension fee, if any, will be funded from the proceeds of the joint venture transaction upon the JV Closing.

Significant Commitments on Site

The Company entered into the following significant commitments during July 2014:

•	Confirmed an order for a high-pressure grinding roll with ThyssenKrupp Industrial Solutions (USA), Inc. (formerly Polysius Corporation) and made a deposit of approximately $1.0 million in July;
•	Committed to the construction and commissioning of the basic water supply for the Project costing approximately $1.2 million; and
•	Committed to the construction of the assay laboratory building with plumbing and electrical items costing approximately $1.0 million.

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

The Company has provided reclamation financial assurance to the Bureau of Land Management, the State of California and Kern County totaling $478,739.

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

New Accounting Policies

Effective June 2014, FASB issued Accounting Standards update (“ASU”) 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation - The amendments in this Update eliminate the concept of a development state entity (DSE) from U.S. GAAP.

The amendments also eliminate an exception previously provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity at risk. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to:

  Present inception-to-date information in the statements of income, cash flows, and shareholder equity;
  Label the financial statements as those of a development stage entity;
  Disclose a description of the development stage activities in which the entity is engaged; and
  Disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company early adopted the new reporting requirements of ASU No. 2014-10 in its financial reporting for its interim period beginning April 1, 2014.

In July 2013, FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exits." The FASB's objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU became effective for the Company on January 1, 2014. The ASU did not have a significant impact on the Company’s financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We hold 89% of our cash in bank deposit accounts with a single major financial institution. The interest rates received on these balances may fluctuate with changes in economic conditions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash balances during the quarter ended June 30, 2014, a 1% decrease in interest rates would have reduced the interest income for the quarter ended June 30, 2014 to a trivial amount.

Foreign Currency Exchange Risk

Foreign currency exchange rates can fluctuate widely due to numerous factors, such as supply and demand for foreign and U.S. currencies and U.S. and foreign country economic conditions. Currency exchange fluctuations may impact the costs of our operations and may affect our profitability and cash flows. Specifically, the appreciation of the U.S. dollar against the Canadian dollar may result in an increase in our operating costs in Canadian dollar terms. The Company now holds approximately 92% of its funds in U.S. dollar deposit accounts with a Canadian financial institution and a U.S. financial institution to eliminate currency exchange risks.

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

As of June 30, 2014, our Chief Executive Officer and Chief Financial Officer, and our external Sarbanes-Oxley consultants carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2014 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued in 1992. In 2013, COSO released an updated framework that becomes effective for year-ends beginning on December 15, 2014. Management is working to be compliant with the new framework by its annual assessment for the year ended December 31, 2014.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2014, the Company determined that there were no deficiencies that constituted material weaknesses.

As a result, management has concluded that the Company did maintain effective internal control over financial reporting as of June 30, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO as issued in 1992.

Changes in Internal Control

There were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three month period ended June 30, 2014.

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
  Managing Confidential Information Policy
  Whistleblower Policy
  Anti-corruption Policy

All policies can be viewed in full on the Company’s website at www.goldenqueen.com

For the period ended June 30, 2014 and year ended December 31, 2013, there were no reported instances of fraud.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See “The Centre for Biodiversity Petition to List the Mojave Shoulderband Snail as an Endangered Species” and “Other Legal Matters” contained in Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

Item 1A. Risk Factors

Material changes from risk factors previously disclosed in our Form 10-K for the fiscal period ended December 31, 2013 which may have a material impact on, or constitute risk factors in respect of, our future financial performance and in respect of an investment in the Company are hereby incorporated by reference to the “Risk Related to the Joint Venture” on pages 25-27 of the Proxy Statement of the Company, filed with the SEC on July 31, 2014 and attached to this Form 10-Q as Exhibit 99.1 These risk factors should be read in conjunction with disclosure on business and risks in Part I - Item 2. Management’s Discussion and Analysis of Financial Condition of this Form 10-Q.

Item 6. Exhibits

10.1

Transaction Agreement among the Company, Golden Queen Mining Company, Inc., Gauss LLC, Gauss Holdings LLC, and Auvergne, LLC dated June 8, 2014 is incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company, filed with the SEC on June 12, 2014.

10.2

Standby Purchase Agreement among the Company, Gauss Holdings LLC, Auvergne, LLC dated June 8, 2014 is incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company, filed with the SEC on June 12, 2014.

10.3

Registration Rights Agreement between the Company and Gauss Holdings LLC dated June 8, 2014 is incorporated by reference to Exhibit 10.3 to the Form 8-K of the Company, filed with the SEC on June 12, 2014.

10.4	Registration Rights Agreement between the Company and Auvergne, LLC dated June 8, 2014 is incorporated by reference to Exhibit 10.4 to the Form 8-K of the Company, filed with the SEC on June 12, 2014.

10.5

Debt Restructuring Agreement among the Company, Golden Queen Mining Co., Inc., the Clay Family 2009 Irrevocable Trust Dated April 14, 2009, and Harris Clay dated June 8, 2014 is incorporated by reference to Exhibit 10.5 to the Form 8-K of the Company, filed with the SEC on June 12, 2014.

10.6

Senior Secured Promissory Note among the Company, Golden Queen Mining Company, Inc., Leucadia National Corporation and Auvergne, LLC dated July 2, 2014 is incorporated by reference to Exhibit 10.6 to the Form 8-K of the Company, filed with the SEC on July 2, 2014.

10.7

Subordination Agreement among the Company, Golden Queen Mining Company, Inc., the Clay Family 2009 Irrevocable Trust Dated April 14, 2009 and Harris Clay dated July 2, 2014 is incorporated by reference to Exhibit 10.7 to the Form 8-K of the Company, filed with the SEC on July 2, 2014.

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934.

32.1	Section 1350 Certification of the Principal Executive Officer.

32.2	Section 1350 Certification of the Principal Financial Officer.

99.1	Risks Related to the Joint Venture.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schedule

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2014

GOLDEN QUEEN MINING CO. LTD.
(Registrant)

By:	/s/ H. Lutz Klingmann
H. Lutz Klingmann
Principal Executive Officer

By:	/s/ Andree St-Germain
Andree St-Germain
Principal Financial Officer