Form 10-Q
period 2014-09-30
GOLDEN QUEEN MINING CO LTD
filed 2014-11-10
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
As of November 10, 2014 the registrant’s outstanding common stock consisted of 99,778,683 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Golden Queen Mining Co. Ltd.
Condensed Consolidated Interim Financial Statements
September 30, 2014

(Unaudited - US Dollars)

GOLDEN QUEEN MINING CO. LTD.
Condensed Consolidated Interim Balance Sheets
(Unaudited - US dollars)

	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash	$97,477,106	$5,030,522
Receivables	64,632	13,786
Prepaid expenses and other current assets	154,227	62,951

Total current assets	97,695,965	5,107,259

Property and equipment, net	259,551	286,256
Mineral property interests (Note 2)	25,103,924	9,919,486
Reclamation financial assurance (Note 4)	563,105	478,742

Total Assets	$123,622,545	$15,791,743

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities (Note 6(i))	$1,466,561	$1,438,904
Interest payable (Note 6(ii) and (iii))	887,718	76,699
Loan payable (Note 6(iii))	10,000,000	-
Derivative liability–convertible debenture (Note 6(ii))	4,085,368	-
Convertible debenture (Note 6(ii))	6,146,479	-
Property rent payments	-	6,351

Total current liabilities	22,586,126	1,521,954

Asset retirement obligations (Note 4)	552,250	552,250
Derivative liability–convertible debenture (Note 6(ii))	-	2,833,987
Convertible debenture (Note 6(ii))	-	4,642,620

Total liabilities	23,138,376	9,550,811

Temporary Equity
Convertible portion of non-controlling interest (Note 6(vi))	$22,930,539	$-

Shareholders’ Equity
Preferred shares, no par value, 3,000,000 shares authorized; no shares outstanding Common shares, no par value, unlimited shares authorized (2013- unlimited); 99,778,683 (2013 – 99,233,383) shares issued and outstanding (Note 3)	62,709,015	62,289,402
Additional paid-in capital (Note 6(vi))	56,436,755	9,927,142
Deficit accumulated	(75,987,948)	(65,975,612)

Total shareholders’ equity	43,157,822	6,240,932

Non-controlling interest (Note 6(vi))	34,395,808	-

Total Liabilities, Temporary Equity and Shareholders’ Equity	$123,622,545	$15,791,743

Basis of Presentation and Ability to Continue as a Going Concern (Note 1)
Commitments and Contingencies (Note 5)

Approved by the Directors:

“H. Lutz Klingmann”	“Thomas M. Clay”
H. Lutz Klingmann, Director	Thomas M. Clay, Director

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
Condensed Consolidated Interim Statements of Income/(Loss) and Comprehensive Income/(Loss)
(Unaudited - US dollars)

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September	September	September	September
	30, 2014	30, 2013	30, 2014	30, 2013

General and administrative expenses	$(1,119,216)	$(766,108)	$(4,266,435)	$(1,668,610)
Change in fair value of derivative liability including change in foreign exchange (Notes 6(ii) and 8)	2,861,314	475,862	(1,251,381)	2,760,672

	1,742,098	(290,246)	(5,517,816)	1,092,062
Interest expense (Note 6)	(208,126)	(349,586)	(1,163,543)	(349,586)
Commitment fee (Note 6(vi))	(2,250,000)	-	(2,250,000)	-
Joint venture transaction fee (Note 6(vi))	(2,275,000)	-	(2,275,000)	-
Interest income	18,940	2,088	33,778	13,864
Net and comprehensive income (loss) for the period	(2,972,088)	(637,744)	(11,172,581)	756,340

Add: Net and comprehensive loss attributable to the non-controlling interest for the period	(1,160,245)	-	(1,160,245)	-
Net and comprehensive income (loss) attributable to Golden Queen Mining Ltd for the period	$(1,811,843)	$(637,744)	$(10,012,336)	$756,340
Earnings (Loss) per share (Note 9):
Earnings (Loss) per share - basic	$(0.02)	$(0.01)	$(0.10)	$0.01

Earnings (Loss) per share - diluted	$(0.02)	$(0.01)	$(0.10)	$(0.01)

Weighted average number of common shares outstanding -basic	99,778,683	98,317,948	99,554,864	98,184,189

Weighted average number of common shares outstanding - diluted	99,778,683	105,282,912	99,554,864	101,804,452

See Accompanying Summary of Accounting Policies and Notes to Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.
Condensed Consolidated Interim Statements of Shareholders’ Equity (Deficiency), Non-controlling Interest and Redeemable Non-controlling Interest
(Unaudited - US dollars)

							Redeemable
	Common		Additional	Deficit	Total Shareholders’	Non-controlling	Non-controlling
	Shares	Amount	Paid-in Capital	Accumulated	Equity	Interest	Interest
Balance, December 31, 2012	97,998,383	$61,959,471	$8,407,935	$(67,953,626)	$2,413,780	$-	$-
Issuance of common shares for mineral property	15,000	22,568	-	-	22,568	-	-
Stock options exercised	1,220,000	307,363	-	-	307,363	-	-
Stock-based compensation	-	-	271,137	-	271,137	-	-
Reclassification of derivative liability on the exercise of stock options	-	-	910,054	-	910,054	-	-
Reclassification of derivative liability upon conversion of exercise price of stock	-	-	338,016	-	338,016	-	-
Net income for the year	-	-	-	1,978,014	1,978,014	-	-

Balance, December 31, 2013	99,233,383	$62,289,402	$9,927,142	$(65,975,612)	$6,240,932	$-	$-
Issuance of common shares for mineral property interests	15,300	24,480	-	-	24,480	-	-
Stock options exercised	530,000	395,133	(283,712)	-	111,421	-	-
Stock-based compensation	-	-	279,917	-	279,917	-	-
Gain on dilution of ownership interest in subsidiary to non-controlling interest (Note 6(vi))	-	-	46,513,408	-	46,513,408	38,091,955	25,394,637
Distributions to non- controlling interest	-	-	-	-	-	(3,000,000)	(2,000,000)
Net loss for the period	-	-	-	(10,012,336)	(10,012,336)	(696,147)	(464,098)

Balance, September 30, 2014	99,778,683	$62,709,015	$56,436,755	$(75,987,948)	$43,157,822	$34,395,808	$22,930,539

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
Condensed Consolidated Interim Statements of Cash Flows
(Unaudited - US dollars)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2014	2013

Operating activities:
Net income (loss) for the period	$(11,172,581)	$756,340
Adjustments to reconcile net income (loss) to cash used in operating activities:
Amortization and depreciation	26,705	7,488
Amortization of debt discount and interest accrual	953,936	349,818
Change in fair value of derivative liability including change in foreign exchange	1,251,381	(2,760,672)
Stock option compensation	279,917	378,228
Unrealized foreign exchange	(282,415)	4,372
Changes in assets and liabilities:
Receivables	(50,846)	(1,391)
Prepaid expenses and other current assets	(91,276)	5,270
Accounts payable and accrued liabilities	(76,376)	114,521
Interest payable	(186,180)	-

Cash used in operating activities	(9,347,735)	(1,146,026)

Investment activities:
Additions to mineral property interests	(13,232,736)	(4,446,970)
Purchase of financial assurance	(84,366)	(140,480)

Cash used in investing activities	(13,317,102)	(4,587,450)
Financing activities:
Investment in Golden Queen Mining LLC by non-controlling interest	110,000,000	-
Distribution to non-controlling interest	(5,000,000)	-
Proceeds from convertible debt	-	9,710,603
Borrowing under short-term debt	20,000,000	-
Repayment of short-term debt	(10,000,000)	-
Issuance of common shares upon exercise of stock options	111,421	81,413

Cash provided by financing activities	115,111,421	9,792,016

Net change in cash	92,446,584	4,058,540

Cash, Beginning balance	5,030,522	4,031,403

Cash, Ending balance	$97,477,106	$8,089,943

Supplementary Disclosures of Cash Flow Information (Note 7)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Months Ended September 30, 2014
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

Principles of Consolidation The Company consolidates all entities in which it can vote a majority of the outstanding voting stock. In addition, it consolidates entities which meet the definition of a variable interest entity for which it is the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. We consider special allocations of cash flows and preferences, if any, to determine amounts allocable to non-controlling interests. All intercompany transactions and balances are eliminated in consolidation.

These condensed consolidated financial statements include the accounts of Golden Queen, a British Columbia corporation, its wholly-owned subsidiary, Golden Queen Mining Holdings Inc. (“GQ Holdco”), a US (State of California) corporation, and Golden Queen Mining Company, LLC (“GQ California”), a limited liability company in which Golden Queen has a 50% interest, through GQ Holdco. GQ California meets the definition of a Variable Interest Entity (“VIE”). Golden Queen has determined it is the member of the related party group that is most closely associated with GQ California and, as a result, is the primary beneficiary who consolidates GQ California.

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
For the Nine Months Ended September 30, 2014
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

Capitalized Interest For significant exploration and development projects, interest is capitalized as part of the historical cost of developing and constructing assets in accordance with ASC 835-20 ("capitalization of interest"). Interest is capitalized until the asset is ready for service. Capitalized interest is determined by multiplying the Company’s weighted-average borrowing cost on general debt by the average amount of qualifying costs incurred. Once an asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depletion or impairment. See Note 6(v) - Interest Expense.

Valuation of Long-lived Assets Accounting standards require recognition of impairment of long-lived assets in the event the carrying value of such assets may not be recoverable. It requires that those long-lived assets to be disposed of by sale are to be measured at the lower of carrying amount or fair value less cost of sale whether or not reported in continuing operations or in discontinued operations. In accordance with the provisions of the accounting standard 360-10-35, the Company reviews the carrying value of its mineral properties on a regular basis. Estimated undiscounted future cash flow from the mineral properties is compared with the current carrying value in order to determine if impairment exists. Reductions to the carrying value, if necessary, are recorded to the extent the net book value of the property exceeds the estimate of future discounted cash flows or liquidation value.

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Months Ended September 30, 2014
(Unaudited - US dollars)

Foreign Currency Translation The Company’s functional and reporting currency, the US dollar, is the primary economic currency. Assets and liabilities in foreign currencies are generally translated into US dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at exchange rates on the date of the transaction. Where amounts denominated in a foreign currency are converted into US dollars by remittance or repayment, the realized exchange differences are included in other income. The exchange rates prevailing at September 30, 2014 and December 31, 2013 were $1.12 and $1.06 stated in Canadian dollars per one US dollar, respectively. The average rates of exchange during the three months ended September 30, 2014 and the year ended December 31, 2013 were $1.09 and $1.03, stated in Canadian dollars per one US dollar, respectively.

Earnings (Loss) Per Share The Company computes and discloses earnings (loss) per share in accordance with ASC 260, “Earnings per Share”, which requires dual presentation of basic earnings (loss) per share and diluted earnings (loss) per share on the face of all income statements presented for all entities with complex capital structures. Basic earnings (loss) per share is computed as net income (loss) attributed to the Company divided by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible instruments. Net income attributable to any non-controlling interest is not included in the calculation of the basic and diluted earnings (loss) per share.

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

Estimates The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and judgements have been made by Management in several areas including the accounting for the joint venture transaction and determination of the temporary and permanent non-controlling interest (Note 6(vi)), the recoverability of mineral properties, reclamation reserves (Note 4) and valuation of stock options (Note 3), convertible debenture (Note 6(ii)) and derivative liabilities (Note 8). Actual results could differ from those estimates.

Fair Value of Financial Instruments The carrying amounts reported in the balance sheets for cash and cash equivalents, receivables, accounts payable and accrued liabilities and loans payable approximate fair values because of the immediate or short-term maturity of these financial instruments. The carrying amount of the convertible debt instrument is being recorded at amortized cost using the effective interest rate method. As at September 30, 2014, the estimated fair value of the convertible debt using a discounted cash flow analysis based on an interest rate for a similar type of instrument without a conversion feature was $8,518,170. The fair value of the reclamation financial assurance approximates the carrying value due to its short term nature. The value of the embedded derivative is being recorded at its fair value using an acceptable valuation model at each reporting period.

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Months Ended September 30, 2014
(Unaudited - US dollars)

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

Stock Option Plan The Company’s current stock option plan (the “Plan”) was adopted by the Company in 2013 and approved by shareholders of the Company in 2013. The Plan provides a fixed number of 7,200,000 common shares of the Company that may be issued pursuant to the grant of stock options. The exercise price of stock options granted under the Plan shall be determined by the Company’s Board of Directors (the “Board”), but shall not be less than the volume-weighted, average trading price of the Company’s shares on the TSX for the five trading days immediately prior to the date of the grant. The expiry date of a stock option shall be the date so fixed by the Board subject to a maximum term of five years. The Plan provides that stock options will terminate on the earlier of the expiry of the term and (i) 12 months from the date an option holder dies, (ii) 12 months from the date the option holder ceases to act as a director or officer of the Company, or (iii) 12 months from the date the option holder ceases to be employed, or engaged as a consultant, by the Company. All options granted under the 2013 Plan will be subject to such vesting requirements as may be prescribed by the TSX, if applicable, or as may be imposed by the Board. A total of 850,000 (December 31, 2013 – 1,380,000; September 30, 2013 – 1,780,000) common shares were issuable pursuant to such stock options as at September 30, 2014.

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
For the Nine Months Ended September 30, 2014
(Unaudited - US dollars)

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

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Months Ended September 30, 2014
(Unaudited - US dollars)

1. Basis of Presentation

The Company has had no revenues from operations since inception and as at September 30, 2014 had a deficit of $75,987,948 (December 31, 2013 - $65,975,612) and working capital of $75,109,839 (December 31, 2013 – surplus of $3,585,305).

On June 9, 2014, the Company announced that it entered into an agreement (the “JV”) with Gauss LLC (“Gauss”) for 50% interest in the Project. On September 9, 2014, the Company’s shareholders approved the JV, which then closed on September 15, 2014. Pursuant to the JV, the Company’s wholly owned subsidiary, Golden Queen Mining Co., Inc. (“GQM Inc.”) was converted into a limited liability company, GQ California. On closing of the JV, Gauss invested $110,000,000 into GQ California and received 110,000 newly created membership units of GQ California to give it 50% ownership, with the Company retaining 50% interest in GQ California through its newly formed and wholly owned subsidiary GQ Holdco. Please refer to Note 6 for complete details on the JV.

The funds received from Gauss’ investment will help the Company move the Project through the development stage and into the production phase.

The ability of the Company to obtain financing for its ongoing activities and thus maintain solvency, or to fund its attributable portion of capital requirements under the joint venture), is dependent on equity market conditions, the market for precious metals, the willingness of other parties to lend the Company money or the ability to find a merger partner. While the Company has been successful at certain of these efforts in the past, there can be no assurance that future efforts will be successful. Golden Queen has an outstanding loan in the amount of $10,000,000 plus accrued interest that will come due in January 2015. Golden Queen, on a non-consolidated basis, currently does not have sufficient cash to be able to meet this commitment. The Company is in negotiations to refinance the loan. This raises substantial doubt about the Company’s ability to continue as a going concern.

These condensed consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Mineral Properties

In July 2012, the Company received notice that it had met all the remaining major conditions of the conditional use permits for development of the Project. As a result, management made the decision to begin capitalizing all development expenditures directly related to the Project. Prior to July 2012, all acquisition costs were written off due to uncertainties around obtaining the necessary permits. Development expenditures for the nine months ended on September 30, 2014 are as follows:

	September 30, 2014	December 31, 2013

Mineral Property Interest	$3,292,193	$1,907,549
Deferred Mine Development	19,693,569	7,804,377
Asset Retirement Costs .	200,675	200,675
Capitalized Interest	1,829,540	-
Capitalized Amortization	87,947	6,885
Balance, end of the period	$25,103,924	$9,919,486

As at September 30, 2014, included in deferred mine development is capital properties and equipment with a total accumulated cost of $1,112,227 (2013 - $226,721). Total additions during the three and nine months ended September 30, 2014 were $701,921 and $885,507 (Three and nine months ended September 30, 2013 - $48,455 and $187,312). During the three and nine months ended September 30, 2014, amortization of $59,962 and $81,062 (Three and nine months ended September 30, 2013 - $2,038 and $2,038) relating to these assets was capitalized within deferred mine development.

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Months Ended September 30, 2014
(Unaudited - US dollars)

2. Mineral Properties - Continued

Company is capitalizing a portion of the interest expense related to the convertible debenture and loan in accordance with its accounting policy. See Note 6 (v) – Interest Expense.

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

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Months Ended September 30, 2014
(Unaudited - US dollars)

3. Share Capital - Continued

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

The following is a summary of stock option activity during the nine month period ended September 30, 2014:

		Weighted
		Average Exercise
	Shares	Price per Share
Options outstanding and exercisable: December 31, 2013	1,380,000	$0.87
Stock options issued	-	-
Stock options exercised	(530,000)	$0.21
Options outstanding, September 30, 2014	850,000	$1.27
Options exercisable, September 30, 2014	750,000	$1.29

During the three and nine months ended September 30, 2014, the Company recognized $87,769 and $279,917 (Three and nine months ended September 30, 2013 - $378,228 and $378,228) in stock-based compensation relating to employee stock options that have vesting terms.

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

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Months Ended September 30, 2014
(Unaudited - US dollars)

3. Share Capital – Continued

As at September 30, 2014, the aggregate intrinsic value of the outstanding exercisable options was approximately $Nil (December 31, 2013 - $325,995; September 30, 2013 - $1,381,067).

The total intrinsic value of 530,000 options exercised during 2014 was approximately $678,494 (December 31, 2013 - $881,816).

The unamortized compensation expense as at September 30, 2014 was $46,245 (December 31, 2013 - $325,158; September 30, 2013 - $418,682).

The following table summarizes information about stock options outstanding and exercisable at September 30, 2014:

		Weighted
	Number	Average
	Outstanding	Remaining
Expiry	and	Contractual Life	Exercise
Date	Exercisable	(Years)	Price

April 18, 2015	50,000	0.55	$1.22
June 3, 2018	300,000	3.68	$1.16
June 3, 2018	50,000	3.68	$1.16
September 3, 2018	150,000	3.93	$1.59
September 18, 2018	300,000	4.97	$1.26

Outstanding, September 30, 2014	850,000	3.64
Exercisable, September 30, 2014	750,000	3.64

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

The Company has provided reclamation financial assurance to the Bureau of Land Management, the State and Kern County totaling $563,105 (2013 - $478,742). This deposit earns interest at 0.1% per annum and is not available for working capital purposes.

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and clean up the property within the Project based on its activities and planned activities to date.

Management made the decision to capitalize all development expenditures directly related to the Project in July 2012, $Nil (December 31, 2013- $76,312) was capitalized as the asset portion of the retirement obligation for the period ended September 30, 2014. The following is a summary of asset retirement obligations:

	2014	2013
Balance, beginning of the period	$552,250	$475,938
Changes in cash flow estimates	-	76,312
Balance, end of the period	$552,250	$552,250

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Months Ended September 30, 2014
(Unaudited - US dollars)

5. Commitments and Contingencies

Property rent payments (Advance minimum royalties)

The Company has acquired a number of mineral properties outright. It has acquired exclusive rights to explore, develop and mine other portions of the Project under various mining lease agreements with landowners.

The Company is required to make property rent payments related to its mining lease agreements with landholders, in the form of advance minimum royalties. The total property rent payments for the nine months ended September 30, 2014 were $116,436 of which $24,480 was related to common shares issued (Year ended December 31, 2013 - $161,190 of which $22,568 related to common shares issued), and the Company is expected to make approximate payments of $184,000 in 2014 to various landowners under the existing lease agreements. The payments are at the discretion of the Company and will cease if and when the Company goes into production and then begins paying royalty payments on production yields.

There are multiple third party landholders and the royalty amount due to each landholder over the life of the Project varies with each property.

Finder’s fee

The Company has agreed to issue 100,000 common shares as a finder’s fee in connection with certain property acquisitions upon commencement of commercial production of the Project. As of September 30, 2014, commercial production has not commenced and no shares have been issued.

Management agreement

In 2004, the Company entered into an agreement with the President of the Company to issue 300,000 bonus shares upon completion of certain milestones. Upon receipt by the Company of a bankable feasibility study and the decision to place the Property into commercial production, a bonus of 150,000 common shares would be issued. Upon commencement of commercial production on the Property, a further bonus of 150,000 common shares would be issued. In May 2010, the Company entered into an amendment to the agreement whereby the 300,000 bonus shares would alternatively be issuable upon a change of control transaction, or upon a sale of all or substantially all of the Company’s assets, having a value at or above C$1.00 per share of the Company, with a further 300,000 bonus shares being issuable in the event the change of control transaction or asset sale occurred at a value at or above C$1.50 per share. This amended agreement is for a term of three years and shall automatically renew for two years. As at September 30, 2014, none of the milestones had been reached and no commitment to issue the common shares has been recorded in connection with these arrangements.

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

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Months Ended September 30, 2014
(Unaudited - US dollars)

5. Commitments and Contingencies - Continued

Mine Development Commitments

GQ California has entered into contracts for construction totalling approximately $3.6 million as of September 30, 2014, of which $0.7 million had been paid as of September 30, 2014. The major commitments relate to the construction of the assay laboratory for $1.2 million and work related to the water supply and water storage for $1.3 million. The commitments are expected to be paid out as $2.5 million in 2014 and $0.4 million in 2015.

GQ California also had a commitment of $4.2 million for the high pressure grinding roll (HPGR) as of September 30, 2014. Subsequent to September 30, 2014, GQ California made two payments totaling approximately $1.9 million. GQ California expects to make another payment of approximately $0.7 million in 2014 and the remaining payments will be made in 2015.

In addition, GQ California committed, as of September 30, 2014, to approximately $1.1 million for a water truck and a motor grader. The final terms of the mobile equipment financing were not known as of September 30, 2014. Subsequent to September 30, 2014, the water truck was delivered to site. Shortly after receiving the water truck, the Company paid $0.1 million, which represents the sales tax and a 10% deposit. The remaining $0.7 million will be financed over 48 months at an interest rate of 2.99% .

GQ California made approximately $1.8 million in additional construction commitments subsequent to September 30, 2014.

6. Related Party Transactions

Except as noted elsewhere in these consolidated financial statements, related party transactions are disclosed as follows:

(i)	Consulting Fees

For the three and nine months ended September 30, 2014, the Company paid $42,417 and $126,476 (2013 - $40,047 and $114,570) to Mr. H. L. Klingmann for services as President of the Company of which $13,811 (December 31, 2013 - $47,967; September 30, 2013 - $14,763) is payable as at September 30, 2014.

During the three and nine months ended September 30, 2014, the Company paid a total of $11,640 and $35,079 (2013 - $12,172 and $19,505) to its three independent directors. The two non-independent directors, Lutz Klingmann and Thomas M. Clay, do not receive directors’ fees for the three and nine months ended September 30, 2014 or 2013.

(ii)	Convertible Debentures

On July 26, 2013, the Company entered into agreements to issue convertible debentures for aggregate proceeds of C$10,000,000 ($9,710,603), from a significant shareholder group. The convertible debentures are unsecured and bear interest at 2% per annum, calculated on the outstanding principal balance, payable annually. The principal amounts of the notes are convertible into shares of the Company at a price of C$1.03 per share for a period of two years. If the notes have not been converted by the holder prior to the maturity date, then the Company may convert them at the lower of C$1.03 or the market price as at the maturity date.

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
For the Nine Months Ended September 30, 2014
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

On inception of the debentures, the fair value of the derivative liability related to the conversion feature was $5,741,520 and as at September 30, 2014, was $4,085,368 (December 31, 2013 - $2,833,987). The derivative liability was calculated using an acceptable option pricing valuation model with the following assumptions:

	2014	2013
Risk-free interest rate	1.07% - 1.09%	1.13% - 1.15%
Expected life of derivative liability	1.07 - 1.32 years	1.57 - 2 years
Expected volatility	95.87 - 98.71%	73.43% - 89.52%
Dividend rate	0.00%	0.00%

The changes in the derivative liability related to the conversion feature are as follows:

	September 30, 2014	December 31, 2013

Balance, beginning of the period	$2,833,987	$-
Fair value at inception	-	5,741,520
Change in fair value of derivative liability including
foreign exchange	1,251,381	(2,907,533)
Balance, end of the period	$4,085,368	$2,833,987

With the conversion feature initially being valued at $5,741,520, the resulting residual value allocated to the host debentures was $3,975,480, being the difference between the face value of the convertible debentures and the fair value of the conversion feature derivative liability.

The change in the convertible debentures is as follows:

	September 30, 2014	December 31, 2013
Balance, beginning of the period	$4,642,620	$-
Discounted convertible debentures	-	3,975,480
Amortization of discount	1,779,294	811,327
Foreign exchange	(275,435)	(144,187)
Balance, end of the period	$6,146,479	$4,642,620

During the three and nine months ended September 30, 2014, in addition to the amortization of the discount on the convertible debenture, the Company incurred interest expense of $45,543 and $137,059, (September 30, 2013 - $29,899 and $29,899) based on the 2% per annum stated interest rate for a total interest expense of $711,220 and $1,916,353 for the three and nine months ended September 30, 2014 (September 30, 2013- $348,821and $348,821).

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Months Ended September 30, 2014
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

The Loan will be repaid on a date that is less than 183 days before the maturity date As a result, the Company will pay the Lenders a prepayment penalty in the amount that is equivalent to 105% of the principal amount, plus interest on the principal amount at the rate of 5% per annum accrued to the date the Loan is repaid. The estimated $500,000 finance charge, included in the $867,123 interest payable balance, represents the prepayment penalty to the Lenders.

September 30, 2014
Balance, beginning of the period	$-
Proceeds from the loan	10,000,000
Balance, end of the period	$10,000,000

The interest expense and prepayment finance charge of $126,027 (2013 - $Nil) and $867,123 (2013 - $Nil) has been accrued on this loan three and nine months ended September 30, 2014 and is included in interest payable as at September 30, 2014.

(iv)	Advance

In July 2014, GQM Inc. entered into a $10,000,000 short-term advance agreement (the “Advance”) with Leucadia and Auvergne (together with Leucadia, the “Lenders”), with the Company as guarantor. Leucadia provided $6,500,000 of the loan and Auvergne provided $3,500,000. The Advance had an interest rate of 10.0% per annum, compounded monthly. Auvergne is an investment vehicle managed by Thomas M. Clay, a Director and insider of the Company. On closing of the joint venture transaction on September 15, 2014, GQ California applied part of the investment of $110,000,000 to repayment of principal and accrued interest on the $10,000,000 bridge loan advanced by the Lenders in July 2014. GQ California paid $209,607 in interest payment, including $73,632 paid to Auvergne on the July 2014 Advance, of which $45,264 was capitalized to mineral property interests.

(v)	Amortization of Discount and Interest Expense

The following summarizes the capitalized amortization of discount and interest expense as at September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
Amortization of discount and interest on loan and
convertible debenture	$2,993,083	$888,026
Less: Interest costs capitalized	(1,829,540)	-
Amortization of discount and interest expensed	$1,163,543	$-

(vi)	Joint Venture Transaction

On September 15, 2014, the Company closed the JV with Gauss resulting in both parties owning 50% interest in the Project. Pursuant to the JV, Golden Queen converted its wholly-owned subsidiary GQM Inc., the entity developing the Project, into a California limited liability company named Golden Queen Mining Company, LLC, “GQ California”. On closing of the transaction, Gauss acquired 50% of GQ California by investing $110 million cash in exchange for newly issued membership units of GQ California. GQ Holdco, a newly incorporated subsidiary of the Company, holds the other 50% of GQ California.

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Months Ended September 30, 2014
(Unaudited - US dollars)

6. Related Party Transactions – Continued

(vi)	Joint Venture Transaction - Continued

Gauss is a funding vehicle owned by entities controlled by Leucadia National Corporation (NYSE: LUK) (“Leucadia”) and certain members of the Clay family, a shareholder group which collectively owned approximately 27%, at the time of the transaction, of the issued and outstanding shares of Golden Queen (the “Clay Group”). Gauss is owned 67.5% by Gauss Holdings LLC (“Gauss Holdings”, Leucadia’s investment entity) and 32.5% by Auvergne LLC (“Auvergne”, the Clay Group’s investment entity). Pursuant to the transaction, Leucadia was paid a transaction fee of $2,000,000 and $275,000 was paid to Auvergne through GQ California. The Company has adopted an accounting policy of expensing transaction costs.

Variable Interest Entity

In accordance with ASC 810-10-30, the Company has determined that GQ California meets the definition of a VIE and that the Company is part of a related party group that, in its entirety, would meet the definition of a primary beneficiary. Although no individual variable interest holder individually meets the definition of a primary beneficiary in the absence of the related party group, Golden Queen has determined it is considered the member of the related party group most closely associated with GQ California. As a result, the Company has consolidated 100% of the accounts of GQ California in these condensed consolidated interim financial statements, while presenting a non-controlling interest portion representing the 50% interest in GQ California of Gauss on its balance sheet. A portion of the non- controlling interest has been presented as temporary equity on the Company’s balance sheet representing the initial fair value of the non-controlling interest that could potentially be redeemable by Gauss in the future.

Non-Controlling Interest

In accordance with ASC 810, the Company has presented Gauss’ ownership in GQ California as a non- controlling interest amount on the balance sheet within the equity section. However, the Amended and Restated Limited Liability Company Agreement (“LLC Agreement”) contains terms within Section 12.5 that provides terms for the exit from the investment in GQ California for a member whose interest in GQ California becomes less than 20%. The following is a summary of the terms of the clause:

Pursuant to Section 12.5, if a member becomes less than 20% interest holder, its remaining unit interest will (ultimately) be terminated through one of three events. At the non-diluted member’s option within 60 days of the of the diluted member’s interest dropping below 20% (the “triggering event”):

a.

Through conversion to a net smelter royalty (“NSR”) (in which case the conversion ratio is based on a pro rata percentage, determined on a linear basis, based on the following: 0-20% membership interest translates to 0-5% NSR) obligation of GQ California;

b.	Through a buy-out (at fair value) by the non-diluted member; or

c.	Through a sale process by which the diluted member’s interest is sold

•

If such sale process does not result in a binding offer acceptable to the non- diluted member within six months after the election by the non-diluted member, the sale process terminates and the non-diluted member has 15 days to choose between (a) and (b).

If the non-diluted member does not make an election pursuant to the above within 60 days, the diluted member may choose (a) or (b) above. If no election is made by the diluted member, option (a) is deemed to have been elected.

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Months Ended September 30, 2014
(Unaudited - US dollars)

6. Related Party Transactions – Continued

(vi)	Joint Venture Transaction - Continued

Non-Controlling Interest – Continued

This clause in the JV constitutes contingent redeemable equity as outlined in Accounting Series Release No. 268 (“ASR 268”) and has been classified as temporary equity.

The carrying value of the temporary equity is calculated using the guidance provided in ASC 480-10- S99 that specifies that the initial measurement of redeemable instruments should be carrying value. The breakdown of the allocation initial value of the temporary equity and the permanent equity is shown below. The 40% of temporary equity represents the amount of redeemable equity within Gauss’ ownership interest in the net assets of GQ California. The remaining 60% is considered permanent equity as it is not redeemable.

September 15, 2014
Net assets, GQ California before JV	$16,973,184
Investment by Gauss	110,000,000
Net assets, GQ California after JV	126,973,184
Gauss’ ownership percentage	50%
Net assets of GQ California attributable to Gauss	63,486,592

Allocation of non-controlling interest between permanent equity and temporary equity:
Initial value of permanent non-controlling interest (60% of total non-controlling interest)	38,091,955
Initial fair value of temporary non-controlling interest (40% of total non-controlling interest)	25,394,637

Subsequent to the initial transaction, the carrying value will be adjusted for net income and loss and distributions pursuant to ASC 810-10 based on the same percentage allocation used to value the initial book value of temporary equity.

	Three and Nine Months Ended
	September 30, 2014	September 30, 2013
Net and comprehensive loss in GQ California	$(2,320,490)	$-
Non-controlling interest percentage	50%
Net and comprehensive loss attributable to non- controlling interest	(1,160,245)	-
Net and comprehensive loss attributable to permanent non-controlling interest	$(696,147)	$-
Net and comprehensive loss attributable to temporary non-controlling interest	$(464,098)	$-

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Months Ended September 30, 2014
(Unaudited - US dollars)

6. Related Party Transactions – Continued

(vi)	Joint Venture Transaction - Continued

Dilution of Interest in Subsidiary

As a result of the JV transaction, the Company’s interest in GQ California was diluted from 100% to 50% and ordinarily, the Company would recognize a gain on dilution. Since the gain is with a related party, the gain was recorded in additional paid in capital (“APIC”) and calculated as being $46,513,408:

September 15, 2014
Investment by Gauss	$110,000,000
Less:
Initial value of permanent equity	(38,091,955)
Initial value of temporary equity	(25,394,637)
Gain on dilution	$46,513,408

Based on the guidance provided in ASC 810-10-55-4D and -4E, due to the fact the Company retained control, the gain has not been recognized in net income but rather has been recorded in equity as an increase to APIC.

Management Agreement

GQ California will be managed by a board of managers comprising an equal number of representatives of each of Gauss and GQ Holdco. The initial officers of GQ California are Lutz Klingmann as Chief Executive Officer, and Andrée St-Germain as Chief Financial Officer. As long as a member of the Clay family holds greater that 25% of the Company, the Clay Group is entitled to appoint one of the Company’s representatives to the GQ California board of managers.Capital Contribution Agreement

Pursuant to the JV, GQ Holdco will have the right to make a single capital contribution to GQ California of between $15 million and $25 million (the “Top-Up Contribution”), with each such threshold to be reduced by 50% of the amount of any proceeds received by GQ California from any debt financing transaction . Pursuant to the JV Agreement, if the Company (through GQ Holdco) makes the Top-Up Contribution, Gauss is committed to fund an amount equal to the Top-Up Contribution to GQ California, and the aggregate amount of such contributions are anticipated to provide GQ California with the necessary funds to fully develop the Project. If the Company does not make the Top-Up Contribution, Gauss will be obligated to make up to a $40 million capital contribution to GQ California, in which case GQ Holdco’s ownership interest in GQ California will be diluted and GQ Holdco will surrender one of its board seats in GQ California.

Standby Commitment

Golden Queen also entered into a backstop guarantee agreement with Gauss (the “Backstop Agreement”) whereby, if the Company conducts a rights offering, Gauss has agreed to purchase, upon the terms set forth in the Backstop Agreement, any common shares which have not been acquired pursuant to the exercise of rights under the Rights Offering at a purchase price to be determined but not to exceed $1.10 per common share, up to a maximum amount of $45 million in the aggregate. In consideration for entering into the Backstop Agreement, on closing of the Joint Venture, the Company paid Leucadia and Auvergne a standby guarantee fee of $2,250,000 , of which $731,250 was paid to Auvergne.

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Months Ended September 30, 2014
(Unaudited - US dollars)

6. Related Party Transactions – Continued

(vi)	Joint Venture Transaction - Continued

Standby Commitment - Continued

The Transaction Agreement and Backstop Agreement contemplated that the Company would file a registration statement in connection with the rights offering by October 15, 2014, however, the Company is conducting a full review of available financing alternatives, and as a result, whether the Company will proceed with a possible rights offering (if any), and the size of any such rights offering, is not known at this time. The Company will not be subject to additional fees or expenses as a result of not filing a registration statement in connection with a rights offering.

7. Supplementary Disclosures of Cash Flow Information

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash paid during period for:
Interest	$395,787	$-
Income taxes	$-	$-
Non-cash financing and investing activities:
Reclassification of derivative liability for exercised stock options and warrants	$-	$247,232
Stock option compensation	$279,917	$378,228
Common shares issued for mineral property	$24,480	$22,568
Gain (loss) on change in fair value of derivative liability	$(1,251,381)	$2,760,672
Mineral property expenditures included in accounts payable	$97,682	$1,029,233
Non-cash interest cost capitalized to mineral property interests	$1,829,540	$-
Non-cash amortization of discount and interest expense	$1,163,543	$349,586

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

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Months Ended September 30, 2014
(Unaudited - US dollars)

8. Derivative Liability – Options and Warrants- Continued

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

During the nine month period ended September 30, 2014 and the year ended December 31, 2013, there were no warrants treated as derivative liabilities.

The changes of derivative liability for options and warrants are as follows:

	September 30,	December 31,
	2014	2013

Balance, beginning of the period	$-	$3,522,071
Fair value of options granted	-	204,126
Fair value of options exercised	-	(910,054)
Change in fair value of options and warrants including foreign exchange	-	(2,478,127)
Extinguishment of liability on conversion of exercise price of options to Company’s functional currency	-	(338,016)
Balance, end of the period	$-	$-

9. Earnings (Loss) Per Share

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September	September	September	September
	30, 2014	30, 2013	30, 2014	30, 2013
Numerator:
Net income (loss) – numerator for basic EPS	$(1,811,843)	$(637,744)	$(10,012,335)	$756,340
Amortization of discount	-	349,586	-	349,586
Change in derivative liability – Convertible debentures	-	(749,998)	-	(749,998)
Change in derivative – Stock options	-	-	-	(2,551,768)

Numerator for diluted EPS	$(1,811,843)	$(1,038,156)	$(10,012,335)	$(1,195,840)

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Months Ended September 30, 2014
(Unaudited - US dollars)

9. Earnings (Loss) Per Share - Continued

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Denominator:
Denominator for basic EPS	99,778,683	98,317,948	99,554,864	98,116,201
Effect of dilutive securities:
Employee stock options	-	-	-	1,264,467
Convertible debenture	-	6,964,964	-	2,355,797
Denominator for diluted EPS	99,778,683	105,282,912	99,554,864	101,840,452

Basic earnings(loss) per share	$(0.02)	$(0.01)	$(0.10)	$0.01
Diluted loss per share	$(0.02)	$(0.01)	$(0.10)	$(0.01)

For the three and nine month periods ended September 30, 2014, 750,000 (September 30, 2013 – 500,000) options were not included above as their impact would be anti-dilutive. In addition, for the nine month period ended September 30, 2014, the convertible debenture was not included above as its effect would be anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of the operating results and financial condition of Golden Queen Mining Co. Ltd. (“Golden Queen” or the “Company”) is as at November 10, 2014 and should be read in conjunction with the unaudited condensed consolidated interim financial statements of the Company for the quarter ended September 30, 2014 and the notes thereto.

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

The Company started construction of infrastructure-related items during the third quarter of 2013.

Construction of Infrastructure and Project Facilities

Construction continued on site and proceeded smoothly with no incidents to report during the third quarter. Construction proceeded at a much-reduced rate as all major projects that were committed earlier in 2014 had been completed.

Phase I Construction

The construction of the basic water supply for the Project is under way. Our contractor started work on the water line from production well PW-1 through the bored crossing on July 28 and the first phase of this project was completed in September. The water storage tanks that had been used by our contractor during construction were also moved to site in September. The trucks that are being used for dust control now no longer need to leave the site to pick up a load of water with some cost savings. A 50hp electric pump was installed in PW-1 and this is now part of the permanent installation. Pressure tests were conducted on the first section of pipe line and this portion of the pipe line is now in use. Work is proceeding on the second leg of the pipe line that will end at the pad from where water will be distributed to all points of use on site. Considerable progress was also made with the electrical infrastructure required for this project. An order has been placed for five water storage tanks with delivery scheduled in December. Construction of the basic water supply is the second of a number of turn-key projects for the Project.

The access road and site preparation of the area where the downwind environmental monitoring station will be located was completed. Erection of the equipment was under way at the end of September and the station will be commissioned in October. The station must be in operation when pre-production mining starts.

Phase II Construction

The workshop – warehouse was completed in July. The workshop – warehouse septic system and leach field will be constructed in October.

A project is under way to equip the workshop with lubrication equipment and a compressed air system and the warehouse with shelving. We are also completing designs and cost estimates for the construction of four offices on the floor above the warehouse. These offices will be used by the engineering staff.

The construction of the fuel storage facility was completed in September. The fuel storage facility is a self-contained facility with 20,000 gallon diesel fuel and 1,000 gallon gasoline storage tanks and the necessary dispensing pumps, hoses and fittings.

The Company placed an order for a high-pressure grinding roll (“HPGR”) with ThyssenKrupp Industrial Solutions (USA), Inc. (formerly Polysius Corporation) and a deposit of ~$1 million was made in July. The Company also made the first progress payment of $1.3 million in late August as well as progress payments totaling $1.9 million subsequent to September 30, 2014. The vendor has now placed orders for all the key components and these are scheduled for delivery to the machining facilities in Germany before the end of 2014.

Detailed designs and cost estimates were completed for the assay laboratory, and a contract for the construction of the assay laboratory building was signed in the third quarter. The contractor has ordered the building and construction materials with delivery scheduled for early November. Construction is scheduled for completion in March 2015. This is the third of a number of turn-key projects for the Project.

Site grading of the area where the Merrill-Crowe plant will be constructed was under way at the end of September and this project was completed in October. The next project to be constructed in this area is a lined pump box for receiving pregnant solution from the heap leach facility.

Phase III Construction

The excavation of the overflow pond, which is part of the heap leach facilities, was completed in September with only final touch-up such as safety berms remaining in October.

The excavation of the base of the Hilfiker retaining wall was under way at the end of September. This project was completed in October. The next project in this area is the construction of the Hilfiker retaining wall which must be completed before the construction of the primary crusher station can proceed.

The test program to determine the parameters for the clay-tailings mixture that will be used to construct the lower, low-permeability liner of the Phase 1, Stage 1 heap leach pad was completed in July. The results of the field permeability tests indicated that two alternative test mixes both achieved the necessary low permeability. Based on these test results, the proposed materials and the necessary construction methods were approved for use in the full-scale construction of the Phase 1, Stage I heap leach pad. These test results confirmed that locally available materials can be used for this project.

Detailed engineering for the conveying and stacking system was completed and final cost estimates were received and approved by management in the third quarter. We signed a contract for the conveying and stacking system as a turn-key project in September.

A number of smaller, miscellaneous projects were also completed.

Key Changes in Costs from the Feasibility Study

One of the Company's priorities in the first quarter of 2014 was to do more detailed engineering for construction and update cost estimates for the major turn-key projects. The feasibility study capital cost estimates were prepared in 2012 and were therefore out of date by around 18 months by the end of 2013. These detailed designs are either well under way or have essentially been completed, and the Company has received updated cost estimates for all of the turn-key projects.

The current designs and updated cost estimates have raised the total estimated capital cost to build the Project to $114 million. This includes a contingency of 15% or approximately $15 million. The 2012 feasibility study cost estimate was $79 million with unallocated costs of $12 million for a total of $91 million.

In addition to the $114 million required to build the Project, the Company estimates that $10.5 million will be required for working capital and approximately $17 million for mobile mining equipment. These estimates have not changed from the feasibility study. The Company's new estimate for the total capital required to bring the Project to production is $141 million (from $119 million in the feasibility study), of which approximately $18 million has been spent to date.

Approximately 50% of capital expenditures are comprised of turn-key projects that will be awarded as fixed-price contracts. These contracts will therefore provide price protection during the construction. The Company has selected and is working with contractors with significant experience and excellent reputations for its turn-key projects.

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

The Company has confirmed an order for the HPGR with ThyssenKrupp Industrial Solutions (USA), Inc. (formerly Polysius Corporation). The cost of the HPGR is in line with the feasibility study cost estimate.

Stacking and Conveying System: The feasibility study design for the stacking and conveying system was done in 2005. The current design has evolved substantially over the past few years to a fully-automated system with a significant increase in the reliability of the overall system. The power distribution along the system has evolved with a separate transformer and motor control package for each unit of the system. Each of the grass hopper conveyors now includes a dust control cover and all functions of the stacker are now controlled by radio remote control. As a result of the changes, the estimated costs of the conveying and stacking system as a turn-key project have increased by $3.9 million.

Phase 1 Heap Leach Pad: The Phase 1 heap leach pad has been designed as a permanent, single-use pad with external solution collection systems. Crushed and agglomerated ore will be conveyed to the heap and stacked with a radial stacker. The Company has received an updated cost estimate for the construction of the Phase 1, Stage 1 pad and this cost estimate, after allowance for the construction of the overland conveyor route and peripheral roads in 2013, is lower than the feasibility study cost estimate by $1 million.

Merrill-Crowe Plant: The current design includes an increase in solution flow rates of 50% and this was decided upon as part of an overall design review of the Project. The increase in solution flow rates has been accommodated in the original Merrill-Crowe plant footprint. Costs have however increased by $1.8 million due to the required changes to the plant design.

Assay Laboratory: The assay laboratory has been changed from a laboratory assembled from three pre-fabricated modules to a laboratory constructed on site. Costs have increased by $0.8 million as a result of these changes.

Water Supply (Supply from two groundwater production wells and distribution on site): Both the design and the cost estimates for the water supply from two production wells were re-done by a consulting engineering firm based in Bakersfield. The original design done for the water supply feasibility study was inadequate resulting in a higher cost estimate than was originally anticipated by approximately $2.3 million.

Project Financing - Joint Venture Transaction

At Golden Queen’s special meeting of shareholders held on September 9, 2014, the Company’s shareholders voted overwhelmingly in support of the resolution approving the joint venture (the “Joint Venture Transaction”) with Gauss LLC (“Gauss”). Of the 28,416,591 shares voted at the meeting, approximately 99.6% voted in favour of the resolution. The number of shares voted at the meeting and the voting results exclude any shares held by Clay family members having an interest in the transaction. Details of the voting results were filed on SEDAR (www.sedar.com). The Joint Venture Transaction subsequently closed on September 15, 2014.

Pursuant to the Joint Venture Transaction, Golden Queen converted its wholly-owned subsidiary, Golden Queen Mining Co., Inc. (“GQ Inc.”), that is developing the Project into a California limited liability company named Golden Queen Mining Company, LLC (“GQ California”). On closing of the Joint Venture Transaction, Gauss acquired 50% of GQ California in exchange for its $110 million investment. Golden Queen Mining Holdings, Inc. (“GQ Holdco”), a newly incorporated subsidiary of Golden Queen, holds the other 50% of GQ California.

Gauss and GQ Holdco have entered into a joint venture agreement (the “JV Agreement”) that provides, inter alia, details of how GQ California will be managed and the obligations of each of the parties in connection with further funding requirements. GQ California is managed by a board of managers comprising an equal number of representatives of each of Gauss and GQ Holdco. The initial officers of GQ California are Lutz Klingmann as Chief Executive Officer, and Andrée St-Germain as Chief Financial Officer.

On closing of the Joint Venture Transaction, GQ California applied part of the investment of $110 million to repayment of principal and accrued interest on the $10,000,000 bridge loan advanced by Leucadia National Corporation (“Leucadia”) and Auvergne, LLC (“Auvergne”) in July 2014. The repayment was for a total of $10,209,607. GQ California will apply the remainder of the investment to the continued development of the Project and additional fees related to the Joint Venture Transaction as described under the heading Transactions with Related Parties. Golden Queen is currently evaluating financing alternatives to fund its capital contribution to GQ California that is required pursuant to the terms of the JV Agreement (see Transactions with Related Parties below).

Gauss is a funding vehicle owned by entities controlled by Leucadia and certain members of the Clay family, a shareholder group which collectively owned approximately 27%, at the time of the transaction, of the issued and outstanding shares of Golden Queen (the “Clay Group”). Gauss is owned 67.5% by Gauss Holdings LLC (Leucadia’s investment entity) and 32.5% by Auvergne LLC (the Clay Group’s investment entity). Pursuant to the JV Agreement, GQ Holdco will have the right to make a single capital contribution to GQ California of between $15 million and $25 million, with each such threshold to be reduced by 50% of the amount of any proceeds received by GQ California from any debt financing transaction (the “Top-Up Contribution”). Pursuant to the JV Agreement, if Golden Queen (through GQ Holdco) makes the Top-Up Contribution, Gauss is committed to fund an amount equal to the Top-Up Contribution to GQ California, and the aggregate amount of such contributions are anticipated to provide GQ California with the necessary funds to fully develop the Project. If GQ Holdco does not make the Top-Up Contribution, Gauss will be obligated to make up to a $40 million capital contribution to GQ California, in which case GQ Holdco’s ownership interest in GQ California will be diluted and GQ Holdco will surrender one of its board seats at GQ California.

Please refer to the transaction documents filed on EDGAR on June 12, 2014 and July 31, 2014 for further details on the Joint Venture Transaction.

Standby Commitment

Golden Queen also entered into a backstop guarantee agreement with Gauss (the “Backstop Agreement”) whereby, if the Company conducts a rights offering, Gauss has agreed to purchase, upon the terms set forth in the Backstop Agreement, any common shares which have not been acquired pursuant to the exercise of rights under the rights offering at a price to be determined but not to exceed $1.10 per common share, up to a maximum amount of $45 million in the aggregate. In consideration for entering into the Backstop Agreement, on closing of the Joint Venture Transaction, the Company paid Leucadia and Auvergne a standby guarantee fee of $2,250,000.

The Transaction Agreement and Backstop Agreement contemplated that the Company would file a registration statement in connection with the rights offering by October 15, 2014, however the Company is conducting a full review of available financing alternatives, and as a result, whether or not the Company will proceed with the rights offering (if any), and the size of any such rights offering, is not known at this time. The use of proceeds of any financing is expected to include funding the Company’s additional investment in GQ California in order to maintain its 50% joint venture interest. The Company will not be subject to additional fees or expenses as a result of not filing a registration statement in connection with a rights offering.

The Center for Biodiversity Petition to List the Mojave Shoulderband Snail as an Endangered Species

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

Other Legal Matters

During the second quarter of 2014, the Company filed a complaint with the National Labor Relations Board (the “NLRB”) against the Building and Construction Trades Council of Kern, Inyo, and Mono Counties (the “Union”). The complaint was in response to action taken by the Union related to a 1997 project labor agreement that the Company believes is not applicable to the current Project and, in any event, unenforceable under federal labor law.

The NLRB informed the Company that the NLRB’s General Counsel had found in favor of the Company in the above matter in early October. The NLRB next informed the Company that the Union had decided not to sign the Settlement Agreement offered by the NLRB. The NLRB is now expected to issue a Complaint against the Union within thirty days with the NLRB in the role of prosecutor. In this case the NLRB, Region 31, will be acting as a representative of the NLRB General Counsel and will be prosecuting this unfair labor practice charge against the Union.

The Company will assess its options related to this matter when the Complaint has been filed and the Union has responded.

Results of Operations

The following are the results of operations for the three and nine months ended September 30, 2014, and the corresponding period ended September 30, 2013.

The Company had no revenue from operations.

The Company incurred general and administrative expenses of $1,119,216 and $4,266,435 during the three and nine months ended September 30, 2014 as compared to $766,108 and $1,668,610 for the same periods in 2013. Costs were higher by $353,108 and $2,597,825 for the three and nine months ended September 30, 2014 when compared with the same periods in 2013. The reasons for the higher costs are highlighted below.

The following significant general and administrative expenses were incurred during the nine months ended September 30, 2014 with a comparison to costs incurred during the same period in 2013:

  $1,214,603 (2013 – $301,061) for legal expenses. The increase is the result of the work required for financing activities, a general increase in overall corporate activity and other corporate matters such as the Company’s response to the Petition (refer to The Center for Biodiversity Petition to List the Mojave Shoulderband Snail as an Endangered Species above). In addition, there were significant legal fees related to the Joint Venture Transaction that were incurred mostly in the three months ended September 30, 2014 (refer to Project Financing - Joint Venture Transaction above).

  $452,097 (2013 - $192,540) for audit, tax and accounting fees. The current period increase is the result of higher costs associated with the 2013 year-end audit completed in first quarter of 2014. With the increase in overall corporate activity, changes and improvements to our control environment and processes and a move from the exploration stage to the development stage, the amount of work required to complete the financial statement audit and the internal control over financial reporting audit increased as compared to the prior period. Finally, there were significant accounting fees related to the Joint Venture Transaction due to the complexity of the agreement, including the hiring of an independent accounting firm to assist with complex accounting matters (refer to Project Financing - Joint Venture Transaction above).

  $677,081 (2013 – $49,004) for corporate expenses. The increase is due to the costs associated with the Company’s financing activities and a general increase in overall corporate activity. Additional fees had to be paid in connection with the Joint Venture Transaction (refer to Project Financing - Joint Venture Transaction above). The Company opened an administrative office in Mojave in July 2013 and has been hiring new employees, hence increasing overall corporate expenses at the project level as well as costs related to recruiting and relocating new hires.

  $787,453 (2013 - $88,756) for corporate salary. The increase is the result of the Company having eleven full-time staff at the Vancouver and Mojave offices.. Most of the staff was hired in 2014. The nine month period ended September 30, 2014 for corporate salary includes a bonus payable, not issued in prior periods.

  $119,583 (2013 - $30,508) for public relations and promotions. The increase is due to the increase in overall corporate activity, the Company’s financing efforts and a move from the exploration stage to the development stage.

  $393,893 (2013 - $117,660) for office expense. The significant increase in the office expenses is directly related to the increased activity at the Mojave office including items such as office supplies, computers and software, utilities, telephone, internet, vehicle expense and advertising.

  $74,111 (2013 - $42,689) for travel and accommodation. The increase in travel and accommodation is related to management’s travels to site given the increased construction activity on site. The increase is also due to travels related to the financing activities of the Company.

  $56,342 (2013 - $Nil) for repairs and maintenance. The repairs and maintenance expenses are related to work done on the Company-owned houses located in Mojave, as well as work done on the Mojave office.

  $78,614 (2013 - $44,066) for insurance expenses. The insurance expenses increase are related to the general increase in corporate and site activities.

The following significant general and administrative expenses were incurred during the three months ended September 30, 2014 with a comparison to costs incurred during the same quarter in 2013:

  $285,836 (2013 – $71,046) for legal expenses. The increase is the result of the work required for financing activities. Also included in the third quarter costs were a significant portion of the legal fees related to the Joint Venture Transaction (refer to Project Financing - Joint Venture Transaction above).

  $187,576 (2013 - $59,322) for audit, tax and accounting fees. The increase is the result of the work required for tax discussion and analyses with experts in the subject matter related to the Joint Venture Transaction and other general corporate matters. Finally, there was significant accounting fees related to the joint venture agreement due to the complexity of the agreement, including the hiring of an independent accounting firm to assist with complex accounting matters during the third quarter of 2014 (refer to Project Financing - Joint Venture Transaction above).

  $399,698 (2013 - $68,898) for corporate salary. The increase is the result of the Company having eleven full-time staff at the Vancouver and Mojave offices. The three month period ended September 30, 2014 for corporate salary includes a bonus payable, not issued in prior periods..

  $78,765 (2013 - $25,452) for public relations and promotions. The increase is due to the increase in overall corporate activity, the Company’s financing efforts and the costs associated with the shareholder vote on the joint venture agreement.

  $39,391 (2013 - $18,250) for travel and accommodation. The increase in travel and accommodation is related to management’s travels to site given the increased construction activity on site. The increase is also due to travels related to the financing activities of the Company.

  $56,342 (2013 - $Nil) for repairs and maintenance. The repairs and maintenance expenses are related to work done on the Company-owned houses located in Mojave, as well as work done on the Mojave office.

  $87,769 (2013 – $311,870) in stock-based compensation expense. There were no stock options issued in 2014. The stock-based compensation expense in the third quarter of 2014 is related to the amortization of costs associated with unvested stock options issued in the third quarter of 2013.

The Company incurred $208,126 and $1,163,543 for interest expense during the three and nine months ended September 30, 2014 as compared with $349,586 and $349,586 for the same period in 2013. The Company received C$10,000,000 by issuing convertible debentures in July 2013, received $10,000,000 from a loan in January 2014 and received $10,000,000 from an advance in July 2014. This resulted in interest expenses for the period.

The Company capitalizes a portion of the interest expenses as the Company’s loans and advances were contracted to fund significant exploration and development costs. As such, the Company capitalized a portion of the above interest expense as it related to funds borrowed to complete development activities at the Project site. The following summarizes interest expense as at September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013

Amortization of discount and interest on loan and convertible debenture	$2,993,083	$888,026
Less: Interest cost capitalized	(1,829,540)	-
Amortization of discount and interest expense	$1,163,543	$-

The total amount of interest capitalized during the three and nine months ended September 30, 2014 was $838,727 and $1,829,540 (2013 - $Nil and $Nil).

The total interest cost, inclusive of the capitalized interest, includes an amortization of the discounted convertible debentures of $665,676 and $1,779,294 during the three and nine months ended September 30, 2014 (2013 - $319,622 and $319,622); includes $45,543 and $137,059 related to the stated interest on the July 2013 convertible debentures during the three and nine months ended September 30, 2014 (2013 - $29,964 and $29,964), includes $126,027 and $867,123 related to the January 2014 loan during the three and nine months ended September 30, 2014 (2013 - $Nil and $Nil) and includes $209,607 and $209,607 related to the July 2014 advance during the three and nine months ended September 30, 2014 (2013 - $Nil and $Nil). Included in the interest cost for the January 2014 loan is a finance charge of $500,000 (2013 - $Nil). This charge represents the premium payable to the lender. The finance charge became due once management concluded that the loan would be repaid with less than 183 days remaining before maturity. The Company paid $186,180 in interest during the third quarter on the July 2013 convertible debentures (2013 - $Nil). In addition, GQ California paid $209,607 in interest during the third quarter on the July 2014 advance (2013 - $Nil).

GQ California incurred transaction fees for $2,275,000 (2013 – $Nil) during the third quarter of 2014. The transaction fees were paid to Leucadia and Auvergne when the Joint Venture Transaction closed on September 15. Golden Queen incurred commitment fees of $2,250,000 (2013 – $Nil) and these commitment fees were also paid to Leucadia and Auvergne when the Joint Venture Transaction closed on September 15. The commitment fees were paid as a result of the Standby Commitment (refer to Project Financing - Joint Venture Transaction above).

The Company recorded a decrease in the derivative liability including foreign exchange of $2,861,314 as a result of a decrease in the Company’s share price during the three months ended September 30, 2014 from the previous quarter compared to a decrease of $475,862 for the same quarter in 2013. For the nine months ended September 30, 2014, the Company recorded an increase in the derivative liability including foreign exchange of $1,251,381 (2013 – decrease of $2,760,672) as a result of the addition of a derivative liability related to the July 2013 convertible debentures and an increase in the Company’s share price from December 31, 2013 as compared to the same period in 2013. The derivative liability as of September 30, 2014 is the result of the convertible debenture having a conversion price denominated in Canadian dollars as well as the fact that the final conversion price is not fixed, whereas at September 30, 2013, the derivative liability was the result of both the convertible debenture (for the reasons stated above) and the stock options having exercise prices in Canadian Dollars, which is not the Company’s functional currency. In both cases, the conversion/exercise prices were denominated in a currency that was not the functional currency of the Company, US Dollars. These derivative liability changes are a non-cash item and were recorded in accordance with accounting pronouncement ASC 850-40-15. Refer to Notes 6 and 8 of the unaudited condensed consolidated interim financial statements for a detailed analysis of the changes in fair value of the derivative liability.

Interest income of $18,940 (2013 - $2,088) was higher during the three months ended September 30, 2014 as compared with the same period in 2013 due to higher cash balances in 2014. For the nine month period ended September 30, 2014, interest income was $33,778 (2013 - $13,864), significantly higher than the same period in 2013 due to higher cash balances during the nine month period ended September 30, 2014. Interest rates remained low during the quarter and are projected to remain low for the remainder of 2014 at least.

The Company recorded a net and comprehensive loss of $1,811,843* and $10,012,335* (or $0.02 and $0.10 basic loss per share) during the three and nine months ended September 30, 2014 as compared to net and comprehensive loss of $637,744 and net income of $756,340 (or $0.01 basic loss and $0.01 basic income per share) during the same period of 2013. The difference between the three months ended September 30, 2014 and 2013 is mainly due to the transaction and commitments fees of $2,275,000 (2013 – $Nil) and $2,250,000 (2013 - $Nil) respectively, related to the Joint Venture Transaction. These fees were partially offset by a decrease of the derivative liability of $2,861,314 (2013 - $475,862). The difference between the nine month periods ended September 30, 2014 and 2013 was the result of the transaction fees and commitment fees of $2,275,000 and $2,250,000 respectively, related to the Joint Venture Transaction, increased administrative expense of $2,597,823, increased interest expense of $813,957, a cost that was minimal in 2013, and a difference of $4,012,053 in the change in fair value of the derivative liability.

* - Net income (loss) for the period attributable to the Company.

Summary of Quarterly Results

Results for the eight most recent quarters are set out in the table below:

Results for the quarter ended on:	Sept. 30, 2014	June 30,2014	March 31, 2014	Dec. 31, 2013
Item		$	$	$
Revenue	Nil	Nil	Nil	Nil
Net income (loss) for the quarter	(1,811,843)*	(705,843)	(7,494,638)	1,221,564
Basic net income (loss) per share	(0.02)	(0.01)	(0.08)	0.02
Diluted net income (loss) per share	(0.02)	(0.01)	(0.08)	(0.01)

Results for the quarter ended on:	Sept. 30, 2013	June 30, 2013	March 31, 2013	Dec. 31, 2012
Item	$	$	$	$
Revenue	Nil	Nil	Nil	Nil
Net income (loss) for the quarter	(637,744)	1,226,780	167,304	803,716
Basic net income (loss) per share	(0.01)	0.01	0.00	0.01
Diluted net income (loss) per share	(0.01)	(0.00)	(0.00)	0.01

* - Net income (loss) for the period attributable to the Company.

For the quarters above, the main reason for the significant fluctuations in the net income (loss) has been the result of the fluctuations Company’s derivative liabilities. For fiscal 2014, the Company experienced a significant loss related to its derivative liabilities in the amount of $5,747,376 (2013 – Gain of $611,949) in the first quarter whereas the second and third quarters of 2014 resulted in gains of $1,634,681 (2013 – Gain of $1,672,861) and $2,861,314 (2013 – Gain of $475,862). In the fourth quarter of 2013, the Company saw a rise in the Company’s stock price resulting in an increase in the derivative liabilities of $2,624,988. The Company’s derivative liabilities are a function of the Company’s stock price. As the stock price rises, the derivative liabilities increase resulting in the Company recognizing losses and when the stock price drops, the Company recognizes gains.

In general, the results of operations can vary from quarter to quarter depending upon the nature, timing and cost of activities undertaken during the quarter, whether or not the Company incurs gains or losses on foreign exchange or grants stock options, and the movements in its derivative liability.

Please refer to the Results of Operations section above for the results of operations for the three month and nine month period ended on September 30, 2014.

Reclamation Financial Assurance

The Company provided reclamation financial assurance to the Bureau of Land Management, the State and Kern County of $478,742 for the year ended December 31, 2013 ($339,076 for the year ended December 31, 2012). This amount increased to $563,105 during the nine months ended September 30, 2014. The deposit earns interest at 0.1% per annum and is not available for working capital purposes. The increase in the deposit was to ensure the amount of the reclamation financial assurance covers the asset retirement obligation from the previous year. The deposit is held within GQ California.

The reclamation financial assurance increased to $552,250 in 2014 based upon the anticipated work done on site in 2014 and the Company recorded this obligation as at September 30, 2014. The estimate was submitted to the State Office of Mine Reclamation for review and was subsequently approved by the Kern County Engineering, Surveying & Permit Services Department.

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and clean-up its property based on its activities to date. During the three and nine months ended September 30, 2014, there were no changes to the retirement obligations as compared with the year ended December 31, 2013, where $76,312 was capitalized to mineral property interests as the asset portion of the retirement obligation. The amount was capitalized as the Company is in the development stage and is capitalizing all of its development costs pursuant to our policy. The total asset retirement obligation as of September 30, 2014 is $552,250 (December 31, 2013 - $552,250). Prior to 2013, the asset retirement obligation was expensed. The Company will be reassessing the retirement obligation if and when a production decision has been made or there are further site disturbances during the phased construction.

Property Rent Payments

The Company continues to make property rent payments to landholders and paid $116,436 in cash and $24,480 in common shares of the Company for the nine month period ended September 30, 2014, as compared to $94,020 during the same period in 2013. The overall payments during the year are expected to increase from approximately $161,000 in 2013 to approximately $184,000 in 2014. The Company is in ongoing discussions with landholders and has made offers to buy back royalty interests.

Mine Development Commitments

GQ California has entered into contracts for construction totaling approximately $3.6 million as of September 30, 2014, of which $0.7 million had been paid as of September 30, 2014. The major commitments relate to the construction of the assay laboratory for $1.2 million and work related to the water supply and water storage for $1.3 million. The commitments are expected to be paid out as $2.5 million in 2014 and $0.4 million in 2015.

GQ California also had a commitment of $4.2 million for the HPGR as of September 30, 2014. Subsequent to September 30, 2014, GQ California made two payments totaling approximately $1.9 million. GQ California expects to make another payment of approximately $0.7 million in 2014 and the remaining payments will be made in 2015.

In addition, GQ California committed, as of September 30, 2014, to approximately $1.1 million for a water truck and a motor grader. The final terms of the mobile equipment financing were not known as of September 30, 2014. Subsequent to the end of the third quarter, the water truck was delivered to site. Shortly after receiving the water truck, GQ California paid $0.1 million, which represents the sales tax and a 10% deposit. The remaining $0.7 million will be financed over 48 months at an interest rate of 2.99% .

GQ California made approximately $1.8 million in additional construction commitments subsequent to September 30, 2014.

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

The Company did not grant options during the quarters ended December 31, 2013, March 31, 2014, June 30, 2014 and September 30, 2014.

A total of 850,000 (750,000 exercisable) (December 31, 2013 – 1,380,000 (880,000 exercisable); September 30, 2013 – 2,280,000 (1,780,000 exercisable)) common shares were issuable pursuant to such stock options as at September 30, 2014.

Transactions with Related Parties

Consulting Fees

For the three and nine months ended September 30, 2014, the Company paid $42,417 and $126,476 (2013 - $40,047 and $114,570) to Mr. H. Lutz Klingmann for services as President of the Company of which $13,811 (December 31, 2013 - $47,967; September 30, 2013 - $14,763) is payable as at September 30, 2014.

During the three and nine months ended September 30, 2014, the Company paid a total of $11,640 and $35,079 (2013 - $12,172 and $19,505) to its three independent directors. The two non-independent directors, H. Lutz Klingmann and Thomas M. Clay, do not receive directors’ fees for the three and nine months ended September 30, 2014 or for the same periods in 2013.

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

The Company paid $186,180 in interest during the third quarter related to this convertible debenture.

See also Note 6 of the unaudited condensed consolidated interim financial statements for more details on the convertible debentures.

Loan

In January 2014, the Company entered into an agreement to secure a $10,000,000 loan (the “Loan”). The Loan was provided by members of the Clay family including $7,500,000 provided by an investment vehicle managed by Thomas M. Clay, a Director and insider of the Company. The Loan has a twelve-month term and bears an annual interest rate of 5%, payable on the maturity date. If the Loan is repaid on a date that is less than 183 days before the maturity date, the Company will pay the Lenders 105% of the principal amount, plus interest on the principal amount at the rate of 5% per annum accrued to the date the Loan is repaid. In addition, the outstanding balance will be immediately due and payable on the earlier of the maturity date, the first date during the term on which a financing over $15,000,000 is completed and the occurrence of an event of default. As at September 30, 2014, the value of the prepayment option has been recognized as an interest cost as management assessed its ability to prepay the Loan and concluded that the Company would not be able to prepay the Loan within the terms outlined above.

See also Note 6 of the unaudited condensed consolidated interim financial statements for more details on this Loan.

Advance

In July 2014, GQ Inc. (the predecessor of GQ California) entered into an agreement for a $10,000,000 short-term loan (the “Advance”) with Leucadia and Auvergne (together the “Lenders”), with the Company as guarantor. Leucadia provided $6,500,000 and Auvergne provided $3,500,000 of the Advance respectively. The Advance had an interest rate of 10.0% per annum, compounded monthly. Auvergne is an investment vehicle managed by Thomas M. Clay, a Director and insider of the Company. On closing of the joint venture transaction on September 15, 2014, GQ California applied part of the investment of $110,000,000 to repayment of principal and accrued interest on the Advance. GQ California paid $209,607 in interest payment, including $73,632 paid to Auvergne on the July 2014 Advance, of which $45,264 was capitalized to mineral property interests.

See also Note 6 of the unaudited condensed consolidated interim financial statements for more details on this Advance.

Joint Venture Transaction

The Company closed the Joint Venture Transaction with Leucadia and Auvergne on September 15 (see Project Financing - Joint Venture Transaction above and Note 6(vi) of the unaudited condensed consolidated interim financial statements for more details). Auvergne is managed by Thomas M. Clay, a Director and insider of the Company.

Pursuant to the transaction, GQ California paid transaction fees to Leucadia and Auvergne of $2,000,000 and $275,000, respectively. The Company paid commitment fees to Leucadia and Auvergne of $1,518,750 and $731,250, respectively.

There were no other transactions with related parties during the quarter ended September 30, 2014.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash, receivables, accounts payable and accrued liabilities and loans payable approximate fair values because of the immediate or short-term maturity of these financial instruments. The carrying amount of the convertible debenture is being recorded at amortized cost using the effective interest rate method. As at September 30, 2014, the estimated fair value of the convertible debenture using a discounted cash flow analysis based on an interest rate for a similar type of instrument without a conversion feature was $8,518,170. The fair value of the reclamation financial assurance approximates the carrying value because the stated interest rates reflect recent market conditions or because the rates are variable in nature. The value of the embedded derivative is being recorded at its fair value using an acceptable valuation model at each reporting period.

It is the opinion of management that the Company is not exposed to significant interest, currency or credit risk arising from the use of these financial instruments.

Refer also to the note on fair value of derivative liability change under Results of Operations above.

Liquidity and Capital Resources

The Company and GQ Holdco (100%-owned by the Company) held $5,442,546 in cash on September 30, 2014 as compared to $8,089,943 during the same period in 2013. The decrease in cash is due to corporate and project-related expenditures, payment of the commitment fees to Leucadia and Auvergne (see Transactions with Related Parties above), mostly off-set by an early distribution of $5,000,000 from GQ California to GQ Holdco. It is expected that the cash held by the Company will fund the Company’s corporate expenses until production start in late 2015 or early 2016. The only near term commitment of the Company, other than $404,720 in accounts payable as of September 2014, is the January 2014 $10,000,000 loan, which will mature in January, 2015.

The Company’s 50%-owned subsidiary, GQ California, held $92,034,560 in cash as of September 30, 2014. The cash will be used to fund capital expenditures required to take the Project to production. GQ California had, as of September 30, 2014, approximately $8.9 million in construction and equipment related commitments, which will be covered, for the most part, by the cash on hand. The capital expenditures are expected to significantly increase in the fourth quarter of 2014 as the Company starts full construction. The trend will continue until the Company reaches the commissioning phase in late 2015 or early 2016. It is expected that the current cash on hand will fund capital expenditures until the third quarter of 2015. The remaining capital expenditures, estimated to be between $30 million and $40 million will be shared by the joint venture partners. The Company is evaluating various financing options to fund its attributable remaining capital expenditures, including debt and equity.

Cash used in Operating Activities:

Cash was used to fund the general and administrative work on the Project and for legal, accounting, consulting and regulatory fees of the Company.

Cash from Financing Activities:

The Company formed a joint venture with Gauss in September 2014 (refer to Project Financing - Joint Venture Transaction above). Gauss acquired 50% of GQ California in exchange for a $110,000,000 investment. On closing of the joint venture transaction, GQ California applied part of the investment of $110,000,000 to repayment of principal and accrued interest on the $10,000,000 July 2014 Advance provided by Leucadia and Auvergne (see Transactions with Related Parties above). GQ California also made a $5,000,000 early distribution to each Gauss and GQ Holdco, for a total early distribution of $10,000,000.

During the nine months ended on September 30, 2014, options were exercised by former directors as follows:

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

Cash used in investing activities totaled $13,317,102 during the nine months ended September 30, 2014 (2013 - $4,587,450).

The Company continued its work on the Project with the main work being completed in the third quarter of 2014 as described in Construction of Infrastructure and Project Facilities above.

Workshop-Warehouse: The Company awarded a contract for the construction of the workshop-warehouse and wash slab to a contractor based in Lancaster in November 2013. This project was completed in July with a final payment made in August.

Water Supply & Water Storage: The construction of the basic water supply for the Project is under way. Considerable progress was also made with the electrical infrastructure required for this project.

Fuel Storage Facility: Construction of the fuel storage facility was completed in September.

Site Preparation: Site preparation of the area where the crushing-screening plant will be constructed was completed with a final progress payment in July. The excavation of the overflow pond was completed and site grading was started in the area where the Merrill-Crowe plant will be constructed, both in September.

Crushing-Screening Plant: The Company placed an order for a high-pressure grinding roll with ThyssenKrupp Industrial Solutions (USA), Inc. and we made a down-payment and a first progress payment totaling approximately $2.3 million in the third quarter.

EPCM (Engineering, Procurement and Construction Management): Detailed engineering work and construction management continued during the third quarter of 2014. Significant costs were incurred in detailed engineering for the crushing-screening plant, the stacking and conveying system and the Merrill-Crowe plant.

Working Capital:

As at September 30, 2014, the Company had current assets of $97,695,965 (December 31, 2013 - $5,107,259; September 30, 2013 - $8,184,884) and current liabilities of $22,586,126 (December 31, 2013 - $1,521,954; September 30, 2013 - $2,625,871) or working capital of $75,109,839 (December 31, 2013 – working capital of $3,585,305; September 30, 2013 – working capital of $5,559,013). The increase in working capital is the result of the Joint Venture Transaction (refer to Liquidity and Capital Resources above).

The Company will use its cash on hand for ongoing work on site (refer to Construction of Infrastructure and Project Facilities above), for detailed engineering of facilities for the Project, for buying back royalty interests, for additional land purchases, and for legal, accounting and regulatory fees.

Outstanding Share Data

The number of shares issued and outstanding and the fully diluted share position are set out in the table below:

Item	No. of Shares
Shares issued and outstanding on June 30, 2014	99,778,683
Shares issued for mineral properties	Nil
Shares issued pursuant to the exercise of stock options	Nil
Shares issued and outstanding on September 30, 2014	99,778,683	Exercise Price	Expiry Date
Director and consultants stock options	850,000	US$1.16 to US$1.59	From 04/19/15 to 09/18/18
Shares to be issued as a finder’s fee	100,000	Not Applicable	Not Applicable
Bonus shares to H.L. Klingmann	600,000	Not Applicable	Not Applicable
Fully diluted on September 30, 2014	101,328,683
Shares to be issued on conversion of convertible debentures*	9,708,737	Lower of C$1.03 or market price on maturity date*	07/25/15
Fully diluted on November 10, 2014	111,037,420
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

The Project is fully permitted.

The revised estimated capital costs, including working capital and assuming purchase of the mining equipment, are $141 million.

The Company estimates that construction can be completed in approximately 15 to 18 months.

The net proceeds from the JV Transaction will be applied to the continued development of the Project. It is expected that the current cash on hand will fund capital expenditures until the third quarter of 2015. The remaining capital expenditures, estimated to be between $30 million and $40 million will be shared by the joint venture partners.

The Company is evaluating various financing options, including debt and equity, to fund its attributable remaining capital expenditures. The January $10,000,000 loan will also mature in January 2015 and the company will need to raise the capital required to retire the loan, the premium charge and accrued interest.

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

Non-controlling Interest

Non-controlling interest consists of equity in GQ California not attributable, directly or indirectly, to Golden Queen. The non-controlling interest has been classified into two categories; permanent equity and temporary equity.

Non-controlling interests in temporary equity represent the estimated portion of non-controlling interest that could potentially be convertible through either a conversion of the non-controlling interest into a net smelter royalty obligation of GQ California or a buy-out of the non-controlling interest at fair value by the Company. The convertible portion of non-controlling interest recorded in temporary equity is initially recorded at the carrying value and then adjusted for net income or loss and distributions attributable to the temporary equity.

The non-controlling interest in permanent equity represents the portion of the non-controlling interest that is not convertible. Please refer to Note 6(vi) for complete details of how the transaction has been accounted for.

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

The Company has provided reclamation financial assurance to the Bureau of Land Management, the State of California and Kern County totaling $563,105.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We hold 96.2% of our cash in bank deposit accounts with a single major financial institution. The interest rates received on these balances may fluctuate with changes in economic conditions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash balances during the quarter ended September 30, 2014, a 1% decrease in interest rates would have reduced the interest income for the quarter ended September 30, 2014 to a trivial amount.

Foreign Currency Exchange Risk

Foreign currency exchange rates can fluctuate widely due to numerous factors, such as supply and demand for foreign and U.S. currencies and U.S. and foreign country economic conditions. Currency exchange fluctuations may impact the costs of our operations and may affect our profitability and cash flows. Specifically, the appreciation of the U.S. dollar against the Canadian dollar may result in an increase in our operating costs in Canadian dollar terms. The Company now holds approximately 99.7% of its funds in U.S. dollar deposit accounts with a Canadian financial institution and a U.S. financial institution to eliminate currency exchange risks.

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

As of September 30, 2014, our Chief Executive Officer and Chief Financial Officer, and our external Sarbanes-Oxley consultants carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2014 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued in 1992. In 2013, COSO released an updated framework that becomes effective for year-ends beginning on December 15, 2014. Management is working to be compliant with the new framework by its annual assessment for the year ended December 31, 2014.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2014, the Company determined that there were no deficiencies that constituted material weaknesses.

As a result, management has concluded that the Company did maintain effective internal control over financial reporting as of September 30, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO as issued in 1992.

Changes in Internal Control

There were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three month period ended September 30, 2014.

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
  Managing Confidential Information Policy
  Whistleblower Policy
  Anti-corruption Policy

All policies can be viewed in full on the Company’s website at www.goldenqueen.com

For the period ended September 30, 2014 and year ended December 31, 2013, there were no reported instances of fraud.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See “The Center for Biodiversity Petition to List the Mojave Shoulderband Snail as an Endangered Species” and “Other Legal Matters” contained in Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

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

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934.

32.1	Section 1350 Certification of the Principal Executive Officer.

32.2	Section 1350 Certification of the Principal Financial Officer.

99.1	Risks Related to the Joint Venture is incorporated by reference to Exhibit 99.1 to the Form 10-Q of the Company, filed with the SEC on August 11, 2014.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schedule

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2014

GOLDEN QUEEN MINING CO. LTD.
(Registrant)

By:	/s/ H. Lutz Klingmann
H. Lutz Klingmann
Principal Executive Officer

By:	/s/ Andree St-Germain
Andree St-Germain
Principal Financial Officer