Form 10-K
period 2014-12-31
GOLDEN QUEEN MINING CO LTD
filed 2015-03-16
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
$92,437,373 as at June 30, 2014.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:
99,778,683 common shares as at March 16, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K, which Proxy Statement is to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2014. If the definitive Proxy Statement cannot be filed on or before the 120 day period, the issuer may instead file an amendment to this Form 10-K disclosing the information with respect to Items 10 through 14.

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

Signatures

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K and the documents incorporated by reference herein constitute forward-looking information and forward-looking statements within the meaning section 27A of the Securities Act of 1933 (as amended), section 21E of the Securities Exchange Act of 1934 (as amended), the United States Private Securities Litigation Reform Act of 1995 and applicable Canadian securities legislation (collectively “forward-looking statements”). The use of any of the words “anticipate”, “continue”, “estimate”, “expect”, “may”, “will”, “projected”, “propose”, “should”, “believe”, “intend”, “subject to” and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in such forward-looking statements. The Company believes the expectations reflected in those forward-looking statements are reasonable, but no assurance can be given that these expectations will prove to be correct. Such forward-looking statements included in this Form 10-K and the documents incorporated herein by reference should not be unduly relied upon. References in this Form 10-K are to December 31, 2014, unless another date is stated, or in the case of documents incorporated herein by reference, are as of the dates of such documents.

In particular, this Form 10-K and the documents incorporated herein by reference contain forward-looking statements pertaining to the following:

  business strategy, strength and focus;
  geological estimates in respect of mineral resources and reserves on the Project;
  projections of market prices and costs and the related sensitivity of distributions;
  supply and demand for precious metals;
  development and construction activities planned for the Project;
  expectations regarding the ability to raise capital or generate income through operations;
  expectations with respect to the Company’s future working capital position;
  treatment under government regulatory regimes and tax laws;
  the Company’s and GQM LLC’s capital expenditure programs.

With respect to forward-looking statements contained in this Form 10-K and the documents incorporated by reference herein, assumptions have been made regarding, among other things:

  future gold and silver prices;
  the Company’s and GQM LLC’s ability to obtain qualified staff and equipment in a timely and cost- efficient manner;
  the impact of increasing competition on the Company;
  the impact of any changes in the laws of the United States;
  the ability of GQM LLC to maintain its existing and future permits in good standing;
  the ability of GQM LLC to retain all of the interests in the Project through negotiations with landholders at a cost that is acceptable to GQM LLC;
  the regulatory framework governing royalties, taxes and environmental matters in the United States;
  the ability of GQM LLC to obtain any required permits, access rights in respect of land and resources, and environmental consents;
  geological estimates in respect of the GQM LLC’s mineral resources and reserves;
  future development plans for the Project unfolding as currently envisioned;
  future capital expenditures to be made by the Company and GQM LLC and the Company’s ability to fund its pro rata capital commitments to the GQM LLC joint venture;
  future sources of funding for the Company’s and GQM LLC’s capital program;
  the Company’s future debt levels; and
  the Company’s ability to obtain financing in the future on acceptable terms, or at all.

Actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors set forth below and elsewhere in this Form 10-K and in the documents incorporated by reference:

  speculative nature of exploration, appraisal and development of mineral properties;
  uncertainties in access to future funding for exploration and development of the Project or future acquisitions;
  unexpected liabilities or changes in the cost of operations, including costs of extracting and delivering gold and silver dore to a refinery, that affect potential profitability of the Project;
  operating hazards and risks inherent in mineral exploration and mining;
  volatility in global equities, commodities, foreign exchange, market price of gold and silver and a lack of market liquidity;
  changes to the political environment, laws or regulations, or more stringent enforcement of current laws or regulations in the United States or California;
  ability of GQM LLC to obtain and maintain required exploration licenses, access rights or permits;
  unexpected and uninsurable risks that may arise;
  the other factors discussed under Item 1A. Risk Factors.

Readers are cautioned that the foregoing lists of factors are not exhaustive. The forward-looking statements contained in this Form 10-K and documents incorporated by reference herein are expressly qualified by this cautionary statement. Except as required under applicable securities laws, the Company does not undertake or assume any obligation to publicly update or revise any forward-looking statements.

CAUTIONARY NOTE TO U.S. INVESTORS

The Company uses Canadian Institute of Mining, Metallurgy and Petroleum definitions for the terms “proven reserves”, “probable reserves”, “measured resources”, “indicated resources” and “inferred resources”. U.S. investors are cautioned that while these terms are recognized and required by Canadian regulations, including National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”), the U.S. Securities and Exchange Commission (“SEC”) does not recognize them.

Canadian mining disclosure standards, including NI 43-101, differ significantly from the requirements of the SEC and SEC Guide 7, and reserve and resource information contained or incorporated by reference in this Form 10-K and in the documents incorporated by reference herein may not be comparable to similar information disclosed by companies reporting under U.S. standards. In particular, and without limiting the generality of the foregoing, the term “resource” does not equate to the term “reserve”. Under United States standards, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. The SEC’s disclosure standards normally do not permit the inclusion of information concerning “measured mineral resources”, “indicated mineral resources” or “inferred mineral resources” or other descriptions of the amount of mineralization in mineral deposits that do not constitute “reserves” by U.S. standards in documents filed with the SEC. U.S. investors should also understand that “inferred mineral resources” have a great amount of uncertainty as to their existence and as to their economic and legal feasibility. It cannot be assumed that all or any part of an “inferred mineral resource” will ever be upgraded to a higher category. Under Canadian rules, estimated “inferred mineral resources” may not form the basis of pre-feasibility or feasibility studies. Investors are cautioned not to assume that all or any part of an “inferred mineral resource” exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource estimate is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as tonnage and grade without reference to unit measures. The requirements of NI 43-101 for identification of “reserves” are also not the same as those of the SEC, and reserves in compliance with NI 43-101 may not qualify as “reserves” under SEC standards.

Accordingly, information contained in this Form 10-K and the documents incorporated herein by reference contain descriptions of our mineral deposits that may not be comparable to similar information made public by U.S. companies subject to the reporting and disclosure requirements under the U.S. federal securities laws and the rules and regulations thereunder. See Item 1A. Risk Factors.

In addition, financial information in this Form 10-K and the Company’s financial statements is presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The Company’s financial statements have been prepared in accordance with U.S. GAAP, and are subject to Public Company Accounting Oversight Board (United States), (“PCAOB”), and PCAOB and Canadian auditor independence standards, which are comparable to financial statements of U.S. companies. The Company prepares its financial statements in U.S. dollars.

Item 1. Business.

Glossary

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

Heap leaching – A process which uses dilute sodium-cyanide solutions to percolate through run-of-mine or crushed ore heaped on lined pad to dissolve gold and/or silver.

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

Qualified Person or QP - An individual who (a) is an engineer or geoscientist with a university degree, or equivalent accreditation, in an area of geoscience, or engineering, relating to mineral exploration or mining; (b) has at least five years of experience in mineral exploration, mine development or operation, or mineral project assessment, or any combination of these, that is relevant to his or her professional degree or area of practice; (c) has experience relevant to the subject matter of the mineral project and the technical report; (d) is in good standing with a professional association; and (e) in the case of a professional association in a foreign jurisdiction, has a membership designation that (i) requires attainment of a position of responsibility in their profession that requires the exercise of independent judgment; and (ii) requires A. a favourable confidential peer evaluation of the individual’s character, professional judgement, experience, and ethical fitness; or B. a recommendation for membership by at least two peers, and demonstrated prominence or expertise in the field of mineral exploration or mining;

Volcanics - Rock composed of clasts or pieces that are of volcanic composition.

References to the “Company”, “Golden Queen”, “we”, “us”, “our” and words of similar meaning refer to Golden Queen Mining Co. Ltd. The U.S. dollar (“$") is used in this Form 10-K and quantities are reported in Imperial units with Metric units in brackets.

Mr. H. Lutz Klingmann , P.Eng., the President of the Company, is a Qualified Person for the purposes of NI 43-101 and has reviewed and approved the technical information contained in this Form 10-K.

General Development of Business

The Company was incorporated under the laws of the Province of British Columbia, Canada in November 1985 and has been exploring its mineral properties (the “Property”) located just south of Mojave in Kern County in southern California since that time.

The Company acquired its initial interest in the Property in 1985 and has since added to its holdings in the area. Work on the Property and on the Soledad Mountain project (the “Project”) was done, until September 10, 2014, by Golden Queen Mining Co., Inc. (“GQM Inc.”), a California corporation and the wholly-owned subsidiary of the Company. GQM Inc. was converted into a limited liability company, Golden Queen Mining Company, LLC (“GQM LLC”) on September 10, 2014 in preparation for the formation of the joint venture (the “Joint Venture”) between a newly formed entity, Golden Queen Mining Holdings, Inc. (“GQM Holdings”), a wholly owned subsidiary of the Company, and Gauss LLC (“Gauss”). The transaction to form the Joint Venture (the “Joint Venture Transaction”) was completed on September 15, 2014. Upon formation of the Joint Venture, both GQM Holdings and Gauss each owned, and continue to own, 50% of GQM LLC. See Project Financing - Joint Venture Transaction below for further details on the Joint Venture. In February 2015, the Company incorporated Golden Queen Mining Canada Ltd. (“GQM Canada”), a wholly-owned British Columbia subsidiary, to hold the Company’s interest in GQM Holdings.

As a result of the changes made in connection with the Joint Venture and the incorporation of GQM Canada, the names, place of formation and ownership of the Company’s subsidiaries and the Project as at March 16, 2015 are as follows:

The registered office of the Company is located at 1200 - 750 West Pender Street, Vancouver, BC, Canada V6C 2T8 and its executive offices are located at 6411 Imperial Ave., West Vancouver, BC, Canada, V7W 2J5. The California office of GQM LLC is located at 15772 K Street, Mojave, California, 93501.

Developments in 2014

Project Update

The Company engaged Mine Development Associates (“MDA”) in 2014 to update the Project's geological model from first principles and to provide updated mineral resource estimates. The Company also engaged Norwest Corporation (“Norwest”) and Kappes, Cassiday & Associates (“KCA”) to update the reserve estimates and prepare a feasibility study and economic analysis based upon current information. The updated mineral resource and reserve estimates and results of the feasibility study were disclosed in a news release on February 10, 2015. The Company filed a technical report pursuant to National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) titled “Soledad Mountain Technical Report and Updated Feasibility Study” with an effective date of February 25, 2015 (the “Technical Report”) on the System for Electronic Document Analysis and Retrieval (“SEDAR”) on February 27, 2015 and with the U.S. Securities And Exchange Commission (“SEC”) on March 2, 2015. The Technical Report was prepared by Carl E. Defilippi of KCA, Sean Ennis of Norwest, Michael M. Gustin of MDA and Peter Ronning of New Caledonian Geological Consulting, each of whom are Qualified Persons and independent of the Company pursuant to NI 43-101. See Item 2. Properties below for detailed information regarding the Technical Report and the Project.

The Project is fully permitted. The Company expects GQM LLC to start commissioning the facilities in late 2015.

It is expected that the Project will produce two different types of materials with overlapping time frames. Open pit mining and heap leaching as presently planned is approximately twelve years of mining and leaching for the production of gold and silver, and a further two years of rinsing and drain-down. The processing and sale of waste rock as aggregate is expected to commence early in the mine life and continue for up to thirty years or until the stockpile of quality waste rock has been exhausted. Reclamation will proceed concurrently where feasible, but is nonetheless expected to require two years following the end of all mining, and a further three years of post-closure monitoring. Monitoring will continue until the reclamation success criteria are met.

There are a number of risks associated with the Project and readers are urged to consider these risks and possible other risks, in order to obtain an understanding of the Project (see Item 1A. Risk Factors below).

Construction of Infrastructure

Construction of the basic infrastructure such as the widening of Silver Queen Road and adding turning lanes, a dip-crossing to provide access to site, a paved employee parking lot, a guard house, diesel and gasoline storage tanks and site grading began in mid-2013 and was completed in mid-2014.

Extensive site preparation such as a number of access roads, the overland conveyor route, an upper level haul road, the area where the crushing-screening plant and the Merrill-Crowe plant will be constructed, and the excavation of the events pond was completed in 2014.

Construction of the workshop-warehouse was completed as a turn-key project in the third quarter of 2014. The workshop has been equipped with lubrication equipment, waste oil storage, a compressor, work benches and shelving.

An order was placed for a high-pressure grinding roll (“HPGR”) in July 2014. Fabrication and machining at the factory in Germany is well-advanced and the HGPR is on target for early delivery in June 2015.

A contract was let for the construction of the assay laboratory as a turn-key project in September 2014. The building construction was completed in early March 2015.

Water supply and water storage – the Phase 1 project has been completed and the first production well (PW-1) was connected to site in 2014. Phases 2, 3 and 4 are underway and completion is expected in May 2015. The Company also expects GQM LLC to drill an additional production well (PW-4) in the second quarter of 2015 and complete the connection to the site water distribution system in August 2015.

A number of additional contracts for turn-key projects such as the conveying and stacking system and the Merrill-Crowe plant were negotiated with local contractors in 2014 with the last contract for the design, procurement and construction of the crushing-screening plant as a turn-key project concluded in January 2015.

Road Machinery LLC delivered a water truck and a grader in 2014. An excavator, two 40 ton haul trucks, two track dozers and a blast hole drill required for pre-production mining will be delivered in the first quarter of 2015.

Other activities in 2014:

  Independent consulting engineers completed a number of burrowing owl surveys required to be done 30 days before the start of any new disturbances on site;
  Engineering work continued during the year for projects and detailed designs were used to refine cost estimates for construction;
  Security on site is being provided by an independent contractor based in California City;
  There is a focus on safety on site and no serious safety infractions were reported in 2014;
  GQM LLC identified suitable candidates for a number of key management positions and added to the management team in 2014; and
  GQM LLC maintains an active community outreach program. We donated four lots located nearby the Mojave office to the Mojave Chamber of Commerce. The Mojave Chamber of Commerce intend to use the land for its Tourist Information Center.

Project Financing - Joint Venture Transaction

On June 9, 2014, Golden Queen announced it had entered into an agreement (the “Transaction Agreement”) with Gauss to form the Joint Venture to develop and operate the Project. At Golden Queen’s special meeting of shareholders held on September 9, 2014, the Company’s shareholders voted overwhelmingly in support of the resolution approving the Joint Venture Transaction. Of the 28,416,591 shares voted at the meeting, approximately 99.6% voted in favour of the resolution. The number of shares voted at the meeting and the voting results exclude any shares held by Clay family members having an interest in the transaction. Details of the voting results were filed on SEDAR (www.sedar.com). The Joint Venture Transaction subsequently closed on September 15, 2014.

Pursuant to the Transaction Agreement with Gauss, Golden Queen converted its wholly-owned subsidiary, GQM Inc. that is developing the Project, into a California limited liability company, GQM LLC. On closing of the Joint Venture Transaction, Gauss acquired 50% of GQM LLC in exchange for its $110 million investment. GQM Holdings, a newly incorporated subsidiary of Golden Queen, holds the other 50% of GQM LLC.

Gauss and GQM Holdings entered into a joint venture agreement (the “JV Agreement”) that provides, inter alia, details of how GQM LLC will be managed and the obligations of each of the parties in connection with further funding requirements. GQM LLC is managed by a board of managers comprising an equal number of representatives of each of Gauss and GQM Holdings. The initial officers of GQM LLC are Lutz Klingmann as Chief Executive Officer, and Andrée St-Germain as Chief Financial Officer. In addition, GQM LLC made a distribution of $5 million each to Gauss LLC and GQM Holdings and paid $2.275 million to Leucadia and Auvergne as a transaction fee.

On closing of the Joint Venture Transaction, GQM LLC applied part of the investment of $110 million to repayment of principal and accrued interest on a $10 million bridge loan advanced by Leucadia National Corporation (“Leucadia”) and Auvergne, LLC (“Auvergne”) in July 2014. The repayment was for a total of $10.2 million. GQM LLC is applying the remainder of the investment to the continued development of the Project and additional fees related to the Joint Venture Transaction as described under the heading Transactions with Related Parties. Golden Queen is currently evaluating financing alternatives to fund its capital contribution to GQM LLC that is required pursuant to the terms of the JV Agreement (see Transactions with Related Parties below).

Gauss is a funding vehicle owned by entities controlled by Leucadia and certain members of the Clay family, a shareholder group which, at the time of the Joint Venture Transaction, collectively owned approximately 27% of the issued and outstanding shares of Golden Queen (the “Clay Group”). Gauss is owned 67.5% by Gauss Holdings LLC (“Gauss Holdings”, Leucadia’s investment entity) and 32.5% by Auvergne (the Clay Group’s investment entity). Pursuant to the JV Agreement, GQM Holdings will have the right to make a single capital contribution to GQM LLC of between $15 million and $25 million, with each such threshold to be reduced by 50% of the amount of any proceeds received by GQM LLC from any debt financing transaction (the “Top-Up Contribution”). Pursuant to the JV Agreement, if Golden Queen (through GQM Holdings) makes the Top-Up Contribution, Gauss is committed to fund an amount equal to the Top-Up Contribution to GQM LLC, and the aggregate amount of such contributions are anticipated to provide GQM LLC with the necessary funds to fully develop the Project. If GQM Holdings does not make the Top-Up Contribution, Gauss will be obligated to make up to a $40 million capital contribution to GQM LLC, in which case GQ Holdco’s ownership interest in GQM LLC will be diluted and GQM Holdings will surrender one of its board seats at GQM LLC.

In connection with the Joint Venture Transaction, Golden Queen also entered into a standby purchase agreement with the members of Gauss (the “Backstop Agreement”) under which Golden Queen may, in its sole discretion, elect to require the Gauss members to purchase, under the terms of the Backstop Agreement, any common shares which have not been acquired pursuant to the exercise of rights under a potential rights offering at a price per common share not to exceed $1.10, up to a maximum amount of $45 million in the aggregate. In consideration for entering into the Backstop Agreement, Golden Queen paid Gauss a standby guarantee fee of $2.25 million (see Transactions with Related Parties below). The Transaction Agreement and Backstop Agreement contemplated that the Company would file a registration statement in connection with the rights offering by October 15, 2014, however, the Company is conducting a full review of available financing alternatives, and as a result, whether the Company will proceed with a possible rights offering (if any), and the size of any such rights offering, is not known at this time.

In connection with the Backstop Agreement Golden Queen also entered into registration rights agreements with Gauss Holdings and with Auvergne and certain members of the Clay family, under which we granted to the members of Gauss two demand registration rights and piggyback registration rights with respect to (i) common shares of Golden Queen that the members of Gauss purchase in accordance with the Backstop Agreement and (ii) common shares that the holders own as of the closing date of the transaction under the Transaction Agreement. The demand registration rights are only exercisable if Golden Queen elects to have Gauss Holdings and Auvergne purchase common shares under the Backstop Agreement. The registration rights will continue until the earlier of (i) being fully exercised in the case of the two demand rights or (ii) when all securities that may be registered under the agreements cease to be covered due to being sold under effective registration statements, transferred to persons not eligible for transfer of the registration rights or otherwise cease to be restricted from resale under Rule 144(b)(1)(i).

Following closing of the Joint Venture Transaction, Golden Queen has been treating GQM LLC as a variable interest entity (“VIE”), with Golden Queen considered to be the primary beneficiary. A VIE is an entity in which the investor, Golden Queen, holds a controlling interest, or in this case, is a primary beneficiary, that is not based on the majority of the voting rights. As a result, Golden Queen continues to reflect 100% of the financial results of GQM LLC in its consolidated financial statements, along with a non-controlling interest representing Gauss’ 50% interest in GQM LLC.

Please refer to the transaction documents filed on EDGAR on June 12, 2014, July 31, 2014 and September 16, 2014 for further details on the Joint Venture Transaction.

Financing – Loans

On January 1, 2014, the Company entered into an agreement to secure a $10 million loan (the “January Loan”). The January Loan was provided by members of the Clay family, who are shareholders of the Company, including $7.5 million provided by an investment vehicle managed by Thomas M. Clay, a Director and insider of the Company. The January Loan had a twelve-month term and an annual interest rate of 5%, payable on the maturity date.

On December 31, 2014, the Company entered into an agreement with members of the Clay family to secure $12.5 million loan (the “December Loan”) including approximately $9.4 million provided by an investment vehicle managed by Thomas M. Clay. Golden Queen issued two promissory notes, each due July 1, 2015, with an annual interest rate of 10%, payable quarterly on the first business day of each quarter. A portion of the proceeds of the December Loan was used to retire the January Loan, including principal, accrued interest and an additional charge, for an aggregate payment of approximately $11 million. Golden Queen paid the lenders a closing fee of $1 million, and the balance of the proceeds of the December Loan will be used for expenses and general corporate purposes.

The December Loan is guaranteed by GQM Holdings, under the terms of a guaranty, and secured by a pledge of Golden Queen’s interest in GQM Canada, GQM Canada’s interest in GQM Holdings, and GQM Holdings’ 50% interest in GQM LLC, under the terms of a pledge agreement. Under the terms of the December Loan, Golden Queen entered into a registration rights agreement with the lenders, under which Golden Queen granted certain registration rights to allow the lenders to register the common shares of Golden Queen held by the Clay family under the Securities Act of 1933, as amended.

Financial Information by Segment and Geographic Area

The Company has a single reportable operating segment, and all mining operations and assets are located in the United States. See Item 6. Selected Financial Data, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the attached financial statements for all financial information.

Competitive Conditions

The mining industry is intensely competitive. The Company and GQM LLC compete with other mining companies in the recruitment and retention of qualified managerial and technical employees, for supplies and equipment, as well as for capital. As a result of this competition in the mining industry, some of which is with large established mining companies with substantial capabilities and with greater financial and technical resources than ours, we may be unable to effectively develop the Project or obtain financing on terms we consider acceptable.

Environmental Regulation

Our current and planned operations are subject to state and federal environmental laws and regulations. Those laws and regulations provide strict standards for compliance, and potentially significant fines and penalties for non-compliance. These laws address emissions, waste discharge requirements, management of hazardous substances, protection of endangered species and reclamation of lands disturbed by mining. Compliance with environmental laws and regulations requires significant time and expense, and future changes to these laws and regulations may cause material changes or delays in the development of our Project or our future activities on site.

See Environmental Issues, Permits & Approvals below for a detailed description of the effects of federal, state and local environmental regulations and permitting on the Company, GQM LLC and the Project, as well as Item 1A. Risk Factors for a discussion of the related risks.

Employees

As of March 16, 2015, the Company and GQM LLC share two executive managers. In addition, GQM LLC has currently sixteen employees. The Company works with an accounting firm, which is independent from our auditors, on a contract basis for the preparation of its consolidated financial statements, and engages various part-time consultants and contractors as needed for administrative services. Technical services related to Project permitting, development and land matters are performed by consultants and contractors on an as-needed basis.

Available Information

We make available, free of charge, our annual report on Form 10-K, our quarterly reports on Form 10-Q and any amendments to those reports, on our website at www.goldenqueen.com. Our current reports on Form 8-K are available at the SEC’s website at www.sec.gov, or we will provide electronic copies of these filings free of charge upon request. Our website and the information on it is not intended to be, and is not incorporated into this Form 10-K. Additional information and filings related to the Company can be found at www.sec.gov and www.sedar.com.

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

The likelihood of continued losses from operations and ability to continue as a going concern

We have had no revenues from operations and negative operating cash flow since inception, and as at December 31, 2014 had a deficit of approximately $74.4 million. At December 31, 2014, on a non-consolidated basis, the parent entity had cash of approximately $8.1 million and current liabilities of approximately $23.1 million, including the December Loan of $12.5 million, which is due in July 2015 and is guaranteed by GQM Holdings and secured by a pledge of the Company’s equity interests in GQM Canada, GQM Canada’s interest in GQM Holdings and GQM Holdings’ 50% interest in GQM LLC. In addition, we have outstanding convertible debentures in the principal amount of C$10 million maturing and payable in July 2015, unless otherwise converted. The Company holds the right to decide whether to convert or pay back the debenture. Losses are expected to continue and we do not expect any cash flow from operations until such time as GQM LLC can economically produce and sell gold and silver from the Project. Our working capital obligations will require us to raise additional funds through equity or debt financing, failing which we will not be able to continue operations. The ability of the Company to obtain financing for its debt obligations, or to fund its attributable portion of capital requirements under the Joint Venture, is dependent on equity market conditions, the market for precious metals, and the willingness of other parties to lend the Company money. In order to secure the necessary funds to meet its $12.5 million debt obligation due in July 2015 and mitigate the going concern issue, management is actively exploring several financing options including debt and equity.

There are significant risks associated with developing and establishing a mining operation, and since we do not have a history of producing gold and silver from the Project, we have no proof that we will be able to develop a profitable mining operation on the Property

Through GQM LLC we are advancing the Project towards production and to date we have not produced gold or silver from the Project and do not currently generate operating earnings. Advancing the Project to the production stage will involve significant capital and time, and successful commercial production (if any) will be subject to receiving additional construction-related permits and completion of construction of the facilities required for a mining operation. As a result, we are subject to risks associated with developing and establishing a mining operation on the Property, including:

  The availability of funds to finance our funding obligations under the Joint Venture on terms acceptable to us;
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
  increases in our projected costs due to differences in grade of mineralized material, metallurgical performance or revisions to mine plans in response to the physical shape and location of mineralized materials as compared to our 2015 updated feasibility study estimates;
  increases in the costs of commodities such as fuel, rubber and electricity, and other materials and supplies which would increase Project development and operating costs;
  the ability to extract sufficient gold and silver from resources and reserves to support a profitable mining operation on the Property;
  compliance with approvals and permits for the Project; and
  potential opposition from environmental groups, other non-governmental organizations or local residents which may delay or prevent development of the Project or affect our future operations.

It is common for mine development programs to experience unexpected problems and delays during construction and commencement of operations. As a result, the Company and GQM LLC may not be successful in establishing a mining operation or profitably producing gold and silver from the Project.

Completion of the Joint Venture with Gauss means that the Company only has a 50% interest in the Project and our interest could be diluted further if we are not able to meet our funding obligations

The Project is our only mineral property. The 2015 updated feasibility study estimated that a capital cost of $144 million was required to develop the Project into an operating mine, which includes contingency of $15 million, working capital of $10 million and $19 million for mobile mining equipment. With closing of the Joint Venture, the Company received a portion of the funds required to continue our operations. However, our ability to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions, our business performance, as well as the market price of gold and silver. Pursuant to the JV Agreement, GQM Holdings will have a right to make a single capital contribution to GQM LLC of between $15 million and $25 million, with each such threshold to be reduced by 50% of the amount of any proceeds received by GQM LLC from any debt financing transaction, and Gauss LLC is committed to fund an equivalent amount. If GQM Holdings fails to make this Top-Up Contribution, Gauss LLC will be required to make a $40 million contribution, which will dilute GQM Holdings ownership interest in GQM LLC and GQM Holdings will be required to surrender a board seat.

The recent volatility in global equities, commodities, foreign exchange, precious metals and a lack of market liquidity, may adversely affect our development and our ability to obtain financing. There is no assurance that sources of financing will be available to us on acceptable terms, if at all. In addition, if we undertake a rights offering and not all of the rights are exercised by holders of the rights, and we exercise the right to have Gauss Holdings and Auvergne purchase Common Shares pursuant to the Backstop Agreement, Gauss Holdings and Auvergne may acquire a significant number of Common Shares, which could result in Gauss Holdings and Auvergne holding a significant ownership stake in us. In such circumstances, the liquidity of the Common Shares may be negatively impacted. However, we may not be able to exercise the right to require Gauss Holdings and Auvergne to purchase common shares pursuant to the rights offering backstop agreement. Failure to obtain additional financing on a timely basis will cause our interest in the Joint Venture to be diluted.

If we are unable to meet our funding obligations under the Joint Venture such that our interest in the Project is diluted further, the market price of our common shares may be adversely affected. In addition, we could fail to meet the listing requirements of the TSX, and would run the risk of being delisted from the TSX. While the majority of our trading volume occurs on the OTCQX International Exchange, if the TSX delists our common shares, investors may face material adverse consequences, including, but not limited to, a lack of a trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations.

The board of managers and officers of the Joint Venture have discretion regarding the use and allocation of funds for the development of the Project

The board of managers and officers of the Joint Venture have discretion concerning the use of the proceeds of the Joint Venture, as well as the timing of the application of the proceeds. As a result, shareholders are relying on the judgment of the managers and officers of the Joint Venture for the application of the proceeds. Golden Queen understands that the intention of the board of managers and officers of the Joint Venture is to spend available funds on the work program described in this Form 10K. However, due to the nature of the mining industry and operations, budgets are regularly reviewed in light of the success of the expenditures, and the work program on the Project may not develop exactly as set out in this Form 10K. In addition, GQM LLC’s ability to carry out operations will depend on the other Joint Venture participants. There may be circumstances where, for sound business reasons, a reallocation of funds or change in work program may be necessary.

Holders of common shares may suffer dilution as a result of any financing by us in order to meet our funding obligations under the Joint Venture

We will be required to raise additional capital in 2015. Further financing by us may include issuances of equity, instruments convertible into equity (such as the issuance of rights pursuant to a rights offering) or various forms of debt. We have issued common shares or other instruments convertible into equity in the past and cannot predict the size or price of any future issuances of common shares or other instruments convertible into equity, and the effect, if any, that such future issuances and sales will have on the market price of our securities. Any additional issuances of common shares or securities convertible into, or exercisable or exchangeable for, common shares may ultimately result in dilution to the holders of common shares, dilution in any future earnings per share and may have a material adverse effect upon the market price of the common shares.

Since completion of the Joint Venture, we have been reflecting 100% of the financial results of GQM LLC in our consolidated financial statements based on certain assumptions of management, which assumptions, if incorrect, may require us to account for the Joint Venture differently

Following completion of the Joint Venture Transaction, Golden Queen has been treating GQM LLC as a variable interest entity with Golden Queen considered the primary beneficiary. As a result, we continue to reflect 100% of the financial results of GQM LLC in our consolidated financial statements, along with a non-controlling interest representing Gauss’ 50% interest in GQM LLC. Although no individual investor holds a controlling financial interest in GQM LLC, GQM LLC is controlled by a related party group. Accordingly, one member of the group must be identified as the primary beneficiary. As the member of the related party group most closely associated with GQM LLC, Golden Queen has determined it is the primary beneficiary. Future changes in the capital or voting structure of GQM LLC could change that outcome. If this is the case, the presentation of the information in Golden Queen’s financial statements would change, which could be perceived negatively by investors, and could have an adverse effect on the market price of Golden Queen’s common shares.

There are significant risks inherent in mineral production activities, and the possibility that losses will be uninsured

Development and production of minerals is highly speculative and involves a significant degree of risk. Mineralization of the Project may turn out to be insufficient in quantity or quality to be profitably mined. GQM LLC is also subject to significant operating hazards and risks that are normally associated with development and production of minerals, including:

  fluctuations in costs that make project development prohibitive, or that make mining uneconomical;
  insufficient mineralized material to support a profitable mining operation;
  unanticipated variations in grade of mineralized material or other geologic problems, or metallurgical or processing problems;
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

GQM LLC currently maintains insurance within ranges of coverage consistent with industry practice in relation to some of these risks, but there are certain risks against which GQM LLC cannot insure, or against which GQM LLC cannot maintain insurance at affordable premiums. Insurance against environmental risks (including pollution or other hazards resulting from the disposal of waste products generated from production activities) is not generally available to GQM LLC. If subjected to environmental liabilities, the costs incurred would reduce funds available for other purposes, and GQM LLC may have to suspend operations or undertake costly interim compliance measures to address environmental issues.

Mineral resource and reserve estimates are based on interpretation and assumptions, and the Project may yield lower production of gold and silver under actual operating conditions than is currently estimated

Unless otherwise indicated, mineral resource and reserve figures presented in this Annual Report on Form 10-K and in our filings with securities regulatory authorities, press releases and other public statements that may be made from time to time, are based upon estimates made by independent consulting geologists and mining engineers. When making determinations about whether or not to develop the Project, we must rely upon such estimates as to the mineral resources and reserves, as well as grades of such mineral resources and reserves. Until GQM LLC is actually mining and processing material, mineral resources and reserves and grades of mineral resources and reserves must be considered as estimates only.

Estimates can be imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling, which may prove to be unreliable. We cannot assure you that the estimates are accurate or that mineralized materials from the Project can be mined or processed profitably.

Any material changes in mineral resource or reserve estimates and grades of resources and reserves will affect the economic viability of placing the Project into production and the Project’s return on capital

As GQM LLC has not commenced actual production from the Project, mineral resources and reserves may require adjustments or downward revisions. In addition, the grade of mineralized material ultimately mined, if any, may differ from that indicated by our 2015 updated feasibility study. Gold and silver recovered in small scale tests may not be duplicated on a production scale.

The mineral resource and reserve estimates contained in this Form 10-K have been determined and valued based on assumed future prices for gold and silver, cut-off grades and operating costs that may prove to be inaccurate. Extended declines in prices for gold or silver may render our estimates uneconomic and result in reduced reported mineralization or adversely affect our determinations of commercial viability. Any material reductions in estimates of mineralization, or of our ability to profitably extract gold and silver from our resources and reserves, could have a material adverse effect on our share price and the value of the Project.

There are differences in U.S. and Canadian practices for reporting mineral resources and reserves

Our mineral resource and reserve estimates are not directly comparable to those made in filings subject to SEC reporting and disclosure requirements, as we generally report mineral resources and reserves in accordance with Canadian practices. These practices differ from the practices used to report resource and reserve estimates in reports and other materials filed with the SEC.

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

We are subject to significant governmental regulations, which affect our operations and costs of conducting our business

The Company’s and GQM LLC’s current and future operations are and will be governed by laws and regulations, including, among others, those relating to:

  mineral property acquisition, development and production;
  taxes and fees;
  labor standards, and occupational health and safety; and

  environmental standards for waste disposal, treatment and use of toxic substances, land use and environmental protection.

Companies engaged in development and production activities often experience increased costs and delays as a result of the need to comply with applicable laws, regulations, and permits. Failure to comply with these may result in enforcement actions, orders issued by regulatory or judicial authorities requiring operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or costly remedial actions. The Company or GQM LLC may be required to compensate those suffering loss or damage by reason of our activities and may have civil or criminal fines or penalties imposed for violations of such laws, regulations and permits.

Existing and possible future laws, regulations and permits governing operations and activities of mining companies, or more stringent implementation, could have a material adverse impact on GQM LLC’s business and cause increases in capital expenditures or require abandonment or delays in development of the Project.

GQM LLC could incur substantial costs or disruptions to its business if it cannot renew or maintain necessary approvals and permits

GQM LLC must maintain existing approvals and permits and obtain construction-related permits from regulatory authorities. Delays in obtaining any required construction-related permits, failure to obtain a construction-related permit, or receipt of a construction-related permit with unreasonable conditions or costs, could have a material adverse effect on GQM LLC’s ability to develop the Project. The failure to obtain necessary construction-related permits could result in an impairment in the carrying value of the Project.

GQM LLC’s activities are subject to California state and federal environmental laws and regulations that may increase the costs of doing business and restrict operations

GQM LLC’s current and planned operations are subject to state and federal environmental laws and regulations. Those laws and regulations provide strict standards for compliance, and potentially significant fines and penalties for non-compliance. These laws address air emissions, waste discharge requirements, management of hazardous substances, protection of endangered species and reclamation of lands disturbed by mining. Compliance with environmental laws and regulations requires significant time and expense, and future changes to these laws and regulations may cause material changes or delays in the development of the Project or future activities.

U.S. Federal Laws: The Comprehensive Environmental, Response, Compensation, and Liability Act (CERCLA), and comparable state statutes, impose strict, joint and several liability on current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of hazardous substances found at such sites. It is not uncommon for the government to file claims requiring cleanup actions, demands for reimbursement for government incurred cleanup costs, or natural resource damages, or for neighbouring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (RCRA), and comparable state statutes, govern the disposal of solid waste and hazardous waste and authorize the imposition of substantial fines and penalties for noncompliance, as well as requirements for corrective actions. CERCLA, RCRA and comparable state statutes can impose liability for clean-up of sites and disposal of substances found on exploration, mining and processing sites long after activities on such sites have been completed.

The Clean Air Act, as amended, and comparable state statutes, restrict the emission of air pollutants from many sources, including mining and processing activities. GQM LLC’s mining operations may produce air emissions, including fugitive dust and other air pollutants from stationary equipment, storage facilities and the use of mobile sources such as trucks and heavy construction equipment, which are subject to review, monitoring and/or control requirements under the Clean Air Act and comparable state air quality laws. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. In addition, permitting rules may impose limitations on GQM LLC’s production levels or result in additional capital expenditures in order to comply with the rules. The Clean Air Act and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized emissions of pollutants.

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

The Endangered Species Act and comparable state laws are designed to protect critically imperiled species from extinction as a consequence of development. GQM LLC filed a response to statements made in a petition filed on January 31, 2014 with the United States Fish and Wildlife Service (USFWS), which petition sought to list the Mojave Shoulderband snail as a threatened or endangered species (see Item 3. Legal Proceedings in this report for additional information). In April 2014, USFWS concluded that there was no imminent threat to the snail that would cause them to believe an emergency listing was required, but that USFWS may address the petition in the future, subject to funding. Under the Endangered Species Act if the USFWS determines that the petition contains information that the species is imperiled, it then will proceed with a 90 day screening process to determine if the petition presents substantial information to support listing the subject species as endangered, and if such information exists, the USFWS has a further 12 month period to conduct a detailed assessment of the listing request to approve or deny the listing. The existence of any species listed as endangered under those laws, including as a result of the petition, on Project lands that are to be disturbed as part of the development and operation of the Project could increase the costs associated with the Project or require changes or limitations to the planned project development.

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

Regulations and pending legislation governing issues involving climate change could result in increased operating costs

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on GQM LLC and its suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Given the current emotion, political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition and operating performance. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by GQM LLC or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain, and may include changes in rainfall and storm patterns and intensities, water shortages and changing temperatures. These impacts may adversely impact the cost, production and financial performance of our operations.

Agreements with landholders need ongoing monitoring and negotiations

The Company and GQM LLC monitors the status of agreements with landholders on a regular basis in order to protect GQM LLC’s interests in the Property. There can be no assurance that the Company and GQM LLC will continue to be able to retain all of GQM LLC’s interests in the Property through negotiations with landholders, or that the cost of retaining GQM LLC’s interests will not increase significantly as a result of current and future negotiations. The value of the Project may be significantly reduced if GQM LLC cannot access or mine areas of the Property that are material to the Project, due to the inability to retain the interests in the Property, acquire additional interests within the Approved Project Boundary, or to expand the Approved Project Boundary. While each and every property has its own value and unique purpose in the overall mine plan, the feasibility of the Project will depend on GQM LLC’s ability to maintain control of the portions of the Property that are material to the Project. Failure to keep property agreements in good standing may result in a loss of control of the corresponding interest in the Property, which, if material to the Project, would prevent GQM LLC from developing the Project.

Title to the Property may be subject to other claims, which could affect our property rights

There are risks that title to the Property may be challenged or impugned. The Property is located in California and may be subject to prior unrecorded agreements or transfers and title may be affected by undetected defects. There may be valid challenges to the title to the Property which, if successful, could affect development of the Project and/or operations. This is particularly the case in respect of those portions of the Property in which GQM LLC holds its interest solely through a lease with landholders, as such interests are substantially based on contract and have been subject to a number of assignments (as opposed to a direct interest in the Property).

GQM LLC holds a number of unpatented mining claims created and maintained in accordance with the General Mining Law of 1872 (the “General Mining Law”). Unpatented lode mining claims and millsites are unique property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. This uncertainty arises, in part, out of the federal laws and regulations under the General Mining Law. Also, unpatented mining claims may be subject to possible challenges by third parties or validity contests by the federal government. The validity of an unpatented mining claim or millsite, in terms of both its location and its maintenance, is dependent on strict compliance with a body of U.S. federal law. Should the federal government impose a royalty or additional tax burdens on the properties that lie within public lands, the resulting mining operations could be seriously impacted, depending upon the type and amount of the burden.

Legislation has been proposed in the past that could significantly affect the mining industry

Members of the United States Congress have repeatedly introduced bills which would supplant or alter the provisions of the United States General Mining Law. If enacted, such legislation could change the cost of holding unpatented mining claims and could significantly impact our ability to mine mineralized material on unpatented mining claims. Such bills have proposed, among other things, to either eliminate or greatly limit the right to a mineral patent and to impose a federal royalty on production from unpatented mining claims. Although we cannot predict what legislated royalties might be, the enactment of these proposed bills could adversely affect GQM LLC’s potential to mine mineralized material on unpatented mining claims. Passage of such legislation could adversely affect our financial performance.

The price of gold and silver could adversely affect GQM LLC’s future operations and ability to continue development, and eventually operation, of the Project

The potential for profitability of operations on the Project, the value of the Project, the market price of our common stock and our ability to raise funding to conduct continued development, are directly related to the price of gold and silver. GQM LLC’s decision to develop the Project must be made long before the first revenue from production would be received. A decrease in the price of gold and silver may prevent the Project from being economically mined or result in the write-off of assets whose value is impaired as a result of lower gold and silver prices.

The price of gold and silver is affected by numerous factors beyond our control, including inflation, fluctuation of the U.S. dollar and foreign currencies, global and regional demand, the sale of gold and silver by central banks, and the political and economic conditions of major gold and silver producing countries throughout the world. The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate. If gold or silver prices decline or remain low for prolonged periods of time, GQM LLC might be unable to continue development of the Project, which would adversely affect us.

We believe that we may be a “passive foreign investment company” for the current taxation year which would likely result in materially adverse United States federal income tax consequences for United States investors

We generally will be designated as a “passive foreign investment company” under the meaning of Section 1297 of the United States Internal Revenue Code of 1986, as amended (a “PFIC”) if, for a tax year, (a) 75% or more of our gross income for such year is “passive income” (generally, dividends, interest, rents, royalties, and gains from the disposition of assets producing passive income) or (b) if at least 50% or more of the value of our assets produce, or are held for the production of, passive income, based on the quarterly average of the fair market value of such assets. United States shareholders should be aware that we believe we were classified as a PFIC during our tax year ended December 31, 2014, and based on current business plans and financial expectations, believe that we may be a PFIC for the current and future taxable years. If we are a PFIC for any taxable year during which a United States person holds our securities, it would likely result in materially adverse United States federal income tax consequences for such United States person. The potential consequences include, but are not limited to, re-characterization of gain from the sale of our securities as ordinary income and the imposition of an interest charge on such gain and on certain distributions received on our Common Shares. Certain elections may be available under U.S. tax rules to mitigate some of the adverse consequences of holding shares in a PFIC.

Land reclamation requirements for our properties may be burdensome and expensive

Reclamation requirements are imposed on GQM LLC in order to minimize long term effects of land disturbance, and this includes a requirement to re-establish pre-disturbance land forms.

In order to carry out reclamation obligations imposed on GQM LLC in connection with development activities, GQM LLC must allocate financial resources that might otherwise be spent on further exploration and development. GQM LLC has set up and plans to set up a provision for our reclamation obligations on the Project, as appropriate, but this provision may not be adequate. If GQM LLC is required to carry out unanticipated reclamation work, our financial position could be adversely affected.

The mining industry is intensely competitive

As a result of competition in the mining industry, some of which is with large established mining companies with substantial capabilities and with greater financial and technical resources than ours, GQM LLC may be unable to effectively develop the Project or obtain financing on terms we consider acceptable.

We compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for qualified employees, GQM LLC’s development of the Project may be slowed down or suspended. We also compete with other mining companies for capital. If we are unable to raise sufficient capital, our interest in GQM LLC may be diluted.

We rely extensively on the services of our President, Mr. H. Lutz Klingmann, P.Eng., who has considerable current knowledge of our operations, including the Project, and the loss of his services would likely result in delay and cost associated with acquiring and training additional management

Mr. Klingmann has been largely responsible for the operations of the Company and GQM LLC, including work on the Project since 2002. The successful development of the Project as currently envisioned by management is dependent to a significant extent on the efforts and abilities of Mr. Klingmann. Investors must be willing to rely to a significant extent on management’s discretion and judgment. We do not maintain key employee insurance on Mr. Klingmann and the loss of his services would likely have an adverse effect on the Company’s and GQM LLC’s operations and plans, until such time as a replacement can be located and brought current on such plans and operations.

Sale of aggregate

We have not included contributions from the sale of aggregate in the 2015 updated feasibility study cash flow projections. However, aggregate sales over a period of thirty years are important for the Project as it will permit GQM LLC to meet its closure and reclamation requirements. If no sale of waste rock as aggregate is ever achieved, the initial mine life would be reduced.

Three of our directors are ordinarily resident outside of the United States and accordingly it may be difficult to effect service of process on them, or to enforce any legal judgment against them

Three of our directors namely, Bryan A. Coates, Guy Le Bel and H. Lutz Klingmann are residents of Canada. Consequently, it may be difficult for U.S. investors to effect service of process within the U.S. upon these directors, or to realize in the U.S. upon judgments of U.S. courts predicated upon civil liabilities under the U.S. securities laws. A judgment of a U.S. court predicated solely upon such civil liabilities would probably be enforceable in Canada by a Canadian court if the U.S. court in which the judgment was obtained had jurisdiction, as determined by the Canadian court, in the matter. There is substantial doubt whether or not an original action could be brought successfully in Canada against any of such directors predicated solely upon such civil liabilities.

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

Members of the Clay family own a substantial interest in Golden Queen and are represented on our board of directors, and thus may exert significant influence on our corporate affairs and actions, including those submitted to a shareholder vote

Thomas M. Clay, a director of the Company is a member of the Clay Group. The Clay Group also controls Auvergne, which holds a 32.5% interest in Gauss, the joint venture that holds a 50% interest in GQM LLC and half the Project. For so long as the Clay Group beneficially owns at least 25% of our common shares, at least one of Golden Queen’s representatives on the board of managers of the Joint Venture will be designated by Auvergne. Accordingly, the Clay Group has considerable influence on our corporate affairs and actions, including those submitted to a shareholder vote, and GQM LLC’s development and operation of the Project. The interests of the Clay family may be different from your interests.

Members of the Clay family also hold a C$10 million convertible debenture of the Company, of which approximately C$5.8 million is held by an investment vehicle managed by Mr. Clay. The debenture may be converted, at the option of the Company, into common shares at a price of C$1.03 per common share. Conversion of the debenture would result in dilution to the holders of common shares.

Members of the Clay family have also provided the Company with a loan of $12.5 million, including approximately $9.4 million provided by an investment vehicle managed by Thomas M. Clay. The loan is guaranteed by GQM Holdings and secured by a pledge of the Company’s interest in GQM Canada, GQM Canada’s interest in GQM Holdings, and GQM Holdings’ 50% interest in GQM LLC. As a result, a default on the loan could result in the Company losing its interest in the Project, which would have a material adverse effect on our share price.

GQM LLC may incur increased construction costs if a 1997 project labor agreement is found to be enforceable

The Company filed a complaint with the National Labor Relations Board (the “NLRB”) against the Building and Construction Trades Council of Kern, Inyo, and Mono Counties (the “Union”) on May 23, 2014. The complaint was in response to the action taken by the Union related to a 1997 project labor agreement (“PLA”) that the Company believes is not applicable to the Project and unenforceable under federal labor law.

The NLRB informed the Company that the NLRB’s General Counsel had found in favor of the Company in the above matter in early October 2014. The NLRB next informed the Company that the Union had decided not to sign the Settlement Agreement offered by the NLRB. The NLRB has issued a Complaint against the Union with the NLRB in the role of prosecutor. In this case the NLRB, Region 31, will be acting as a representative of the NLRB General Counsel and will be prosecuting this unfair labor practice charge against the Union.

A Field Attorney for the NLRB reported that he had his first substantive conversation with legal counsel for the Building Trades Council on December 4, 2014. The Field Attorney explored the possibility of a settlement whereby the Building Trades Council would agree not to enforce the PLA. Legal counsel for the Building Trades Council indicated that they were not interested in a settlement because the Unions believed that the PLA was lawful and enforceable.

The Field Attorney then asked the Company’s legal counsel about the possibility of a "non-Board" settlement, i.e., a settlement between the Company and the Building Trades Council. Our legal counsel’s response was that we had made several attempts to settle this issue and a likelihood of a settlement at this point was low.

A hearing with the NLRB originally scheduled for February 2, 2015, has now been set for April 6, 2015.

If the complaint is unsuccessful, there is a risk that the Union may pursue legal action, which if successful, may result in increased construction costs and a material impact on the Company’s and GQM LLC’s results of operations. See Item 3. Legal Proceedings in this report for additional information.

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

Over the past few years, stock markets have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common shares. As a result, you may be unable to resell your shares at a desired price.

Because our common shares trade at prices below $5.00 per share, and because we will not be listed on a national U.S. exchange, there are additional regulations imposed on U.S. broker-dealers trading in our shares that may make it more difficult for you to buy and resell our shares through a U.S. broker-dealer

Because of U.S. rules that apply to shares with a market price of less than $5.00 per share, known as the “penny stock rules”, investors will find it more difficult to sell their securities in the U.S. through a U.S. broker dealer. The penny stock rules will probably apply to trades in our shares. These rules in most cases require a broker-dealer to deliver a standardized risk disclosure document to a potential purchaser of the securities, along with additional information including current bid and offer quotations, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, and to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

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

If the TSX delists our common shares, investors may face material adverse consequences, including, but not limited to, a lack of a trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations.

Issuing additional equity may have a negative impact on the trading price of our securities and our current shareholders may suffer dilution

Any future sale of equity capital in financing transactions or through the exercise of warrants or options or conversion of convertible securities will result in dilution to existing shareholders. In addition, even the perception that an issuance of equity capital may occur could have a negative impact on the trading price of our securities. We may pursue other alternatives for financing through offering a share of our interest in the Project to another party or parties.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Land Ownership and Mining Rights

The Company acquired its initial property interests in 1985 and has since acquired additional properties in the area. GQM LLC holds directly or controls via agreement a total of 33 patented lode mining claims, 189 unpatented lode mining claims, one patented millsite, 17 unpatented millsites, one unpatented placer claim and owns upwards of 980 acres (400 hectares) of fee land, which together make up the Property. The Property is located west of California State Highway 14 and lies largely south of Silver Queen Road covering all of Section 6 and portions of Sections 5, 7 and 8 in Township 10 North, Range 12 West; portions of Sections 1 and 12 in Township 10 North, Range 13 West; portions of Section 18 in Township 9 North, Range 12 West, and portions of Section 32 in Township 11 North, Range 12 West, all from the San Bernardino Baseline and Meridian. Some of the ancillary facilities required for a mining operation will be located in Section 6, T10N, R12W. Two production water wells were drilled in Section 32, T11N, R12W and a third production water well was drilled in Section 1, T11N, R12W.

A Project location map is shown in Figure 1 below.

Figure 1

GQM LLC holds the properties either directly or under mining lease agreements with a number of individual landholders, two groups of landholders and three incorporated entities. The land required for the Project has therefore either been secured under one of the mining lease agreements or is controlled by GQM LLC through ownership of the land in fee or where GQM LLC owns or holds patented and unpatented mining claims or millsites directly. The mining lease agreements were entered into from 1986 onwards. Refer to section Property Interests Are In Good Standing below for key information.

Fee land surrounding Section 6 is required for the construction of the ancillary facilities for a mining operation, for the construction of the heap leach pad and for construction of two pads for storing quality waste rock. The area that will be disturbed by the Project is a 912 acre block (369 hectare) within the total area of approximately 1,700 acres (689 hectares) owned, held or controlled by GQM LLC. GQM LLC also owns six residential properties with buildings north of Silver Queen Road.

GQM LLC is continuing to purchase additional land that will secure its land position in the area.

Title Review

The Company’s U.S. legal counsel completed a complete title review in 2014. This title review was done as part of the due diligence required for the Joint Venture Transaction, which closed in September 2014 and no particular title problems were identified.

Record of Survey- Section 6

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

A set of 14 maps based upon survey work done by Jim LaPuzza on Soledad Mountain between 2007 and 2010, along with supporting information on the history of staking and recording and ownership of mining claims and millsites researched by Sylvia Good, RPL, Landman and legal counsel and staff of Gresham Savage Nolan & Tilden, PC,, San Bernardino, California from the early 1990s onwards, was submitted to the Kern County Department of Engineering, Surveying and Permit Services in August 2010. The maps were checked in meticulous detail by County staff over a period of 10 months. There were also numerous exchanges of information between Jim LaPuzza and staff during this period. County staff gave the maps a “Final Check” in May 2011. The recordable mylars were submitted to County staff in July 2011, formally signed by the County Surveyor and forwarded to the Kern County Assessor – Recorder as a Record of Survey. The Record of Survey was recorded as follows:

  Recorded July 20, 2011;
  Document No. 211092035 and
  Book 0027, Page 66

The basis for GQM LLC’s royalty map is now the Record of Survey and this has superseded all earlier versions of the royalty map.

A copy of this report was sent to all landholders of record on August 1, 2011.

Record of Survey- Section 8

This newest survey in effect became an extension of the Section 6 survey work utilizing the control network already established on the ground and on paper. All equipment, methods and personnel remained the same.

Unlike Section 6 with its masses of overlapping angular lode claims, Section 8, part of Soledad Mountain historically less active with actual mining, possessed a more grid-like appearance with fewer “visible” conflicts than found in Section 6. Complications arose only later with a closer examination of the title documents. The survey proved to be exceptionally complex and time consuming and took three years to complete.

The County approved a total of 14 maps and data sheets and the survey was recorded as Record of Survey No. 3318 in March 2014.

The Record of Survey was recorded as follows:

  Recorded March 31, 2014
  Document No. 3318
  Book 29, Page 30

Royalties

GQM LLC is required to make advance minimum royalty payments under the mining lease agreements. In some instances, GQM LLC will receive a credit for the advance minimum royalty payments when mining ore on particular properties after the start of commercial production. Most of the royalties are of the net smelter return type and are based on a sliding scale, with the percentage amount of the royalty depending upon the grade of ore mined and processed from the particular property to which the royalty relates. Weighted average royalty rates will range from a low of 1.0% to a high of 5.0% depending upon the area being mined and gold and silver prices. The agreements also typically provide for an additional royalty if non-mineral commodities, such as aggregates, are processed and sold.

Property Interests Are In Good Standing

A number of mining lease agreements expired in 2010 and in January 2011. While most of these were later reinstated and extended by subsequent agreement, GQM LLC is in ongoing negotiations with some remaining landholders to extend mining lease agreements.

Further, while GQM LLC is not in default of any current mining lease agreement, GQM LLC is negotiating renewal terms for mining leases that are approaching expiry. Mining leases have expiry dates ranging from 2015 to 2045. All mining leases have an “evergreen” clause that becomes effective once the mine commences production.

Project Background

The Project is located approximately 5 miles (8 km) south of Mojave in Kern County in southern California. See Figure 1, a Project location map above.

Gold mining on Soledad Mountain dates back to the late 19th century. The largest producer in the area was Gold Fields American Development Co. (“Gold Fields”), a subsidiary of Consolidated Gold Fields of South Africa. Gold Fields operated an underground mine and mill on the property from 1935 to 1942, when the mine was forced to close by War Production Board Order L-208. Production after the war was minimal, as costs had increased while the price of gold remained fixed at $35/oz until 1973.

Geology

The Soledad Mountain mineral deposit is hosted in a volcanic sequence of porphyritic rhyolite, quartz latites and bedded pyroclastics that occur on a large dome-shaped feature, called Soledad Mountain, along the margins of a collapsed caldera. Higher-grade precious metals mineralization is associated with steeply dipping, epithermal veins, which occupy faults and fracture zones that cross cut the rock units and generally trend northwest. The veins are contained within siliceous envelopes of lower-grade mineralization that forms the bulk of the mineral resource.

The primary rock types that occur on the Property are porphyritic rhyolite, flow-banded rhyolite, quartz latite, pyroclastics and siliceous vein material. Clay occurs in variable amounts and the rocks contain upwards of 60% silica as SiO2. Porphyritic rhyolite and flow-banded rhyolite were grouped as a single rock type for the metallurgical test work.

Extensive programs of mapping, diamond drilling, reverse-circulation drilling and underground diamond drilling, and channel sampling were carried out on the Property between 1985 and 2011. Company geologists managed these programs. The geological database today includes the crosscut assay data recorded on linens by Gold Fields between 1933 and 1942, as well as crosscut sample data from Rosario Exploration and the Company. The Project database includes these crosscut samples as well as samples from drilling programs completed on the Property by Gold Fields, CoCa Mines, Rosario Exploration, Shell/Billiton, Glamis Gold, and the Company. The database contains a total of 70,863 samples, generated from 381,014 ft (116,133 m) of drilling and sampling of underground crosscuts.

Mineral Resource Estimates

The Company engaged Mine Development Associates (“MDA”) to redo the Project’s geological resource model from first principles and to provide updated mineral resource estimates in 2014.

The work done by MDA in 2014 indicates that vein widths are narrower than previously modeled but that vein continuity is well defined with excellent predictability, both along strike and down-dip.

The modeling and mineral resource estimates were completed in December 2014 under the supervision of Michael M. Gustin, a Qualified Person with respect to mineral resource estimations under NI 43-101.

To complete the mineral resource estimates, the drill data was evaluated statistically, gold and silver mineral domains were interpreted independently on cross sections spaced at 50-ft (15 m) and 100-ft (30 m) intervals that span the extents of the presently defined deposit, and the mineral domains were refined on level plans spaced at 20-ft (6 m) intervals. The final modeled mineral domains were then coded into a 20 ft x 20 ft x 20 ft (6 m x 6 m x 6 m) block model and used to constrain the gold and silver grade estimations.

The mineral resource estimates are summarized in the table below:

2015 Mineral Resource Estimates Provided by MDA (100% Basis)

			In-Situ Grade				Contained Metal
			Gold		Silver		Gold	Silver
Classification	Tonnes	Ton	g/t	oz/ton	g/t	oz/ton	oz	oz
Measured	4,298,243	4,738,000	0.960	0.028	13.37	0.39	130,000	1,865,000
Indicated	79,237,167	87,344,000	0.549	0.016	9.26	0.27	1,415,000	23,733,000
Measured & Indicated	83,535,409	92,082,000	0.575	0.017	9.53	0.28	1,545,000	25,598,000
Inferred	21,392,329	23,581,000	0.343	0.010	7.20	0.21	245,000	4,965,000

1.	Mineral resources are inclusive of mineral reserves.
2.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
3.	Mineral resources are reported at a 0.004 oz/ton (0.137 g/t) AuEq cutoff in consideration of potential open-pit mining and heap-leach processing.
4.	Gold equivalent grades were calculated as follows: AuEq(oz/ton) = Au(oz/ton) + (Ag(oz/ton)/88, which reflect a long-term Au:Ag price ratio of 55 and a Au:Ag recovery ratio of 1.6.
5.	Mineral resources are reported as partially diluted.
6.	Rounding as required by reporting guidelines may result in apparent discrepancies between tons, grade and contained metal content.
7.	Tonnage and grade measurements are in imperial and metric units. Grades are reported in troy ounces per short ton and in grams per tonne.
8.	The effective date of the mineral resource estimate is December 31, 2014.

Cautionary note to U.S. investors concerning measured, indicated or inferred resources: We advise U.S. investors that while the terms “measured resources”, “indicated resources” and “inferred resources” are recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission (“SEC”) does not recognize these terms and these terms do not comply with SEC Guide 7 requirements. Investors are cautioned not to assume that any part or all of the material in these categories will be converted into reserves. It should not be assumed that any part of an inferred mineral resource will ever be upgraded to a higher category.

The gold-equivalent relationship is consistent with that used in the previously reported (2012) resource estimates, and is based on a long-term Au:Ag price ratio of 55 and Ag:Au recovery ratio of 0.625.

The mineral resource estimates were prepared in compliance with the disclosure and reporting requirements set forth in the Canadian Securities Administrators’ NI 43-101, Companion Policy 43-101CP, and Form 43-101F1, as well as with the Canadian Institute of Mining, Metallurgy and Petroleum’s “CIM Definition Standards - For Mineral Resources and Reserves, Definitions and Guidelines” (“CIM Standards”) adopted by the CIM Council on May 10, 2014.

The Company finds that the updated geological model and block model prepared by MDA allow for high-confidence mine planning. The 2014 mineral resource estimates report slightly higher gold grades after allowing for internal dilution, whereas the 2012 mineral resource estimates reported undiluted grades.

GQM LLC is proceeding with an infill drill program within the first two phases of mining. The goals of the infill drill program are to: (1) extend mineralization both laterally and in depth below the current open pit designs; (2) convert inferred resource estimates to measured and indicated resource estimates; and (3) provide material for bottle roll tests to assess metallurgical performance.

GQM LLC is considering additional work that could be done to increase and upgrade the mineral resource estimates for the Project. Near-term drill programs will focus on the potential to define new resources and reserves proximal to the first two open pits to be mined. In addition, there is excellent potential to add resources that could significantly impact the longer-term reserves, including the Sheeted Vein zone (West open-pit) and the area between the Main open pit and East open pit, as well as extensions of mineralized structures down-dip. This exploratory drilling will be deferred until mining approaches the relevant areas.

Note that mineral resources that are not mineral reserves do not have demonstrated economic viability.

Mineral Reserve Estimates

Norwest Corporation (“Norwest) completed the feasibility level open pit designs and scheduling for the 2015 updated feasibility study and provided the proven and probable reserve estimates shown in the table below:

2015 Mineral Reserve Estimates Provided By Norwest (100% Basis)

			In-Situ Grade				Contained Metal
			Gold		Silver		Gold	Silver
Classification	Tonnes	Ton	g/t	oz/ton	g/t	oz/ton	oz	oz
Proven	3,357,000	3,701,000	0.948	0.028	14.056	0.410	102,300	1,517,100
Probable	42,957,000	47,352,000	0.638	0.019	10.860	0.317	881,300	14,999,100
Total & Average	46,314,000	51,053,000	0.661	0.019	11.092	0.324	983,600	16,516,200

1.	The Qualified Person for the mineral reserve estimates is Sean Ennis, Vice President, Mining, P.Eng., APEGBC Registered Member who is employed by Norwest Corporation.
2.

A gold equivalent cut-off grade of 0.005 oz/ton was used for Quartz Latite and a cut-off grade of 0.006 oz/ton was used for all other rock types. The cut-off grade was varied to reflect differences in estimated metal recoveries for the different rock types mined.

3.

Gold equivalent grades were calculated as follows: AuEq(oz/ton) = Au(oz/ton) + (Ag(oz/ton)/88, which reflects a long-term Au:Ag price ratio of 55 and a Au:Ag recovery ratio of 1.6. Gold-equivalent grades were used for open pit optimizations.

4.	Tonnage and grade measurements are in imperial and metric units. Grades are reported in troy ounces per short ton and in grams per tonne.

Cautionary note to U.S. investors concerning proven or probable mineral reserve estimates: This Form 10K uses the terms “proven reserves” and “probable reserves” in accordance with NI 43-101. We advise U.S. investors that the requirements of NI 43-101 for identification of “reserves” are not the same as those of the SEC, and reserves reported by the Company in compliance with NI 43-101 may not qualify as “reserves” under SEC Guide 7 standards. Accordingly, information concerning mineral deposits set forth herein may not be comparable with information presented by companies using only U.S. standards in their public disclosure.

The mineral reserves estimates are included in the measured and indicated mineral resource estimates set out in the table in the section Mineral Resource Estimates above.

Detailed information on the open pit design and other information is provided in the section Open Pit Design and the sections that follow on all aspects of the open pit operation.

Exploration Potential

Additional geological targets have been identified on the Property. These targets are generally peripheral (east, south and west) to the currently defined mineral resource estimates. In the east, two additional zones of quartz stringer veins have been mapped in the hanging wall of the Karma/Ajax vein system. Toward the south, an extension of the Silver Queen vein system is open and additional vein splits have been mapped on surface. Also, an extension of the Golden Queen vein system appears to be offset by an east-west trending fault. Initial drill results indicate widths of 26 ft (8 m) with good gold and silver grades.

The exploration work to date has focused on known fault/vein structures central to the deposit. The host volcanic rocks associated with mineralization on the Property extend further to the south and have not been fully evaluated. Further, anomalous gold values have also been found in the low volcanic hills that protrude from the valley floor to the northwest of the Property.

The continuity of mineralization at depth remains untested.

Independent Feasibility Study

The Company engaged Kappes, Cassiday & Associates (“KCA”) and Norwest to prepare an updated feasibility study and economic analysis for the Project based upon current information in December 2014.

The base case cash flow analysis is done on a constant United States dollar, after-tax, stand-alone Project basis.

Gold and silver prices used to model the base case cash flows are $1,250.00/oz and $17.00/oz, respectively, and these are the consensus estimates used by a number of analysts. Prices are fixed for the life of the mine.

The Project has an indicated after-tax internal rate of return (“IRR”) on capital employed of 28.3%. The after-tax net present value (“NPV”) is $214 million with a discount rate of 5.0% and the undiscounted, cumulative net cash flow after tax is approximately $342 million. A 5.0% discount rate is reasonable for a project at this stage and is inline with standard industry practices. By comparison, at an 8.0% discount rate, the after-tax NPV is $160 million. The indicated contribution of gold and silver to gross revenues is 88% and 12% respectively at current gold and silver prices with an average total cash cost per ounce of gold produced, net of silver credits, of $518/oz.

The Project generates positive cash flow in the first year of production and reaches cumulative positive cash flow in the fourth year of production. Cash flows remain positive each year through the mine life.

Project After-Tax NPV with Changing Metal Prices

The 2015 updated feasibility study demonstrates robust economics and first quartile cash costs. Capital expenditures to date and the expenditures projected for the remainder of 2015 are in line with the capital cost update provided in March of 2014. Approximately 70% of these remaining capital expenditures are now locked in under fixed price contracts with experienced contractors.

Of note is that only 65% of the resource estimate has been included in the current mine design. Successful infill drill programs and expanding the Approved Project Boundary could significantly increase the mine life.

The NI 43-101 Technical Report is available on the Company’s website at www.goldenqueen.com.

Feasibility Study Capital and Operating Cost Estimates

The 2015 updated feasibility study capital cost estimates are based upon fixed-price contracts for construction of all the key facilities for the Project and detailed cost estimates prepared for ongoing construction based upon actual experience with costs incurred since the start of construction in July 2013. Pre-production capital costs of approximately $144 million are in-line with the capital costs update provided in March 2014 and include $99.3 million in pre-production capital costs, $15.0 million contingency, $10.5 million in working capital and financial assurance cost estimate and $19.2 million for the mobile mining equipment. These estimates also included all sales taxes. The sustaining capital was estimated to be a further $25.6 million over the life of the Project. The Company also expects GQM LLC to spend a further $10.9 million on additional mobile mining equipment starting in Year 2 of production. Most of the sustaining capital would be required for the construction of heap leach pads and for mining equipment replacement.

Detailed operating costs estimates were prepared with information provided by vendors of services and supplies such as diesel fuel and explosives, reagents such as cement and sodium-cyanide and operating supplies and spare parts for both the major mining equipment and support equipment and equipment in the various processing facilities. The operating cost estimates were reviewed by KCA and Norwest and confirmed as being reasonable.

Open Pit Design

Norwest did detailed open pit designs between 2008, 2010, 2012 and again in 2014 as part of the 2015 updated feasibility study. These detailed mine designs were adapted from the original 2007 designs to reduce waste to ore mining ratios, enhance opportunities for backfill placement and develop pit phasing and access which would lower the costs associated with backfilling.

The 3D block model prepared by MDA in 2014 was used for development and evaluation of the open pit shells for the Project. The MineSight 3D (Mintec©) software package was used for the open pit optimization and design process.

Gold and silver prices ranging from $500.00 per oz and $5.00 per oz respectively to $1,400.00 per oz and $13.00 per oz respectively were used for the open pit optimization. The base case prices for gold and silver prices of $1,200.00 per oz and $12.00 per oz respectively were used for the feasibility level mine design.

The average waste rock to ore mining ratio was reduced from 2.12:1.0 in 2008 to 1.85:1.0 in 2011 to 1.49:1.0 in 2012 and has now increased to 3.41:1.0 in 2015.

Dilution and Ore Loss

Norwest allowed for dilution and ore loss in determining the mineral reserve estimates.

The dilution quantity estimates were derived from a detailed review of the ore zones and adjacent blocks in discussion and agreement with MDA. Based on the ore zone configuration and the equipment selected for mining, an average dilution of 2 ft (0.6 m) per contact was assumed. In addition, isolated blocks of ore were assumed to be mined as waste (ore loss) and isolated blocks of waste assumed to be mined as ore (dilution).

The dilution grade was determined by evaluating the average grades in the blocks adjacent to the ore zones. An average dilution of 6.8% (approximately 3.4 million tons or 3.1 million tonnes) at a gold grade of 0.003oz/ton (0.1 g/t), and a silver grade of 0.14oz/ton (4.8 g/t) was allowed for. No additional ore loss is assumed beyond what is inherent in the model, assuming very good grade control once the mine is in production and good mining practices.

Open Pit Slope Design

An independent consulting engineer did open pit slope stability analyses in 1995 and these included analyses with the ultimate slopes subjected to a maximum, credible earthquake acceleration of 0.297g. The consulting engineer recommended an ultimate, inter-ramp slope angle of 55o with an indication that this angle could be safely increased to 63.4 o. The Company drilled five diamond drill holes in 1997 specifically to obtain rock strength parameters for further slope stability analyses under the guidance of an independent consulting engineer. The independent consulting engineer did further slope stability analyses and confirmed the ultimate slope angle of 55o. Norwest used an inter-ramp slope angle of 55o for slopes up to 500 ft (152 m) in height for the mine design done in 2014. Pit slopes higher than 500 ft (152 m) were designed for an overall slope of 45o by incorporating step-outs and increased catch bench widths. Slope angles in zones of adverse structure or lower quality rock mass associated with the central portion of the West Pit were designed with a lower overall slope of 40o for this area only.

Independent consulting engineers based in Denver did waste rock heap stability analyses in 1996 and again in 1998 and these were confirmed by Norwest in 2000, in 2010 and again for the 2015 updated feasibility study. These analyses concluded that backfilled waste rock and the down-slope portion of the East Waste Rock Storage pad would be stable under both static and seismic loading conditions, both during operations and after closure and reclamation. Some sloughing of the faces of backfilled waste rock or the waste rock pad could occur during significant seismic events in the area.

GQM LLC will confirm subsurface conditions in the area now being used for waste rock storage west of Soledad Mountain in 2015. GQM LLC will also confirm the stability of the waste rock heap in this area in 2015.

Waste Rock Management

Disposal of waste rock will be largely in mined-out phases of the open pits and one external waste rock pad will be constructed to the east of Soledad Mountain, the East Waste Rock Storage pad, to provide a readily accessible source of quality waste rock and an area suitable for the aggregate operation. An area located west of Soledad Mountain, formerly reserved as the Phase 2 heap leach pad, is now also being used as a second waste rock storage area.

Waste rock will be disposed of at an angle of repose of 37o (1.3:1.0) with a loose density of 1.50 ton/yd3 (1.96 t/m3) (that represents a 30% net swell after allowing for partial compaction). Waste rock will be re-sloped to 27o (2.0:1.0) as part of closure and closing reclamation. The toes of the re-sloped fills will remain within the Approved Project Boundary. There is no groundwater in the areas where waste rock will be disposed of and this will therefore not have an impact on the stability of either of the waste rock heaps.

Open Pit Operation

Standard, open pit mining methods will be used to mine ore and waste rock. Mining operations will include drilling, blasting, loading, hauling and support equipment and GQM LLC will do the mining. All open pit mining will occur in dry conditions above the water table.

The total quantity of ore to be mined, crushed and screened and stacked on the heap leach pads is estimated to be 51 million tons (46.4 million tonnes). Total waste rock to be mined is estimated to be 174 million tons (158 million tonnes).

The production schedule developed by Norwest for the Project is based on increasing ore output to full production levels at an achievable rate with a mining sequence that allows for effective backfilling of the mined-out phases of the open pits.

Ore production increases from approximately 2.7 million tons (2.5 million tonnes) during the first full year of production to the maximum production level of approximately 5.1 million tons (4.5 million tonnes) in Years 3 and 4. The production does not reach maximum capacity from Year 5 onwards and varies from a low of 4.1 million tons (3.7 million tonnes) to a high of 4.9 million tons (4.5 million tonnes). Although ore production does not reach maximum capacity in some years, mining of higher grade ore in these periods with an increase in contained gold and silver ounces does somewhat offset the effect of the lower ore production.

The average gold produced over years 2 to 11 is approximately 74,000 oz per year with a maximum of 99,000 oz in Year 8 of production. The average silver produced is approximately 781,000 oz per year over this same period, with a maximum of 1.27 million oz of silver in Year 4 of production.

Waste rock mining ranges from a low of approximately 8 million tons (7.3 million tonnes) in Year 1 to a high of approximately 20 million tons (18.2 million tonnes) in Years 5 and 6. The variation in waste rock mining rates is driven by a combination of factors. The current mine production schedule seeks to take advantage of the available ore processing capacity limit of approximately 5.1 million tons (4.7 million tonnes) per year especially during the initial five years of the Project. This results in periods of very high waste production as zones with high mining ratios, i.e. waste tons:ore tons, must be mined in order to expose sufficient ore. In addition, the requirement to ensure the most efficient disposal of waste rock in mined-out phases of the open pits combined with the steep topography leads to truck haulage distances that can vary significantly from quarter to quarter.

The initial mine life is projected to be 12 years. Note that aggregate sales over a period of thirty years are important for the Project as this will ensure that GQM LLC can meet its closure and closing reclamation requirements.

Ore-from-waste separation will require special attention to ensure that overall grade projections are met.

Underground mine openings will be encountered from time-to-time during open pit mining and this will be allowed for in the detailed mine planning.

Norwest reviewed and confirmed operating cost estimates for the open pit operation for the 2015 updated feasibility study.

Mining Equipment

The configuration and phasing of the open pits requires that the primary loading equipment be mobile and flexible in terms of loading conditions. In addition, the equipment needs to have the capability to mine selectively in order to limit ore loss and dilution while still meeting production targets. With these considerations in mind, Norwest judged that front-end loaders for flexibility combined with a hydraulic excavator in backhoe configuration for increased selectivity and production would best meet the Project requirements. Norwest also confirmed that haulage trucks with a capacity of 100 tons (91 tonnes) would be suitable for the Project.

A fleet study was carried out by Komatsu America Corporation and completed on December 16, 2014. This study developed equipment productivity estimates for the primary mining fleet based on anticipated local mining conditions.

A smaller development is required for the initial open pit development in 2015. Once the primary mining equipment is on site, the main role for the development fleet is the pioneering of access roads, mining smaller upper benches as each new mining phase is developed, and providing additional selective mining capacity in localized ore zones.

Support equipment such as a grader and a water wagon were purchased and received in 2014. Additional mining equipment was received subsequent to December 31, 2014. See Subsequent Events below for further details.

The mining equipment required for the Project over the life of the mine is shown in the table below:

	Equipment	Number of units
	Wheel Loaders (15 yd3)	2
Primary Fleet	Excavator (16 yd3)	1
	Trucks (100 tons)	11 - 15
Development	Excavator (5 yd3)	1
Fleet	Trucks (40 tons)	3
	Track-type Dozer (452 hp)	1
	Track-type Dozer (610 hp)	1
Support	Wheeled Dozer (552 hp)	1
Equipment
	Primary Blasthole Drill (9.75 in)	2
	Percussion Drill (3-4 in)	1
	Grader	1
	Water Wagon	1

GQM LLC has decided to purchase Komatsu equipment and the equipment is being delivered and will be supported by Road Machinery LLC, a Komatsu dealer in California.

Blasting and Explosives

The new security requirements that were introduced to combat the threat of terrorist activities in the United States make contract blasting the preferred option and contract blasting will be used.

There are several suppliers in the region capable of meeting Project requirements. A local supplier based in Mojave provides service to a number of mines and quarries in the area and has a bulk storage facility for ammonium nitrate prill in Mojave. The local supplier also receives prill by rail and this is a key consideration in dealing with the local supplier as prill by rail is more energy efficient than moving the same quantity of prill by truck on the highway.

Based on the available groundwater data, blastholes are expected to be dry through the life of the mine and only ANFO will be used as a blasting agent. A powder factor of 0.36 lb/ton or 0.71 lb/yd3 (0.18 kg/t or 0.42 kg/m3) was used to estimate explosives consumption for the Project.

Site Drainage

An independent consulting engineering firm based in Denver prepared a number of site drainage plans as these apply to the open pit operation. The underlying engineering assumptions meet the requirements of the California State Water Resources Control Board and the Kern County Engineering, Surveying & Permit Services Department.

A Stage I, Surface Water, Sediment and Erosion Control Plan has been prepared for construction and early mining phases of the Project.

The site drainage plan can quickly be revised as open pit designs change and this will include detailed designs for sediment ponds and drainage channels as required.

Closure and Closing Reclamation

The current mine plan assumes approximately 30 million short tons (27 million tonnes) of waste rock will be sold as aggregate and removed from site over a period of thirty years and prior to closure and closing reclamation. This mine plan also assumes that a portion of the leached and rinsed residues on the heap leach pad is either processed and sold as aggregate and removed from site, or else GQM LLC is able to obtain a variation of an approval to allow a larger portion of the leached and rinsed residues to remain in place on the Phase 1 heap leach pad. If GQM LLC cannot perform reclamation procedures according to these assumptions, GQM LLC must re-handle a significant quantity of the residues either as backfill to the open pits or spread the residues on the property to meet closure and closing reclamation requirements, or a combination of both. The necessity of handling a portion of the residues as part of a closure and reclamation plan will affect the overall ore tonnage that can be mined, as the removal of waste rock and possibly a portion of the rinsed and leached residues is a component of the current mining and backfilling plan.

Mineralogy, Process Development and Flow Sheet

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

Test work done on Soledad Mountain ores from 1988 to 2007 shows that these ores are readily amenable to heap leaching provided the ore is crushed and/or ground to relatively small sizes. A range of parameters required to design a heap leach operation, such as agglomerate strength, percolation rates under load and the consumption of cyanide and other reagents, were determined.

In the 1990s, it was proposed to crush and screen ore to 100% - 8mesh (2.37 mm) and a four-stage crushing and screening plant using vertical shaft impact crushers in the third and fourth crushing was designed. However, the Company did a review that provided new insights into the historical test results in 2002. An alternative flow sheet was developed for the Project in late 2002, which considered three-stage crushing and screening plant with an HPGR in the third crushing stage, and is reflected in the current design.

Confirmation HPGR tests were required to provide the following:

  The design parameters to both size the equipment and determine the motor sizes for the HPGR;
  The target particle size distributions for the commercial operation; and
  Information to finalize the flow sheet, e.g. the need to recycle edge material.

Samples of rhyolite ore and quartz latite ore were collected for the HPGR tests in July 2003 and in March 2004 respectively. The samples were crushed to 100% passing 1.3 inch (32 mm) and 1.4 inch (35 mm) respectively by McClelland Laboratories, Inc. (“MLI”), an independent metallurgical laboratory located in Sparks, Nevada. The samples were shipped by airfreight to the test facilities of two HPGR manufacturers in Germany where the actual HPGR tests were done. The crushed samples were returned to the MLI laboratory in Nevada for confirmation leach test work. The following conclusions were drawn based upon the results of bottle roll and column leach tests:

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

The detailed analysis of the leached residues or tails indicated that tests should be done on a high-grade and a low-grade sample to obtain data for the complete range of expected head grades. Two rhyolite samples were taken for this test work in April 2006. The total weight of the two samples was approximately 4,600 lb (2,100 kg). The samples were shipped by truck to MLI for first-stage crushing and then by airfreight to a HPGR manufacturers’ test facility in Germany where the HPGR tests were done. The samples were returned to MLI and bottle roll tests and column leach tests were started in July and completed in December 2006. Final test results were received and combined with the results from earlier tests for a detailed recovery analysis.

The average life of mine recoveries used in the 2015 updated feasibility study were 82.1% for gold and 50.0% for silver.

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

The HPGR consists basically of two counter-rotating rolls – one a fixed roll and the other a ‘floating’ roll. The ‘floating’ roll is mounted on and can move freely on two slides and the grinding forces are applied to the ‘floating’ roll by hydraulic rams. Ore is choke-fed to the gap between the rolls and comminution takes place by inter-particle crushing in the bed of particles. The gap between the rolls is determined by the nip-in characteristics of the feed and the total grinding force applied, which in turn depends upon pressures in the hydraulic system. Each roll is driven by an electric motor via a planetary gear reducer. The total grinding force can range from 169k lbf to 4500k lbf (750 kN to 20,000 kN) and pressures in the gap can range from approximately 7,000 lb/in2 (50 MPa) to 36,000 lb/in2 (250 MPa). The unconfined compressive strengths of Soledad Mountain ores range from 320 lb/in2 to 17,200 lb/in2 (2.2 MPa to 118.9 MPa) by comparison.

An independent consulting engineering firm did the design of the crushing-screening plant including the HPGR in 2006. This design was revised in 2008, further updated in 2011 and updated again in 2014. The crushing-screening plant has been designed to process 5,119,000 tons (4,654,000 tonnes) of ore per year.

Capital and operating cost estimates for the crushing-screening plant were brought current by Project management and confirmed by KCA for the updated feasibility study in 2015.

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

Independent consulting engineers did detailed designs and prepared capital cost estimates for the Merrill-Crowe plant and this includes the refinery for the 2015 updated feasibility study.

Operating cost estimates for the Merrill-Crowe plant were brought current by Project management and confirmed by independent consulting engineers for the updated 2015 feasibility study.

Construction of the Merrill-Crowe plant is under way.

Assay Laboratory

The assay laboratory has been designed to cope with the planned workload including the required sample preparation and solid and solution analyses for gold and silver as well as analyses required to manage the heap leach operation. Environmental control analyses will also be performed.

The laboratory has been sized to handle from 50 to 200 solid and from 10 to 50 solution samples per day depending upon requirements.

The design and capital cost estimates for the laboratory were updated over a period of four months in 2014. The laboratory includes areas for sample preparation, fire assays and related wet chemistry and metallurgical test work such as bottle roll tests and column leach tests.

Extensive provision has been made for dust control. All lead waste and dust containing heavy metals will be shipped to a designated disposal site. Rock dust and rejects from sample preparation will be returned to the process. Scrubbers will be fitted to fume hoods.

The laboratory has been designed to meet all State and Federal codes.

The laboratory building and building services are being constructed on a turn-key basis by an independent contractor based in Lancaster and the target for completion is March 2015.

Quotes are currently being obtained for the equipment for the laboratory and equipping the laboratory will proceed as soon as construction of the building has been completed.

The Heap Leach Pad and the Heap

A dilute, sodium-cyanide solution will be used to dissolve gold and silver in the heap leach operation. Extensive procedures will be put in place to protect workers and the environment. The cyanide will be received in dissolved form by truck directly from the manufacturer and will be pumped to a storage tank on site and then to the process.

An independent consulting engineering firm is responsible for the design of the heap leach facility, which has been designed for zero discharge. The Phase 1 heap leach pad, will be located on the northern side of Soledad Mountain. This will be a single-use, dedicated pad. An area located on the western side of Soledad Mountain, formerly reserved as the Phase 2 pad, is now being used as a waste rock storage area.

The following are the design criteria for the Phase 1 heap leach pad:

  The pad has been designed as a permanent, single-use pad;
  Average density of a density of 100 lb/ft3(1.6 t/m3) is used for determining the capacity of the pad;
  Maximum heap height is 230 ft (70 m);
  Lift height is 33 ft (10 m);
  The angle of repose of the agglomerated ore is 2.0H:1.0V;
  Slopes are 2.5H:1.0V on the north and west sides and 2.0H:1.0V on the south and east side of the heap;
  Nominal capacity of the Phase 1 pad is 51 million tons (46 million tonnes) and
  The Phase 1 heap leach pad will be constructed in four stages.

The Phase 1 heap leach pad will be lined with a composite liner consisting of a compacted soil liner and a geomembrane. The geomembrane will in turn be covered and protected by 18 inches (45 cm) of a crushed liner protection fill that will act as a drainage layer. A network of perforated pipes will be installed in the liner protection fill. Solution will drain by gravity to a pump box and will be pumped to the Merrill-Crowe plant where gold and silver will be extracted from the pregnant solution. The barren solution will be returned to the heap and drip emitters will be used on the heap to limit evaporation losses. Drip emitters will be covered. An overflow pond is located east and downstream of the pump box.

Detailed site investigations were done in the area where the Phase 1 heap leach pad will be constructed in 2004 and again in 2006. The independent consulting engineering firm completed the design of the Phase 1 pad for construction in 2014.

The design of the heap leach pad meets all applicable regulatory requirements. Note that the heap must be reclaimed to approximately 25 ft (7.6 m) above original contours to meet State of California reclamation requirements.

An earthmoving contractor with experience in constructing heap leach pads prepared the capital cost estimates for the construction of the Phase 1, Stage 1 portion of the pad for the 2015 updated feasibility study. Construction of the Phase 1, Stage 1 pad is currently under way.

An equipment manufacturer did the heap leach stacking study for the conveying and stacking system and prepared capital cost estimates for the 2015 updated feasibility study. The equipment manufacturer received a contract for the fabrication of the conveying and stacking system in fabrication of the equipment is currently under way.

Services

The Project is located approximately 5 miles (8 km) south of Mojave in southern California. The metropolitan areas of Rosamond and Lancaster lie from 9 miles (14 km) to 20 miles (32 km) to the south. Access to site is from State Route 14 and Silver Queen Road, an existing paved County road. Mojave is a railroad hub for the Burlington Northern/Santa Fe and Union Pacific/Southern Pacific railroad lines. Services such as a hospital, ambulance, fire-protection, garbage and hazardous waste disposal, schools, motels and housing, shopping, airport and recreation are available in Mojave and its surroundings.

Water Supply

A water supply will be required for the operation and it is expected that both ground water and water supplied by the Antelope Valley – East Kern Water Agency will be available for the Project.

A detailed study of the site hydrogeology was completed in 2006 to confirm that groundwater would be a dependable source of water for the Project. As many as 35 wells have been drilled in the greater Project area in the past. Records for some of these wells plus step rate test data from production well PW-1 drilled by the Company indicate that, initially, two production wells can provide the maximum estimated water requirement of 650 gal/min (147.6 m3/h). Production well PW-1 is located approximately 3,000 ft (1 km) north of the Project. A second production well, PW-2, was drilled approximately 1,000 ft (300 m) north of well PW-1 and cased and tested and a third production well, PW-3, was drilled in an area west of the Project in November 2008 and development of the well has also been completed. Neither PW-2 nor PW-3 had yields high enough to add to the water required on a continuous basis for the Project.

The Company has identified an area to the west of PW-1 that has historically had a number of production wells that have yielded upwards of 600 gal/min (136.2 m3/h). GQM LLC plans to drill a production well (PW-4) in this area in 2015 to ensure that an adequate supply of groundwater is confirmed to support the Project.

Water samples taken from four characterization wells on site indicate that groundwater can be used in the heap leach process without pre-treatment.

An independent consulting engineering firm did the design for the water supply and the process water and firewater distribution systems and prepared capital and operating cost estimates for the 2012 feasibility study. The design for the system has now been redone by an independent consulting engineering firm based in Bakersfield.

The Company filed an application for a water service connection with Antelope Valley – East Kern Water Agency (“AVEK”) in February 2008 to provide a backup water supply. This was mandated as one of the conditions of approval in the Conditional Use Permits that were issued in 2010.

Project management met with AVEK in Mojave in August 2014 to discuss details of an interconnection of the two systems. AVEK is ready to provide water for the Project, and could most likely provide the full requirement. AVEK submitted a proposal for detailed engineering and for preparation of contract documents in September 2014. GQM LLC approved the cost estimate and this engineering remains to be completed.

Independent consulting engineers based in Bakersfield also designed a pipeline and pump station to pump water from four AVEK water storage tanks to site. The cost of this project has been included in the Project capital cost estimates.

Water supply and water storage – the Phase 1 project has been completed and the first production well (PW-1) is now connected to site. Phases 2, 3 and 4 are underway and completion is expected in May 2015. GQM LLC also expects to drill an additional production well (PW-4) in the second quarter of 2015 and complete the connection in August 2015.

GQM LLC is evaluating the use of recycled water or Title 22 water for the Project with the Rosamond Community Services District. A suitable route for a pipeline is available and this option will be pursued once the mine is in production. The use of Title 22 water would be an environmental plus for the Project. This supply will be of interest only once the Project is running smoothly with a positive cash flow and an assured long life.

Power Supply

The regional utility, Southern California Edison (“SCE”), will supply power.

A main power line with three sets of conductors runs along the eastern property boundary. The top two sets of conductors carry 66 kV while the bottom set of conductors carries 12,460 V and these are the common primary voltages in SCE territory.

SCE indicates that the power factor is an absolutely critical item in SCE territory. SCE requires a minimum operating power factor of 0.95 and a load-sensitive capacitor bank will be installed to achieve this. SCE may also limit the number of starts permitted for the major motors per day.

GQM LLC will install and own the utility tie sub-station. The incoming voltage of 12,460 V will be the mine distribution voltage. This decision was supported by a Method of Service study done by SCE and the Company in 2012. Overhead transmission lines will distribute power from the utility tie sub-station to areas where power will be required and this construction is currently under way.

A diesel-powered generator will provide standby power and this will be set beside the Merrill-Crowe plant. Power will be available to operate the Merrill-Crowe plant and solution distribution systems in case of a SCE power failure.

Project management prepared a detailed motor list and estimated the power consumption for the Project. SCE provided a rate for power of $0.135/kWh for the 2015 updated feasibility study. The rate structure is complex and a mix of consumption and demand charges applies to peak, mid-peak and off-peak periods.

An independent consulting engineering firm and contractor based in Bakersfield prepared a detailed design for the site power distribution system and provided a capital cost estimate in 2014. The firm was awarded a contract for the construction of the site power distribution system in 2014 and this project is now under way.

Workshop-Warehouse and Fuel Storage

Construction of the service facilities required for a mining operation such as a workshop and warehouse and diesel fuel and gasoline storage was completed in 2014.

Project Management and Operating Manpower

A management team has assembled in Mojave to manage the Project. Manpower is expected to average 30 salaried and the number of hourly-paid workers is expected to range from 138 to over 172 depending upon the ore and waste mining rates once the mine is in full production. GQM LLC is committed to hiring locally or from the surrounding towns.

Construction manpower is expected to peak at 200 with an estimated 142 man-years required for construction.

Aggregate

It is expected that a by-product aggregate and construction materials business can be developed once the heap leach operation is in full production, based on the location of the Project in southern California with close proximity to major highways and railway lines. The source of raw materials will be quality waste rock specifically stockpiled for this purpose. The waste rock can be classified into a range of products such as riprap, crushed stone and sand with little further processing. Test work done in the 1990s confirmed the suitability of waste rock as aggregate and construction material. The production and sale of aggregate is expected to commence early in the mine life and continue for up to thirty years or until the stockpile of quality waste rock has been exhausted. GQM LLC also plans to process and sell leached and rinsed residues from the heap leach operation as aggregate or for other uses to local and regional markets.

No contributions from the sale of aggregate have been included in the 2015 updated feasibility study cash flow projections. However, aggregate sales over a period of thirty years are important for the Project as it will permit GQM LLC to meet its closure and reclamation requirements.

Environmental Issues, Approvals and Permits

Introduction

The Project has received three key permits that allow GQM LLC to construct the facilities and begin mining and processing operations.

These are:

a.	Conditional Use Permits issued by Kern County (see CEQA/NEPA heading below);
b.	Authorities to Construct permits issued by the Eastern Kern Air Pollution Control District (see Authority to Construct & Permit to Operate heading below; and
c.	Waste Discharge Requirements issued by the Lahontan Regional Water Quality Control Board (see Water Quality heading below.

The environmental issues and the efforts made to secure the three key permits are described in detail under the subheadings CEQA/NEPA, Authority to Construct & Permit to Operate, and Water Quality.

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

The Company completed an Application for a revised Surface Mining and Reclamation Plan, which was submitted to the Kern County Planning & Community Development Department (the “Planning Department”) in April 2007. The Planning Department completed its review of the Application and deemed the Application complete in July 2007. The Planning Department noted that changes proposed for the Project constituted new information that required evaluation of potential impacts and mitigation in a supplemental EIR (“SEIR”). The SEIR was distributed by the Planning Department, as lead agency under the provisions of CEQA, to approximately 430 recipients and notification of release to 985 recipients on January 11, 2010. The Kern County Planning Commission (the “Commission”) formally considered the Project on April 8, 2010. At the meeting, the Commission, consisting of a panel of three commissioners, unanimously approved the Project. The Commission certified the SEIR and adopted a Mitigation Measures Monitoring Program and a set of Conditions of Approval for the Project. The Mitigation Measures Monitoring Program and Conditions of Approval for the Project were amended by Commission Resolution No. 171-10 adopted on October 28, 2010.

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

The Planning Department granted an extension of time of one year to April 21, 2015 to announce the start of mining on the Property at a meeting held in the offices of the Planning Department on November 7, 2013. GQM LLC has now requested a further extension of time of two years to April 21, 2017 as suggested by the Kern County Planning & Community Development Department.

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

Authority to Construct and Permit to Operate

The Company had obtained seven Authority to Construct permits dated March 16, 2002. These permits expired on March 16, 2004 and were not renewed due to changes anticipated in the Project.

Ten applications for Authority to Construct permits were submitted to the EKAPCD in February 2011. The EKAPCD confirmed that the information required to support the applications was complete. The draft Authority to Construct (“ATC”) permits were received in September 2011. The Company’s consulting engineers and legal counsel completed their review of the draft ATC permits in January 2012. The ATC permits were issued by EKAPCD on February 8, 2012 and were initially valid for two years. The ATC permits were extended by two years from February 8, 2014 to February 7, 2016. The ATC permits will be converted to a Permit to Operate after construction has been completed and subject to inspection by EKAPCD.

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

The downwind meteorological monitoring station was constructed in 2014 and is now in operation.

Water Quality

The Project is located in the northern portion of the Antelope Valley Groundwater Basin. The mean recorded annual rainfall in the surrounding area is approximately 6.14 in (156 mm). Typical patterns of precipitation are winter rains and summer thunderstorms and these tend to be short-lived and of high intensity. The site is dominated by Soledad Mountain and surface drainage patterns in the area are largely influenced by local topography. This varies from steep, rugged hillsides at the upper elevations to a gently sloping desert floor around the toe of Soledad Mountain. Runoff on the northern side of Soledad Mountain is via a series of gullies or channels, which direct surface flows to the north, northeast and northwest and eventually to the east to the Gloster and Chaffee Hydrologic Areas of the Antelope Hydrologic Unit.

There are no springs or intermittent streams in the immediate area. The closest intermittent stream is approximately 3 miles (5 km) to the west. Evaporation rates are high. Groundwater is typically found at depths of 180ft to 200ft (55 m to 60 m) in the area north of the Project.

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

The order approving the WDRs was a critical authorization for the construction and operation of, and establishes the discharge and monitoring standards for the heap leach pads, waste rock stockpiles and other activities that have the potential to affect surface and ground waters.

A Stage I, Surface Water, Sediment and Erosion Control Plan was prepared for the construction and early mining phases of the Project. Storm Water discharges will be regulated by the Regional Board under the State’s NPDES General Construction Storm Water Permit during the initial construction phase of the Project and under the NPDES General Industrial Storm Water Permit during mine operations. Our independent consulting engineer, a Qualified SWPPP Developer in California, therefore prepared the designs and the Company filed Permit Registration Documents electronically through the Storm Water Multiple Application and Report Tracking System (SMARTS). The Documents included a Notice of Intent, Storm Water Pollution Prevention Plan (SWPPP), Risk Assessment, a Site Map and a signed certification statement by the Legally Responsible Person. The Company also paid the first annual fee. Note that the SWPPP alone is a 200-page document. Note further that the Documents filed through SMARTS meet applicable NPDES Storm Water Program requirements of the Kern County Engineering, Surveying & Permit Services Department. The Notice of Intent is now active.

The Company and GQM LLC has submitted quarterly and annual reports in compliance with the WDRs.

Groundwater monitoring consists of sampling groundwater in four wells once per quarter. The historical sampling method for these wells involved conventional large-volume purging with high-capacity pumps. An alternative sampling methods comparison was conducted on one well in 2011 and 2012. Based upon this evaluation an independent consulting engineering firm based in Denver recommended installing dedicated low-flow bladder pumps in four wells and this was approved by the Regional Board in May 2012. The low-flow bladder pumps and associated tubing were installed during the week of August 13, 2012. The Water Quality Monitoring and Data Management Procedures Manual was updated to reflect the changes.

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
  GQM LLC is committed to neutralizing, rinsing and then selling the leached residues.
  The size and complexity of the crushing and screening plant has been significantly reduced with fewer structures that have to be dismantled and fewer concrete footings that have to be broken up or buried.

The following two items will require future consideration:

  The workshop, warehouse building, wash slab, security and bulk fuel storage tanks, septic tank, leach field and the parking lot will find an approved, alternative industrial use and may not be dismantled. The sites where these facilities are constructed may not have to be reclaimed.
  Two (or three) groundwater production wells may remain for future industrial or municipal use. The water supply infrastructure may be turned over to the Mojave Public Utility District to become part of the permanent facilities in the area.

Reclamation will proceed concurrently where feasible, but is nonetheless expected to require two years following ending of mining and all aggregate operations, and a further three years of post-closure monitoring. Monitoring will continue until the reclamation success criteria are met.

Revegetation

Sites have been revegetated successfully elsewhere in the California deserts, for example at the Castle Mountain Mine in San Bernardino County, and it is expected that revegetation can be completed successfully for the Project as per the detailed revegetation plan that has been prepared by independent consulting engineers.

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

Financial Assurances

GQM LLC is required to provide the following financial assurances for the Project:

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

GQM LLC has provided reclamation financial assurance in the form of a Letter of Credit backed by a Certificate of Deposit with Union Bank, N.A. to the Bureau of Land Management, the State and Kern County totaling $553,329 (2013 - $478,742; 2012 - $339,079).

The estimate for reclamation financial assurance is $624,142 for 2015 and this estimate has been submitted to the Engineering, Surveying & Permit Services Department for review and approval.

Cleanup on Site

The Company has done extensive cleanup on site since 2006 at a cost of approximately $550,000 and GQM LLC is continuing the cleanup effort. This was a significant cost for the Company and demonstrates that the Company and GQM LLC are committed to environmental stewardship and good housekeeping in its operations.

Environmental, Safety and Health Policy

GQM LLC has an Environmental, Safety and Health Policy and a management system to implement the Policy.

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

Item 3. Legal Proceedings.

To the best of our knowledge, there are no legal actions pending, threatened or contemplated against the Company or GQM LLC, other than what is noted below.

The Center for Biodiversity Petition to List the Mojave Shoulderband Snail as an Endangered Species

The Center for Biological Diversity filed an Emergency Petition (the “Petition”) with the United States Fish and Wildlife Service (“USFWS”) to list the Mojave Shoulderband snail as threatened or endangered under the Endangered Species Act on January 31, 2014.

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

Other Legal Matters

During the second quarter of 2014, the Company filed a complaint with the National Labor Relations Board (the “NLRB”) against the Building and Construction Trades Council of Kern, Inyo, and Mono Counties (the “Union”). The complaint was in response to action taken by the Union related to a 1997 project labor agreement (the “PLA”) that the Company believes is not applicable to the current Project and, in any event, unenforceable under federal labor law.

The NLRB informed the Company that the NLRB’s General Counsel had found in favor of the Company in the above matter in early October 2014. The NLRB next informed the Company that the Union had decided not to sign the Settlement Agreement offered by the NLRB. The NLRB has issued a Complaint against the Union with the NLRB in the role of prosecutor. In this case the NLRB, Region 31, will be acting as a representative of the NLRB General Counsel and will be prosecuting this unfair labor practice charge against the Union.

A Field Attorney for the NLRB reported that he had his first substantive conversation with legal counsel for Building Trades Council on December 4, 2014. The Field Attorney explored the possibility of a settlement whereby the Building Trades Council would agree not to enforce the 1997 PLA. Legal counsel for the Building Trades Council indicated that they were not interested in a settlement because the Unions believed that the PLA was lawful and enforceable.

The Field Attorney then asked the Company’s legal counsel about the possibility of a "non-Board" settlement, i.e., a settlement between the Company and the Building Trades Council. Our legal counsel’s response was that we had made several attempts to settle this issue and a likelihood of a settlement at this point was low.

A hearing with the NLRB originally scheduled for February 2, 2015 has now been set for April 6, 2015.

Item 4. Mine Safety Disclosures.

GQM LLC is the operator of the Project, which is located in Mojave in Kern County, California. The Company and GQM LLC have no mine safety violations to report.

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

Year ended December 31		High	Low
2014	Fourth Quarter	$1.59	$0.92
	Third Quarter	$1.72	$1.15
	Second Quarter	$1.98	$1.19
	First Quarter	$1.99	$0.80
2013	Fourth Quarter	$1.20	$0.62
	Third Quarter	$1.99	$0.91
	Second Quarter	$2.04	$0.75
	First Quarter	$2.41	$1.44

Exchange Rates

The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in Canadian dollars. Such rates are the number of Canadian dollars per one (1) U.S. dollar quoted by the Bank of Canada. The high and low exchange rates for each month during the previous six months were as follows:

	High	Low
February 2015	$1.2641	$1.2374
January 2015	$1.2711	$1.1749
December 2014	$1.1656	$1.1328
November 2014	$1.1440	$1.1236
October 2014	$1.1306	$1.1104
September 2014	$1.1200	$1.0874

Exchange rate information (from U.S.$ to Canadian $), based on the closing rates, as at each of the years ended December 31, 2013 and 2014 is set out in the table below:

	Year Ended December 31
	2013	2014
Rate at end of Period	$1.0636	$1.1601
Low	$0.9838	$1.0639
High	$1.0704	$1.1656

As of March 16, 2015, there were 225 registered holders of record of the Company’s common shares and an undetermined number of beneficial holders.

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

Year ended December 31		High	Low
2014	Fourth Quarter	$1.42	$0.79
	Third Quarter	$1.61	$1.03
	Second Quarter	$1.79	$1.07
	First Quarter	$1.81	$0.75
2013	Fourth Quarter	$1.17	$0.59
	Third Quarter	$1.90	$0.87
	Second Quarter	$2.00	$0.74
	First Quarter	$2.43	$1.42

Dividends

The Company has not declared dividends on its common shares since inception.

Securities Authorized for Issuance Under Compensation Plans

The following table sets forth information as at December 31, 2014 respecting the compensation plans under which shares of the Company’s common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	750,000	$1.29	6,450,000
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	750,000	--	6,450,000

Performance Graph

The performance graph below shows the Company’s cumulative total return based on an initial investment of $100 in GQM common stock, as compared with the S&P/TSX Global Gold Index. The chart shows performance marks as of the last trading day during each of the last five years ended December 31.

	December	December	December	December	December
	31, 2010	31, 2011	31, 2012	31, 2013	31, 2014
Company	100	101	80	30	37
S&P/TSX Global Gold Index	100	86	72	37	35
(TITTGD)

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor an affiliated purchaser of the Company purchased common shares of the Company in the year ended December 31, 2014.

Item 6. Selected Financial Data.

The following table summarizes certain selected consolidated financial data of the Company and should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation and the consolidated financial statements and notes thereto (for the applicable period) appearing elsewhere in this report.

Results for the five most recent years are set out in the table below.

Results for the year ended on:	Dec. 31, 2014	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2010
Item	$	$	$	$	$
Revenues	-	-	-	-	-
Net income (loss) and comprehensive income (loss)	(8,469,204)*	1,978,014	(1,270,988)	(3,230,641)	(9,983,926)
Basic income (loss) per share	(0.09)	0.02	(0.01)	(0.03)	(0.11)
Diluted income (loss) per share	(0.09)	(0.01)	(0.01)	(0.03)	(0.11)
Cash and cash equivalents	91,407,644	5,030,522	4,031,403	7,922,255	6,967,465

Total assets	129,615,450	15,791,743	6,567,069	8,692,866	7,655,343
Total long term liabilities	1,314,435	8,028,857	3,998,009	4,779,714	10,583,313
Redeemable portion of NCI	22,833,645	-	-	-	-
Stockholders' equity (deficiency), attributable to common shareholders	44,654,709	6,240,932	2,413,780	3,631,916	(3,327,592)
Non-controlling interest	34,250,468	-	-	-	-

* - Net income (loss) for the period attributable to the Company.
For more information of the assets and liabilities specific to GQM LLC, the variable interest entity, see Note 8 (vi) of the consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of the operating results and financial condition of the Company should be read in conjunction with the audited, consolidated financial statements of the Company for the year ended December 31, 2014 and the notes thereto (the “Consolidated Financial Statements”). Additionally, please note that the operating results and financial conditions described below include the amounts attributable to the non-controlling interest.

The information in this Management Discussion and Analysis of Financial Condition and Results of Operation is prepared in accordance with U.S. generally accepted accounting principles and all amounts herein are in U.S. dollars unless otherwise noted.

Results of Operation

The following are the results of operation for the year ended December 31, 2014.

The Company had no revenue from operations.

The Company incurred general and administrative expenses of $4,984,750 during the year ended December 31, 2014 (2013 - $2,532,279; 2012 - $466,996). General and administrative costs were significantly higher when compared with 2013.

The following significant general and administrative expenses were incurred during the year with a comparison to expenses in 2013 and 2012:

  $570,078 (2013 - $274,935; 2012 - $182,153) for accounting, taxation and auditing fees during the year. The current year increase is the result of higher costs associated with the 2013 year-end audit and the 2014 quarterly reviews completed by the Company’s auditors as well as an increase in the Company’s overall accounting and Sarbanes Oxley (“SOX”) costs. With the increase in overall corporate activity, changes and improvements to our control environment and processes and a move towards production, the amount of work required to complete the financial statement audit and the internal control over financial reporting audit increased as compared to the prior period. Finally, there were significant accounting fees related to the Joint Venture Transaction due to the complexity of the agreement, including the hiring of an independent accounting firm to assist with complex accounting matters (refer to Project Financing - Joint Venture Transaction above).

  $1,278,374 (2013 - $421,616; 2012 - $234,914) in legal fees. The increase is the result of the work required for financing activities, a general increase in overall corporate activity and other corporate matters such as the Company’s response to the Petition (refer to The Center for Biodiversity Petition to List the Mojave Shoulderband Snail as an Endangered Species above). In addition, there were significant legal fees related to the Joint Venture Transaction that were incurred mostly in the third quarter of 2014 (refer to Project Financing - Joint Venture Transaction above).

  $1,148,626 (2013 - $202,848; 2012 - $Nil) for corporate salary. The increase is due in part to the ten full- time staff and executives at the Vancouver and Mojave offices employed by GQM LLC as of December 31, 2014. Most of the staff was hired in 2014. Bonuses were also paid to one of the executives as well as the Mojave employees. These bonuses were not issued in prior periods. In addition, one-time fees were paid to the independent directors for their involvement in the special committee formed to evaluate the joint venture transaction and their work on the Company’s technical committee.

  $743,216 (2013 - $285,177; 2012 - $Nil) for corporate expenses. The increase is due to the costs associated with the Company’s financing activities and a general increase in overall corporate activity. Additional fees had to be paid in connection with the Joint Venture Transaction (refer to Project Financing - Joint Venture Transaction above). The Company opened an administrative office in Mojave in July 2013 and has been hiring new employees, hence increasing overall corporate expenses at the project level as well as costs related to recruiting and relocating new hires.

  $425,743 (2013 - $205,318; 2012 - $59,359) for office expense. The Company opened an office in Mojave, California, in July 2013 and has since incurred expenditures that were not previously. The significant increase in the office expenses as compared to 2013 is directly related to the increased activity at the Mojave office including items such as office supplies, computers and software, utilities, telephone, internet, vehicle expense and advertising.

  $233,672 (2013 - $475,263; 2012 - $Nil) for stock based compensation. The Company granted 800,000 stock options in 2013 as compared with no stock options granted in 2012. In 2014, 100,000 unvested stock options were forfeited resulting in a reversal of $46,245 of stock-based compensation expense that was previously recognized in the first nine months of 2014. There were no stock options granted in 2014.

  $195,440 (2013 - $69,617; 2012 - $33,775) for public relations and promotion. The increase is due to the increase in overall corporate activity, including participation in industry shows, the Company’s financing efforts and the costs associated with the shareholder vote on the joint venture agreement.

  $128,402 (2013 - $Nil; 2012 - $Nil) for repairs and maintenance. The repairs and maintenance expenses are related to work done on the Company-owned houses located in Mojave, as well as work done on the Mojave office. There were no repairs and maintenance items that should have been capitalized.

The Company incurred exploration expenditures of $Nil during the year-ended December 31, 2014 (2013 - $Nil; 2012 - $1,567,894). The Company was developing the Project in preparation for production during the fiscal 2014 year and as such had no exploration expenditures in 2014. The Company has been capitalizing all cost directly related to the Project since it moved out of the exploration stage in the third quarter of 2012.

The Company recorded a change in fair value of a derivative liability including foreign exchange of $1,004,217 (2013 - $5,385,660; 2012 - $1,030,431). The derivative liability for the fiscal year 2014 is the result of the convertible debenture having a conversion price denominated in Canadian dollars as well as the fact that the final conversion price is not fixed, whereas at September 30, 2013, the derivative liability was the result of both the convertible debenture (for the reasons stated above) and the stock options having exercise prices in Canadian Dollars, which is not the Company’s functional currency. In both cases, the conversion/exercise prices were denominated in a currency that was not the functional currency of the Company, U.S. dollars. This item is a non-cash item and was recorded in accordance with accounting pronouncement ASC 850-40-15. Refer to Notes 8 Convertible Debenture and 10 Derivative Liability - Options and Warrants of the Consolidated Financial Statements for a detailed analysis of the changes in fair value of the derivative liability.

GQM LLC incurred transaction fees for $2,275,000 (2013 – $Nil; 2012 - $Nil) during the third quarter of 2014. The transaction fees were paid to Leucadia and Auvergne when the Joint Venture Transaction closed on September 15. The Company incurred commitment fees of $2,250,000 (2013 – $Nil; 2012 - $Nil) and these commitment fees were also paid to Leucadia and Auvergne when the Joint Venture Transaction closed on September 15. The commitment fees were paid as a result of the standby purchase agreement (refer to Project Financing - Joint Venture Transaction above).

Interest income of $126,884 (2013 - $15,181; 2012 - $51,174) was significantly higher than in 2013 and in 2012 due to the fact that the Company’s cash balance was significantly higher. The majority of the interest income came in the fourth quarter as GQM LLC earned interest on a significant portion of the funds received through the Joint Venture Agreement. As the Company continues to move towards production, the funds will continue to decrease in 2015 and as a result the interest income is expected to be lower in 2015.

The Company recorded interest expense of $1,493,034 (2013 - $888,026; 2012 - $Nil). The total interest expense for the year was $3,905,049 (2013 - $888,026; 2012 - $Nil) of which $2,412,015 (2013 - $Nil; 2012 - $Nil) was capitalized to mineral property interests. The total interest expense breaks down as follows:

1.	Convertible debenture interest of $181,479 (2013 - $76,699; 2012 - $Nil);
2.	Amortization of the discounted convertible debentures, which is a non-cash item - $2,510,611 (2013 - $811,327; 2012 - $Nil);
3.	January 2014 loan interest - $500,000 (2013 - $Nil; 2012 - $Nil);
4.	January 2014 loan extension fee - $500,000 (2013 - $Nil; 2012 - $Nil);
5.	Gauss advance interest - $209,607 (2013 - $Nil; 2012 - $Nil); and
6.	Komatsu financing loan interest - $3,353 (2013 - $Nil; 2012 - $Nil).

The Company recorded net and comprehensive loss of $8,469,204 (or $0.09 per share) during the year as compared to a net and comprehensive income of $1,978,014 (or $0.02 per share) during 2013 and a net and comprehensive loss of $1,270,988 (or $0.01 per share) during 2012. The Company incurred higher general and administrative costs in 2014 due to increased activity both on site and at the corporate level. The Company also incurred significant onetime fees associated with the Joint Venture Transaction, including a commitment fee of $2,250,000 (2013 - $Nil; 2012 - $Nil) and a Joint Venture transaction fee of $2,275,000 (2013 - $Nil; 2012 - $Nil) paid during 2014. In addition, the Company incurred higher interest costs due to larger amounts of borrowing in 2014 as explained in Liquidity and Capital Resources section below. Finally, the Company’s gain on the change in fair value of the derivative liability was much lower in 2014 compared to 2013, and similar to 2012, as the Company’s stock price rose to C$1.03, as at December 31, 2014, compared with C$0.83 in 2013 (2012 - C$2.26), which increased the derivative liability but was more than offset by the decrease in the value of the Canadian dollar, C$1.16 at December 31, 2014 (2013 - C$1.06) as compared with U.S. dollar.

Summary of Quarterly Results

Results for the eight most recent quarters are set out in the table below:

Results for the quarter ended on:	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014
Item	$	$	$	$
Revenue	Nil	Nil	Nil	Nil
Net income (loss) for the quarter	1,543,120*	(1,811,843)*	(705,843)	(7,494,638)
Basic net income (loss) per share	0.02	(0.02)	(0.01)	(0.08)
Diluted net income (loss) per share	0.00	(0.02)	(0.01)	(0.08)

Results for the quarter ended on:	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013
Item	$	$	$	$
Revenue	Nil	Nil	Nil	Nil
Net income (loss) for the quarter	1,221,564	(637,744)	1,226,780	167,304
Basic net income (loss) per share	0.02	(0.01)	0.01	0.00
Diluted net income (loss) per share	(0.01)	(0.01)	(0.00)	(0.00)

* - Net income (loss) for the period attributable to the Company.

For the quarters above, the main reason for the significant fluctuations in the net income (loss) has been the result of the fluctuations in the Company’s derivative liabilities. For fiscal 2014, the Company experienced a significant loss related to its derivative liabilities in the amount of $5,747,376 (2013 – Gain of $611,949) in the first quarter whereas the second, third and fourth quarters of 2014 resulted in gains of $1,634,681 (2013 – Gain of $1,672,861), $2,861,314 (2013 – Gain of $475,862) and $2,255,598 (2013 – Gain of $2,624,988), respectively. The Company’s derivative liabilities are a function of the Company’s stock price. As the stock price rises, the derivative liabilities increase resulting in the Company recognizing losses and when the stock price decreases, the Company recognizes gains. In addition to the derivative liabilities, the Company also incurred a commitment fee of $2,250,000 (2013 - $Nil) and a joint venture transaction fee of $2,750,000 (2013 - $Nil) in the third quarter of fiscal 2014 that were meaningful contributing factors to the significant loss recognized in that quarter. Both fees were one-time fees not previously incurred in prior quarters or to be incurred in future quarters.

In general, the results of operations can vary from quarter to quarter depending upon the nature, timing and cost of activities undertaken during the quarter, whether or not the Company incurs gains or losses on foreign exchange or grants stock options, and the movements in its derivative liability.

Reclamation Financial Assurance and Asset Retirement Obligation

The Company has provided reclamation financial assurance to the Bureau of Land Management, the State and Kern County totaling $553,329 (2013 - $478,742). This deposit earns interest at 0.1% per annum and is not available for working capital purposes. The increase in the deposit was to ensure the amount of the reclamation assurance covers the asset retirement obligation from the previous year.

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and clean-up its property based on its activities to date. As the Company is moving towards production and capitalizing its development costs, $71,892 (2013 - $76,312) was capitalized as the asset portion of the retirement obligation for the year ended December 31, 2014. The total asset retirement obligation as of December 31, 2014 is $624,142 (2013 - $552,250). Prior to 2013, the asset retirement obligation was expensed.

Property Rent Payments

The total property rent payments for the year ended December 31, 2014 were $183,950 of which $24,480 was related to common shares issued (2013 - $161,190 of which $22,568 related to common shares issued; 2012 - $204,792) and the Company expects GQM LLC to pay approximately $150,000 in 2015. Beginning in July of 2012, the Company moved from the exploration stage to the development stage and as a result, began capitalizing the costs related to the rental payments which are required in order to move ahead with the Project. As of December 31, 2014, $486,766 paid in property rental payments was capitalized to mineral properties.

Mine Development Commitments and Contractual Obligations

GQM LLC has entered into contracts for construction totaling approximately $36.9 million as of December 31, 2014, of which $5.8 million had been paid as of December 31, 2014. The major commitments relate to the construction of the heap leach pad for $8.3 million, the construction of the conveying & stacking system for $8.2 million and work related to the Merrill-Crowe plant equipment for $7.1 million. The commitments are expected to be paid out in 2015.

In addition, GQM LLC committed, as of December 31, 2014, to $16.2 million of Komatsu mobile mining equipment with Road Machinery LLC. The final terms of the mobile equipment financing were not known as of December 31, 2014. As of December 31, 2014, GQM LLC received the water truck and a motor grader, valued at approximately $1.1 million (see note 5 of the audited consolidated annual financial statements for more details).

GQM LLC made approximately $23.4 million in additional construction commitments subsequent to December 31, 2014, including $18.1 million for the crushing-screening plant construction.

GQM LLC’s contractual obligations as of December 31, 2014 are shown in the table below:

	Payments Due
Contractual Obligations*	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$913,132	$222,839	$463,948	$226,345	-
Capital lease obligations	-	-	-	-	-
Operating lease obligations	-	-	-	-	-
Purchase obligations (see above)	$31,053,168	$31,053,168	-	-	-
Asset retirement obligations	$624,142	-	-	-	$624,142
Other long-term liabilities	-	-	-	-	-
Total	$32,590,442	$31,276,007	$463,948	$226,345	$624,142

* Obligations shown in table above are for GQM LLC. The Company’s obligations as at December 31, 2014 also include a C$10 million convertible debenture, the December 2014 $12.5 million loan and the remaining $2.5 million due on the January 2014 loan. These obligations are due within 1 year. Please refer to the Transactions with Related Parties section for complete details.

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

During the quarter ended June 30, 2013, the Company granted 300,000 options to an officer of the Company, on June 3, 2013. The options are exercisable at a price of $1.16 for a period of five years from the date of grant and vest over a period of 18 months with 100,000 vesting in 6, 12 and 18 months respectively. During the fourth quarter of 2014, the officer resigned and as a result, 100,000 unvested stock options were forfeited. The remaining 200,000 remain outstanding with an accelerated expiration date of November 11, 2015. The Company also granted 50,000 stock options to a consultant of the Company on June 3, 2013. The options are exercisable at a price of $1.16 for a period of five years from the date of grant and vest immediately.

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

A total of 750,000 (2013 – 1,380,000) common shares were issuable pursuant to such stock options as at December 31, 2014.

Transactions with Related Parties

Consulting Fees

For the year ended December 31, 2014, the Company paid $163,465 (2013 - $192,431; 2012 - $138,885) to Mr. H. L. Klingmann for services as President of the Company of which $Nil (2013 - $47,967; 2012 - $26,977 ) is payable as at December 31, 2014; paid $Nil (2013 - $17,622; 2012 - $26,977 to Mr. Chester Shynkaryk, a former director, for his consulting services to the Company; paid $Nil (2013 - $21,987; 2012 - $29,930), to Mr. Ross McDonald for his services as the former CFO of the Company; paid $Nil (2013 - $11,759; 2012 - $Nil) to a company controlled by one of the directors for consulting services during the year.

During the year ended December 31, 2014, the Company paid a total of $150,199 (2013 - $35,484; 2012 – $10,068) to four directors. This includes $60,000 in fees paid to the three independent directors as compensation for their position on a special committee formed to assist with the JV transaction and $20,000 paid to two independent directors for their position on the Company’s technical committee. A total of $70,199 for regular director fees was paid to the three independent directors and Thomas M. Clay.

The Company amended a consulting services agreement originally entered into in 2004 with Mr. H.L. Klingmann, the President of the Company, in May of 2010. Under the original agreement, upon receipt by the Company of a feasibility study and a production decision made by the Company, a bonus of 150,000 common shares would be issued and upon commencement of commercial production on the Property, a bonus of 150,000 common shares would be issued. Pursuant to the amended agreement, an alternative 300,000 bonus shares would be issuable upon a change of control transaction or upon a sale of all or substantially all of the Company’s assets, having a value at or above C$1.00 per share of the Company, with a further 300,000 bonus shares being issuable in the event the change of control transaction or asset sale occurred at a value at or above C$1.50 per share. As at December 31, 2014, the milestones had not been reached and no commitment to issue the common shares has been recorded in connection with these arrangements.

Convertible Debentures

On July 26, 2013, the Company entered into agreements to issue convertible debentures for aggregate proceeds of C$10,000,000 ($9,710,603). The convertible notes are unsecured and bear interest at 2% per annum, calculated on the outstanding principal balance, payable annually. The principal amounts of the notes are convertible into shares of the Company at a price of C$1.03 per share for a period of two years. If the notes are not converted by the holder prior to the maturity date, then the Company may convert them at the lower of C$1.03 or the market price as at the maturity date. The market price on the maturity date will be determined based on the volume-weighted average price of the shares traded on the Toronto Stock Exchange for the five trading days preceding the maturity date. A total of C$7,500,000 of the offering was subscribed for by an investment vehicle managed by Thomas M. Clay, a Director and insider of the Company. The Company agreed to pay the legal fees incurred by the lenders relating to this instrument which amounted to $10,049. In July 2014, Mr. Clay transferred a portion of his convertible debenture such that C$5,767,602 is now held by the investment vehicle managed by Mr. Clay and C$1,732,398 is held by Landon Clay.

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

On inception of the debentures, the fair value of the derivative liability related to the conversion feature was $5,741,520 and as at December 31, 2014, was $1,829,770 (December 31, 2013 - $2,833,987). The derivative liability was calculated using an acceptable option pricing valuation model with the following assumptions:

	2014	2013
Risk-free interest rate	1.00% - 1.09%	1.13% - 1.15%
Expected life of derivative liability	0.57 - 1.32 years	1.57 - 2 years
Expected volatility	73.03 - 98.21%	73.43% - 89.52%
Dividend rate	0.00%	0.00%

The changes in the derivative liability related to the conversion feature are as follows:

	December 31, 2014	December 31, 2013

Balance, beginning of the year	$2,833,987	$-
Fair value at inception	-	5,741,520
Change in fair value of derivative liability including foreign exchange	(1,004,217)	(2,907,533)
Balance, end of the year	$1,829,770	$2,833,987

With the conversion feature initially being valued at $5,741,520, the resulting residual value allocated to the host debentures was $3,975,480, being the difference between the face value of the convertible debentures and the fair value of the conversion feature derivative liability.

The change in the convertible debentures is as follows:

	December 31, 2014	December 31, 2013
Balance, beginning of the year	$4,642,620	$-
Discounted convertible debentures	-	3,975,480
Amortization of discount	2,510,611	811,327
Foreign exchange	(503,264)	(144,187)
Balance, end of the year	$6,649,967	$4,642,620

During the year ended December 31, 2014, in addition to the amortization of the discount on the convertible debenture shown in the above table, the Company incurred interest expense of $181,479 (2013 - $76,699) based on the 2% per annum stated interest rate for a total interest expense of $2,692,090 for the year ended December 31, 2014 (2013- $888,026). Interest payable relating to the convertible debenture as at December 31, 2014 was $70,721 (2013 - $76,699).

Notes Payable

On January 1, 2014, the Company entered into an agreement to secure a $10,000,000 loan (the “January Loan”). The January Loan was provided by members of the Clay family, who are shareholders of the Company, including $7,500,000 provided by an investment vehicle managed by Thomas M. Clay, a Director and insider of the Company. The January Loan had a twelve-month term and an annual interest rate of 5%, payable on the maturity date.

The January Loan was repaid on a date that is less than 183 days before the maturity date. As a result, the Company paid the Lenders an additional charge in the amount that is equivalent to 5% of the principal amount, plus interest on the principal amount at the rate of 5% per annum accrued to the date the January Loan is repaid. The Company repaid $7,500,000 loan plus the $375,000 accrued interest and $375,000 additional charge on December 31, 2014. The remaining balance of the January Loan, $2,500,000, the accrued interest of $125,000 and the additional charge of $125,000, were paid on January 5, 2015. In total, the Company incurred $500,000 interest expense and $500,000 in additional charge during the year.

On December 31, 2014 the Company also entered into a new loan (the “December Loan”) with the same parties for an amount of $12,500,000. Then December Loan is due on demand on July 1, 2015 and bears an annual interest rate of 10% payable at the end of each quarter. The loan is guaranteed by GQM Holdings, and secured by a pledge of the Company's interests in GQM Canada, GQM Canada’s interest in GQM Holdings and GQM Holdings' 50% interest in GQM LLC. The Company also incurred a closing fee to secure the December Loan in the amount of $1,000,000, of which, $750,000 was paid on December 31, 2014 and the remaining $250,000 was paid on January 5, 2015. The Company agreed to pay the legal fees incurred by the lenders relating to this instrument which amounted to $90,916. The total legal fees paid for the transaction were $118,695. The Company has presented these transaction costs as a contra liability as substantially all of these costs were paid to the lenders.

December 31, 2014
Balance, beginning of the year	$-
Proceeds from loans	22,500,000
Repayment of loans	(7,500,000)
Capitalized closing fee and legal fees	(1,118,695)
Balance, end of the year	$13,881,305

Advance

In July 2014, GQM Inc. (the predecessor of GQM LLC) entered into an agreement for a $10,000,000 short-term loan (the “Advance”) with Leucadia and Auvergne (together the “Lenders”), with the Company as guarantor. Leucadia provided $6,500,000 and Auvergne provided $3,500,000 of the Advance respectively. The Advance had an interest rate of 10.0% per annum, compounded monthly. Auvergne is an investment vehicle managed by Thomas M. Clay, a Director and insider of the Company. On closing of the joint venture transaction on September 15, 2014, GQM LLC applied part of the investment of $110,000,000 to repayment of principal and accrued interest on the Advance. GQM LLC paid $209,607 in interest payment, including $73,362 paid to Auvergne on the July 2014 Advance, of which $45,264 was capitalized to mineral property interests.

Joint Venture Transaction

The Company closed the Joint Venture Transaction with Leucadia and Auvergne on September 15 (see Project Financing - Joint Venture Transaction above and Note 8(vi) of the audited consolidated annual financial statements for more details). Auvergne is managed by Thomas M. Clay, a Director and insider of the Company.

Pursuant to the transaction, GQM LLC paid transaction fees to Leucadia and Auvergne of $2,000,000 and $275,000, respectively. The Company paid commitment fees to Leucadia and Auvergne of $1,518,750 and $731,250, respectively.

There were no other transactions with related parties during the year ended December 31, 2014.

Fair Value of Financial Instruments

All financial assets and financial liabilities are recorded at fair value on initial recognition.

The three levels of the fair value hierarchy are as follows:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2

Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; See Notes 8 and 10 of the audited consolidated annual financial statements – Convertible Debentures and Derivative Liability- Options and Warrants for derivatives fair valued on a recurring basis.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2014 the Company had embedded derivatives liabilities in connection with the Convertible Debenture and as of December 31, 2013, the Company had embedded derivatives liabilities in connection with the Convertible Debenture and Options and Warrants prior to modification of the exercise price currency.

Refer also to the note on fair value of derivative liability under Results of Operations above.

Private Placement

The Company completed a private placement of Convertible Debentures in July 2013 (refer to Convertible Debentures above). Other than the foregoing, there were no private placements completed during the 2014, 2013, or 2012 fiscal years.

Liquidity and Capital Resources

The Company and GQM Holdings (100%-owned by the Company) held $8,125,242 in cash on December 31, 2014 as compared to $5,030,522 on December 31, 2013. The slight increase in cash is due to proceeds from the $10 million January Loan, the $12.5 million December Loan and the $5 million early distribution from GQM LLC (see Cash from Financing Activities below) mostly offset by corporate and project-related expenditures, payment of the commitment fees to Leucadia and Auvergne and repayment of $7.5 million of the January Loan (see Transactions with Related Parties above). It is expected that the cash held by the Company will fund the Company’s corporate expenses until production start in late 2015 or early 2016. The only near term commitment of the Company, other than the remaining $2.5 million repayment of the January Loan and $175,720 in accounts payable as of December 31, 2014, is the $12.5 million December 2014 Loan, which will mature in July 2015. The Company also has outstanding convertible debentures in the principal amount of C$10 million maturing and payable in July 2015, unless otherwise converted. The Company holds the right to decide whether to convert or pay back the debenture. It is not known at this time if the Company will decide the convert or to pay back the debentures.

The Company’s 50%-owned subsidiary, GQM LLC, held $83,282,403 in cash as of December 31, 2014. The cash will be used to fund capital expenditures required to take the Project to production. GQM LLC has entered into contracts for construction totaling approximately $36.9 million as of December 31, 2014, of which $5.8 million had been paid as of December 31, 2014. The major commitments relate to the construction of the heap leach pad for $8.3 million, the construction of the conveying & stacking system for $8.2 million and work related to the Merrill-Crowe plant equipment for $7.1 million. The commitments are expected to be paid out in 2015 with the cash on hand. The capital expenditures are expected to significantly increase in the first quarter of 2015 as the Company starts full construction. The trend will continue until the Company reaches the commissioning phase in late 2015. It is expected that the current cash on hand will fund capital expenditures until the third quarter of 2015. The remaining capital expenditures, estimated to be between $30 million and $40 million will be shared by the joint venture partners. The portion related to mobile mining equipment will be financed through loans with Komatsu. The Company is evaluating various financing options to fund its attributable remaining capital expenditures, including debt and equity.

Cash used in Operating Activities:

Cash used to fund operating activities, including general and administrative expenses such as legal fees, accounting, taxation and auditing fees, corporate expenses, office expenses and corporate salary was $11,153,251. This also included the Joint Venture transaction fee of $2,275,000 and the commitment fee of $2,250,000 that were paid as part of the Joint Venture Transaction. The increase in cash used in operating activities is the result of a significant increase in overall corporate activity. With the Company preparing the Project for production, the corporate expenses, office expenses and corporate salaries significantly increased. In addition, there were significant legal fees, corporate expenses and accounting fees related to the Joint Venture Transaction that were incurred mostly in the third quarter of 2014 (refer to Project Financing - Joint Venture Transaction above).

In July 2012, the Company received notice that it had met all the remaining major conditions of the conditional use permits for development of the Project. As a result, Management made the decision to begin capitalizing all development expenditures directly related to the Project (see Cash used in Investing Activities below for further details on 2013 project expenditures). Prior to July 2012, all Project-related expenditures were written off due to uncertainties around obtaining the necessary permits. In 2012 cash was used mainly for the ongoing development of the Project. Major expenditures included consulting engineering fees, costs incurred for ongoing sampling and analysis of groundwater, legal fees and consulting fees incurred to prepare a NI 43-101 Technical Report.

These expenditures are now being treated as investing activities since 2013 as the Company is preparing the Project for production.

Cash from Financing Activities:

On January 1, 2014, the Company entered into the $10,000,000 January Loan. The January Loan had a twelvemonth term and an annual interest rate of 5%, payable on the maturity date. The Company repaid $7,500,000 of the loan on December 31, 2014. The remaining balance of the loan, $2,500,000 was repaid on January 5, 2015 (see Transactions with Related Parties above).

In July 2014, GQM Inc. (the predecessor of GQM LLC) entered into the $10,000,000 Advance with Leucadia and Auvergne, with the Company as guarantor. The Advance had an interest rate of 10% per annum, compounded monthly. The Advance and accrued interests were paid in full on September 15, 2014 with the proceeds from the JV transaction (see Transactions with Related Parties above).

The Company formed a joint venture with Gauss in September 2014 (refer to Project Financing - Joint Venture Transaction above). Gauss acquired 50% of GQM LLC in exchange for a $110,000,000 investment. On closing of the Joint Venture Transaction, GQM LLC applied part of the investment of $110,000,000 to repayment of principal and accrued interest on the $10,000,000 July 2014 Advance provided by Leucadia and Auvergne (see Transactions with Related Parties above). GQM LLC also made a $5,000,000 early distribution to each Gauss and GQ Holdco, for a total early distribution of $10,000,000.

On December 31, 2014 the Company also entered into the December Loan for an amount of $12,500,000. The December Loan is due on demand on July 1, 2015 and bears an annual interest rate of 10% payable at the end of each quarter (see Transactions with Related Parties above).

During the 2014 fiscal year, options were exercised by former directors as follows:

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

The Company issued two convertible debentures for net proceeds of C$10,000,000 ($9,710,603) on July 26, 2013. See Note 8 of the Consolidated Financial Statements for more details. The proceeds of the convertible debentures will be used exclusively to advance the Project, including construction of infrastructure-related items that is now underway.

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

Cash used in investing activities totaled $21,712,353 during the 2014 fiscal year (2013 - $7,257,659).

The development costs incurred/capitalized, by the Company totalled $27,146,756 (2013 - $8,043,873), which was an increase of $19,102,883 as compared to 2013. See Note 9 –Supplementary Disclosures of Cash Flow Information in the Consolidated Financial Statements for non-cash adjustments to mineral property interest investing activities. There was a significant increase of activity on site in 2014 due to the initiation of the Project construction. The following is a breakdown of significant development costs in 2014 as compared with 2013:

  $1,391,770 (2013 - $1,392,081) in mineral property additions. The significant expenditures on the acquisition of mineral properties in 2014 were the result of the acquisition of a substantial number of property interests nearby the Project.

  $2,766,506 (2013 - $1,432,723) in engineering and consulting costs. Costs were significantly higher in 2014 as substantial detailed engineering work was required once the Company decided to proceed with the development of the Project. This included a substantial amount of procurement and construction management costs. The detailed engineering for construction was essentially completed in 2014.

  $1,818,978 (2013 - $700,390) in costs incurred in the construction of a workshop-warehouse. The costs occurred in 2013 related to the site preparation. The construction of the workshop-warehouse started in early 2014 and was completed in the third quarter of 2014.

  $1,622,033 (2013 - $Nil) in costs for the power supply and distribution, which included electrical houses for a production well (PW-1) and for the tank farm, a standby generator for the Merrill-Crowe facility and several site transformers.

  $6,756,063 (2013 - $Nil) in costs related to the crushing-screening plant. Approximately $4.8mm was spent for the purchase of the high pressure grinding rolls. The remaining was mostly spent on site preparation of the area where the crushing-screening plant will be located.

  $3,359,530 (2013 - $Nil) in costs related to the construction of the conveying and stacking system. GQM LLC entered into a turn-key contract for the conveying and stacking system during the fourth quarter of 2014.

  $1,106,521 (2013 - $Nil) in costs for the purchase of mobile mining equipment from Komatsu. GQM LLC received, in the fourth quarter of 2014, a water truck and grader. Both machines were financed through a loan with Komatsu.

  $2,412,015 (2013 - $Nil) in capitalized interest costs. Interest is capitalized until the asset is ready for service. Capitalized interest is determined by multiplying the Company’s weighted-average borrowing cost on general debt by the average amount of qualifying costs incurred. Once an asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depletion or impairment.

The Company, through GQM Inc. then GQM LLC, continued its work on the Project as described in Construction of Infrastructure above. Construction is advancing smoothly and has progressed to a 30% completion rate; all turn-key projects have been awarded to independent contractors.

Workshop-Warehouse: This project was completed on time and on budget in July 2014.

Water Supply & Water Storage: The construction of the basic water supply for the Project is under way. Considerable progress was also made with the electrical infrastructure required for this project.

Fuel Storage Facility: Construction of the fuel storage facility was completed in September.

Site Preparation: Site preparation of the area where the crushing-screening plant will be constructed was completed in the third quarter of 2014. The excavation of the overflow pond was completed and site grading was started in the area where the Merrill-Crowe plant will be constructed.

Crushing-Screening Plant: An order for a high-pressure grinding roll was placed with ThyssenKrupp Industrial Solutions (USA), Inc. in the third quarter.

Assay Laboratory: The contract was awarded during the third quarter of 2014 and contraction started in the fourth quarter.

Merrill-Crowe plant: The contract for the equipment was awarded during the fourth quarter of 2014.

Stacking and Conveying System: The contract was awarded during the fourth quarter of 2014 and payments totaling ~$3 million were made in December 2014.

Heap Leach Pad Phase 1/Stage 1: The contract was awarded during the fourth quarter of 2014.

EPCM (Engineering, Procurement and Construction Management): Detailed engineering work was essentially completed in 2014. Significant costs were incurred in detailed engineering for the crushing-screening plant, the stacking and conveying system and the Merrill-Crowe plant.

Working Capital:

As at December 31, 2014, the Company had, on a consolidated basis, current assets of $91,672,520 (December 31, 2013 - $5,107,259) and current liabilities of $26,562,193 (December 31, 2013 - $1,521,954) or working capital of $65,110,327 (December 31, 2013 – working capital of $3,585,305). The increase in working capital is the result of the Joint Venture Transaction (refer to Liquidity and Capital Resources above), partially off-set by project-related expenditures.

The Company will use its cash on hand for ongoing work by GQM LLC on site (refer to Construction of Infrastructure above), for detailed engineering of facilities for the Project, for buying back royalty interests, for additional land purchases, and for legal, accounting and regulatory fees.

Refer also to Outlook below.

The Company is evaluating various options for financing its Joint Venture obligations and repay its debt obligations, including debt, equity and other alternatives.

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

The number of shares issued and outstanding and the fully diluted share position are set out in the table below:

Item	No. of Shares
Shares issued and outstanding on December 31, 2013	99,233,383
Shares issued for mineral properties	15,300
Shares issued pursuant to the exercise of stock options	530,000
Shares issued and outstanding on December 31, 2014	99,778,683	Exercise or Conversion Price	Expiry Date
Director and consultants stock options	750,000	$1.16 - $1.59	From 04/18/15 to 09/18/18
Shares to be issued as a finder’s fee	100,000	Not Applicable	Not Applicable
Bonus shares to H.L. Klingmann	600,000	Not Applicable	Not Applicable
Fully diluted on Dec 31, 2014	101,228,683
Shares to be issued on conversion of convertible debentures*	9,708,737	Lower of C$1.03 or market price on maturity date*	25/07/15
Fully diluted on March 16, 2015	110,937,420

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

Outlook

The estimated capital costs, including contingency, working capital and mining equipment, are $144 million.

The net proceeds from the Joint Venture Transaction will be applied to the continued development of the Project. It is expected that the current cash on hand will fund capital expenditures until the third quarter of 2015. The remaining capital expenditures, estimated to be between $30 million and $40 million will be shared by the Joint Venture partners. The portion related to mobile mining equipment will be financed through loans with Komatsu.

The Company is evaluating various financing options, including debt and equity, to fund its attributable remaining capital expenditures. The $12.5 million December Loan will also mature in July 2015 and the Company will need to raise the capital required to retire the loan and accrued interest. The Company also has outstanding convertible debentures in the principal amount of C$10 million maturing and payable in July 2015, unless otherwise converted. The Company holds the right to decide whether to convert or pay back the debenture. It is not known at this time if the Company will decide the convert or to pay back the debentures.

Construction is advancing smoothly and has progressed to a 35% completion rate; all turn-key projects have been awarded to independent contractors. The Company expect the start of commissioning by GQM LLC in late 2015.

Recent developments include:

  The Hilfiker wall, a critical first step in the construction of the crushing-screening plant, was completed in January;
  The construction of the Phase 1, Stage 1 heap-leach pad is advancing and our earthmoving contractor expects to complete this turn-key project in August;
  Construction of the site-wide power distribution and water supply infrastructure is advancing rapidly;
  Two laydown areas were prepared and these areas are now ready to receive equipment;
  An archeological survey was completed in the area where the Phase 1, Stage 1 heap-leach pad is being constructed;
  The Company expects GQM LLC to drill an additional production well in the second quarter of 2015 and complete the connection to the water supply infrastructure in August 2015;
  Pre-production mining is expected to start in early April 2015;
  There are now sixteen full-time employees in Mojave with an expected increase to approximately 50 full- time employees for the start of pre-production mining.

It is not expected that GQM LLC will hedge any of its gold or silver production.

The ability of GQM LLC to develop a mine on the Property is subject to numerous risks, certain of which are disclosed under Item 1A. Risk Factors above. Readers should evaluate the Company’s prospects in light of these and other risk factors.

Mineral Properties

In July 2012, the Company received notice that it had met all remaining major conditions of the conditional use permits for the Project. As a result, Management made the decision to begin capitalizing all development expenditures related to the Project while all other expenses not related to the development of the project continue to be expensed as incurred. Refer also to Note 3 Mineral Properties of the Consolidated Financial Statements for a more detailed discussion.

Subsequent Events

No subsequent events have been identified up to the date of March 16, 2015, the date the financial statements were approved, other than denoted below.

i)	On January 5, 2015 the Company repaid the remaining portion of the January 2014 loan. Please refer to Section 8(iii) – Loans Payable for complete details.

ii)

Subsequent to December 31, 2014, mobile mining equipment was delivered to site. Shortly after receiving the equipment, GQM LLC paid $0.3 million, which represents the sales tax and a 10% deposit. The remaining $1.8 million will be financed over 48 months at an interest rate of 2.99%.

iii)	In February 2015, the Company incorporated Golden Queen Mining Canada Ltd. (“GQM Canada”), a wholly owned British Columbia subsidiary, to hold the Company’s interest in GQM Holdings.

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Mineral Property and Exploration Costs

Costs related to the development of our mineral reserves are capitalized when it has been determined an ore body can be economically developed. An ore body is determined to be economically minable based on proven and probable reserves and when appropriate permits are in place. Major mine development expenditures are capitalized, including primary development costs such as costs of building access roads, heap leach pads, processing facilities, and infrastructure development.

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

Non-controlling Interest

Non-controlling interest consists of equity in GQM LLC not attributable, directly or indirectly, to Golden Queen. GQM LLC meets the definition of a Variable Interest Entity (“VIE”). Golden Queen has determined it is the member of the related party group that is most closely associated with GQM LLC and, as a result, is the primary beneficiary who consolidates GQM LLC. The non-controlling interest has been classified into two categories; permanent equity and temporary equity.

Non-controlling interests in temporary equity represent the estimated portion of non-controlling interest that could potentially be convertible through either a conversion of the non-controlling interest into a net smelter royalty obligation of GQM LLC or a buy-out of the non-controlling interest at fair value by the Company. The convertible portion of non-controlling interest recorded in temporary equity is initially recorded at the carrying value and then adjusted for net income or loss and distributions attributable to the temporary equity.

The non-controlling interest in permanent equity represents the portion of the non-controlling interest that is not convertible. Please refer to Note 8(vi) of the Audited Consolidated Financial Statements for complete details of how the transaction has been accounted for.

Asset Retirement Obligations

GQM LLC’s provision for reclamation of the property is estimated each year by an independent consulting engineer. This estimate, once approved by state and county authorities, forms the basis for a cash deposit to support the reclamation financial assurance mechanism. GQM LLC estimated its asset retirement obligations based on its understanding of the requirements to reclaim and clean-up its property based on its activities to date. As a result, GQM LLC has recorded an asset retirement obligation of $624,142.

GQM LLC has provided reclamation financial assurance to the Bureau of Land Management, the State of California and Kern County totaling $553,329.

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

New Accounting Policies

(i) Effective August 2014, FASB issued Accounting Standards update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40 –Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The update essentially requires management of all entities, for annual and interim periods, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following:

1.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans).
2.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations.
3.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

1.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.
2.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations.
3.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

This update will come into effect for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is assessing the impact of this standard.

(ii) Effective June 2014, FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation - The amendments in this Update eliminate the concept of a development state entity (DSE) from U.S. GAAP.

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

(iii) In July 2013, FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exits." The FASB's objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU became effective for the Company on January 1, 2014. The ASU did not have a significant impact on the Company’s consolidated financial statements.

iv) In February 18, 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis which focuses on the consolidation evaluation for reporting organizations (public and private companies and not-for-profit organizations) that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the standards and improves current GAAP by:

  Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met.
  Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE).
  Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.

The ASU will be effective for periods beginning after December 15, 2015, for public companies. Early adoption is permitted, including adoption in an interim period. The Company is assessing the impact of this standard.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company holds 97% of its cash in bank deposit accounts with a single major financial institution. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash balances during the year ended December 31, 2014, a 1% decrease in interest rates would have reduced the interest income for 2014 to a trivial amount.

Foreign Currency Exchange Risk

Certain purchases of labour are denominated in Canadian dollars. As a result, currency exchange fluctuations may impact the costs of our operations. Specifically, the appreciation of the Canadian dollar against the U.S. dollar may result in an increase in the Canadian operating expenses in U.S. dollar terms. As of December 31, 2014, the Company maintained the majority of its cash balance in U.S. dollars. The Company currently does not engage in any currency hedging activities.

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

Refer also to Item 1A. Risk Factors above.

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements of the Company and the notes thereto are attached to this report following the signature page and Certifications.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure controls and procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2014, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Management’s report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, which is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Because of its inherent limitations, any system of internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements due to the possibility that a control can be circumvented or overridden or that misstatements due to error or fraud may occur that are not detected. Also, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2014, based on these criteria.

An evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of the end of the reporting period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of December 31, 2014, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Our internal control over financial reporting as of December 31, 2014 has been audited by BDO Canada, LLP, an independent registered public accounting firm, as stated in the attestation report which is included in the consolidated financial statements for the year ended December 31, 2014.

Changes in Internal Control.

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Information with respect to Items 10 through 14 is set forth in the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2015 and is incorporated herein by reference. If the definitive Proxy Statement cannot be filed on or before April 30, 2015, the issuer will instead file an amendment to this Form 10-K disclosing the information with respect to Items 10 through 14.

PART IV

Item 15. Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing
3.1	Notice of Articles	Incorporated by reference to Exhibit 3.03 to the Form S-3 of the Company, filed with the SEC on August 21, 2014
3.2	Articles	Incorporated by reference to Exhibit 3.2 to the Form 8-K of the Company, filed with the SEC on September 2, 2010
10.1	Management Agreement dated March 11, 2004 between the Company and H. Lutz Klingmann, and amendment dated May 31, 2010.	Incorporated by reference to Exhibit 10.1 to the Form 10-K/A of the Company, filed with the SEC on January 14, 2011
10.2	Mining Lease dated April 22, 1986 between the Company, Southwestern Refining Corporation, and Claude and Mary J.Birtle, and amendment dated March 23, 2007.	Incorporated by reference to Exhibit 10.2 to the Form 10-K/A of the Company, filed with the SEC on January 14, 2011
10.3	Convertible Debenture dated July 26, 2013 issued by the Company to Jonathan C. Clay.	Filed herewith
10.4	Convertible Debenture dated July 25, 2014 issued by the Company to Landon T. Clay 2013-14 Annuity Trust	Filed herewith
10.5	Convertible Debenture dated July 25, 2014 issued by the Company to Landon T. Clay.	Filed herewith
10.6	2013 Stock option plan of the Company.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 24, 2013
10.7	Employment Agreement dated September 18, 2013 between the Company and Andree St-Germain.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed with the SEC on May 12, 2014
10.8	Transaction Agreement among the Company, Golden Queen Mining Company, Inc., Gauss LLC, Gauss Holdings LLC, and Auvergne, LLC dated June 8, 2014.	Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company, filed with the SEC on June 12, 2014
10.9	Standby Purchase Agreement among the Company, Gauss Holdings LLC and Auvergne, LLC dated June 8, 2014.	Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company, filed with the SEC on June 12, 2014
10.10	Registration Rights Agreement between the Company and Gauss Holdings LLC dated June 8, 2014.	Incorporated by reference to Exhibit 10.3 to the Form 8-K of the Company, filed with the SEC on June 12, 2014
10.11	Registration Rights Agreement between the Company and Auvergne, LLC dated June 8, 2014.	Incorporated by reference to Exhibit 10.4 to the Form 8-K of the Company, filed with the SEC on June 12, 2014

10.12	Amended and Restated Limited Liability Company Agreement between the Company, Golden Queen Mining Company, LLC, Gauss LLC, and Golden Queen Mining Holdings, Inc. dated September 15, 2014.	Incorporated by reference to Exhibit 10.5 to the Form 8-K of the Company, filed with the SEC on September 16, 2014
10.13	Term Loan Agreement between the Company, The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009 and Harris Clay dated December 31, 2014.	Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed with the SEC on December 31, 2014
10.14	Guaranty between Golden Queen Mining Holdings, Inc., The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009 and Harris Clay dated December 31, 2014.	Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company filed with the SEC on December 31, 2014
10.15	Pledge Agreement between the Company and Golden Queen Mining Holdings, Inc. in favor of The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009 and Harris Clay dated December 31, 2014.	Incorporated by reference to Exhibit 10.3 to the Form 8-K of the Company filed with the SEC on December 31, 2014
10.16	Registration Rights Agreement between the Company, The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009 and Harris Clay dated December 31, 2014.	Incorporated by reference to Exhibit 10.4 to the Form 8-K of the Company filed with the SEC on December 31, 2014
10.17	Option Agreement between Golden Queen Mining Holdings Inc., Gauss LLC, Gauss Holdings LLC, Auvergne, LLC, The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009 and Harris Clay dated December 31, 2014.	Incorporated by reference to Exhibit 10.5 to the Form 8-K of the Company filed with the SEC on December 31, 2014
21.1	Subsidiaries of the Company.	Filed herewith
23.1	Consent of BDO Canada LLP	Filed herewith
23.2	Consent of Kappes, Cassiday & Associates	Filed herewith
23.3	Consent of Norwest Corporation	Filed herewith
23.4	Consent of Mine Development Associates	Filed herewith
23.5	Consent of Peter Ronning	Filed herewith
23.6	Consent of Carl E. Defilippi	Filed herewith
23.7	Consent of Sean Ennis	Filed herewith
23.8	Consent of Michael M. Gustin	Filed herewith
31.1	Rule 13a-14(a)/15(d)-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15(d)-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN QUEEN MINING CO. LTD.

By:	/s/ H. Lutz Klingmann
H. Lutz Klingmann
President and Principal Executive Officer

Date: March 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. Lutz Klingmann	President, Principal Executive Officer, and Director	March 16, 2015
H. Lutz Klingmann

/s/ Thomas Clay	Chairman	March 16, 2015
Thomas Clay

/s/ Bryan A. Coates	Director	March 16, 2015
Bryan A. Coates

/s/ Guy Le Bel	Director	March 16, 2015
Guy Le Bel

/s/ Bernard Guarnera	Director	March 16, 2015
Bernard Guarnera

/s/ Andree St-Germain	Principal Financial Officer	March 16, 2015
Andree St-Germain

Golden Queen Mining Co. Ltd.
Consolidated Financial Statements
December 31, 2014

(US Dollars)

Tel: 604 688 5421 Fax: 604 688 5132 www.bdo.ca	BDO Canada LLP 600 Cathedral Place 925 West Georgia Street Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Golden Queen Mining Co. Ltd.

We have audited Golden Queen Mining Co. Ltd.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Golden Queen Mining Co. Ltd’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Golden Queen Mining Co. Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Golden Queen Mining Co. Ltd. as of December 31, 2014 and 2013 and the related consolidated statements of income/(loss) and comprehensive income / (loss), shareholders’ equity, non-controlling interest and redeemable portion of non-controlling interest, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 16, 2015, expressed an unqualified opinion with an explanatory paragraph disclosing substantial doubt about the Company's ability to continue as a going concern.

(signed) BDO CANADA LLP

Chartered Accountants

Vancouver, Canada
March 16, 2015

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Golden Queen Mining Co. Ltd.

We have audited the accompanying consolidated balance sheets of Golden Queen Mining Co. Ltd. as of December 31, 2014 and 2013 and the related consolidated statements of income/(loss) and comprehensive income / (loss), shareholders’ equity, non-controlling interest and redeemable portion of non-controlling interest, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Queen Mining Co. Ltd. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company as of December 31, 2014 on a non-consolidated basis currently does not have sufficient funds to repay a $12,500,000 loan that will come due in July 2015. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Golden Queen Mining Co. Ltd.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2015 expressed an unqualified opinion thereon.

(signed) BDO CANADA LLP

Chartered Accountants

Vancouver, Canada
March 16, 2015

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

GOLDEN QUEEN MINING CO. LTD.
Consolidated Balance Sheets
(US dollars)

	December 31,	December 31,
	2014	2013
Assets
Current assets:
Cash	$91,407,644	$5,030,522
Receivables	52,136	13,786
Prepaid expenses and other current assets	114,625	62,951

Total current assets	91,574,405	5,107,259
Property (Note 2)	251,467	286,256
Mineral property interests (Note 3)	37,138,134	9,919,486
Reclamation financial assurance (Note 6)	553,329	478,742
Total Assets	$129,517,335	$15,791,743

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 8(i))	$3,309,476	$1,438,904
Interest payable (Note 8(ii) and (iii))	320,721	76,699
Closing fee payable (Note 8(iii))	250,000
Note payable (Note 8(iii))	13,881,305	-
Current portion of loan payable (Note 13)	222,839	-
Derivative liability–convertible debenture (Note 8(ii))	1,829,770	-
Convertible debenture (Note 8(ii))	6,649,967	-
Property rent payments	-	6,351

Total current liabilities	26,464,078	1,521,954
Asset retirement obligations (Note 6)	624,142	552,250
Loan payable (Note 13)	690,293	-
Derivative liability–convertible debenture (Note 8(ii))	-	2,833,987
Convertible debenture (Note 8(ii))	-	4,642,620

Total liabilities	27,778,513	9,550,811
Temporary Equity
Redeemable portion of non-controlling interest (Note 8(vi))	22,833,645	-
Shareholders’ Equity
Common shares, no par value, unlimited shares authorized (2013- unlimited); 99,778,683 (2013 – 99,233,383) shares issued and outstanding (Note 5)	62,709,015	62,289,402
Additional paid-in capital (Note 8(vi))	56,390,510	9,927,142
Deficit accumulated	(74,444,816)	(65,975,612)

Total shareholders’ equity attributable to GQM Ltd.	44,654,709	6,240,932
Non-controlling interest (Note 8(vi))	34,250,468	-

Total Shareholders’ Equity	78,905,177	6,240,932

Total Liabilities, Temporary Equity and Shareholders’ Equity	$129,517,335	$15,791,743

Basis of Presentation and Ability to Continue as a Going Concern (Note 1)
Commitments and Contingencies (Note 7)
Subsequent Events (Note 14)

Approved by the Directors:

“H. Lutz Klingmann”	“Thomas M. Clay”
H. Lutz Klingmann, Director	Thomas M. Clay, Director

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss)
(US dollars)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2012

General and administrative expenses (Note 8)	$(4,984,750)	$(2,532,279)	$(466,996)
Exploration expenditures	-	-	(1,567,894)
Asset impairment loss	-	(2,522)	(193,340)
Adjustment to asset retirement obligation from changes in cash flow estimates	-	-	(124,363)
Change in fair value of derivative liability including change in foreign exchange (Notes 8(ii) and 10)	1,004,217	5,385,660	1,030,431

	(3,980,533)	2,850,859	(1,322,162)

Interest expense (Note 8(v))	(1,493,034)	(888,026)	-
Joint venture transaction fee (Note 8(vi))	(2,275,000)	-	-
Commitment fee (Note 8(vi))	(2,250,000)	-	-
Interest income	126,884	15,181	51,174

Net and comprehensive income (loss) for the year	(9,871,683)	1,978,014	(1,270,988)
Add: Net and comprehensive loss attributable to the non- controlling interest for the year (Note 8(vi))	1,402,479	-	-
Net and comprehensive income (loss) attributable to Golden Queen Mining Co Ltd. for the year	$(8,469,204)	$1,978,014	$(1,270,988)

Income (loss) per share - basic (Note 12)	$(0.09)	$0.02	$(0.01)

Income (loss) per share - diluted (Note 12)	$(0.09)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic	99,611,278	98,390,561	97,981,197
Weighted average number of common shares outstanding - diluted	99,611,278	102,737,593	97,981,197

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
Consolidated Statements of Shareholders’ Equity, Non-controlling Interest and Redeemable Portion of Non-controlling Interest
(US dollars)

					Total			Redeemable
					Shareholders’			Portion
			Additional		Equity	Non-	Total	of Non-
	Common		Paid-in	Deficit	attributable	controlling	Shareholders’	controlling
	Shares	Amount	Capital	Accumulated	to GQM Ltd	Interest	Equity	Interest
Balance, December 31, 2011	97,978,383	$61,906,619	$8,407,935	$(66,682,638)	$3,631,916	$-	3,631,916	$-
Issuance of common shares for mineral property	20,000	52,852	-	-	52,852	-	52,852	-
Net loss for the year	-	-	-	(1,270,988)	(1,270,988)	-	(1,270,988)	-
Balance, December 31, 2012	97,998,383	$61,959,471	$8,407,935	$(67,953,626)	$2,413,780	$-	$2,413,780	$-
Issuance of common shares for mineral property	15,000	22,568	-	-	22,568	-	22,568	-
Stock options exercised	1,220,000	307,363	-	-	307,363	-	307,363	-
Stock-based compensation	-	-	271,137	-	271,137	-	271,137	-
Reclassification of derivative liability on the exercise of stock options (Note 10)	-	-	910,054	-	910,054	-	910,054	-
Reclassification of derivative
liability upon conversion of exercise price of stock	-	-	338,016	-	338,016	-	338,016	-
Net income for the year	-	-	-	1,978,014	1,978,014	-	1,978,014	-

Balance, December 31, 2013	99,233,383	$62,289,402	$9,927,142	$(65,975,612)	$6,240,932	$-	$6,240,932	$-
Issuance of common shares for mineral property interests	15,300	24,480	-	-	24,480	-	24,480	-
Stock options exercised	530,000	395,133	(283,712)	-	111,421	-	111,421	-
Stock-based compensation	-	-	233,672	-	233,672	-	233,672	-
Dilution of ownership interest in subsidiary to non-controlling interest (Note 8(vi))	-	-	46,513,408	-	46,513,408	38,091,955	84,605,363	25,394,637
Distributions to non- controlling interest	-	-	-	-	-	(3,000,000)	(3,000,000)	(2,000,000)
Net loss for the year	-	-	-	(8,469,204)	(8,469,204)	(841,487)	(9,310,691)	(560,992)

Balance, December 31, 2014	99,778,683	$62,709,015	$56,390,510	$(74,444,816)	$44,654,709	$34,250,468	$78,905,177	22,833,645

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
Consolidated Statements of Cash Flows
(US dollars)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Operating activities:
Net income (loss) for the year	$(9,871,683)	$1,978,014	$(1,270,988)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Donated land	34,378	-	-
Amortization and depreciation	34,789	9,688	9,984
Asset impairment loss	-	2,522	193,340
Amortization of debt discount and interest accrual	1,489,682	888,026	-
Change in fair value of derivative liabilities including change in foreign exchange	(1,004,217)	(5,385,660)	(1,030,431)
Adjustments to asset retirement obligation based on change in cash flow estimates	-	-	124,363
Stock-based compensation	233,672	475,263	-
Unrealized foreign exchange	(504,539)	(137,790)	-
Changes in assets and liabilities:
Receivables	(38,350)	3,186	4,544
Prepaid expenses and other current assets	(51,674)	18,897	62,617
Accounts payable and accrued liabilities	(329,523)	386,666	(238,494)
Interest payable	(1,145,786)	-	-
Property rent payments payable	-	-	(7,372)

Cash used in operating activities	(11,153,251)	(1,761,188)	(2,152,437)

Investment activities:
Additions to mineral property interests	(21,637,763)	(7,117,996)	(1,695,516)
Purchase of financial assurance	(74,590)	(139,663)	(42,899)

Cash used in investing activities	(21,712,353)	(7,257,659)	(1,738,415)
Financing activities:
Investment in Golden Queen Mining Company LLC by non-controlling interest	110,000,000	-	-
Distribution to non-controlling interest	(5,000,000)	-	-
Proceeds from convertible debt	-	9,710,603	-
Borrowing under short-term debt	32,500,000	-	-
Repayment of short-term debt	(17,500,000)	-	-

Closing fees related to short-term debt	(868,695)	-	-
Issuance of common shares upon exercise of stock options	111,421	307,363	-

Cash provided by financing activities	119,242,726	10,017,966	-

Net change in cash	86,377,122	999,119	(3,890,852)

Cash, Beginning balance	5,030,522	4,031,403	7,922,255

Cash, Ending balance	$91,407,644	$5,030,522	$4,031,403

Supplementary Disclosures of Cash Flow Information (Note 9)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(US dollars)

Nature of Business Golden Queen Mining Co. Ltd. (“Golden Queen”, “GQM Ltd.” or the “Company”) is engaged in the development of the Soledad Mountain Project (“the Project”), located in the Mojave Mining District, Kern County, California. The Company originally used its wholly owned subsidiary, Golden Queen Mining Company, Inc. (“GQM Inc.”), to explore and develop the Project. On September 10, 2014, GQM Inc. was converted to a limited liability company, Golden Queen Mining Company, LLC (“GQM LLC”). The Company entered into a Joint Venture (the “JV”) agreement with Gauss LLC (“Gauss”) through its newly formed, wholly owned subsidiary, Golden Queen Mining Holdings, Inc. (“GQM Holdings”). The JV was completed on September 15, 2014. Upon completion of the JV, both the Company, through GQM Holdings, and Gauss each owned, and continue to own, 50% of GQM LLC. In February 2015, the Company incorporated Golden Queen Mining Canada Ltd. (“GQM Canada”), a wholly-owned British Columbia subsidiary, to hold the Company’s interest in GQM Holdings.

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

These consolidated financial statements include the accounts of Golden Queen, a British Columbia corporation, its wholly-owned subsidiary, GQM Holdings, a US (State of California) corporation, and GQM LLC, a limited liability company in which Golden Queen has a 50% interest, through GQM Holdings. GQM LLC meets the definition of a Variable Interest Entity (“VIE”). Golden Queen has determined it is the member of the related party group that is most closely associated with GQM LLC and, as a result, is the primary beneficiary who consolidates GQM LLC.

Generally Accepted Accounting Principles (“GAAP”) The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Cash For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

Property Property is stated at the lower of cost or net realizable value less accumulated depreciation. Depreciation is provided by the straight-line method over the estimated service lives of the respective assets, which range from 0 to 30 years, as follows:

Rental properties	30 years
Land	Not depreciated

The Company has instituted a policy that all property and equipment acquired for an amount over $3,000 will be capitalized and all property and equipment purchased for under this threshold will be expensed as incurred.

Mineral Properties Costs related to the development of our mineral reserves are capitalized when it has been determined an ore body can be economically developed. An ore body is determined to be economically minable based on proven and probable reserves and when appropriate permits are in place. Major mine development expenditures are capitalized, including primary development costs such as costs of building access roads, heap leach pads, processing facilities, and infrastructure development.

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

GOLDEN QUEEN MINING CO. LTD.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(US dollars)

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

Once production has commenced, capitalized costs will be depleted using the units-of-production method over the estimated life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for that period.

We assess the carrying cost of our mineral properties for impairment whenever information or circumstances indicate the potential for impairment. Such evaluations compare estimated future net cash flows with our carrying costs and future obligations on an undiscounted basis. If it is determined that the future undiscounted cash flows are less than the carrying value of the property, a write down to the estimated fair value is charged to the Consolidated Statements of Comprehensive Income (Loss) and Income (Loss) for the period. Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses if the carrying value can be recovered.

Capitalized Interest For significant exploration and development projects, interest is capitalized as part of the historical cost of developing and constructing assets in accordance with ASC 835-20 ("capitalization of interest"). Interest is capitalized until the asset is ready for service. Capitalized interest is determined by multiplying the Company’s weighted-average borrowing cost on general debt by the average amount of qualifying costs incurred. Once an asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depletion or impairment. See Note 8(v) - Amortization of Discount and Interest Expense.

Valuation of Long-lived Assets Accounting standards require recognition of impairment of long-lived assets in the event the carrying value of such assets may not be recoverable. It requires that those long-lived assets to be disposed of by sale are to be measured at the lower of carrying amount or fair value less cost of sale whether or not reported in continuing operations or in discontinued operations. In accordance with the provisions of the accounting standard 360-10-35, the Company reviews the carrying value of its mineral properties on a regular basis. Estimated undiscounted future cash flows from the mineral properties are compared with the current carrying value in order to determine if impairment exists. Reductions to the carrying value, if necessary, are recorded to the extent the net book value of the property exceeds the estimate of future discounted cash flows or liquidation value.

Foreign Currency Translation The Company’s functional and reporting currency, the US dollar, is the primary economic currency. Assets and liabilities in foreign currencies are generally translated into US dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at exchange rates on the date of the transaction. Where amounts denominated in a foreign currency are converted into US dollars by remittance or repayment, the realized exchange differences are included in other income. The exchange rates prevailing at December 31, 2014, December 31, 2013 and December 31, 2012 were $1.16, $1.06, and $0.99 stated in Canadian dollars per one US dollar, respectively. The average rates of exchange during the year ended December 31, 2014, December 31, 2013 and December 31, 2012 were $1.10, $1.06 and $1.00, stated in Canadian dollars per one US dollar, respectively.

GOLDEN QUEEN MINING CO. LTD.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(US dollars)

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

Future reclamation expenditures are difficult to estimate due to the early-stage nature of the Project, the uncertainties associated with defining the nature and extent of environmental disturbance, the application of laws and regulations by regulatory authorities and changes in reclamation requirements. The Company periodically reviews the provision for such reclamation costs as evidence indicating that the liabilities have potentially changed. Changes in estimates are reflected in the Consolidated Statements of Income (Loss) Comprehensive Income (Loss) in the period an estimate is revised.

The Company is unable to determine the estimated timing of expenditures relating to reclamation accruals. It is reasonably possible that the ultimate cost of reclamation and remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known.

Estimates The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and judgements have been made by Management in several areas including the accounting for the joint venture transaction and determination of the temporary and permanent non-controlling interest (Note 8(vi)), the recoverability of mineral properties expenditures, reclamation reserves (Note 3) and convertible debenture (Note 8(ii)). Actual results could differ from those estimates.

Fair Value of Financial Instruments The carrying amounts reported in the balance sheets for cash, receivables, accounts payable and accrued liabilities, interest payable, closing fee payable and loans and note payable approximate fair values because of the immediate or short-term maturity of these non-level 3 financial instruments. The carrying amount of the convertible debt instrument is being recorded at amortized cost using the effective interest rate method. As at December 31, 2014, the estimated fair value of the convertible debt using a discounted cash flow analysis based on an interest rate for a similar type of instrument without a conversion feature was $7,972,993. The fair value of the reclamation financial assurance approximates the carrying value due to its short term nature. The embedded derivative in connection with the convertible debenture is being recorded at its fair value using an acceptable valuation model at each reporting period.

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

GOLDEN QUEEN MINING CO. LTD.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(US dollars)

Stock Option Plan The Company’s current stock option plan (the “Plan”) was adopted by the Company in 2013 and approved by shareholders of the Company in 2013. The Plan provides a fixed number of 7,200,000 common shares of the Company that may be issued pursuant to the grant of stock options. The exercise price of stock options granted under the Plan shall be determined by the Company’s Board of Directors (the “Board”), but shall not be less than the volume-weighted, average trading price of the Company’s shares on the TSX for the five trading days immediately prior to the date of the grant. The expiry date of a stock option shall be the date so fixed by the Board subject to a maximum term of five years. The Plan provides that stock options will terminate on the earlier of the expiry of the term and (i) 12 months from the date an option holder dies, (ii) 12 months from the date the option holder ceases to act as a director or officer of the Company, or (iii) 12 months from the date the option holder ceases to be employed, or engaged as a consultant, by the Company. All options granted under the 2013 Plan will be subject to such vesting requirements as may be prescribed by the TSX, if applicable, or as may be imposed by the Board. A total of 750,000 (December 31, 2013 – 1,380,000) common shares were issuable pursuant to such stock options as at December 31, 2014.

Stock-based Compensation Compensation costs are charged to the consolidated statements of income (loss) and comprehensive income (loss). Compensation costs for employees are amortized over the period from the grant date to the date the options vest. Compensation expense for non-employees is recognized immediately for past services and pro-rata for future services over the service provision period.

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

GOLDEN QUEEN MINING CO. LTD.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(US dollars)

New Accounting Policies

(i) Effective August 2014, FASB issued Accounting Standards update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40 –Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The update essentially requires management of all entities, for annual and interim periods, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following:

1.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans).
2.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations.
3.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

1.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.
2.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations.
3.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

This update will come into effect for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is assessing the impact of this standard.

(ii) Effective June 2014, FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation - The amendments in this Update eliminate the concept of a development state entity (DSE) from U.S. GAAP.

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

GOLDEN QUEEN MINING CO. LTD.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(US dollars)

(iii) In July 2013, FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exits." The FASB's objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU became effective for the Company on January 1, 2014. The ASU did not have a significant impact on the Company’s consolidated financial statements.

iv) In February, 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis which focuses on the consolidation evaluation for reporting organizations (public and private companies and not-for-profit organizations) that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the standards and improves current GAAP by:

  Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met.
  Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE).
  Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.

The ASU will be effective for periods beginning after December 15, 2015, for public companies. Early adoption is permitted, including adoption in an interim period. The Company is assessing the impact of this standard.

1. Basis of Presentation and Ability to Continue as a Going Concern

The Company has had no revenues from operations since inception and as at December 31, 2014 had a deficit of $74,444,816 (December 31, 2013 - $65,975,612) and working capital of $65,110,327 (December 31, 2013 –$3,585,305).

On June 9, 2014, the Company announced that it had entered into an agreement (the “JV”) with Gauss LLC (“Gauss”) for a 50% interest in the Project. On September 9, 2014, the Company’s shareholders approved the JV, which then closed on September 15, 2014. Pursuant to the JV, the Company’s wholly owned subsidiary, Golden Queen Mining Co., Inc. (“GQM Inc.”) was converted into a limited liability company, GQM LLC. On closing of the JV, Gauss invested $110,000,000 into GQM LLC and received 110,000 newly created membership units of GQM LLC to give it 50% ownership, with the Company retaining 50% interest in GQM LLC through its newly formed and wholly owned subsidiary GQM Holdings. The JV and thus the Project continues to be consolidated in the financial statements of Golden Queen. See Note 8 for complete details on the JV.

The funds received from Gauss’ investment will help the Company move the Project through the development stage and into the production phase.

GOLDEN QUEEN MINING CO. LTD.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(US dollars)

1. Basis of Presentation and Ability to Continue as a Going Concern - Continued

At the Project level, GQM LLC is a going concern as it has sufficient funds to meet its contractual obligations for the next twelve months. However, the assets of GQM LLC are not available to be used to satisfy the obligations of Golden Queen. Therefore, on a non-consolidated basis, the ability of Golden Queen to obtain financing for its ongoing activities and thus maintain solvency, or to fund its attributable portion of capital requirements under the joint venture, is dependent on equity market conditions, the market for precious metals, and the willingness of other parties to lend this entity money. Golden Queen has a related party outstanding loan in the amount of $12,500,000 plus accrued interest that will come due in July 2015 and a related party convertible debenture in the amount of CDN$10,000,000 plus accrued interest that will also come due in July 2015. The Company has the option to settle the CDN$10,000,000 convertible debt by issuing common shares at maturity. The loan and the convertible debenture were provided by members of the Clay family, who are shareholders of the Company, members which include an investment vehicle managed by Thomas M. Clay, a Director and insider of the Company.

Golden Queen, on a non-consolidated basis, currently does not have sufficient funds to repay the $12,500,000 loan at the issuance date of the consolidated financial statements. This raises substantial doubt about this entity’s ability to continue as a going concern.

However, in order to secure the necessary funds to meet this upcoming obligation and mitigate the going concern uncertainty, management is actively exploring several options including debt financing and equity offering. The Company recently filed a Form S-3 shelf prospectus in the U.S. (dated August 21, 2014) and a preliminary short form shelf prospectus in Canada (dated March 6, 2015) in preparation for a potential equity raise. The Company is also in discussions with lenders to potentially secure debt financing that would allow the Company to repay the $12,500,000 loan. Management will review and assess all options available to find the most beneficial option to the Company and its shareholders. While Golden Queen has been successful in certain of these efforts in the past, there can be no assurance that future events will be successful.

These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Property

Property consists of:

	December 31, 2014	December 31, 2013
Land	$109,600	$109,600
Rental properties	324,566	324,566
Property, cost	434,166	434,166
Less accumulated depreciation	(182,699)	(147,910)
Property, net	$251,467	$286,256

GOLDEN QUEEN MINING CO. LTD.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(US dollars)

3. Mineral Properties

In July 2012, the Company received notice that it had met all the remaining major conditions of the conditional use permits for development of the Project and began capitalizing all development expenditures directly related to the Project. Prior to July 2012, all acquisition costs were expensed due to uncertainties around obtaining the necessary permits. Components of capitalized costs related to the mineral properties as of December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013

Mineral property interest, land and claims	$3,299,319	$1,907,549
Deferred mine development costs	31,020,717	7,804,377
Asset retirement costs	272,567	200,675
Capitalized interest	2,412,015	-
Capitalized depreciation	133,516	6,885

Balance, end of the year	$37,138,134	$9,919,486

As at December 31, 2014, included in deferred mine development costs are buildings and equipment with a total accumulated cost of $2,424,635 (2013 - $226,721). Total additions during the year ended December 31, 2014 were $2,197,914 (2013 - $226,721). During the year ended December 31, 2014, depreciation of $126,631 (2013 - $6,885) relating to these assets was capitalized within deferred mine development.

The Company is capitalizing a portion of the interest expense related to the convertible debenture and loan in accordance with its accounting policy. See Note 8 (v) –Amortization of Discount and Interest Expense.

4. Income Taxes

The tax effects of the temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows:

	2014	2013

Net operating and capital losses	$11,129,000	$8,180,000
Property and equipment	-	117,000
Mineral properties and deferred exploration costs	-	2,703,000
Asset retirement obligations	-	188,000
Foreign exchange (gain) loss	(161,000)	(109,000)
Financing costs	(54,000)	5,000
Investment in GQM LLC	939,000
Valuation allowance	(11,853,000)	(11,084,000)

Deferred tax assets (liabilities)	$-	$-

GOLDEN QUEEN MINING CO. LTD.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(US dollars)

4. Income Taxes - Continued

The provision for income taxes differs from the amount established using the statutory income tax rate as follows:

	December	December	December
	31, 2014	31, 2013	31, 2012
Income tax provision (benefit) at Canadian statutory rate	$(2,567,000)	$509,000	$(318,000)
Foreign income taxes at other than Canadian statutory rate	(638,000)	(125,000)	(175,000)
Change in fair value of derivative liability	(288,000)	(1,271,000)	(278,000)
Non-deductible accretion and other	80,000	204,000	(15,000)
Non-deductible stock-based compensation	67,000	119,000	-
Non-taxable effect on foreign exchange	175,000	(17,000)	(61,000)
Non-deductible costs	1,458,000	-	-
Non Controlling Interest	561,000	-	-
Change in statutory rate	(322,000)	(64,000)	-
Adjustment due to change in estimates	-	72,000	(81,000)
Increase (decrease) in valuation allowance	1,474,000	573,000	928,000
Deferred tax recovery	$-	$-	$-

Included in the increase in valuation allowance is tax-affected $705,000 (2013 - $2,045,000, 2012 - $nil) relating to the expiry of net operating losses.

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that the Company will receive the benefit of this asset, a valuation allowance equal to the net deferred tax assets has been established at both December 31, 2014 and 2013.

As at December 31, 2014, the Company had net operating loss carry-forwards available to reduce taxable income in future years as follows:

Country	Amount	Expiration Dates

United States – Federal	$ 21,934,000	2018 - 2034
Canada (C$)	$ 10,507,000	2015 - 2034

These consolidated financial statements do not reflect the potential effect on future income taxes of the application of these losses.

The FASB’s guidance for “Accounting for Uncertainty in Income Taxes” clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has evaluated its tax positions for the years ended December 31, 2014 and 2013 and determined that it has no uncertain tax positions requiring financial statement recognition.

Under current federal and state income tax laws and regulations, GQM LLC, a multi-member limited liability company (“LLC”) is treated as a partnership for income tax reporting purposes and is generally not subject to income taxes. Additionally, at the LLC level no provision has been made for federal, state, or local income taxes on the results of operations generated by partnership activities; as such taxes are the responsibility of its Members.

GOLDEN QUEEN MINING CO. LTD.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(US dollars)

5. Share Capital

The Company’s common shares outstanding are no par value, voting shares with no preferences or rights attached to them.

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

In April 2013, 200,000 stock options were exercised and the Company issued 200,000 common shares at C$0.26 per share for proceeds of $50,674 (C$52,000). The total reclassified from derivative liability to additional paid-in capital upon exercise of stock options was $132,011.

In May 2013, 100,000 stock options were exercised and the Company issued 100,000 common shares at C$0.26 per share for proceeds of $25,722 (C$26,000). The total reclassified from derivative liability to paid-in capital upon exercise of stock options was $90,496.

In September 2013, 20,000 stock options were exercised and the Company issued 20,000 common shares at C$0.26 per share for proceeds of $5,017 (C$5,200). The total reclassified from derivative liability to additional paid-in capital upon exercise of stock options was $24,724.

In October 2013, 500,000 stock options were exercised and the Company issued 500,000 common shares at C$0.26 per share for proceeds of $126,373 (C$130,000). The total reclassified from derivative liability to additional paid-in capital upon exercise of stock options was $355,351.

In October 2013, 300,000 stock options were exercised and the Company issued 300,000 common shares at C$0.26 per share for proceeds of $74,677 (C$78,000). The total reclassified from derivative liability to additional paid-in capital upon exercise of stock options was $238,623.

In November 2013, 100,000 stock options were exercised and the Company issued 100,000 common shares at C$0.26 per share for proceeds of $24,900 (C$26,000). The total reclassified from derivative liability to additional paid-in capital upon exercise of stock options was $68,849.

Common shares - 2012

In November 2012, the Company issued 20,000 common shares for mineral property interests with a total fair value of $52,852 (C$52,000).

GOLDEN QUEEN MINING CO. LTD.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(US dollars)

5. Share Capital - Continued

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

The following is a summary of stock option activity during the year ended December 31, 2014:

		Weighted
		Average Exercise
	Shares	Price per Share
Options outstanding and exercisable: December 31, 2013	1,380,000	$0.87
Stock options forfeited	(100,000)	$1.16
Stock options exercised	(530,000)	$0.21
Options outstanding, December 31, 2014	750,000	$1.29
Options exercisable, December 31, 2014	750,000	$1.29

The following is a summary of stock option activity during the year ended December 31, 2013:

		Weighted
		Average Exercise
	Shares	Price per Share
Stock options issued	800,000	$1.28
Stock options exercised	(1,220,000)	$0.21
Options outstanding, December 31, 2013	1,380,000	$0.87
Options exercisable, December 31, 2013	880,000	$0.68

During the year ended December 31, 2014, the Company recognized $233,672 (2013 - $475,263) in stock-based compensation relating to employee stock options that have vesting terms. This included a reversal of $46,245 (2013 - $Nil) in stock based compensation related to forfeited stock options.

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

  300,000 options - 100,000 vesting every 6 months from grant date for a total vesting period of 18 months using the straight line method; and

GOLDEN QUEEN MINING CO. LTD.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(US dollars)

5. Share Capital – Continued

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

As at December 31, 2014, the aggregate intrinsic value of the outstanding exercisable options was $Nil (December 31, 2013 - $325,995).

The total intrinsic value of 530,000 options exercised during 2014 was approximately $754,513 (December 31, 2013 - $881,816).

The unamortized compensation expense as at December 31, 2014 was $Nil (December 31, 2013 - $325,158).

The following table summarizes information about stock options outstanding and exercisable at December 31, 2014:

		Weighted
	Number	Average
	Outstanding	Remaining
Expiry	and	Contractual Life	Exercise
Date	Exercisable	(Years)	Price

April 18, 2015	50,000	0.30	$1.22
November 11, 2015	200,000	0.86	$1.16
June 3, 2018	50,000	3.42	$1.16
September 3, 2018	150,000	3.68	$1.59
September 18, 2018	300,000	3.72	$1.26

Outstanding, December 31, 2014	750,000	2.70
Exercisable, December 31, 2014	750,000	2.70

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

The Company has provided reclamation financial assurance to the Bureau of Land Management, the State and Kern County totaling $553,329 (2013 - $478,742). This deposit earns interest at 0.1% per annum and is not available for working capital purposes.

GOLDEN QUEEN MINING CO. LTD.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(US dollars)

6. Asset Retirement Obligations - Continued

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and clean up the property within the Project based on its activities and planned activities to date.

Management made the decision to capitalize all development expenditures directly related to the Project in July 2012, as a result $71,892 (December 31, 2013- $76,312) was capitalized as the asset portion of the retirement obligation for the year ended December 31, 2014. The following is a summary of asset retirement obligations:

	2014	2013
Balance, beginning of the year	$552,250	$475,938
Changes in cash flow estimates	71,892	76,312
Balance, end of the year	$624,142	$552,250

7. Commitments and Contingencies

Property rent payments (Advance minimum royalties)

The Company has acquired a number of mineral properties outright. It has acquired exclusive rights to explore, develop and mine other portions of the Project under various mining lease agreements with landowners.

The Company is required to make property rent payments related to its mining lease agreements with landholders, in the form of advance minimum royalties. The total property rent payments for the year ended December 31, 2014 were $183,950 of which $24,480 was related to common shares issued (2013 - $161,190 of which $22,568 related to common shares issued), and the Company is expected to make approximate payments of $150,000 in 2015 to various landowners under the existing lease agreements. The payments will cease if and when the Company goes into production and then begins paying royalty payments on production yields.

There are multiple third party landholders and the royalty amount due to each landholder over the life of the Project varies with each property.

Finder’s fee

The Company has agreed to issue 100,000 common shares as a finder’s fee in connection with certain property acquisitions upon commencement of commercial production of the Project. As of December 31, 2014, commercial production has not commenced and no shares have been issued.

Management agreement

In 2004, the Company entered into an agreement with the President of the Company to issue 300,000 bonus shares upon completion of certain milestones. Upon receipt by the Company of a bankable feasibility study and the decision to place the Property into commercial production, a bonus of 150,000 common shares would be issued. Upon commencement of commercial production on the Property, a further bonus of 150,000 common shares would be issued. In May 2010, the Company entered into an amendment to the agreement whereby the 300,000 bonus shares would alternatively be issuable upon a change of control transaction, or upon a sale of all or substantially all of the Company’s assets, having a value at or above C$1.00 per share of the Company, with a further 300,000 bonus shares being issuable in the event the change of control transaction or asset sale occurred at a value at or above C$1.50 per share. This amended agreement is for a term of three years and shall automatically renew for two years. As at December 31, 2014, none of the milestones had been reached and no commitment to issue the common shares has been recorded in connection with these arrangements.

During the year ended December 31, 2013, the Company entered into employment agreements with a new Chief Financial Officer (“CFO”). Included in the agreement with the CFO is a provision that if the CFO’s position is lost upon a change of control or within six months of a change of control the CFO would be entitled to a one-time payment equal to twice the annual salary, C$300,000 total, plus twice the annual bonus. The annual bonus is determined by the Board subsequent to a review of the CFO’s performance.

GOLDEN QUEEN MINING CO. LTD.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(US dollars)

7. Commitments and Contingencies - Continued

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

Mine Development Commitments

GQM LLC has entered into contracts for construction totaling approximately $36.9 million as of December 31, 2014, of which $5.8 million had been paid as of December 31, 2014. The major commitments relate to the construction of the heap leach pad for $8.3 million, the construction of the conveying & stacking system for $8.2 million and work related to the Merrill-Crowe plant equipment for $7.1 million. The commitments are expected to be paid out in 2015.

In addition, GQM LLC committed, as of December 31, 2014, to $15.2 million of Komatsu mobile mining equipment with Road Machinery LLC. The final terms of the mobile equipment financing were not known as of December 31, 2014.

GQM LLC made approximately $23.4 million in additional construction commitments subsequent to December 31, 2014, including $18.1 million for the crushing-screening plant construction

8. Related Party Transactions

Except as noted elsewhere in these consolidated financial statements, related party transactions are disclosed as follows:

(i)	Consulting Fees

For the year ended December 31, 2014, the Company paid $163,465 (2013 - $192,431; 2012 - $138,885) to Mr. H. L. Klingmann for services as President of the Company of which $Nil (2013 - $47,967; 2012 - $26,977 ) is payable as at December 31, 2014; paid $Nil (2013 - $17,622; 2012 - $26,977 to Mr. Chester Shynkaryk, a former director, for his consulting services to the Company; paid $Nil (2013 - $21,987; 2012 - $29,930), to Mr. Ross McDonald for his services as the former CFO of the Company; paid $Nil (2013 - $11,759; 2012 - $Nil) to a company controlled by one of the directors for consulting services during the year.

During the year ended December 31, 2014, the Company paid a total of $150,199 (2013 - $35,484; 2012 – $10,068) to four directors. This includes $60,000 in fees paid to the three independent directors as compensation for their position on a special committee formed to assist with the JV transaction and $20,000 paid to two independent directors for their position on the Company’s technical committee. A total of $70,199 for regular director fees was paid to the three independent directors and Thomas M. Clay.

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

GOLDEN QUEEN MINING CO. LTD.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(US dollars)

8. Related Party Transactions – Continued

(ii)	Convertible Debentures - Continued

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

On inception of the debentures, the fair value of the derivative liability related to the conversion feature was $5,741,520 and as at December 31, 2014, was $1,829,770 (December 31, 2013 - $2,833,987). The derivative liability was calculated using an acceptable option pricing valuation model with the following assumptions:

	2014	2013
Risk-free interest rate	1.00% - 1.09%	1.13% - 1.15%
Expected life of derivative liability	0.57 - 1.32 years	1.57 - 2 years
Expected volatility	73.03 - 98.21%	73.43% - 89.52%
Dividend rate	0.00%	0.00%

The changes in the derivative liability related to the conversion feature are as follows:

	December 31, 2014	December 31, 2013

Balance, beginning of the year	$2,833,987	$-
Fair value at inception	-	5,741,520
Change in fair value of derivative liability including foreign exchange	(1,004,217)	(2,907,533)
Balance, end of the year	$1,829,770	$2,833,987

With the conversion feature initially being valued at $5,741,520, the resulting residual value allocated to the host debenture was $3,975,480, being the difference between the face value of the convertible debentures and the fair value of the conversion feature derivative liability.

The change in the convertible debentures is as follows:

	December 31, 2014	December 31, 2013
Balance, beginning of the year	$4,642,620	$-
Discounted convertible debentures	-	3,975,480
Amortization of discount	2,510,611	811,327
Foreign exchange	(503,264)	(144,187)
Balance, end of the year	$6,649,967	$4,642,620

GOLDEN QUEEN MINING CO. LTD.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(US dollars)

8. Related Party Transactions – Continued

During the year ended December 31, 2014, in addition to the amortization of the discount on the convertible debenture, the Company incurred interest expense of $181,479 (2013 - $76,699) based on the 2% per annum stated interest rate for a total interest expense of $2,692,090 for the year ended December 31, 2014 (2013- $888,026). Interest payable relating to the convertible debenture as at December 31, 2014 was $70,721 (2013 - $76,699).

(iii)	Notes Payable

On January 1, 2014, the Company entered into an agreement to secure a $10,000,000 loan (the “Loan”). The Loan was provided by members of the Clay family, who are shareholders of the Company, including $7,500,000 provided by an investment vehicle managed by Thomas M. Clay, a Director and insider of the Company. The Loan had a twelve-month term and an annual interest rate of 5%, payable on the maturity date.

The Loan was repaid on a date that is less than 183 days before the maturity date. As a result, the Company paid the Lenders an additional charge in the amount that is equivalent to 5% of the principal amount, plus interest on the principal amount at the rate of 5% per annum accrued to the date the Loan was repaid. The Company repaid $7,500,000 loan plus the $375,000 accrued interest and $375,000 additional charge on December 31, 2014. The remaining balance of the loan, $2,500,000, the accrued interest of $125,000 and the additional charge of $125,000, were paid on January 5, 2015. In total, the Company incurred $500,000 interest expense and $500,000 in additional charge during the year.

On December 31, 2014 the Company also entered into a new loan with the same parties for an amount of $12,500,000. The loan is due on demand on July 1, 2015 and bears an annual interest rate of 10% payable at the end of each quarter. The loan is guaranteed by GQM Holdings, and secured by a pledge of the Company's interests in GQM Canada, GQM Canada’s interest in GQM Holdings and GQM Holdings' 50% interest in GQM LLC. The Company also incurred a closing fee to secure the loan in the amount of $1,000,000, of which, $750,000 was paid on December 31, 2014 and the remaining $250,000 was paid on January 5, 2015. The Company agreed to pay the legal fees incurred by the lenders relating to this instrument which amounted to $90,916. The total legal fees paid for the transaction were $118,695. The Company has presented these transaction costs as a contra liability as substantially all of these costs were paid to the lenders.

December 31, 2014
Balance, beginning of the year	$-
Proceeds from loans	22,500,000
Repayment of loans	(7,500,000)
Capitalized closing fee and legal fees	(1,118,695)
Balance, end of the year	$13,881,305

(iv)	Advance

In July 2014, GQM Inc. entered into a $10,000,000 short-term advance agreement (the “Advance”) with Leucadia and Auvergne (the “Lenders”), with the Company as guarantor. Leucadia provided $6,500,000 of the loan and Auvergne provided $3,500,000. The Advance had an interest rate of 10.0% per annum, compounded monthly. Auvergne is an investment vehicle managed by Thomas M. Clay, a Director and insider of the Company. On closing of the joint venture transaction on September 15, 2014, GQM LLC applied part of the investment of $110,000,000 to repayment of principal and accrued interest on the $10,000,000 bridge loan advanced by the Lenders in July 2014. GQM LLC paid $209,607 in interest payment, including $73,632 paid to Auvergne on the July 2014 Advance, of which $45,264 was capitalized to mineral property interests.

GOLDEN QUEEN MINING CO. LTD.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(US dollars)

8. Related Party Transactions – Continued

(v)	Amortization of Discount and Interest Expense

The following summarizes the capitalized amortization of discount and interest expense as at:

	December 31, 2014	December 31, 2013
Amortization of discount and interest on loan, advance and convertible debenture	$3,905,049	$888,026
Less: Interest costs capitalized	(2,412,015)	-
Amortization of discount and interest expensed	$1,493,034	$888,026

(vi)	Joint Venture Transaction

On September 15, 2014, the Company closed the JV with Gauss resulting in both parties owning a 50% interest in the Project. Pursuant to the JV, Golden Queen converted its wholly-owned subsidiary GQM Inc., the entity developing the Project, into a California limited liability company named GQM LLC. On closing of the transaction, Gauss acquired 50% of GQM LLC by investing $110 million cash in exchange for newly issued membership units of GQM LLC. GQ Holdings, a newly incorporated subsidiary of the Company, holds the other 50% of GQM LLC.

Gauss is a funding vehicle owned by entities controlled by Leucadia National Corporation (NYSE: LUK) (“Leucadia”) and certain members of the Clay family, a shareholder group which collectively owned approximately 27%of the issued and outstanding shares of Golden Queen (the “Clay Group”) at the time of the transaction. Gauss is owned 67.5% by Gauss Holdings LLC (“Gauss Holdings”, Leucadia’s investment entity) and 32.5% by Auvergne LLC (“Auvergne”, the Clay Group’s investment entity). Pursuant to the transaction, Leucadia was paid a transaction fee of $2,000,000 and $275,000 was paid to Auvergne through GQM LLC. The Company has adopted an accounting policy of expensing these transaction costs.

Variable Interest Entity

In accordance with ASC 810-10-30, the Company has determined that GQM LLC meets the definition of a VIE and that the Company is part of a related party group that, in its entirety, would meet the definition of a primary beneficiary. Although no individual variable interest holder individually meets the definition of a primary beneficiary in the absence of the related party group, Golden Queen has determined it is considered the member of the related party group most closely associated with GQM LLC. As a result, the Company has consolidated 100% of the accounts of GQM LLC in these consolidated financial statements, while presenting a non-controlling interest portion representing the 50% interest of Gauss in GQM LLC on its balance sheet. A portion of the non-controlling interest has been presented as temporary equity on the Company’s balance sheet representing the initial value of the non-controlling interest that could potentially be redeemable by Gauss in the future. The net assets of GQM LLC as of December 31, 2014 are as follows:

December 31, 2014
Assets, GQM LLC	$118,937,371
Liabilities, GQM LLC	(4,769,144)
Net assets, GQM LLC	$114,168,227

Included in assets above, is $83,282,403 in cash held as of December 31, 2014. The cash in GQM LLC is directed specifically to fund capital expenditures required to take the Project to production and settle GQM LLC’s obligations. The liabilities of GQM LLC do not have recourse to the general credit of the primary beneficiary.

GOLDEN QUEEN MINING CO. LTD.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(US dollars)

8. Related Party Transactions – Continued

(vii)	Joint Venture Transaction - Continued

Non-Controlling Interest

In accordance with ASC 810, the Company has presented Gauss’ ownership in GQM LLC as a non- controlling interest amount on the balance sheet within the equity section. However, the Amended and Restated Limited Liability Company Agreement (“LLC Agreement”) contains terms within Section 12.5 that provides for the exit from the investment in GQM LLC for an initial member whose interest in GQM LLC becomes less than 20%. The following is a summary of the terms of the clause:

Pursuant to Section 12.5, if a member becomes less than a 20% interest holder, its remaining unit interest will (ultimately) be terminated through one of three events at the non-diluted member’s option within 60 days of the diluted member’s interest dropping below 20% (the “triggering event”):

a.

Through conversion to a net smelter royalty (“NSR”) (in which case the conversion ratio is based on a pro rata percentage, determined on a linear basis, based on the following: 0-20% membership interest translates to 0-5% NSR) obligation of GQM LLC;

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

On initial recognition the amount of the temporary equity is calculated using the guidance that specifies that the initial measurement of redeemable instruments should be the carrying value. The amount allocated to temporary equity and the permanent equity on initial recognition is shown below. Temporary equity represents the amount of redeemable equity within Gauss’ ownership interest in the net assets of GQM LLC. The remaining 60% of their interest is considered permanent equity as it is not redeemable.

September 15, 2014
Net assets, GQM LLC before JV	$16,973,184
Investment by Gauss	110,000,000
Net assets, GQM LLC after JV	126,973,184
Gauss’ ownership percentage	50%
Net assets of GQM LLC attributable to Gauss	$63,486,592

Allocation of non-controlling interest between permanent equity and temporary equity:
Permanent non-controlling interest (60% of total non- controlling interest)	$38,091,955
Temporary non-controlling interest (40% of total non- controlling interest)	$25,394,637

GOLDEN QUEEN MINING CO. LTD.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(US dollars)

8. Related Party Transactions – Continued

(vi)	Joint Venture Transaction - Continued

Non-Controlling Interest - Continued

Subsequent to the initial transaction, the carrying value of the non-controlling interest will be adjusted for net income and loss and distributions pursuant to ASC 810-10 based on the same percentage allocation used to calculate the initial book value of temporary equity.

	December 31, 2014	December 31, 2013
Net and comprehensive loss in GQM LLC	$(2,804,957)	$-
Non-controlling interest percentage	50%
Net and comprehensive loss attributable to non- controlling interest	(1,402,479)	-
Net and comprehensive loss attributable to permanent non-controlling interest	$(841,487)	$-
Net and comprehensive loss attributable to temporary non-controlling interest	$(560,992)	$-

	Permanent Non-	Temporary Non-
	Controlling Interest	Controlling Interest

Carrying value of non-controlling interest, September 15, 2014	$38,091,955	$25,394,637
Distributions to non-controlling interests	(3,000,000)	(2,000,000)
Net and comprehensive loss for the period	(841,487)	(560,992)
Carrying value of non-controlling interest , end of year	$34,250,468	$22,833,645

Dilution of Interest in Subsidiary

As a result of the JV transaction, the Company’s interest in GQM LLC was diluted from 100% to 50% and ordinarily, the Company would recognize a charge on dilution. However, since the transaction was with a related party and the Company retained control, the excess has not been recognized in net income but rather has been recorded in equity as an increase to APIC based on guidance provided in ASC 810-10-55-4D and -4E.

September 15, 2014
Investment by Gauss	$110,000,000
Less:
Initial carrying value of permanent equity	(38,091,955)
Initial carrying value of temporary equity	(25,394,637)
Effect of dilution of subsidiary recorded to APIC	$46,513,408

Management Agreement

GQM LLC is managed by a board of managers comprising an equal number of representatives of each of Gauss and GQ Holdings. The initial officers of GQM LLC are Lutz Klingmann as Chief Executive Officer, and Andrée St-Germain as Chief Financial Officer. As long as a member of the Clay family holds greater that 25% of the Company, the Clay Group is entitled to appoint one of the Company’s representatives to the GQM LLC board of managers.

8. Related Party Transactions – Continued

(vi)	Joint Venture Transaction - Continued

Capital Contribution Agreement

Pursuant to the JV, GQ Holdings will have the right to make a single capital contribution to GQM LLC of between $15 million and $25 million (the “Top-Up Contribution”), with each such threshold to be reduced by 50% of the amount of any proceeds received by GQM LLC from any debt financing transaction.

GOLDEN QUEEN MINING CO. LTD.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(US dollars)

Pursuant to the JV Agreement, if the Company (through GQ Holdings) makes the Top-Up Contribution, Gauss is committed to fund an amount equal to the Top-Up Contribution to GQM LLC, and the aggregate amount of such contributions are anticipated to provide GQM LLC with the necessary funds to fully develop the Project. If the Company does not make the Top-Up Contribution, Gauss will be obligated to make up to a $40 million capital contribution to GQM LLC, in which case GQ Holdings’ ownership interest in GQM LLC will be diluted and GQ Holdings will surrender one of its board seats in GQM LLC. If Gauss makes the $40 million capital contribution, the Company will need to reassess whether the resulting dilution of its interest in the JV affects the accounting treatment of the variable interest entity and if consolidation of GQM LLC is still appropriate.

Standby Commitment

Golden Queen also entered into a backstop guarantee agreement with Gauss (the “Backstop Agreement”) whereby, if the Company conducts a rights offering, Gauss has agreed to purchase, upon the terms set forth in the Backstop Agreement, any common shares which have not been acquired pursuant to the exercise of rights under the Rights Offering at a purchase price to be determined but not to exceed $1.10 per common share, up to a maximum amount of $45 million in the aggregate. In consideration for entering into the Backstop Agreement, on closing of the Joint Venture, the Company paid Leucadia and Auvergne a standby guarantee fee of $2,250,000, of which $731,250 was paid to Auvergne.

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

9. Supplementary Disclosures of Cash Flow Information

	December 31, 2014	December 31, 2013
Cash paid during year for:
Interest	$1,145,786	$-
Income taxes	$-	$-
Non-cash financing and investing activities:
Reclassification of derivative liability for exercised stock options and warrants	$-	$338,016
Common shares issued for mineral property	$24,480	$22,568
Closing fee and legal fees related to short term debt capitalized	$1,118,695	$-
Asset retirement costs charged to mineral property interests	$71,892	$76,312
Mineral property acquired through issuance of debt	$913,132	$-
Mineral property expenditures included in accounts payable	$3,097,053	$903,309
Non-cash interest cost capitalized to mineral property interests	$2,412,015	$-
Non-cash amortization of discount and interest expense	$1,493,034	$811,327

GOLDEN QUEEN MINING CO. LTD.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
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

During the year ended December 31, 2013, the Company issued a total of 200,000 stock options that were treated as a derivative liability and in total 1,220,000 stock options were exercised during the year. Upon exercise of the options, the portion of the derivative liability that pertained to these options was re-measured and recorded at its fair value of $910,054, subsequent to which it was reclassified to additional paid-in capital. The Company measured the fair value of the derivative liability pertaining to the options exercised using the Black-Scholes pricing model with the following range of assumptions: expected volatility – 82.54% - 105.67%, expected life – 0.39 – 0.78 years, risk-free discount rate – 0.97% - 1.32%, dividend yield – 0.00%.

On December 23, 2013, the Board of the Company passed a resolution to convert the exercise prices of granted stock options to US dollars, being the functional currency of the Company. As a result of this change, the derivative liability no longer exists. In accordance with Accounting Standard 815-40-35, the Company marked the derivative liability to market and recorded the change in fair value of the derivative liability in the Consolidated Statement of Comprehensive Income (Loss). The resulting balance was reclassified to additional paid-in capital. In accordance with the Toronto Stock Exchange (the “Exchange”) guidance, the reclassification was completed at the exchange rates at the grant date of the stock options. The difference between the current foreign exchange rate and the grant date exchange rate was included in the change in fair value of the derivative liability in the profit and loss statement. The total amount reclassified to equity was $338,016.

During the year ended December 31, 2014 and the year ended December 31, 2013, there were no warrants treated as derivative liabilities.

The changes of derivative liability for options and warrants are as follows:

	December 31,	December 31,
	2014	2013

Balance, beginning of the year	$-	$3,522,071
Fair value of options granted	-	204,126
Fair value of options exercised	-	(910,054)
Change in fair value of options and warrants including foreign exchange	-	(2,478,127)
Extinguishment of liability on conversion of exercise price of options to Company’s functional currency	-	(338,016)
Balance, end of the year	$-	$-

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

GOLDEN QUEEN MINING CO. LTD.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(US dollars)

11. Financial Instruments - Continued

Fair Value Measurements - Continued

The three levels of the fair value hierarchy are as follows:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2

Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; See Notes 8 (ii) and 10 – Convertible Debentures and Derivative Liability- Options and Warrants for derivatives fair valued on a recurring basis and considered within level 2.The fair value measurement of these financial instruments use observable inputs in option price models such as the binomial and the black-scholes valuation models.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2014 and 2013, the Company had embedded derivative liabilities in connection with the Convertible Debenture (Note 8) and Options and Warrants prior to modification of the exercise price currency (Note 10).

Credit Risk

Credit risk is the risk that the counterparty to a financial instrument will cause a financial loss for the Company by failing to discharge its obligations. To mitigate exposure to credit risk on financial assets the Company has established policies to ensure liquidity of funds and ensure counterparties demonstrate minimum acceptable credit worthiness.

The Company maintains its US Dollar and Canadian Dollar cash in bank accounts with major financial institutions with high credit standings. Cash deposits held in the United States are insured by the FDIC for up to $250,000 and Canadian Dollar cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to C$100,000. Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they related to US Dollar deposits held in Canadian financial institutions. As of December 31, 2014 and 2013, the Company’s cash balances held in United States and Canadian financial institutions include $91,407,644 and $5,030,522 respectively, which are not fully insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

Interest Rate Risk

The Company holds 97% of its cash in bank deposit accounts with a single major financial institution. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash balances during the year ended December 31, 2014, a 1% decrease in interest rates would have reduced the interest income for 2014 to a trivial amount.

Foreign Currency Exchange Risk

Certain purchases of corporate overhead expenditure are denominated in Canadian Dollar. As a result, currency exchange fluctuations may impact the costs of our operations. Specifically, the appreciation of the Canadian Dollar against the US Dollar may result in an increase in the Canadian operating expenses in US dollar terms. As of December 31, 2014, the Company maintained the majority of its cash balance in US Dollar. The Company currently does not engage in any currency hedging activities.

GOLDEN QUEEN MINING CO. LTD.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
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

12. Earnings (Loss) Per Share

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Numerator:
Net income (loss) – numerator for basic EPS	$(8,469,204)	$1,978,014	$(1,270,988)
Amortization of discount	-	888,026	-
Change in derivative liability – Convertible debentures	-	(2,907,533)	-

Change in derivative – Stock options	-	(767,419)	-

Numerator for diluted EPS	$(8,469,204)	$(808,912)	$(1,270,988)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Denominator:
Denominator for basic EPS	99,611,278	98,390,561	97,981,197
Effect of dilutive securities:
Employee stock options	-	132,800	-
Convertible debenture	-	4,214,232	-
Denominator for diluted EPS	99,611,278	102,737,593	97,981,197

Basic earnings(loss) per share	$(0.09)	$0.02	(0.01)
Diluted loss per share	$(0.09)	$(0.01)	(0.01)

For the year ended December 31, 2014, 750,000 (2013 – 850,000) options and the convertible debenture were not included above as their impact would be anti-dilutive.

GOLDEN QUEEN MINING CO. LTD.
Notes to Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012
(US dollars)

13. Loan Payable

The Company entered into two financing agreements with Komatsu Financial during the year for a motor grader and a water wagon. The agreements are as follows:

December 31, 2014
Motor Grader – Acquired on December 5, 2014 for a total purchase price of $291,146 including financing fees. The loan is payable over 4 years and carries an annual interest rate of 1.80% and a monthly payment of $5,268, principal and interest. The Company made a down payment of $47,335.	$243,811

Water Wagon – Acquired on November 6, 2014 for a total purchase price of $815,374 including financing fees. The loan is payable over 4 years and carries an annual interest rate of 2.99% and a monthly payment of $15,109, principal and interest. The Company made a down payment of $132,646.	669,321
Total loan balance	913,132
Less: Current portion of loan	(222,839)

Loan payable – Long-term portion	$690,293

The loan agreements are both secured by the underlying asset.

14. Subsequent Events

No subsequent events have been identified up to the date of March 16, 2015, the date the consolidated financial statements were approved, other than denoted below.

i)	On January 5, 2015 the Company repaid the remaining portion of the January 2014 loan. Please refer to Section 8(iii) – Loans Payable for complete details.

ii)

Subsequent to December 31, 2014, mobile mining equipment was delivered to site. Shortly after receiving the equipment, the Company paid $0.3 million, which represented the sales tax and a 10% deposit. The remaining $1.8million will be financed over 48 months at an interest rate of 2.99%.

iii)	In February 2015, the Company incorporated Golden Queen Mining Canada Ltd. (“GQM Canada”), a wholly owned British Columbia subsidiary, to hold the Company’s interest in GQM Holdings.