Form 10-K/A
period 2014-12-31
GOLDEN QUEEN MINING CO LTD
filed 2015-05-06
CIK 1025362

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

0-21777
(Commission File Number)

GOLDEN QUEEN MINING CO. LTD.
(Name of registrant in its charter)

British Columbia, Canada	Not Applicable
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

Suite 2300 – 1066 West Hastings Street, British Columbia, Canada	V6E 3X2
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (604) 921-7570

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under section 12(g) of the Exchange Act: Common shares without par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes (   )      No (X)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes (   )      No (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X)      No (   )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes (X)      No (   )

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (   )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer (   )           Accelerated filer (X)           Non-accelerated filer (   )           Smaller reporting company (   )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes (   )        No (X)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the Securities and Exchange Commission on March 16, 2015, is being filed to include information for Part III, Items 10 through 14. This amendment is being filed as the Company did not file with the Securities and Exchange Commission a Definitive Proxy Statement on Schedule 14A, on or before April 30, 2015.

PART III

All references to “$” are references to United States dollars and all references to “C$” are references to Canadian dollars. As at April 28, 2015, one Canadian dollar was equal to approximately $0.8319 in United States dollars.

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The following table contains information regarding the members and nominees of the Board of Directors and the Executive of Golden Queen as of the Record Date:

Name	Age	Position	Position Held Since

H. Lutz Klingmann	75	Director	March 1, 2001
		President	May 21, 2009
		CEO	May 21, 2009
Thomas M. Clay	30	Director	January 13, 2009
		Chairman	May 30, 2013
Bryan A. Coates	57	Director	January 28, 2013
Bernard Guarnera	70	Director	May 30, 2013
Guy Le Bel	56	Director	May 30, 2013
Andrée St-Germain	35	CFO	September 18, 2013
		Corporate Secretary	September 18, 2013

Members of the Board of Directors hold office until the Company’s next annual general meeting of shareholders or until his or her successor have been duly appointed or elected and qualified. Officers of the Company serve at the discretion of the Board of Directors.

The following table sets out the names of directors of the Company, their positions and offices in the Company, principal occupations, the period of time that they have been directors of the Company, whether or not they are considered independent or non-independent, the number of shares of the Company which each beneficially owns or over which control or direction is exercised, Board/Committee membership and attendance, and other public board of directorships information:

Name, Present Office, Province/State & Country of Residence	Present Principal Occupation or Employment(1)		Security Holdings(2)
H. LUTZ KLINGMANN Director, President and CEO West Vancouver, British Columbia, Canada

Mr. Klingmann was appointed President of the Company on November 29, 2002. Mr. Klingmann is a registered professional engineer in British Columbia. The Board believes that Mr. Klingmann’s expertise and experience as a professional engineer, in mine development, and specifically his experience with the Soledad Mountain Project, is valuable as a member of the Board.

Date first appointed as a Director: March 1, 2001

Common Shares: 979,100
Independent	Board/Committee Memberships	Attendance at Meetings During 2014	Other Public Board Directorships
No	Board of Directors Technical Committee	5/5 (100%) 2/2 (100%)	None

Name, Present Office, Province/State & Country of Residence	Present Principal Occupation or Employment(1)		Security Holdings(2)
THOMAS M. CLAY Director and Chairman of the Board Providence, Rhode Island, USA

Mr. Clay’s principal occupation is Vice President of East Hill Management Company, LLC. He also serves as a director of The Clay Mathematics Institute, Inc. and of ThromboGenics NV. Mr. Clay represents the interests of certain significant shareholders of the Company, and as such, the Board believes that Mr. Clay is valuable as a member of the Board.

	Date first appointed as a Director: January 13, 2009		Common Shares: 8,222,543(3)(4)(5)
Independent	Board/Committee Memberships	Attendance at Meetings During 2014	Other Public Board Directorships
No	Board of Directors	5/5 (100%)	ThromboGenics NV

Name, Present Office, Province/State & Country of Residence	Present Principal Occupation or Employment(1)		Security Holdings(2)
BRYAN A. COATES Director Saint-Lambert, Quebec, Canada

Mr. Coates currently serves as President of Osisko Gold Royalties since June 2014. Prior to that, he was the Vice President, Finance and Chief Financial Officer of Osisko Mining. He was responsible for all activities related to financing, financial reporting, marketing relating to the gold industry, risk management and government relations. Mr. Coates has more than 30 years of progressive experience within the international and Canadian mining industry. Before joining Osisko, he was Chief Financial Officer of Iamgold (2006- 2007), Cambior Inc. (2001-2006), and Cia Minera Antamina (1998-2001). He also acts as a Member of the Board of Directors of the Fédération des Chambres de Commerce du Quebec's, the Chairman of Timmins Gold Corp., a director of NioGold Mining Corporation, as well as the chair of the Chamber's Mining Industry Committee. He is a member of the Chartered Professional Accountants of Ontario. It is the determination of the Board that Mr. Coates financial acumen in conjunction with his public company expertise is an asset to the Company.

Date first appointed as a Director: January 28, 2013

Stock Options: 50,000
Independent	Board/Committee Memberships	Attendance at Meetings During 2014	Other Public Board Directorships
Yes	Board of Directors Audit Committee Compensation Committee Nominating Committee	5/5 (100%) 4/4 (100%) 1/1 (100%) nil	Timmins Gold Corp. NioGold Mining Corporation

Name, Present Office, Province/State & Country of Residence	Present Principal Occupation or Employment(1)		Security Holdings(2)
BERNARD GUARNERA Director Las Vegas, Nevada, USA

Mr. Guarnera has over 40 years of experience in the global mining industry and is President of Broadlands Mineral Advisory Services Ltd. Mr. Guarnera was the former Chairman of the Board of Behre Dolbear Group Inc., a mining consulting firm founded in 1991. Mr. Guarnera is a registered professional engineer and a registered professional geologist. He serves as a director of the Colorado Mining Association and Northern Zinc, and is the president of Mining and Metallurgical Society of America. The Board believes that Mr. Guarnera’s technical expertise and his capital market experience make him a valuable member of the Board.

Date first appointed as a Director: May 30, 2013

Common Shares: 25,000 Stock Options: 50,000
Independent	Board/Committee Memberships	Attendance at Meetings During 2014	Other Public Board Directorships
Yes	Board of Directors Audit Committee Compensation Committee Nominating Committee Technical Committee	5/5 (100%) 4/4 (100%) 1/1 (100%) nil 2/2 (100%)	None

Name, Present Office, Province/State & Country of Residence	Present Principal Occupation or Employment(1)		Security Holdings(2)
GUY LE BEL Director Repentigny, Quebec, Canada

Mr. Le Bel is a merger and acquisitions, and business development consultant to Canadian mining companies and has over 30 years of international experience in strategic and financial planning. He currently serves as Vice President Evaluations for Capstone Mining Corp. and is a Director of RedQuest Capital Corp. Previously, Mr. Le Bel was Vice President, Business Development at Quadra Mining Ltd., and prior to that held business advisory, strategy and planning, business valuation, and financial planning management roles at BHP Billiton Base Metals Ltd., Rio Algom Ltd. and Cambior Inc. The Board believes that Mr. Le Bel’s Canadian and international experience in strategic and financial planning make him a valuable member of the Board.

Date first appointed as a Director: May 30, 2013

Stock Options: 50,000
Independent	Board/Committee Memberships	Attendance at Meetings During 2014	Other Public Board Directorships
Yes	Board of Directors Audit Committee Compensation Committee Nominating Committee Technical Committee	5/5 (100%) 4/4 (100%) 1/1 (100%) nil 2/2 (100%)	RedQuest Capital Corp.

(1)	The information as to principal occupation and business or employment has been furnished by the respective nominees.

(2)

Based upon information furnished to Golden Queen either by the directors and executive officers or from the insider reports and beneficial ownership reports filed with the SEC or available at www.sedi.ca. These amounts include beneficial ownership of securities not currently outstanding but which are reserved for immediate issuance on exercise of options.

(3)	Includes 5,599,613 shares reserved for immediate issuance on exercise of convertible debentures of which Landon T. Clay and Thomas M. Clay have shared voting and investment control.

(4)	Thomas M. Clay, Landon T. Clay, Harris Clay and Jonathan Clay have shared voting and investment control of 807,250 shares.

(5)	Landon T. Clay and Thomas M. Clay have shared voting and investment control of 10,000 shares.

The Company believes that each of the persons standing for election to the Board at the Meeting has the experience, qualifications, attributes and skills that, when taken as a whole, will enable the Board to satisfy its oversight responsibilities effectively.

Andrée St-Germain - Chief Financial Officer and Corporate Secretary. Ms. St-Germain was previously an investment banker with Dundee Capital Markets where she worked exclusively with mining companies on a variety of financings and merger and acquisition advisory assignments. She holds an International Master of Business Administration degree (Honours) from Schulich School of Business (York University).

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past ten years, none of the persons currently serving as executive officers and/or directors of the Company has been the subject matter of any of the following legal proceedings that are required to be disclosed pursuant to Item 401(f) of Regulation S-K including: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two (2) years prior to that time; (b) any criminal convictions; (c) any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (d) any finding by a court or the SEC to have violated a federal or state securities or commodities law, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud; or (e) any sanction or order of any self-regulatory organization or registered entity or equivalent exchange, association or entity. Further, no such legal proceedings are believed to be contemplated by governmental authorities against any director or executive officer.

Other than as disclosed herein, the Company is not aware of any claims, actions, proceedings or investigations pending against the Company, any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent (5%) of the Common Stock, or any associate of any such director, officer, affiliate of the Company, or security holder that, individually or in the aggregate, are material to the Company. Neither the Company nor its assets and properties is subject to any outstanding judgment, order, writ, injunction or decree that has had or would be reasonably expected to have a material adverse effect on the Company. Furthermore, the Company is not aware of any threatened lawsuits.

On January 31, 2014, the Center for Biological Diversity (the “Center”) filed an emergency petition (the “Petition”) with the United States Fish and Wildlife Service (“USFWS”) asking the USFWS to list the Mojave Shoulderband snail as a threatened or endangered species. Citing a report published more than 80 years ago, the Petition claims that the snail exists in only three places, and that most of the snail habitat occurs on Soledad Mountain, where the Company is developing its fully permitted mining operation, known locally as the Soledad Mountain Project.

On April 22, 2014, the Company learned that the USFWS had determined that there is no emergency to justify listing the Mohave Shoulderband snail as threatened or endangered under the Endangered Species Act of 1973, as amended. The USFWS has reviewed the Petition filed by the Center and has concluded that there is no imminent threat to the snail that would cause them to believe an emergency listing is required.

Even though an emergency listing was not warranted, the USFWS is required by the Endangered Species Act to continue processing the listing petition. On April 10, 2015, the USFWS announced the commencement of a 60-day public comment period as part of its decision to study the merits of the assertions made in the Petition. As USFWS states in its notice, taking this step does not mean that a listing will be warranted at the end of the 12-month study period.

The Company worked with its environmental and legal advisors to prepare a detailed response to the petition, which was filed with the USFWS on March 31, 2014. The Company’s response is available on the Company’s website at www.goldenqueen.com.

The Project has received all necessary regulatory approvals. The decision by USFWS to engage in a study does not affect the Project’s regulatory approvals or prevent the Project from moving forward.

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

The NLRB informed the Company that the NLRB’s General Counsel had found in favor of the Company in the above matter in early October 2014. The NLRB next informed the Company that the Union had decided not to sign the Settlement Agreement offered by the NLRB. The NLRB has issued a Complaint against the Union with the NLRB in the role of prosecutor. In the case the NLRB, Region 31, will be acting as a representative of the NLRB General Counsel and will be prosecuting this unfair labor practice charge against the Union.

A Field Attorney for the NLRB reported that he had his first substantive conversation with legal counsel for the Union on December 4, 2014. The Field Attorney explored the possibility of a settlement whereby the Union would agree not to enforce the 1997 PLA. Legal counsel for the Union indicated that they were not interested in a settlement because the Unions believed that the PLA was lawful and enforceable. The Field Attorney then asked the Company’s legal counsel about the possibility of a “non-Board” settlement, meaning a settlement between the Company and the Union. Our legal counsel’s response was that we had made several attempts to settle this issue and a likelihood of a settlement at this point was low. A hearing with the NLRB originally scheduled for February 2, 2015 has now been set for June 22, 2015.

We received notice that a complaint was filed on April 22, 2015, in United States District Court, District of Massachusetts, seeking recovery, pursuant Section 16(b) of the Exchange Act of alleged short-swing trading profits. The complaint was filed by Ryan T. Darby, as plaintiff, and named Landon T. Clay, a shareholder of the Company (“Clay”), and the Company as defendants, and alleges that Mr. Clay realized short-swing profits in connection with transactions in Company securities within six month periods. There can be no assurance that the Company will receive any funds as a result of this suit. Although the Company is only a nominal defendant in this action, time and money may be required to resolve it. The Company is unable to predict the timing or outcome of this litigation. Each of Mr. Clay and the Company believes that the allegations are without merit and intend to vigorously defend against the claims.

RELATIONSHIPS AMONG DIRECTORS OR EXECUTIVE OFFICERS

There are no family relationships among any of the existing directors or executive officers of Golden Queen.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) requires Golden Queen's directors, executive officers and persons who own more than 10% of a registered class of Golden Queen’s securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Golden Queen. Directors, executive officers and greater than 10% shareholders are required by SEC regulation to furnish Golden Queen with copies of all Section 16(a) reports they file.

To the Company’s knowledge, based solely on a review of Forms 3 and 4, as amended, furnished to it during its most recent fiscal year, and Form 5, as amended, furnished to it with respect to such year, the Company believes that during the year ended December 31, 2014, its directors, executive officers and greater than 10% shareholders complied with all Section 16(a) filing requirements of the Securities Exchange Act of 1934.

ETHICAL BUSINESS CONDUCT

The Board has adopted a Code of Ethics for Senior Financial Officers (the “Code”) as a guideline for the oversight of the ethical conduct of management. The Company’s audit committee monitors compliance with the Code, and the Board and audit committee are responsible for granting any waivers from the Code. During the recently completed fiscal year, there was no conduct by a director or executive officer that constituted a departure from the Code and no material change report in that respect has been filed. The Company Code of Conduct is available on the Company’s website at www.goldenqueen.com.

AUDIT COMMITTEE

The Audit Committee considers the selection and retention of independent auditors and reviews the scope and results of the audit. In addition, it reviews the adequacy of internal accounting, financial and operating controls and reviews Golden Queen’s financial reporting compliance procedures. As of the Record Date, the members of the Audit Committee are Bryan A. Coates, Bernard Guarnera and Guy Le Bel, all independent directors. Bryan A. Coates is the Chair and the “financial expert” of the Audit Committee. The Board of Directors has adopted a written charter for the Audit Committee. The Audit Committee charter is available on the Company’s website at www.goldenqueen.com. During the fiscal year ended December 31, 2014, the Audit Committee held four (4) meetings, during which all audit committee members were present.

As part of its oversight of our financial reporting process, the directors have: (1) reviewed and discussed with management our audited financial statements for the year ended December 31, 2014; (2) received a report from BDO Canada LLP our independent auditors, on the communications pursuant to the applicable standards and discussed the same with BDO Canada LLP; (3) received the written disclosures and the letter from the auditors required by Public Company Accounting Oversight Board Rule 3526 regarding the independent accountant’s communications with the audit committee concerning independence, and discussed with the independent accountant the independent accountant’s independence; and (4) considered whether or not the provision of non-audit services by the auditors is compatible with maintaining their independence and has concluded that it is compatible at this time.

Based on the foregoing review and discussions, the Audit Committee recommended to the Board that the audited financial statements should be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015.

Submitted by the Audit Committee.
Bryan A. Coates, Chair
Bernard Guarnera, Member
Guy Le Bel, Member

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the total compensation of Golden Queen’s president and chief executive officer, chief financial officer, and the chief operating officer (the “Named Executive Officers”) during the last three completed fiscal years for services rendered to Golden Queen in all capacities.

							Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation
Position	Year	($)	($)(5)	($)	($)(1)	($)	($)	($)	Total ($)

Lutz	2014	$163,465	$40,743	Nil	Nil	Nil	Nil	Nil	$204,208
Klingmann	2013	$159,524	$32,907	Nil	Nil	Nil	Nil	$1,905	$194,336
President, CEO	2012	$138,885	Nil	Nil	Nil	Nil	Nil	$2,017	$140,902

G. Ross	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
McDonald(2)	2013	$21,987	Nil	Nil	Nil	Nil	Nil	Nil	$21,987
Former CFO	2012	$29,930	Nil	Nil	Nil	Nil	Nil	Nil	$29,930

Andrée St-
Germain(3)	2014	$135,817	$167,783	Nil	$141,181	Nil	Nil	Nil	$444,781
CFO	2013	$47,010	$9,402	Nil	$161,353	Nil	Nil	Nil	$217,765

Laurence
Morris(4)	2014	$129,041	Nil	Nil	$92,490	Nil	Nil	$33,566	$255,097
COO	2013	$87,500	Nil	Nil	$93,935	Nil	Nil	Nil	$181,435

(1)

The determination of the value of option awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in the Company’s consolidated financial statements for the fiscal years ended December 31, 2013 and December 31, 2014. The value of the 2013 option awards is based on the options that had vested as of December 31, 2013: 100,000 vested options for the CFO and 100,000 vested options for the former COO. The 2014 option awards reflect the value of the options issued in 2013 to the CFO and former COO but vested during fiscal 2014: 200,000 vested options for the CFO and 100,000 vested options for the former COO. The former COO resigned in November 2014 and as a result 100,000 unvested options were cancelled.

(2)	G. Ross McDonald was the Chief Financial Officer of the Company until September 18, 2013.

(3)

Andrée St-Germain was appointed the Chief Financial Officer on September 18, 2013. The bonus granted to Ms. St-Germain in 2014 includes a bonus target of C$150,000 as set out in her employment contract. See note 1 for details on the option award.

(4)	Laurence Morris was appointed the Chief Operating Officer on May 22, 2013 and resigned on November 11, 2014. See note 1 for details on the option award.

(5)
The 2014 bonus granted to Mr. Lutz Klingmann was approved and granted subsequent to fiscal year 2014. A portion of the 2014 bonus granted to Ms. St-Germain was approved and granted subsequent to fiscal year 2014.

OPTION GRANTS DURING THE MOST RECENTLY COMPLETED FISCAL YEAR

The Board approves the issuance of stock options to our directors, officers, employees and consultants. Unless otherwise provided by the Board of Directors, all vested options are exercisable for a term of five (5) years from the date of grant. During the fiscal year ended December 31, 2014, there were no options granted to the Named Executive Officers.

AGGREGATED STOCK OPTION EXERCISES DURING THE MOST RECENTLY COMPLETED FISCAL
YEAR AND FISCAL YEAR-END OPTION VALUES

There were no stock options exercised by the Named Executive Officers during the Company’s fiscal year ended December 31, 2014.

OUTSTANDING EQUITY AWARDS AT THE MOST RECENTLY COMPLETED FISCAL YEAR

The following table sets forth the information concerning all option-based awards outstanding for each of Golden Queen’s Named Executive Officers as of December 31, 2014:

	Number of	Number of
	Securities	Securities	Equity Incentive Plan
	Underlying	Underlying	Awards; Number of
	Unexercised	Unexercised	Securities Underlying	Option
	Options	Options	Unexercised	Exercise
Name and	(#)	(#)	Unearned Options	Price	Option Expiration
Principal Position	Exercisable	Unexercisable	(#)	($)	Date

Lutz Klingmann	Nil	Nil	Nil	N/A	N/A
President, CEO

Andrée St-Germain	300,000	Nil	Nil	$1.26	September 18, 2018
CFO

Laurence Morris	200,000	Nil	Nil	$1.16	November 11, 2015
COO (1)

(1)	Laurence Morris was appointed the Chief Operating Officer on May 22, 2013 and resigned on November 11, 2014.

DIRECTORS COMPENSATION

The following table sets out the compensation provided to the members of the Board during the Company’s year ended December 31, 2014:

					Change in
					Pension Value
	Fees				and Non-
	Earned			Non-Equity	Qualified
	or Paid	Stock	Option	Incentive Plan	Deferred	All Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
H. Lutz Klingmann	Nil	Nil	Nil	Nil	N/A	Nil	Nil
Thomas M. Clay	$20,000	Nil	Nil	Nil	N/A	Nil	$20,000
Bryan A. Coates(1)	$37,971	Nil	Nil	Nil	N/A	Nil	$37,971
Bernard Guarnera(1)(2)	$48,750	Nil	Nil	Nil	N/A	Nil	$48,750
Guy Le Bel(1)(2)	$43,478	Nil	Nil	Nil	N/A	Nil	$43,478

(1)

Fees earned for Bryan A. Coates, Bernard Guarnera and Guy Le Bel include $20,000 each for their contribution to the special committee. The special committee was formed to oversee the joint venture transaction with Gauss, LLC.

(2)	Bernard Guarnera and Guy Le Bel received a fee of $10,000 each for their contribution to the technical committee.

It is currently the policy of the Company to grant options to purchase Common Shares to its directors under the Company’s 2013 Stock Option Plan.

Other than as disclosed, there are no other arrangements under which directors of the Company were compensated by the Company during the year ended December 31, 2014 for their services in their capacity as directors and, without limiting the generality of the foregoing, no additional amounts are payable under any standard arrangements for committee participation or special assignments, except that the Articles of the Company provide that the directors are entitled to be paid reasonable traveling, hotel and other expenses incurred by them in the performance of their duties as directors. The Company’s Articles also provide that if a director is called upon to perform any professional or other services for the Company that, in the opinion of the directors, is outside of the ordinary duties of a director, such director may be paid a remuneration to be fixed by the directors and such remuneration may be either in addition to or in substitution for any other remuneration that such director may be entitled to receive.

COMPENSATION COMMITTEE

Composition of the Compensation Committee

The members of the Compensation Committee during the year ended December 31, 2014 were Bernard Guarnera who serves as the Committee’s Chairman, Bryan A. Coates, and Guy Le Bel. Each Compensation Committee member is an independent director.

Report on Executive Compensation and Compensation Discussion and Analysis

The Compensation Committee of the Board of Directors is responsible for reviewing and approving the remuneration of the senior management of the Company, including the President and Chief Executive Officer and the Chief Financial Officer.

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

The Compensation Committee has no formal process for determining appropriate base salary ranges. Currently the Company pays compensation in the form of a base salary to its President and its Chief Financial Officer. The base salary to the President was based on a proposal from the President, which was accepted by the Company after considering his experience and expected responsibility and contribution to the Company. The base salary of the Chief Financial Officer was negotiated based on industry comparables and the Chief Financial Officer’s experience.

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

The Compensation Committee is responsible for considering the appropriateness and effectiveness of the Company’s executive compensation policies, given prevailing circumstances. Although the shareholder vote on executive compensation, which is submitted to shareholders every three (3) years, is non-binding, the Compensation Committee will review the voting results in connection with the on-going evaluation of the Company’s compensation program.

The Compensation Committee may not delegate any of its authority to other persons.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee served as an officer or employee of the Company during the fiscal year ended December 31, 2014 (or subsequently). No current member of the Compensation Committee formerly served as an officer of the Company, and none of the current members of the Compensation Committee have entered into a transaction with the Company in which they had a direct or indirect interest that is required to be disclosed pursuant to Item 404 of Regulation S-K.

Compensation Committee Report

The Compensation Committee hereby reports to the Board that, in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, we have:

•	reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of SEC Regulation S-K; and

•	based on such review and discussion, we recommend to the Board that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Submitted by the Compensation Committee.
Bernard Guarnera, Chair
Bryan A. Coates, Member
Guy Le Bel, Member

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets out information as of the end of the fiscal year ended December 31, 2014 with respect to compensation plans under which equity securities of the Company are authorized for issuance. Subsequent to the year-end, 50,000 options have expired:

Number of Securities Remaining
	Number of Securities to	Weighted-Average	Available for Future Issuances
	be Issued Upon Exercise	Exercise Price of	Under Equity Compensation Plan
	of Outstanding Options,	Outstanding Options.	(Excluding Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation	750,000	$1.29	6,450,000
Plans Approved by
Security Holders

Equity Compensation	Nil	Nil	Nil
Plans Not Approved
by Security Holders

Total:	750,000	$1.29	6,450,000

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

To the knowledge of the directors and officers of the Company, no person or corporation beneficially owns directly or indirectly, or exercises control or direction over, more than 5% of the outstanding Common Shares as of April 28, 2015, except as described below:

	Number of		Approximate %
Name and Address	Shares(1)	Nature of Ownership	of Total Issued (6)

Landon T. Clay	18,759,736	Sole voting and investment control	17.0%
Providence, RI, USA	8,868,132(2)(3)(4)(5)	Shared voting and investment control	8.0%

Thomas M. Clay	1,805,680	Sole voting and investment control	1.6%
Providence, RI, USA	6,416,863(2)(4)(5)	Shared voting and investment control	5.8%

Jonathan Clay	8,422,016	Sole voting and investment control	7.6%
New York, NYC, USA	807,250(4)	Shared voting and investment control	0.7%

Sprott Asset Management LP	7,130,800	Sole voting and investment control	6.5%
Toronto, ON, Canada

(1)

The information relating to the above share ownership was obtained by the Company from insider reports and beneficial ownership reports on Schedule 13D filed with the SEC or available at www.sedi.ca, or from the shareholder, and includes direct and indirect holdings.

(2)	Includes 5,599,613 shares reserved for immediate issuance on exercise of convertible debentures of which Landon T. Clay and Thomas M. Clay have shared voting and investment control.

(3)	Landon T. Clay and Harris Clay have shared voting and investment control of 2,451,269 shares.

(4)	Landon T. Clay, Thomas M. Clay, Harris Clay and Jonathan Clay have shared voting and investment control of 807,250 shares.

(5)	Landon T. Clay and Thomas M. Clay have shared voting and investment control of 10,000 shares.

(6)	Total diluted shares issued includes 700,000 options outstanding at the Record Date and 9,708,736 shares reserved for immediate issuance on exercise of convertible debentures

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of April 28, 2015 by:

(i)	each director of Golden Queen;
(ii)	each of the Named Executive Officers of Golden Queen; and
(iii)	all directors and executive officers as a group.

Except as noted below, Golden Queen believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares, except as noted in the footnote below the table.

		Percentage of
	Shares	Shares
Name and Address of	Beneficially	Beneficially
Beneficial Owner	Owned	Owned(5)

H. LUTZ KLINGMANN, Director, President, Chief Executive Officer,	979,100	0.9%
West Vancouver, BC

THOMAS M. CLAY, Director	8,222,543(2)(3)(4)	7.5%
Providence, RI

BRYAN A. COATES, Director	50,000(1)	0.05%
Saint-Lambert, QC

		Percentage of
	Shares	Shares
Name and Address of	Beneficially	Beneficially
Beneficial Owner	Owned	Owned(5)
BERNARD GUARNERA, Director	75,000(1)	0.07%
Las Vegas, NV

GUY LE BEL, Director	50,000(1)	0.05%
Repentigny, QC,

ANDRÉE ST-GERMAIN, Chief Financial Officer and Corporate Secretary	300,000(1)	0.3%
Vancouver, BC

All officers and directors (6) persons	9,676,643	8.8%

(1)

These amounts include beneficial ownership of securities not currently outstanding but which are reserved for immediate issuance on exercise of options. In particular, these amounts include shares issuable upon exercise of options as follows: 50,000 shares issuable to Bryan A. Coates, 50,000 shares issuable to Guy Le Bel, 50,000 shares issuable to Bernard Guarnera and 300,000 shares issuable to Andrée St-Germain.

(2)	Includes 5,599,613 shares reserved for immediate issuance on exercise of convertible debentures of which Landon T. Clay and Thomas M. Clay have shared voting and investment control.

(3)	Thomas M. Clay, Landon T. Clay, Harris Clay and Jonathan Clay have shared voting and investment control of 807,250 shares.

(4)	Landon T. Clay and Thomas M. Clay have shared voting and investment control of 10,000 shares.

(5)	Total diluted shares issued includes 700,000 options outstanding as at the Record Date and 9,708,736 shares reserved for immediate issuance on exercise of convertible debentures.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Policy regarding transactions with management and others

Pursuant to its written charter, our Audit Committee has the responsibility to review all related party transactions on an ongoing basis.

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

On January 1, 2014, the Company entered into an agreement to secure a $10,000,000 loan (the “January Loan”). The January Loan is provided by members of the Clay family including $7,500,000 to be provided by an investment vehicle managed by Thomas M. Clay, a Director and insider of the Company. The January Loan has a twelve-month term and bears an annual interest rate of 5%, payable on the maturity date. If the January Loan is repaid on a date that is less than 183 days before the maturity date, the Company will pay the Lenders an amount of 105% of the principal amount plus interest on the principal amount at the rate of 5% per annum accrued to the date the January Loan is repaid. The January Loan was repaid in full on the maturity date from the proceeds of new loan agreements with the lenders. For more detail, see the description of the December 31, 2014 transaction below.

On June 9, 2014, Golden Queen announced it had entered into an agreement with Gauss LLC (“Gauss”) to form a joint venture to develop and operate the Project. At the Company’s special meeting of shareholders held on September 9, 2014, the Company’s shareholders voted overwhelmingly in support of the resolution approving the Joint Venture Transaction. The Joint Venture Transaction subsequently closed on September 15, 2014. Pursuant to the agreement, the Company converted its wholly-owned subsidiary, Golden Queen Mining Co,, Inc. that was developing the Project, into a California limited liability company; Golden Queen Mining Company, LLC (“GQM LLC”). On closing of the Joint Venture Transaction, Gauss acquired 50% of GQM LLC in exchange for a $110 million investment. Golden Queen Mining Holdings, a newly incorporated subsidiary of Golden Queen holds the other 50% of GQM LLC. Gauss is a funding vehicle owned by entities controlled by Leucadia National Corporation (“Leucadia”) and certain members of the Clay family (the “Clay Group”), a shareholder group, which, at the time of the Joint Venture Transaction, collectively owned approximately 27% of the issued and outstanding shares of Golden Queen. Gauss is owned 67.5% by Gauss Holdings LLC (Leucadia’s investment entity) and 32.5% by Auvergne LLC (“Auvergne”, the Clay Group’s investment entity).

In July 2014, Golden Queen Mining Co., Inc. (the predecessor of GQM LLC) entered into an agreement for a $10,000,000 short-term loan (the “Advance”) with Leucadia and Auvergne,with the Company as guarantor. Leucadia provided $6,500,000 and Auvergne provided $3,500,000 of the Advance respectively. The Advance had an interest rate of 10.0% per annum, compounded monthly. Auvergne is managed by Thomas M. Clay, a Director and insider of the Company. On closing of the Joint Venture Transaction on September 15, 2014, GQM LLC applied part of the investment of $110,000,000 to repayment of principal and accrued interest on the Advance.

On December 31, 2014, the Company entered into an agreement with members of the Clay family to secure a $12,500,000 loan (the “December Loan”) including approximately $9,375,000 provided by an investment vehicle managed by Thomas M. Clay. Golden Queen issued two (2) promissory notes, each due July 1, 2015, with an annual interest rate of 10.0%, payable quarterly on the first business day of each quarter. A portion of the proceeds of the December Loan was used to retire the January Loan, including principal, accrued interest and an additional charge, for an aggregate payment of approximately $11,000,000. Golden Queen paid the lenders a closing fee of $1,000,000, and the balance of the proceeds of the December Loan will be used for expenses and general corporate purposes.

Item 14. Principal Accounting Fees and Services

BDO Canada LLP has served as the Company’s independent auditors since November 13, 1996, and has been appointed by the Board of Directors to continue as the Company’s independent auditor for the Company’s fiscal year ending December 31, 2015, and until the next annual general meeting of shareholders.

The fees for services provided by BDO Canada LLP to us in each of the fiscal years ended 2013 and 2014 were as follows:

Fees	2014	2013
Audit Fees(1)	C$356,169	C$184,308
Audit-Related Fees(2)	C$26,371	C$6,955
Tax Fees(3)	C$94,299	C$13,071
All Other Fees(4)	$Nil	$Nil
Total	C$476,839	C$204,334

(1) “Audit Fees” include fees necessary to perform the annual audit of the Company’s consolidated financial statements. Audit Fees include fees for review of tax provisions and for accounting consultations on matters reflected in the financial statements. Audit Fees also include audit or other attest services required by legislation or regulation, such as comfort letters, consents, reviews of securities filings and statutory audits. Audit fees also include services related to the review of the Company’s quarterly financial reports. The 2014 audit fees include C$76,916 in fees related to quarterly reviews of the Company's consolidated financial statements and C$60,745 in fees related to the audit of the Company's 50%-owned subsidiary, GQM LLC. The 2013 audit fees include C$50,397 in fees related to quarterly reviews of the Company's consolidated financial statements.

(2) “Audit-Related Fees” include services that are traditionally performed by the auditor. These audit-related services include employee benefit audits, due diligence assistance, accounting consultations on proposed transactions, internal control reviews and audit or attest services not required by legislation or regulation.

(3) “Tax Fees” include fees for all tax services other than those included in “Audit Fees” and “Audit-Related Fees”. This category includes fees for tax compliance, tax planning and tax advice. Tax planning and tax advice includes assistance with tax audits and appeals, tax advice related to mergers and acquisitions, and requests for rulings or technical advice from tax authorities. Included in the 2013 tax fees is a credit memo of C$30,281 issued in 2014 for invoices issued in 2013.

(4) “All Other Fees” include all other non-audit services.

PART IV

Item 15. Exhibits

Exhibit	Description of Exhibit	Manner of Filing
No.
31.1	Rule 13a-14(a)/15(d)-14(a) Certification - Principal Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15(d)-14(a) Certification - Principal Financial Officer	Filed herewith

32.1	Section 1350 Certification - Principal Executive Officer	Filed herewith

32.2	Section 1350 Certification - Principal Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN QUEEN MINING CO. LTD.

By:	/s/ H. Lutz Klingmann
H. Lutz Klingmann
President and Principal Executive Officer

Date: May 6, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. Lutz Klingmann	President, Principal Executive Officer, and Director	May 6, 2015
H. Lutz Klingmann

/s/ Thomas Clay	Chairman	May 6, 2015
Thomas Clay

/s/ Bryan A. Coates	Director	May 6, 2015
Bryan A. Coates

/s/ Guy Le Bel	Director	May 6, 2015
Guy Le Bel

/s/ Bernard Guarnera	Director	May 6, 2015
Bernard Guarnera

/s/ Andree St-Germain	Principal Financial Officer	May 6, 2015
Andree St-Germain