Form 10-Q
period 2015-03-31
GOLDEN QUEEN MINING CO LTD
filed 2015-05-11
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

000-21777
(Commission File Number)

GOLDEN QUEEN MINING CO. LTD.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	Not Applicable
(State or other jurisdiction of incorporation)	(IRS Employer Identification) No.)

2300 – 1066 West Hastings Street
Vancouver, British Columbia
V6E 3X2 Canada
(Address of principal executive offices)

Issuer’s telephone number, including area code: (778) 373-1557

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
As of May 11, 2015 the registrant’s outstanding common stock consisted of 99,928,683 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Golden Queen Mining Co. Ltd.
Condensed Consolidated Interim Financial Statements
March 31, 2015

(US Dollars)

GOLDEN QUEEN MINING CO. LTD.
Condensed Consolidated Interim Balance Sheets
(Unaudited - US dollars)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash (Note 7(i))	$69,083,604	$91,407,644
Receivables	34,501	52,136
Prepaid expenses and other current assets	257,742	114,625

Total current assets	69,375,847	91,574,405
Property (Note 2)	243,767	251,467
Mineral property interests (Note 3)	61,353,090	37,138,134
Reclamation financial assurance (Note 5)	553,343	553,329
Total Assets	$131,526,047	$129,517,335

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 7(i))	$5,866,495	$3,309,476
Interest payable (Note 7(ii) and (iii))	415,892	320,721
Closing fee payable (Note 7(iii))	-	250,000
Notes payable (Note 7(iii))	11,918,034	13,881,305
Current portion of loan payable (Note 10)	931,828	222,839
Derivative liability–convertible debenture (Note 7(ii))	1,931,519	1,829,770
Convertible debenture (Note 7(ii))	6,823,493	6,649,967

Total current liabilities	27,887,261	26,464,078
Asset retirement obligations (Note 5)	624,142	624,142
Loan payable (Note 10)	2,847,287	690,293

Total Liabilities	31,358,690	27,778,513
Temporary Equity
Redeemable portion of non-controlling interest (Note 7(vi))	22,718,963	22,833,645
Shareholders’ Equity
Common shares, no par value, unlimited shares authorized99,928,683 (2014 – 99,778,683) shares issued and outstanding (Notes 4 and 7(i))	62,860,443	62,709,015
Additional paid-in capital (Note 7(vi))	56,390,510	56,390,510
Deficit accumulated	(75,881,003)	(74,444,816)

Total shareholders’ equity attributable to GQM Ltd.	43,369,950	44,654,709
Non-controlling interest (Note 7(vi))	34,078,444	34,250,468

Total Shareholders’ Equity	77,448,394	78,905,177

Total Liabilities, Temporary Equity and Shareholders’ Equity	$131,526,047	$129,517,335

Basis of Presentation and Ability to Continue as a Going Concern (Note 1)
Commitments and Contingencies (Note 6)
Subsequent Events (Note 13)

Approved by the Directors:

“H. Lutz Klingmann”	“Thomas M. Clay”
H. Lutz Klingmann, Director	Thomas M. Clay, Director

See Accompanying Summary of Accounting Policies and Notes to Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.
Condensed Consolidated Interim Statements of Income/(Loss) and Comprehensive Income/(Loss)
(Unaudited - US dollars)

	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014

General and administrative expenses (Notes 7 and 12)	$(739,533)	$(1,065,257)
Change in fair value of derivative liability including change in foreign exchange (Note 7(ii))	(101,749)	(5,747,376)

	(841,282)	(6,812,633)

Interest expense (Note 7(v))	(947,753)	(691,297)
Interest income	66,142	9,292
Net and comprehensive income (loss) for the period	(1,722,893)	(7,494,638)
Add: Net and comprehensive loss attributable to the non-controlling interest for the period (Note 7(vi))	286,706	-
Net and comprehensive income (loss) attributable to Golden Queen Mining Co Ltd. for the period	$(1,436,187)	$(7,494,638)

Income (loss) per share - basic (Note 9)	$(0.01)	$(0.08)

Income (loss) per share - diluted (Note 9)	$(0.01)	$(0.08)

Weighted average number of common shares outstanding - basic	99,785,350	99,260,653

Weighted average number of common shares outstanding - diluted	99,785,350	99,260,653

See Accompanying Summary of Accounting Policies and Notes to Condensed Consolidated Interim Financial
Statements

GOLDEN QUEEN MINING CO. LTD.
Condensed Consolidated Interim Statements of Shareholders’ Equity, Non-controlling Interest and Redeemable Portion of Non-controlling Interest
(Unaudited - US dollars)

								Redeemable
					Total Shareholders’		Total	Portion of Non-
	Common		Additional	Deficit	Equity attributable	Non-controlling	Shareholders’	controlling
	Shares	Amount	Paid-in Capital	Accumulated	to GQM Ltd	Interest	Equity	Interest
Balance, December 31, 2013	99,233,383	$62,289,402	$9,927,142	$(65,975,612)	$6,240,932	$-	$6,240,932	$-
Issuance of common shares for mineral property	15,300	24,480	-	-	24,480	-	24,480	-
Stock options exercised	530,000	395,133	(283,712)	-	111,421	-	111,421	-
Stock-based compensation	-	-	233,672	-	233,672	-	233,672	-
Dilution of ownership interest in subsidiary to non-controlling interest	-	-	46,513,408	-	46,513,408	38,091,955	84,605,363	25,394,637
Distributions to non- controlling interest	-	-	-	-	-	(3,000,000)	(3,000,000)	(2,000,000)
Net loss for the year	-	-	-	(8,469,204)	(8,469,204)	(841,487)	(9,310,691)	(560,992)

Balance, December 31, 2014	99,778,683	$62,709,015	$56,390,510	$(74,444,816)	$44,654,709	$34,250,468	$78,905,177	22,833,645
Issuance of common shares as part of management agreement	150,000	151,428	-	-	151,428	-	151,428	-
Net loss for the period	-	-	-	(1,436,187)	(1,436,187)	(172,024)	(1,608,211)	(114,682)

Balance, March 31, 2015	99,928,683	$62,860,443	$56,390,510	$(75,881,003)	$43,369,950	$34,078,444	$77,448,394	$22,718,963

See Accompanying Summary of Accounting Policies and Notes to Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD. Condensed
Consolidated Interim Statements of Cash Flows
(Unaudited - US dollars)

	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014
Operating activities:
Net income (loss) for the period	$(1,722,893)	$(7,494,638)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Amortization and depreciation	7,700	9,327
Amortization of debt discount and interest accrual	934,342	691,297
Change in fair value of derivative liabilities including change in foreign exchange	101,749	5,747,376
Shares for services (Note 12)	151,428	-
Stock-based compensation	-	96,074
Unrealized foreign exchange	(581,102)	(179,506)
Changes in assets and liabilities:
Receivables	17,635	(11,582)
Prepaid expenses and other current assets	(143,117)	17,047
Accounts payable and accrued liabilities	132,611	107,920
Interest payable	(250,000)	-

Cash used in operating activities	(1,351,647)	(1,016,685)

Investment activities:
Additions to mineral property interests	(18,222,379)	(3,087,272)
Release (Purchase) of financial assurance	(14)	15

Cash used in investing activities	(18,222,393)	(3,087,257)
Financing activities:
Borrowing under short-term debt	-	10,000,000
Repayment of short-term debt	(2,500,000)	-
Closing fees related to short-term debt	(250,000)	-
Issuance of common shares upon exercise of stock options	-	12,721

Cash (used in)/provided by financing activities	(2,750,000)	10,012,721

Net change in cash	(22,324,040)	5,908,779
Cash, Beginning balance	91,407,644	5,030,522
Cash, Ending balance	$69,083,604	$10,939,301

Supplementary Disclosures of Cash Flow Information (Note 8)

See Accompanying Summary of Accounting Policies and Notes to Condensed Consolidated Interim Financial
Statements

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended March 31, 2015
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

These condensed consolidated interim financial statements include the accounts of Golden Queen, a British Columbia corporation, its wholly-owned subsidiaries, Golden Queen Mining Canada Ltd. (“GQM Canada”), GQM Holdings, a US (State of California) corporation, and GQM LLC, a limited liability company in which Golden Queen has a 50% interest, through GQM Holdings. GQM LLC meets the definition of a Variable Interest Entity (“VIE”). Golden Queen has determined it is the member of the related party group that is most closely associated with GQM LLC and, as a result, is the primary beneficiary who consolidates GQM LLC.

Generally Accepted Accounting Principles (“GAAP”) The condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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
For the Three Months Ended March 31, 2015
(Unaudited - US dollars)

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

Drilling and related costs are either classified as exploration or secondary development, as defined above, and charged to operations as incurred, or capitalized, based on the following criteria:

•	Whether or not the costs are incurred to further define mineralization at and adjacent to existing reserve areas or intended to assist with mine planning within a reserve area;
•	Whether or not the drilling costs relate to an ore body that has been determined to be commercially mineable, and a decision has been made to put the ore body into commercial production; and
•

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

If all of these criteria are met, drilling and related costs are capitalized. Drilling costs not meeting all of these criteria are expensed as incurred. The following factors are considered in determining whether or not the criteria listed above have been met, and capitalization of drilling costs is appropriate:

•	Completion of a favourable economic study and mine plan for the ore body targeted;
•	Authorization of development of the ore body by management and/or the Board of Directors; and
•	All permitting and/or contractual requirements necessary for us to have the right to or control of the future benefit from the targeted ore body have been met.

Once production has commenced, capitalized costs will be depleted using the units-of-production method over the estimated life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for that period.

We assess the carrying cost of our mineral properties for impairment whenever information or circumstances indicate the potential for impairment. Such evaluations compare estimated future net cash flows with our carrying costs and future obligations on an undiscounted basis. If it is determined that the future undiscounted cash flows are less than the carrying value of the property, a write down to the estimated fair value is charged to the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the period. Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses if the carrying value can be recovered.

Capitalized Interest For significant exploration and development projects, interest is capitalized as part of the historical cost of developing and constructing assets in accordance with ASC 835-20 ("capitalization of interest"). Interest is capitalized until the asset is ready for service. Capitalized interest is determined by multiplying the Company’s weighted-average borrowing cost on general debt by the average amount of qualifying costs incurred. Once an asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depletion or impairment. See Note 7(v) - Amortization of Discount and Interest Expense.

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

Foreign Currency Translation The Company’s functional and reporting currency, the US dollar, is the primary economic currency. Assets and liabilities in foreign currencies are generally translated into US dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at exchange rates on the date of the transaction. Where amounts denominated in a foreign currency are converted into US dollars by remittance or repayment, the realized exchange differences are included in other income. The exchange rates prevailing at March 31, 2015 and December 31, 2014 were $1.27 and $1.16, and stated in Canadian dollars per one US dollar, respectively. The average rates of exchange during the three months ended March 31, 2015 and the year ended December 31, 2014 were $1.24 and $1.10, stated in Canadian dollars per one US dollar, respectively.

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended March 31, 2015
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

Future reclamation expenditures are difficult to estimate due to the early-stage nature of the Project, the uncertainties associated with defining the nature and extent of environmental disturbance, the application of laws and regulations by regulatory authorities and changes in reclamation requirements. The Company periodically reviews the provision for such reclamation costs as evidence indicating that the liabilities have potentially changed. Changes in estimates are reflected in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) in the period an estimate is revised.

The Company is unable to determine the estimated timing of expenditures relating to reclamation accruals. It is reasonably possible that the ultimate cost of reclamation and remediation could change in the future and that changes to these estimates could have a material effect on future operating results as new information becomes known.

Estimates The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and judgements have been made by Management in several areas including the accounting for the joint venture transaction and determination of the temporary and permanent non-controlling interest (Note 7(vi)), the recoverability of mineral properties expenditures, reclamation reserves (Note 3) and convertible debenture (Note 7(ii)). Actual results could differ from those estimates.

Fair Value of Financial Instruments The carrying amounts reported in the balance sheets for cash, receivables, accounts payable and accrued liabilities, interest payable, closing fee payable and notes payable approximate fair values because of the immediate or short-term maturity of these non-level 3 financial instruments. The fair value of the loans payable approximates the carrying value as the interest rates are based on the market rates as they were initiated during the quarter or just before December 31, 2014.The carrying amount of the convertible debt instrument is being recorded at amortized cost using the effective interest rate method. As at March 31, 2015, the estimated fair value of the convertible debt using a discounted cash flow analysis based on an interest rate for a similar type of instrument without a conversion feature was $8,456,064 (December 31, 2014: $7,972,993). The fair value of the reclamation financial assurance approximates the carrying value due to its short term nature. The embedded derivative in connection with the convertible debenture is being recorded at its fair value using an acceptable valuation model at each reporting period.

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

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended March 31, 2015
(Unaudited - US dollars)

Stock Option Plan The Company’s current stock option plan (the “Plan”) was adopted by the Company in 2013 and approved by shareholders of the Company in 2013. The Plan provides a fixed number of 7,200,000 common shares of the Company that may be issued pursuant to the grant of stock options. The exercise price of stock options granted under the Plan shall be determined by the Company’s Board of Directors (the “Board”), but shall not be less than the volume-weighted, average trading price of the Company’s shares on the TSX for the five trading days immediately prior to the date of the grant. The expiry date of a stock option shall be the date so fixed by the Board subject to a maximum term of five years. The Plan provides that stock options will terminate on the earlier of the expiry of the term and (i) 12 months from the date an option holder dies, (ii) 12 months from the date the option holder ceases to act as a director or officer of the Company, or (iii) 12 months from the date the option holder ceases to be employed, or engaged as a consultant, by the Company. All options granted under the 2013 Plan will be subject to such vesting requirements as may be prescribed by the TSX, if applicable, or as may be imposed by the Board. A total of 750,000 (December 31, 2014 – 750,000) common shares were issuable pursuant to such stock options as at March 31, 2015.

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
For the Three Months Ended March 31, 2015
(Unaudited - US dollars)

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

This update will come into effect for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is assessing the impact of this standard. ii) In February, 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis which focuses on the consolidation evaluation for reporting organizations (public and private companies and not-for-profit organizations) that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the standards and improves current GAAP by:

•

Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met.

•	Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE).
•	Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.

The ASU will be effective for periods beginning after December 15, 2015, for public companies. Early adoption is permitted, including adoption in an interim period. The Company is assessing the impact of this standard.

iii) In April, 2015, FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) which focuses on simplifying the presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update.

The ASU will be effective for periods beginning after December 15, 2015, for public companies. Early adoption is permitted, including adoption in an interim period. The Company is assessing the impact of this standard.

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended March 31, 2015
(Unaudited - US dollars)

1. Basis of Presentation and Ability to Continue as a Going Concern

The accompanying unaudited condensed consolidated interim financial statements and notes to the unaudited condensed consolidated interim financial statements contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of Golden Queen Mining Co. Ltd. and its consolidated subsidiaries. These unaudited condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in our annual report filed on Form 10-K for the year ended December 31, 2014, as it may be amended from time to time.

The results of operations for the periods presented may not be indicative of those which may be expected for a full year. The unaudited condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures are adequate for the information not to be misleading.

The Company has had no revenues from operations since inception and as at March 31, 2015 had a deficit of $75,881,003 (December 31, 2014 - $74,444,816) and working capital of $41,488,586 (December 31, 2014 –$65,110,327).

On June 9, 2014, the Company announced that it had entered into an agreement (the “JV”) with Gauss LLC (“Gauss”) for a 50% interest in the Project. On September 9, 2014, the Company’s shareholders approved the JV, which then closed on September 15, 2014. Pursuant to the JV, the Company’s wholly owned subsidiary, Golden Queen Mining Co., Inc. (“GQM Inc.”) was converted into a limited liability company, GQM LLC. On closing of the JV, Gauss invested $110,000,000 into GQM LLC and received 110,000 newly created membership units of GQM LLC to give it 50% ownership, with the Company retaining 50% interest in GQM LLC through its newly formed and wholly owned subsidiary GQM Holdings. The JV and thus the Project continues to be consolidated in the financial statements of Golden Queen. See Note 7 (vi) for complete details on the JV. The funds received from Gauss’ investment will help the Company move the Project through the development stage and into the production phase.

At the Project level, GQM LLC is a going concern as it has sufficient funds to meet its contractual obligations for the next twelve months. However, the assets of GQM LLC are not available to be used to satisfy the obligations of Golden Queen. Therefore, on a non-consolidated basis, the ability of Golden Queen to obtain financing for its ongoing activities and thus maintain solvency, or to fund its attributable portion of capital requirements under the joint venture, is dependent on equity market conditions, the market for precious metals, and the willingness of other parties to lend this entity money. Golden Queen has a related party outstanding loan in the amount of $12,500,000 plus accrued interest that will come due in July 2015 and a related party convertible debenture in the amount of C$10,000,000 plus accrued interest that will also come due in July 2015. The Company has the option to settle the C$10,000,000 convertible debt by issuing common shares at maturity. The loan and the convertible debenture were provided by members of the Clay family, who are shareholders of the Company, members which include an investment vehicle managed by Thomas M. Clay, a Director and insider of the Company.

Golden Queen, on a non-consolidated basis, currently does not have sufficient funds to repay the $12,500,000 loan at the issuance date of the consolidated financial statements. This raises substantial doubt about this entity’s ability to continue as a going concern.

However, in order to secure the necessary funds to meet this upcoming obligation and mitigate the going concern uncertainty, management is actively exploring several options including debt financing and equity offering. The Company recently filed a Form S-3 shelf prospectus in the U.S. (dated August 21, 2014) and a final short form shelf prospectus in Canada (dated March 18, 2015) in preparation for a potential equity raise. The Company is also in discussions with lenders to potentially secure debt financing that would allow the Company to repay the $12,500,000 loan. Management will review and assess all options available to find the most beneficial option to the Company and its shareholders. While Golden Queen has been successful in certain of these efforts in the past, there can be no assurance that future efforts will be successful.

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended March 31, 2015
(Unaudited - US dollars)

These condensed consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Property

Property consists of:

	March 31, 2015	December 31, 2014
Land	$109,600	$109,600
Rental properties	324,566	324,566
Property, cost	434,166	434,166
Less accumulated depreciation	(190,399)	(182,699)
Property, net	$243,767	$251,467

3. Mineral Property Interests

In July 2012, the Company received notice that it had met all the remaining major conditions of the conditional use permits for development of the Project and began capitalizing all development expenditures directly related to the Project. Prior to July 2012, all acquisition costs were expensed due to uncertainties around obtaining the necessary permits. Components of capitalized costs related to the mineral properties as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014

Mineral property interest, land and claims	$3,558,541	$3,299,319
Deferred mine development costs	54,159,203	31,020,717
Asset retirement costs	272,567	272,567
Capitalized interest	3,114,200	2,412,015
Capitalized depreciation	248,579	133,516

Balance, end of the period	$61,353,090	$37,138,134

As at March 31, 2015, included in deferred mine development costs are buildings and equipment with a total accumulated cost of $6,532,005 (December 31, 2014 - $2,424,635). Total additions during the three months ended March 31, 2015 were $4,107,371 (Three months ended March 31, 2014 - $76,356). During the three months ended March 31, 2015, depreciation of $115,063 (Three months ended March 31, 2014 - $6,830) relating to these assets was capitalized within deferred mine development.

The Company is capitalizing a portion of the interest expense related to the convertible debenture and loan in accordance with its accounting policy. See Note 7 (v) –Amortization of Discount and Interest Expense.

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended March 31, 2015
(Unaudited - US dollars)

4. Share Capital

The Company’s common shares outstanding have no par value, voting shares with no preferences or rights attached to them.

Common shares - 2015

In March 2015, the Company issued 150,000 common shares to the President of the Company for achieving two of the three milestones outlined in his management agreement (See Note 6 – Commitments and Contingencies). The common shares had a total fair value of $151,428 (Note 4). The fair value was based on the market price on the date of issuance.

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

The following is a summary of stock option activity during the three months ended March 31, 2015:

		Weighted
		Average Exercise
	Shares	Price per Share
Options outstanding, December 31, 2013	1,380,000	$0.87
Options exercised	(60,000)	$0.21
Option outstanding, March 31, 2014	1,320,000	$0.90
Options exercisable, March 31, 2014	820,000	$0.71
Options forfeited	(100,000)	$1.16
Options exercised	(470,000)	$0.21
Options outstanding and exercisable
December 31, 2014 and March 31, 2015	750,000	$1.29

There were no stock options issued during the three months ended March 31, 2015 and March 31, 2014.

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended March 31, 2015
(Unaudited - US dollars)

4. Share Capital – Continued

During the three months ended March 31, 2015, the Company recognized $Nil (Three months ended March 31, 2014 - $96,074) in stock-based compensation relating to employee stock options that have vesting terms.

During the year ended December 31, 2014, the Company recognized $233,672 (2013 - $475,263) in stock-based compensation relating to employee stock options that have vesting terms. This included a reversal of $46,245 (2013 - $Nil) in stock based compensation related to forfeited stock options.

As at March 31, 2015, the aggregate intrinsic value of the outstanding exercisable options was $Nil (December 31, 2014 - $Nil).

The total intrinsic value of 530,000 options exercised during 2014 was approximately $754,513. There were no options exercised in the three months ended March 31, 2015.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2015:

		Weighted
	Number	Average
	Outstanding	Remaining
Expiry	and	Contractual Life	Exercise
Date	Exercisable	(Years)	Price

April 18, 2015	50,000	0.05	$1.22
November 11, 2015	200,000	0.62	$1.16
June 3, 2018	50,000	3.18	$1.16
September 3, 2018	150,000	3.43	$1.59
September 18, 2018	300,000	3.47	$1.26

Outstanding, March 31, 2015	750,000	2.45
Exercisable, March 31, 2015	750,000	2.45

5. Asset Retirement Obligations

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

The Company has provided reclamation financial assurance to the Bureau of Land Management, the State and Kern County totaling $553,343 (2014 - $553,329). This deposit earns interest at 0.1% per annum and is not available for working capital purposes.

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and clean up the property within the Project based on its activities and planned activities to date.

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended March 31, 2015
(Unaudited - US dollars)

5. Asset Retirement Obligations - Continued

Management made the decision to capitalize all development expenditures directly related to the Project in July 2012, as a result $Nil (December 31, 2014- $71,892) was capitalized as the asset portion of the retirement obligation for the three months ended March 31, 2015. The following is a summary of asset retirement obligations:

	2015	2014
Balance, beginning of the period	$624,142	$552,250
Changes in cash flow estimates	-	71,892
Balance, end of the period	$624,142	$624,142

6. Commitments and Contingencies

Property rent payments (Advance minimum royalties)

The Company has acquired a number of mineral properties outright. It has acquired exclusive rights to explore, develop and mine other portions of the Project under various mining lease agreements with landowners.

The Company is required to make property rent payments related to its mining lease agreements with landholders, in the form of advance minimum royalties. The total property rent payments for the three month period ended March 31, 2015 were $10,000 (Three months ended March 31, 2014 - $34,480 of which $24,480 related to common shares issued), and the Company is expected to make approximate payments of $150,000 in 2015 to various landowners under the existing lease agreements. The payments will cease if and when the Company goes into production and then begins paying royalty payments on production yields.

There are multiple third party landholders and the royalty amount due to each landholder over the life of the Project varies with each property.

Finder’s fee

The Company has agreed to issue 100,000 common shares as a finder’s fee in connection with certain property acquisitions upon commencement of commercial production of the Project. As of March 31, 2015, commercial production has not commenced and no shares have been issued.

Management agreement

In 2004, the Company entered into an agreement with the President of the Company to issue 300,000 bonus shares upon completion of certain milestones. Upon receipt by the Company of a bankable feasibility study and the decision to place the Property into commercial production (Achieved), a bonus of 150,000 (Issued) common shares would be issued. Upon commencement of commercial production on the Property, a further bonus of 150,000 common shares would be issued. In May 2010, the Company entered into an amendment to the agreement whereby the 300,000 bonus shares would alternatively be issuable upon a change of control transaction, or upon a sale of all or substantially all of the Company’s assets, having a value at or above C$1.00 per share of the Company, with a further 300,000 bonus shares being issuable in the event the change of control transaction or asset sale occurred at a value at or above C$1.50 per share. This amended agreement is for a term of three years and shall automatically renew for two years. The first of two milestones was reached during the first quarter of 2015 and as a result 150,000 bonus shares, valued at $151,428, were issued to H. Lutz Klingmann on March 27, 2015.

In May 2015, the Company replaced the President’s management agreement with an employment agreement. In addition to the previously mentioned bonus shares issuable upon commencement of commercial production, included in the agreement with the President is a provision that if the President’s position is lost upon a change of control or within six months of a change of control the President would be entitled to a one-time payment equal to twice the annual salary C$438,000 total plus twice the annual bonus. The annual bonus is determined by the Board subsequent to a review of the President’s performance.

In 2013, the Company entered into an employment agreement with the Chief Financial Officer (“CFO”). Included in the agreement with the CFO is a provision that if the CFO’s position is lost upon a change of control or within six months of a change of control the CFO would be entitled to a one-time payment equal to twice the annual salary, C$300,000 total, plus twice the annual bonus. The annual bonus is determined by the Board subsequent to a review of the CFO’s performance.

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended March 31, 2015
(Unaudited - US dollars)

6. Commitments and Contingencies - Continued

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

Mine Development Commitments

GQM LLC has entered into contracts for construction totaling approximately $59.2 million as of March 31, 2015, of which $26.2 million had been paid as of March 31, 2015. The major commitments relate to the construction of the crushing-screening plant for $18.1 million, the construction of the Phase 1, Stage 1 heap leach pad for $8.3 million, the construction of the conveying and stacking system for $8.2 million and work related to the Merrill-Crowe plant equipment for $7.1 million. The commitments are expected to be paid out in 2015.

In addition, GQM LLC committed, as of March 31, 2015, to $16.2 million of Komatsu mobile mining equipment with Road Machinery LLC. The final terms of the mobile equipment financing were not known as of March 31, 2015. As of March 31, 2015, GQM LLC received the water truck, a motor grader, two dozers and two articulated trucks valued at approximately $4.6 million (Refer to Note 10 - Loan Payable). In addition, four mining trucks and two loaders were delivered and assembled on site in April. The Company paid a 10% deposit of $0.9 million in April and expects to finance the remaining purchase price when it officially takes possession of the equipment later this year.

GQM LLC made approximately $1.4 million in additional construction commitments subsequent to March 31, 2015.

7. Related Party Transactions

Except as noted elsewhere in these consolidated financial statements, related party transactions are disclosed as follows:

(i)	Consulting Fees

For the three months ended March 31, 2015, the Company paid $188,934 (Three months ended March 31, 2014 - $45,027) to Mr. H. Lutz Klingmann for services as President of the Company of which $Nil (December 31, 2014 - $Nil; March 31, 2014 - $15,287) is payable as at March 31, 2015. Included in the consulting fees for the three months ended March 31, 2015 was $151,428 (Three months ended March 31, 2014 - $Nil) related to 150,000 bonus shares issued in accordance with the Mr. H. Lutz Klingmann’s management agreement (Refer to Note 6 – Commitments and Contingencies).

During the three months ended March 31, 2015, the Company paid a total of $18,438 (Three months ended March 31, 2014 - $11,624) for regular director fees to the three independent directors and Thomas M. Clay. Thomas M. Clay did not receive directors fees during the three months ended March 31, 2014.

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

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended March 31, 2015
(Unaudited - US dollars)

7. Related Party Transactions – Continued

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

The fair value of the derivative liability related to the conversion feature as at March 31, 2015 is $1,931,519 (December 31, 2014 - $1,829,770). The derivative liability was calculated using an acceptable option pricing valuation model with the following assumptions:

	2015	2014
Risk-free interest rate	0.50%	1.00% - 1.09%
Expected life of derivative liability	0.32 years	0.57 - 1.32 years
Expected volatility	77.00%	73.03 - 98.21%
Dividend rate	0.00%	0.00%

The changes in the derivative liability related to the conversion feature are as follows:

	March 31, 2015	December 31, 2014

Balance, beginning of the period	$1,829,770	$2,833,987
Change in fair value of derivative liability including foreign exchange	101,749	(1,004,217)
Balance, end of the period	$1,931,519	$1,829,770

The change in the convertible debentures is as follows:

	March 31, 2015	December 31, 2014
Balance, beginning of the period	$6,649,967	$4,642,620
Discounted convertible debentures	-	-
Amortization of discount	747,870	2,510,611
Foreign exchange	(574,344)	(503,264)
Balance, end of the period	$6,823,493	$6,649,967

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended March 31, 2015
(Unaudited - US dollars)

7. Related Party Transactions – Continued

(ii)	Convertible Debentures - Continued

During the three months ended March 31, 2015, in addition to the amortization of the discount on the convertible debenture, the Company incurred interest expense of $40,285 (Three months ended March 31, 2014 - $45,717) based on the 2% per annum stated interest rate for a total amortization of discount and interest expense of $788,155 for the three months ended March 31, 2015 (Three months ended March 31, 2014 - $566,297). Interest payable relating to the convertible debenture as at March 31, 2015 was $104,248 (December 31, 2014 - $70,721).

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

The January Loan was repaid on a date that is less than 183 days before the maturity date. As a result, the Company paid the Lenders an additional charge in the amount that is equivalent to 5% of the principal amount, plus interest on the principal amount at the rate of 5% per annum accrued to the date the January Loan was repaid. The Company repaid $7,500,000 loan plus the $375,000 accrued interest and $375,000 additional charge on December 31, 2014. The remaining balance of the loan, $2,500,000, the accrued interest of $125,000 and the additional charge of $125,000, were paid on January 5, 2015. In total, the Company incurred $500,000 in interest expense and $500,000 in additional charge related to the January Loan.

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

	March 31, 2015	December 31, 2014
Balance, beginning of the period	$13,881,305	$-
Proceeds from loans	-	22,500,000
Repayment of loans	(2,500,000)	(7,500,000)
Amortization of closing and legal fees	536,729	-
Capitalized closing fee and legal fees	-	(1,118,695)
Balance, end of the period	$11,918,034	$13,881,305

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended March 31, 2015
(Unaudited - US dollars)

7. Related Party Transactions – Continued

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

(v)	Amortization of Discounts and Interest Expense

The following table summarizes the amortization of discount and interest on loan and convertible debentures as at March 31, 2015 and as at March 31, 2014.

	March 31, 2015	March 31, 2014

Interest expense related to the convertible debentures	$40,285	$45,717
Interest expense related to the notes payable	311,644	125,000
Interest expense related to Komatsu Financial loans	13,411	-
Amortization of the convertible debentures	747,870	520,580
Amortization of the December 2014 loan closing fees	536,729	-

Amortization of discount and interest on loan and convertible debentures	$1,649,939	$691,297

The Company’s loans were contracted to fund significant development costs. The Company capitalizes a portion of the interest expense as it related to funds borrowed to complete development activities at the Project site.

	March 31, 2015	March 31, 2014

Amortization of discounts and interest on loan, advance and convertible debenture	$1,649,939	$691,297
Less: Interest costs capitalized	(702,186)	-
Amortization of discounts and interest expensed	$947,753	$691,297

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

Gauss is a funding vehicle owned by entities controlled by Leucadia National Corporation (NYSE: LUK) (“Leucadia”) and certain members of the Clay family, a shareholder group which collectively owned approximately 27% of the issued and outstanding shares of Golden Queen (the “Clay Group”) at the time of the transaction. Gauss is owned 67.5% by Gauss Holdings LLC (“Gauss Holdings”, Leucadia’s investment entity) and 32.5% by Auvergne LLC (“Auvergne”, the Clay Group’s investment entity). Pursuant to the transaction, Leucadia was paid a transaction fee of $2,000,000 and $275,000 was paid to Auvergne through GQM LLC. The Company has adopted an accounting policy of expensing these transaction costs.

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended March 31, 2015
(Unaudited - US dollars)

7. Related Party Transactions – Continued

(vi)	Joint Venture Transaction - Continued

Variable Interest Entity

In accordance with ASC 810-10-30, the Company has determined that GQM LLC meets the definition of a VIE and that the Company is part of a related party group that, in its entirety, would meet the definition of a primary beneficiary. Although no individual variable interest holder individually meets the definition of a primary beneficiary in the absence of the related party group, Golden Queen has determined it is considered the member of the related party group most closely associated with GQM LLC. As a result, the Company has consolidated 100% of the accounts of GQM LLC in these consolidated financial statements, while presenting a non-controlling interest portion representing the 50% interest of Gauss in GQM LLC on its balance sheet. A portion of the non-controlling interest has been presented as temporary equity on the Company’s balance sheet representing the initial value of the non-controlling interest that could potentially be redeemable by Gauss in the future. The net assets of GQM LLC as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Assets, GQM LLC	$123,774,153	$118,937,371
Liabilities, GQM LLC	(10,179,339)	(4,769,144)
Net assets, GQM LLC	$113,594,814	$114,168,227

Included in assets above, is $64,508,799 (December 31, 2014 - $83,282,403) in cash held as at March 31, 2015. The cash in GQM LLC is directed specifically to fund capital expenditures required to take the Project to production and settle GQM LLC’s obligations. The liabilities of GQM LLC do not have recourse to the general credit of the primary beneficiary.

Non-Controlling Interest

In accordance with ASC 810, the Company has presented Gauss’ ownership in GQM LLC as a non-controlling interest amount on the balance sheet within the equity section. However, the Amended and Restated Limited Liability Company Agreement (“LLC Agreement”) contains terms within Section 12.5 that provides for the exit from the investment in GQM LLC for an initial member whose interest in GQM LLC becomes less than 20%. The following is a summary of the terms of the clause:

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

b.	Through a buy-out (at fair value) by the non-diluted member; or
c.	Through a sale process by which the diluted member’s interest is sold

•

If such sales process does not result in a binding offer acceptable to the non-diluted member within six months after the election by the non-diluted member, the sale process terminates and the non-diluted member has 15 days to choose between (a) and (b).

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

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended March 31, 2015
(Unaudited - US dollars)

7. Related Party Transactions – Continued

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

	March 31, 2015	December 31, 2014
Net and comprehensive loss in GQM LLC	$(573,413)	$(2,804,957)
Non-controlling interest percentage	50%	50%
Net and comprehensive loss attributable to non- controlling interest	(286,706)	(1,402,479)
Net and comprehensive loss attributable to permanent non-controlling interest	$(172,024)	$(841,487)
Net and comprehensive loss attributable to
temporary non-controlling interest	$(114,682)	$(560,992)

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended March 31, 2015
(Unaudited - US dollars)

7. Related Party Transactions – Continued

(vi)	Joint Venture Transaction - Continued

Non-Controlling Interest - Continued

	Permanent Non-	Temporary Non-
	Controlling Interest	Controlling Interest

Carrying value of non-controlling interest, December 31, 2014	$34,250,468	$22,833,645
Net and comprehensive loss for the period	(172,024)	(114,682)
Carrying value of non-controlling interest , March 31, 2015	$34,078,444	$22,718,963

	Permanent Non-	Temporary Non-
	Controlling Interest	Controlling Interest

Carrying value of non-controlling interest, September 15, 2014	$38,091,955	$25,394,637
Distributions to non-controlling interests	(3,000,000)	(2,000,000)
Net and comprehensive loss for the period	(841,487)	(560,992)
Carrying value of non-controlling interest , December 31, 2014	$34,250,468	$22,833,645

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

Management Agreement

GQM LLC is managed by a board of managers comprising an equal number of representatives of each of Gauss and GQ Holdings. The initial officers of GQM LLC are H. Lutz Klingmann as Chief Executive Officer, and Andrée St-Germain as Chief Financial Officer. As long as a member of the Clay family holds greater that 25% of the Company, the Clay Group is entitled to appoint one of the Company’s representatives to the GQM LLC board of managers.

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended March 31, 2015
(Unaudited - US dollars)

7. Related Party Transactions – Continued

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

8. Supplementary Disclosures of Cash Flow Information

	March 31, 2015	March 31, 2014
Cash paid during period for:
Interest	$260,498	$-
Income taxes	$-	$-
Non-cash financing and investing activities:
Stock-based compensation	$-	$96,074
Common shares issued as part of a management agreement	$151,428	$-
Common shares issued for mineral property	$-	$24,480
Mineral property acquired through issuance of debt	$2,865,983	$-
Mineral property expenditures included in accounts payable	$5,521,461	$1,256,040
Non-cash interest cost capitalized to mineral property interests	$702,186	$-
Non-cash amortization of discount and interest expense	$934,342	$691,297

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended March 31, 2015
(Unaudited - US dollars)

9. Earnings (Loss) Per Share

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Numerator:
Net income (loss) – numerator for basic EPS	$(1,436,187)	$(7,494,638)
Amortization of discount	-	-
Change in derivative liability – Convertible debentures	-	-
Numerator for diluted EPS	$(1,436,187)	$(7,494,638)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Denominator:
Denominator for basic EPS	99,785,350	99,260,653
Effect of dilutive securities:
Employee stock options	-	-
Convertible debenture	-	-
Denominator for diluted EPS	99,785,350	99,260,653

Basic income(loss) per share	$(0.01)	$(0.08)
Diluted loss per share	$(0.01)	$(0.08)

For the three months ended March 31, 2015, 750,000 (March 31, 2014 – 820,000) options were not included above as their impact would be anti-dilutive.

For the three months ended March 31, 2015 and 2014, the convertible debentures were not included above as their impact would be anti-dilutive.

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended March 31, 2015
(Unaudited - US dollars)

10. Loan Payable

The Company entered into four financing agreements with Komatsu Financial during the period for two crawler dozers and two articulated trucks. The agreements are as follows:

	March 31, 2015	December 31, 2014
Motor Grader – Acquired on December 5, 2014 for a total purchase price of $291,146 including financing fees. The loan is payable over 4 years and carries an annual interest rate of 1.80% and a monthly payment of $5,268, principal and interest. The Company made a down payment of $47,335.	$229,082	$243,811

Water Wagon – Acquired on November 6, 2014 for a total purchase price of $815,374 including financing fees. The loan is payable over 4 years and carries an annual interest rate of 2.99% and a monthly payment of $15,109, principal and interest. The Company made a down payment of $132,646.	628,897	669,321

Crawler Dozer (Small) – Acquired on February 17, 2015 for a total purchase price of $822,750 including financing fees. The loan is payable over 4 years and carries an annual interest rate of 2.99% and a monthly payment of $15,245, principal and interest. The Company made a down payment of $133,875.	675,347	-

Crawler Dozer (Large) – Acquired on March 20, 2015 for a total purchase price of $1,364,725 including financing fees. The loan is payable over 4 years and carries an annual interest rate of 2.99% and a monthly payment of $25,287, principal and interest. The Company made a down payment of $222,075.	1,142,,650	-

Two Articulated Trucks – Acquired on February 17, 2015 for a total purchase price of $671,944 each including financing fees. The loans are payable over 4 years and carries an annual interest rate of 2.99% and monthly payments of $12,451 each, principal and interest. The Company made a down payments of $109,325 for each truck.	1,103,139	-

Total loan balance	3,779,115	913,132
Less: Current portion of loan	(931,828)	(222,839)

Loan payable – Long-term portion	$2,847,287	$690,293

The loan agreements are secured by the underlying assets.

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended March 31, 2015
(Unaudited - US dollars)

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

Level 2

Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; See Note 7 (ii )– Convertible Debentures for derivatives fair valued on a recurring basis and considered within level 2.The fair value measurement of these financial instruments use observable inputs in option price models such as the binomial and the black- scholes valuation models.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of March 31, 2015 and December 31, 2014, the Company had embedded derivative liabilities in connection with the Convertible Debenture (Note 7(ii)).

12. General and Administrative Costs

General and administrative costs are broken down as follows:

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014

Legal	$245,922	$389,830
Consulting fees (Note 4)	188,934	73,514
Audit and accounting	179,983	157,494
Office and miscellaneous	167,540	132,603
Corporate salary	151,430	121,078
Feasibility study	108,542	-
Regulatory and licensing	65,486	45,237
Insurance	63,189	13,883
Pre-production costs	56,666	-
Corporate expense	44,249	171,584
Public relations & promotion	29,104	38,596
Stock-based compensation	-	96,074
Foreign exchange loss/(gain)	(561,512)	(174,636)

Total General and Administrative Costs	$739,533	$1,065,257

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended March 31, 2015
(Unaudited - US dollars)

13. Subsequent Events

Subsequent to March 31, 2015, mobile mining equipment was delivered to site. Shortly after receiving the equipment, the Company paid $0.2 million, which represented the sales tax and a 10% deposit. The remaining $0.8 million will be financed over 48 months at an interest rate of 2.99%.

In addition, four mining trucks and two loaders were delivered and assembled on site in April. The Company paid a 10% deposit of $0.9 million in April and expects to finance the remaining purchase price when it officially takes possession of the equipment later this year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of the operating results and financial condition of Golden Queen Mining Co. Ltd. (“Golden Queen” or the “Company”) is as at May 11, 2015 and should be read in conjunction with the unaudited condensed consolidated interim financial statements of the Company for the quarter ended March 31, 2015 and the notes thereto.

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

The Company closed a joint venture transaction (the “Joint Venture Transaction”) with Gauss LLC (“Gauss”) pursuant to which it sold 50% of its ownership in the Project for an investment of $110 million in September 2014. Gauss is a funding vehicle owned by entities controlled by Leucadia and certain members of the Clay family, a shareholder group which, at the time of the Joint Venture Transaction, collectively owned approximately 27% of the issued and outstanding shares of Golden Queen (the “Clay Group”). Gauss is owned 67.5% by Gauss Holdings LLC (“Gauss Holdings”, Leucadia’s investment entity) and 32.5% by Auvergne LLC (the Clay Group’s investment entity).

Golden Queen Mining Co., Inc. (“GQM Inc.”), a California corporation and the wholly-owned subsidiary of the Company, was converted into a limited liability company, Golden Queen Mining Company, LLC (“GQM LLC”) on September 10, 2014 in preparation for the formation of the Joint Venture Transaction.

The Company started construction of infrastructure-related items during the third quarter of 2013 and expects commissioning of the processing facilities in late 2015.

Please refer to the Company’s Form 10-K dated March 16, 2015 for information on the Project and the Joint Venture Transaction.

Construction of Infrastructure and Project Facilities

Construction continued on site and proceeded smoothly with no incidents to report during the first quarter and to date in the second quarter of 2015.

•	The construction of the assay laboratory was completed in March. Equipment has been purchased and is being installed. We expect to have a fully operational laboratory in mid-May;

•	Construction of key footings for the crushing-screening plant is progressing well. Structural steel and equipment for the primary crusher section of the crushing-screening plant has been delivered;

•	Delivery of the high-pressure grinding roll or HPGR, the key comminution equipment in the crushing- screening plant, is expected in July;

•	The erection of the overland conveyor started in April. Equipment for the other components of the conveying and stacking system is being delivered on schedule;

•	Construction of the footings for the Merrill-Crowe plant is under way and delivery of the Merrill-Crowe plant building is scheduled for June;

•

Site grading of the Phase 1, Stage 1 heap-leach pad, the overflow pond and the solution conveyance channel has been completed. The lower, low permeability, clay-tailings layer has been placed in the overflow pond and the synthetic, impervious liner has been laid;

•	The lower, low permeability, clay-tailings layer is currently being placed on the Phase 1, Stage 1 heap leach pad;

•	A sub-contractor has mobilized a portable crushing-screening plant to site and this plant is being used to crush the overliner material for the Phase 1, Stage 1 heap leach pad;

•	Construction of the power distribution and water supply infrastructure is 90% complete;

•	Twelve pieces of Komatsu mobile mining equipment including two 40 ton haul trucks, two dozers, a water truck and a grader are now on site and this equipment is being used in the mining operation;

•	Road Machinery LLC, the Komatsu dealer in southern California, is developing a facility in Mojave to be able to provide maintenance support for the mobile mining equipment;

•

There are now 23 full-time employees in Mojave with an expected increase to approximately 50 full-time employees in the near term. The management team is also in place. The contractors’ combined workforce varies from 50 to 75 depending upon the particular projects that are being worked on.

Please refer to Cash used in Investing Activities below for further details on the work done on site.

February 2015 Technical Report and Updated Feasibility Study

The Company engaged Mine Development Associates (“MDA”) in 2014 to update the Project's geological model from first principles and to provide updated mineral resource estimates. The Company also engaged Norwest Corporation (“Norwest”) and Kappes, Cassiday & Associates (“KCA”) to update the mineral reserve estimates and prepare a feasibility study and economic analysis based upon current information. The updated mineral resource and reserve estimates and results of the feasibility study were disclosed in a news release on February 10, 2015. The Company filed a technical report pursuant to National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) titled “Soledad Mountain Technical Report and Updated Feasibility Study” with an effective date of February 25, 2015 (the “Technical Report”) on the System for Electronic Document Analysis and Retrieval (“SEDAR”) on February 27, 2015 and with the U.S. Securities And Exchange Commission (“SEC”) on March 2, 2015. The Technical Report was prepared by Carl E. Defilippi of KCA, Sean Ennis of Norwest, Michael M. Gustin of MDA and Peter Ronning of New Caledonian Geological Consulting, each of whom are Qualified Persons and independent of the Company pursuant to NI 43-101.

The updated feasibility study highlights include :
(100% Basis)

•	Life of mine average annual production of 74k oz of gold and 781k oz of silver during full production Years 2-11;
•	Total production of 807k oz of gold and 8.3mm oz of silver;
•	Stripping ratio of 3.41:1 (waste tons : ore tons);
•

First quartile total cash costs net of by-products of $518/oz of gold (including royalties, California fees, property taxes, off-site refining charges and reclamation financial assurance) and of $558/oz of gold including sustaining capital costs;

•

Pre-production capital costs of approximately $144mm in-line with the capital costs update provided in March 2014: $99.3mm in pre-production capital costs, $15mm contingency, $10.5mm in working capital and financial assurance cost estimate and $19.2mm for the mobile mining equipment. The mobile mining equipment is being financed through Komatsu Financial;

•	Base case after-tax net present value (5% discount rate) of $214mm with a gold price of $1,250/oz and a silver price of $17/oz; and
•	Base case after-tax IRR of 28.3% with a gold price of $1,250/oz and a silver price of $17/oz.

Please refer to the Company’s news release dated February 10, 2015 and Form 10-K dated March 16, 2015 for further details on the 2015 technical report and updated feasibility study.

2015 Drill Program

The Company has completed an infill drill program within the first two phases of mining, which was announced in a news release dated March 16, 2015. Drilling started on February 9 and 4,400m of reverse-circulation drilling has been completed. A total of 3,334 samples was sent to a laboratory in Reno, Nevada. The main purpose of the drill program was to increase GQM LLC’s understanding of the North-West pit and Main pit Phase 1 mineralization. We will commence detailed mine planning for the first two phases of mining once the results have been analyzed.

The Center for Biodiversity Petition to List the Mojave Shoulderband Snail as an Endangered Species

On January 31, 2014, the Center for Biological Diversity (the “CBD”) filed an emergency petition (the "Petition") with the United States Fish and Wildlife Service ("USFWS") asking the USFWS to list the Mojave Shoulderband snail as a threatened or endangered species. Citing a report published more than 80 years ago, the Petition claims that the snail exists in only three places, and that most of the snail habitat occurs on Soledad Mountain, where the Company is developing the Project.

The Company worked with its environmental and legal advisors to prepare a detailed response to the petition, which was filed with the USFWS on March 31, 2014. The Company’s response is available on the Company’s website at www.goldenqueen.com.

On April 22, 2014, the Company learned that the USFWS had determined that there is no emergency to justify listing the Mohave Shoulderband snail as threatened or endangered under the Endangered Species Act of 1973, as amended. The USFWS reviewed the petition filed by the CBD and concluded that there was no imminent threat to the snail that would cause them to believe an emergency listing was required.

Even though an emergency listing was not warranted, the USFWS is required by the Endangered Species Act to continue processing the listing petition. On April 10, 2015, the USFWS announced the commencement of a 60-day public comment period as part of its decision to study the merits of the assertions made in the Petition. As the USFWS states in its notice, taking this step does not mean that a listing will be justified at the end of the 12-month study period.

The Project has received all necessary regulatory approvals. The decision by the USFWS to proceed with a study does not affect the Project’s regulatory approvals or prevent the Project from moving forward.

Other Legal Matters

National Labor Relations Board

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

Complaint on Alleged Short-swing Trading Profits

We received notice that a complaint was filed on April 22, 2015, in United States District Court, District of Massachusetts, seeking recovery, pursuant Section 16(b) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), of alleged short-swing trading profits. The complaint was filed by Ryan T. Darby, as plaintiff, and named Landon T. Clay, a shareholder of the Company (“Clay”), and the Company as defendants, and alleges that Mr. Clay realized short-swing profits in connection with transactions in Company securities within six month periods. There can be no assurance that the Company will receive any funds as a result of this suit. Although the Company is only a nominal defendant in this action, time and money may be required to resolve it. The Company is unable to predict the timing or outcome of this litigation. Each of Mr. Clay and the Company believes that the allegations are without merit and intend to vigorously defend against the claims.

Results of Operations

The following are the results of operations for the three months ended March 31, 2015, and the corresponding period ended March 31, 2014.

The Company had no revenue from operations.

The Company incurred general and administrative expenses of $739,533 during the three months ended March 31, 2015 as compared to $1,065,257 for the same period in 2014. Costs were lower by $325,724 for the three months ended March 31, 2015 when compared with the same period in 2014. The reasons for the variance in costs are highlighted below.

The following significant general and administrative expenses were incurred during the three months ended March 31, 2015 with a comparison to costs incurred during the same period in 2014:

•

$245,922 (2014 - $389,830) for legal expenses. The legal expenses for the three months ended March 31, 2014 included significant legal costs related to the response to the Petition (please refer to The Center for Biodiversity Petition to List the Mojave Shoulderband Snail as an Endangered Species above for further details). The Company incurred minimal legal costs related to the Petition during the three months ended March 31, 2015.

•

$188,934 (2014 - $73,514) for consulting fees. The increase is the result of the issuance of 150,000 bonus common shares valued at $151,428 to H. Lutz Klingmann, the President of the Company, pursuant to his consulting service agreement. Please refer to the Transactions with Related Parties section below for further details.

•

$179,983 (2014 - $157,494) for audit, tax and accounting fees. The current period increase is the result of higher costs associated with the 2014 year-end audit completed in the first quarter of 2015. With the increase in overall corporate activity, the amount of work required to complete the financial statements audit and the internal control over financial reporting audit increased as compared to the prior period. The current period fees also include fees associated with the audit of the Company’s 50%-owned subsidiary GQM LLC.

•	$108,542 (2014 - $Nil) for feasibility study costs. These expenses are one-time costs related to the feasibility study completed during the first quarter of 2015.

•

$167,540 (2014 - $132,603) for office expense. The Company incurred greater costs during the first quarter of 2015 as compared to the same period in 2014 due to costs related to an overall increase in activity on site, including items such as office supplies, computers and software, repairs and maintenance, operating supplies and travel, meals and accommodations.

•	$65,486 (2014 - $45,237) for regulatory fees and licenses. The increase is due to an overall increase of corporate activities.

•	$63,189 (2014 - $13,883) for insurance expenses. The insurance expense increase is related to the general increase in corporate and site activities.

•	$56,666 (2014 - $Nil) for pre-production expenses. The Company commenced pre-production activities in March 2015 and has incurred expenditures that were not previously.

•

$44,249 (2014 - $171,584) for corporate expenses. The Company incurred significantly higher costs related to project financing during the first quarter of 2014 as compared to the same period in 2015. The Company also incurred significantly higher recruitment fees during the first quarter of 2014 as compared to the same period in 2015.

The Company experienced an unrealized foreign exchange gain of $561,512 during the three months ended March 31, 2015 as compared with $174,636 for the same period in 2014. The unrealized gain was mostly related to the convertible debentures, which are denominated in Canadian dollars.

For the three months ended March 31, 2015, the Company incurred a total interest expense of $1,649,939 (Three months ended March 31, 2014 - $691,297) related to its various loans and its convertible debentures. The increase was mainly due to the amortization of the discounts and the interest payable related to the convertible debentures and the December 2014 loan. Please refer to the Transaction with Related Parties section for a complete breakdown of the interest expense as there was a portion of the interest capitalized to mineral property interests.

The Company recorded a slight increase in the derivative liability including foreign exchange of $101,749 as a result of an increase in the Company’s share price during the quarter compared to an increase of $5,747,376 for the same quarter in 2014. The derivative liability as of March 31, 2015 and as of March 31, 2014 is the result of the convertible debenture having a conversion price denominated in Canadian dollars as well as the fact that the final conversion price is not fixed. These derivative liability changes are a non-cash item and were recorded in accordance with accounting pronouncement ASC 850-40-15. Refer to Note 7 of the unaudited condensed consolidated interim financial statements for a detailed analysis of the changes in fair value of the derivative liability.

Interest income of $66,142 (2014 - $9,292) was higher during the three months ended March 31, 2015 as compared with the same period in 2014 due to higher cash balances in 2015. Interest rates remained low during the quarter and are projected to remain low for the remainder of 2015 at least.

The Company recorded a net and comprehensive loss of $1,436,187 * (or $0.01 loss per basic share) during the three months ended March 31, 2015 as compared to net and comprehensive loss of $7,494,638 (or $0.08 loss per basic share) during the same period of 2014. The difference between the three months ended March 31, 2015 and 2014 is mainly due to the significant increase in the derivative liability recorded during the first quarter of 2014 (see above).

* - Net income (loss) for the period attributable to the Company.

Summary of Quarterly Results

Results for the eight most recent quarters are set out in the table below:

Results for the quarter ended on:	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014
Item	$	$	$	$
Revenue	Nil	Nil	Nil	Nil
Net income (loss) for the quarter	(1,436,187)*	1,543,120*	(1,811,843)*	(705,843)
Basic net income (loss) per share	(0.01)	0.02	(0.02)	(0.01)
Diluted net income (loss) per share	(0.01)	0.00	(0.02)	(0.01)

Results for the quarter ended on:	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013
Item	$	$	$	$
Revenue	Nil	Nil	Nil	Nil
Net income (loss) for the quarter	(7,494,638)	1,221,564	(637,744)	1,226,780
Basic net income (loss) per share	(0.08)	0.02	(0.01)	0.01
Diluted net income (loss) per share	(0.08)	(0.01)	(0.01)	(0.00)

* - Net income (loss) for the period attributable to the Company.

For the quarters above, the main reason for the significant fluctuations in the net income (loss) has been the result of the fluctuations in the Company’s derivative liabilities. For fiscal 2014, the Company experienced a significant loss related to its derivative liabilities in the amount of $5,747,376 (2013 – Gain of $611,949) in the first quarter whereas the second, third and fourth quarters of 2014 resulted in gains of $1,634,681 (2013 – Gain of $1,672,861), $2,861,314 (2013 – Gain of $475,862) and $2,255,598 (2013 – Gain of $2,624,988), respectively. The Company’s derivative liabilities are a function of the Company’s stock price. As the stock price rises, the derivative liabilities increase resulting in the Company recognizing losses. When the stock price decreases, the Company recognizes gains. In addition to the derivative liabilities, the Company also incurred in 2014 a commitment fee of $2,250,000 (2013 - $Nil) and a joint venture transaction fee of $2,750,000 (2013 - $Nil) in the third quarter of fiscal 2014 that were meaningful contributing factors to the significant loss recognized in that quarter. Both fees were one-time fees not previously incurred in prior quarters or to be incurred in future quarters.

In general, the results of operations can vary from quarter to quarter depending upon the nature, timing and cost of activities undertaken during the quarter, whether or not the Company incurs gains or losses on foreign exchange or grants stock options, and the movements in its derivative liability.

Please refer to the Results of Operations section above for the results of operations for the three month period ended on March 31, 2015.

Reclamation Financial Assurance

The Company has provided reclamation financial assurance to the Bureau of Land Management, the State and Kern County totaling $553,343 (December 31, 2014 - $553,329; March 31, 2014 - $478,727). This deposit earns interest at 0.1% per annum and is not available for working capital purposes. The increase in the deposit in 2014 was to ensure the reclamation financial assurance covers the asset retirement obligation for 2014.

The Company estimates that reclamation financial assurance will increase to $624,142 in 2015 based upon the anticipated work done on site in 2015 and recorded this anticipated obligation as at December 31, 2014. The Company expects that the estimate will be approved by the Kern County Engineering, Surveying & Permit Services Department in the second quarter of 2015 and submitted to the State Office of Mine Reclamation for approval.

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and clean-up its property based on its activities to date. During the three months ended March 31, 2015, there were no changes to the retirement obligations as compared with the year ended December 31, 2014, where $71,892 was capitalized to mineral property interests as the asset portion of the retirement obligation. The amount was capitalized as the Company is in the development stage and is capitalizing all of its development costs pursuant to our policy.

The total asset retirement obligation as of March 31, 2015 is $624,142 (December 31, 2014 - $624,142; March 31, 2014 - $552,250). Prior to 2013, the asset retirement obligation was expensed.

Property Rent Payments

The Company continues to make property rent payments to landholders and paid $10,000 in cash for the three month period ended March 31, 2015, as compared to $10,000 in cash and $24,480 in common shares of the Company during the same period in 2014. The overall payments during the year are expected to decrease from approximately $184,000 in 2014 to approximately $150,000 in 2015. The Company is in ongoing discussions with landholders and has made offers to buy back royalty interests. As of March 31, 2015, $494,266 paid in property rental payments was capitalized to mineral properties.

Mine Development Commitments

GQM LLC has entered into contracts for construction totaling approximately $59.2 million as of March 31, 2015, of which $26.2 million had been paid as of March 31, 2015. The major commitments relate to the construction of the crushing-screening plant for $18.1 million, the construction of the Phase 1, Stage 1 heap leach pad for $8.3 million, the construction of the conveying and stacking system for $8.2 million and work related to the Merrill-Crowe plant equipment for $7.1 million. The commitments are expected to be paid out in 2015.

In addition, GQM LLC committed, as of March 31, 2015, to $16.2 million of Komatsu mobile mining equipment with Road Machinery LLC. The final terms of the mobile equipment financing were not known as of March 31, 2015. As of March 31, 2015, GQM LLC received the water truck, a motor grader, two dozers and two articulated trucks valued at approximately $4.6 million (see Note 10 of the unaudited condensed consolidated interim financial statements for more details). In addition, four mining trucks and two loaders were delivered and assembled on site in April. The Company paid a 10% deposit of $0.9 million in April and expects to finance the remaining purchase price when it officially takes possession of the equipment later this year.

GQM LLC made approximately $1.4 million in additional construction commitments subsequent to March 31, 2015.

GQM LLC’s contractual obligations as of March 31, 2015 are shown in the table below:

	Payments Due
Contractual Obligations*	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (Komatsu Financial loans)	$3,779,115	$931,828	$1,947,042	$900,245	-
Capital lease obligations	-	-	-	-	-
Operating lease obligations	-	-	-	-	-
Purchase obligations (see above)	$ 33,049,402	$ 33,049,402	-	-	-
Asset retirement obligations	$624,142	-	-	-	$624,142
Other long-term liabilities	-	-	-	-	-
Total	$37,452,659	$33,981,230	$1,947,042	$900,245	$624,142

* Obligations shown in table above are for GQM LLC. As of March 31, 2015, the Company’s obligations also include a C$10 million convertible debenture and the December 2014 $12.5 million loan. These obligations are due within one year. Please refer to the Transactions with Related Parties section for complete details.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Stock Option Plan

The Company’s current stock option plan (the “Plan”) was adopted by the Company in 2013 and approved by shareholders of the Company in 2013. The Company also adopted a house keeping amendment to the plan on April 27, 2015 to clarify the procedure for fixing the earlier termination date of stock options. The Plan provides a fixed number of 7,200,000 common shares of the Company that may be issued pursuant to the grant of stock options. The exercise price of stock options granted under the Plan shall be determined by the Company’s board of directors (the “Board”), but shall not be less than the volume-weighted, average trading price of the Company’s shares on the Toronto Stock Exchange (the “TSX”) for the five trading days immediately prior to the date of the grant. The expiry date of a stock option shall be the date so fixed by the Board subject to a maximum term of five years. The Plan provides that stock options will terminate on the earlier of the expiry of the term and (i) 12 months from the date an option holder dies, (ii) 12 months from the date from the date the option holder ceases to act as a director or officer of the Company, or (iii) 12 months from the date the option holder ceases to be employed, or engaged as a consultant, by the Company. All options granted under the 2013 Plan will be subject to such vesting requirements as may be prescribed by the TSX, if applicable, or as may be imposed by the Board.

The Company granted 50,000 stock options to a consultant of the Company on April 19, 2010. The options are exercisable at a price of $1.22 per share for a period of 5 years from the date of grant.

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

The Company did not grant options during the quarters ended December 31, 2013, March 31, 2014, June 30, 2014, September 30, 2014, December 31, 2014 and March 31, 2015.

A total of 750,000 (750,000 exercisable) (December 31, 2014 – 750,000 (750,000 exercisable); March 31, 2014 – 1,320,000 (1,320,000 exercisable)) common shares were issuable pursuant to such stock options as at March 31, 2015.

Transactions with Related Parties

Except as noted elsewhere in these condensed consolidated interim financial statements, related party transactions are disclosed as follows:

(i)	Consulting Fees

For the three months ended March 31, 2015, the Company paid $188,934 (Three months ended March 31, 2014 - $45,027) to Mr. H. Lutz Klingmann for services as President of the Company of which $Nil (December 31, 2014 - $Nil; March 31, 2014 - $15,287) is payable as at March 31, 2015. Included in the consulting fees for the three months ended March 31, 2015 was $151,428 (Three months ended March 31, 2014 - $Nil) related to 150,000 bonus shares issued in accordance with the Mr. H. Lutz Klingmann’s management agreement (Refer to Note 6 – Commitments and Contingencies of the unaudited condensed consolidated interim financial statements).

During the three months ended March 31, 2015, the Company paid a total of $18,438 (Three months ended March 31, 2014 - $11,624) for regular director fees to the three independent directors and Thomas M. Clay. Thomas M. Clay did not receive directors fees during the three months ended March 31, 2014.

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

The fair value of the derivative liability related to the conversion feature as at March 31, 2015 is $1,931,519 (December 31, 2014 - $1,829,770). The derivative liability was calculated using an acceptable option pricing valuation model with the following assumptions:

	2015	2014
Risk-free interest rate	0.50%	1.00% - 1.09%
Expected life of derivative liability	0.32 years	0.57 - 1.32 years
Expected volatility	77.00%	73.03 - 98.21%
Dividend rate	0.00%	0.00%

The changes in the derivative liability related to the conversion feature are as follows:

	March 31, 2015	December 31, 2014

Balance, beginning of the period	$1,829,770	$2,833,987
Change in fair value of derivative liability including foreign exchange	101,749	(1,004,217)
Balance, end of the period	$1,931,519	$1,829,770

The change in the convertible debentures is as follows:

	March 31, 2015	December 31, 2014
Balance, beginning of the period	$6,649,967	$4,642,620
Discounted convertible debentures	-	-
Amortization of discount	747,870	2,510,611
Foreign exchange	(574,344)	(503,264)
Balance, end of the period	$6,823,493	$6,649,967

During the three months ended March 31, 2015, in addition to the amortization of the discount on the convertible debenture, the Company incurred interest expense of $40,285 (Three months ended March 31, 2014 - $45,717) based on the 2% per annum stated interest rate for a total interest expense of $788,155 for the three months ended March 31, 2015 (Three months ended March 31, 2014 - $566,297). Interest payable relating to the convertible debenture as at March 31, 2015 was $104,248 (December 31, 2014 - $70,721).

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

The January Loan was repaid on a date that was less than 183 days before the maturity date. As a result, the Company paid the Lenders an additional charge in the amount that is equivalent to 5% of the principal amount, plus interest on the principal amount at the rate of 5% per annum accrued to the date the January Loan was repaid. The Company repaid $7,500,000 loan plus the $375,000 accrued interest and $375,000 additional charge on December 31, 2014. The remaining balance of the loan, $2,500,000, the accrued interest of $125,000 and the additional charge of $125,000, were paid on January 5, 2015. In total, the Company incurred $500,000 in interest expense and $500,000 in additional charge related to the January Loan.

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

	March 31, 2015	December 31, 2014
Balance, beginning of the period	$13,881,305	$-
Proceeds from loans	-	22,500,000
Repayment of loans	(2,500,000)	(7,500,000)
Amortization of closing and legal fees	536,729
Capitalized closing fee and legal fees	-	(1,118,695)
Balance, end of the period	$11,918,034	$13,881,305

(iv)	Advance

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

(v)	Amortization of Discounts and Interest Expense

The following table summarizes the amortization of discount and interest on loan and convertible debentures as at March 31, 2015 and as at March 31, 2014.

	March 31, 2015	March 31, 2014

Interest expense related to the convertible debentures	$40,285	$45,717
Interest expense related to notes payable	(311,644)	125,000
Interest expense related to Komatsu Financial loans	13,411	-
Amortization of the convertible debentures	747,870	520,580
Amortization of the December 2014 loan closing fees	536,729	-

Amortization of discount and interest on loan and convertible debentures	$1,649,939	$691,297

The Company’s loans were contracted to fund significant development costs. The Company capitalizes a portion of the interest expense as it related to funds borrowed to complete development activities at the Project site.

	March 31, 2015	March 31, 2014

Amortization of discounts and interest on loan, advance and convertible debenture	$1,649,939	$691,297
Less: Interest costs capitalized	(702,186)	-
Amortization of discounts and interest expensed	$947,753	$691,297

(vi)	Joint Venture Transaction

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

Variable Interest Entity (“VIE”)

In accordance with ASC 810-10-30, the Company has determined that GQM LLC meets the definition of a VIE and that the Company is part of a related party group that, in its entirety, would meet the definition of a primary beneficiary. Although no individual variable interest holder individually meets the definition of a primary beneficiary in the absence of the related party group, Golden Queen has determined it is considered the member of the related party group most closely associated with GQM LLC. As a result, the Company has consolidated 100% of the accounts of GQM LLC in these consolidated financial statements, while presenting a non-controlling interest portion representing the 50% interest of Gauss in GQM LLC on its balance sheet. A portion of the non-controlling interest has been presented as temporary equity on the Company’s balance sheet representing the initial value of the non-controlling interest that could potentially be redeemable by Gauss in the future. The net assets of GQM LLC as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Assets, GQM LLC	$123,774,153	$118,937,371
Liabilities, GQM LLC	(10,179,339)	(4,769,144)
Net assets, GQM LLC	$113,594,814	$114,168,227

Included in assets above, is $64,508,799 (December 31, 2014 - $83,282,403) in cash held as at March 31, 2015. The cash in GQM LLC is directed specifically to fund capital expenditures required to take the Project to production and settle GQM LLC’s obligations. The liabilities of GQM LLC do not have recourse to the general credit of the primary beneficiary.

Non-Controlling Interest

In accordance with ASC 810, the Company has presented Gauss’ ownership in GQM LLC as a non-controlling interest amount on the balance sheet within the equity section. However, the Amended and Restated Limited

Liability Company Agreement (“LLC Agreement”) contains terms within Section 12.5 that provides for the exit from the investment in GQM LLC for an initial member whose interest in GQM LLC becomes less than 20%. The following is a summary of the terms of the clause:

Pursuant to Section 12.5, if a member becomes less than a 20% interest holder, its remaining unit interest will (ultimately) be terminated through one of three events at the non-diluted member’s option within 60 days of the diluted member’s interest dropping below 20% (the “triggering event”):

a.

Through conversion to a net smelter royalty (“NSR”) (in which case the conversion ratio is based on a pro rata percentage, determined on a linear basis, based on the following: 0- 20% membership interest translates to 0-5% NSR) obligation of GQM LLC;

b.	Through a buy-out (at fair value) by the non-diluted member; or
c.	Through a sale process by which the diluted member’s interest is sold

•	If such sale process does not result in a binding offer acceptable to the non-diluted member within six months after the election by the non-diluted member, the sale process terminates and the non-diluted member has 15 days to choose between (a) and (b).

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

	March 31, 2015	December 31, 2014
Net and comprehensive loss in GQM LLC	$(573,413)	$(2,804,957)
Non-controlling interest percentage	50%	50%
Net and comprehensive loss attributable to non- controlling interest	(286,706)	(1,402,479)
Net and comprehensive loss attributable to permanent non-controlling interest	$(172,024)	$(841,487)
Net and comprehensive loss attributable to temporary non-controlling interest	$(114,682)	$(560,992)

Non-Controlling Interest - Continued

	Permanent Non-	Temporary Non-
	Controlling Interest	Controlling Interest

Carrying value of non-controlling interest, December 31, 2014	$34,250,468	$22,833,645
Net and comprehensive loss for the period	(172,024)	(114,682)
Carrying value of non-controlling interest , March 31, 2015	$34,078,444	$22,718,963

	Permanent Non-	Temporary Non-
	Controlling Interest	Controlling Interest

Carrying value of non-controlling interest, September 15, 2014	$38,091,955	$25,394,637
Distributions to non-controlling interests	(3,000,000)	(2,000,000)
Net and comprehensive loss for the period	(841,487)	(560,992)
Carrying value of non-controlling interest , December 31, 2014	$34,250,468	$22,833,645

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

Management Agreement

GQM LLC is managed by a board of managers comprising an equal number of representatives of each of Gauss and GQ Holdings. The initial officers of GQM LLC are H. Lutz Klingmann as Chief Executive Officer, and Andrée St-Germain as Chief Financial Officer. As long as a member of the Clay family holds greater that 25% of the Company, the Clay Group is entitled to appoint one of the Company’s representatives to the GQM

LLC board of managers.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash, receivables, accounts payable and accrued liabilities, interest payable, closing fee payable and notes payable approximate fair values because of the immediate or short-term maturity of these non-level 3 financial instruments. The fair value of the loans payable approximates the carrying value as the interest rates are based on the market rates as they were initiated during the quarter or just before December 31, 2014.The carrying amount of the convertible debt instrument is being recorded at amortized cost using the effective interest rate method. As at March 31, 2015, the estimated fair value of the convertible debt using a discounted cash flow analysis based on an interest rate for a similar type of instrument without a conversion feature was $8,456,064. The fair value of the reclamation financial assurance approximates the carrying value due to its short term nature. The embedded derivative in connection with the convertible debenture is being recorded at its fair value using an acceptable valuation model at each reporting period.

Please refer also to the note on fair value of derivative liability under Results of Operations above for more information.

Liquidity and Capital Resources

The Company and GQM Holdings (100%-owned by the Company) held $4,574,805 in cash on March 31, 2015 as compared to $10,939,301 on March 31, 2014. The decrease in cash is due to corporate and project-related expenditures, and repayment of the $10 million January 2014 Loan, partly off-set by proceeds from the $12.5 million December 2014 Loan. It is expected that the cash held by the Company will fund the Company’s corporate expenses until the start of production in late 2015 or early 2016. The only near term commitment of the Company, other than $237,184 in accounts payable as of March 31, 2015, is the $12.5 million December 2014 Loan, which will mature in July 2015. The Company also has outstanding convertible debentures in the principal amount of C$10 million maturing and payable in July 2015, unless otherwise converted. The Company holds the right to decide whether or not to convert or pay back the debenture. It is not known at this time if the Company will decide to convert or to pay back the debentures.

The Company’s 50%-owned subsidiary, GQM LLC, held $64,508,799 in cash as of March 31, 2015. The cash will be used to fund capital expenditures required to take the Project to production. GQM LLC has entered into contracts for construction totaling approximately $59.2 million as at March 31, 2015, of which $26.2 million had been paid as of March 31, 2015. The major commitments relate to the construction of the crushing-screening plant for $18.1 million, the construction of the Phase 1, Stage 1 heap leach pad for $8.3 million, the construction of the conveying and stacking system for $8.2 million and work related to the Merrill-Crowe plant equipment for $7.1 million. The commitments are expected to be paid out in 2015 with the cash on hand. The capital expenditures significantly increased in the first quarter of 2015 as the Company started full construction. The trend will continue until the Company reaches the commissioning phase in late 2015. It is expected that the current cash on hand will fund capital expenditures until the third quarter of 2015. The remaining capital expenditures, estimated to be between $30 million and $40 million will be shared by the joint venture partners. The portion related to mobile mining equipment will be financed through loans with Komatsu Financial. The Company is evaluating various financing options to fund its attributable remaining capital expenditures, including debt and equity.

Cash used in Operating Activities:

Cash used to fund operating activities, including general and administrative expenses such as legal fees, accounting, taxation and auditing fees, corporate expenses, office expenses and corporate salary was $1,351,647 (Three months ended March 31, 2014 - $ 1,016,685) for the three month period ended March 31, 2015. The increase in cash used in operating activities is the result of an increase in overall corporate activity. With the Company preparing the Project for production, the corporate expenses, office expenses and corporate salaries significantly increased. In addition, the Company paid $125,000 in accrued interest and a $125,000 additional charge related to the January 2014 Loan this quarter.

In July 2012, the Company received notice that it had met all the remaining major conditions of the conditional use permits for development of the Project. As a result, Management made the decision to begin capitalizing all development expenditures directly related to the Project (please refer to Cash used in Investing Activities below for further details on 2015 project expenditures). Prior to July 2012, all Project-related expenditures were written off due to uncertainties around obtaining the necessary permits. In 2012 cash was used mainly for the ongoing development of the Project. Major expenditures included consulting engineering fees, costs incurred for ongoing sampling and analysis of groundwater, legal fees and consulting fees incurred to prepare a NI 43-101 Technical Report.

These expenditures are now being treated as investing activities since 2012 as the Company is preparing the Project for production.

Cash used in Investing Activities:

The Company began capitalizing all development expenditures directly related to the Project in July 2012. Prior to July 2012, all Project-related expenditures were written off due to uncertainties around obtaining the necessary approvals for proceeding with the Project.

Cash used in investing activities totaled $18,222,393 during the three month period ended March 31, 2015 (Three months ended March 31, 2014 - $3,087,257).

The development costs incurred/capitalized, by the Company totalled $18,222,379 (Three months ended March 31, 2014 - $3,087,272) for the three months ended March 31, 2015, which was an increase of $15,135,107 as compared to the same period in 2014. See Note 8 – Supplementary Disclosures of Cash Flow Information in the unaudited condensed consolidated interim financial statements for non-cash adjustments to mineral property interest investing activities. There was a significant increase in activity on site during the first quarter 2015 due to the initiation of full construction in the fourth quarter of 2014. The following is a breakdown of significant development costs incurred during the three month period ended March 31, 2015 as compared with the same period in 2014:

•

$5,200,795 (2014 - $Nil) in costs related to the construction of the crushing-screening plant. Approximately $1 million was paid as a progress payment on the high pressure grinding rolls or HPGR. The remaining was spent on progress payments for the equipment, the construction of the Hilfiker wall and concrete foundations.

•

$665,379 (2014 - $Nil) for the purchase of Komatsu mobile mining equipment. GQM LLC received two dozers and two articulated trucks in the first quarter of 2015. The equipment was financed through loans with Komatsu Financial.

•

$3,084,041 (2014 - $22,158) in costs related to the construction of the Phase 1, Stage 1 heap leach pad. The contractor started the preparation of the heap leach pad in early 2015 and site grading was completed in March.

•

$2,749,505 (2014 - $Nil) in costs related to the construction of the conveying and stacking system. GQM LLC entered into a turn-key contract for the conveying and stacking system during the fourth quarter of 2014. Progress payments were made during the first quarter of 2015.

•

$2,512,373 (2014 - $Nil) in costs related to the construction of the Merrill-Crowe plant. Approximately $1.8 million in progress payments were made on plant equipment with the remainder spent on the Merrill-Crowe plant building and for the construction of the pump box.

•	$1,131,902 (2014 - $640,222) in engineering and consulting costs. Engineering costs mostly comprised of engineering and project management costs related to the crushing-screening plant.

•	$1,073,761 (2014 - $Nil) in costs related to the water supply and water storage infrastructure.

•	$935,994 (2014 - $85,414) related to costs to prepare the power supply for the site.

•	$702,186 (2014 - $Nil) in interest expense capitalized to mineral property interests.

•	$76,023 (2014 - $1,096,743) in site preparation costs. Site preparation costs decreased because the site preparation is nearly complete and the construction has advanced.

•

$245,535 (2014 - $605,626) in costs related to the construction of the workshop and warehouse. The decrease is attributable to the fact that construction of the workshop and warehouse is essentially complete.

The Company, through GQM LLC, continued its work on the Project as described in Construction of Infrastructure and Project Facilities above. Construction is advancing smoothly and is approximately 40% complete. All turn-key projects have been awarded to independent contractors.

Workshop-Warehouse: This project was completed on time and on budget in 2014. The workshop-warehouse was fully equipped with the necessary lubrication equipment, compressor, work benches and a waste oil storage tank in February. Work on four offices constructed on the floor above the warehouse was completed in March. We received approval for early occupancy of both the workshop-warehouse and the assay laboratory in April. Both buildings are not currently being used.

Assay Laboratory: The construction started in the fourth quarter of 2014 and was completed on time and on budget during the first quarter of 2015. The laboratory equipment was ordered and we expect to have a fully operational assay laboratory by mid-May.

Water Supply & Water Storage: The construction of the basic water supply infrastructure for the Project is well under way. The electrical installations at water well PW-1 were completed in March and water supply from the well is now fully automated. We will start drilling backup production water well (PW-4) in mid-May. Delivery of five water storage tanks is expected in late May.

Power Supply: Construction of the site-wide power distribution system is advancing rapidly and all power poles have been set. Foundations for the primary sub-station will be constructed in late May. Nine transformers were ordered in October 2014 and delivery is expected in late May. We expect to connect to the Southern California Edison power line in July.

Crushing-Screening Plant: The Hilfiker wall was completed in February, on time and slightly below budget. Construction of the footings and construction of a retaining wall in the primary crusher area was completed in April. Structural steel and equipment for the primary crusher will be delivered in late May. This turn-key project is expected to be completed in September. The order for the high pressure grinding roll or HPGR was placed with ThyssenKrupp Industrial Solutions (USA), Inc. in the third quarter of 2014. We expect to receive the HPGR on site in July, slightly ahead of schedule.

Heap Leach Pad Phase 1/Stage 1: The contractor started the preparation of the heap leach pad in early 2015. Site grading was completed in March. This turn-key project is expected to be completed in August.

Merrill-Crowe plant: The contract for the equipment was awarded during the fourth quarter of 2014 and the contract for the building was awarded in January 2015. The contractor has placed orders for the equipment and the supporting steel is being fabricated in Mexico. The building is on order. Excavation for construction of the footings was completed in April. Basic construction of the pump box was completed in March. This turn-key project is expected to be completed in October.

Stacking and Conveying System: The erection of the overland conveyor started in April. Equipment for the other components of the conveying and stacking system is being delivered on schedule. This turn-key project is expected to be completed in September.

Cash from Financing Activities:

Cash used in investing activities totaled $2,750,000 during the three month period ended March 31, 2015 (Three months ended March 31, 2014 – proceeds of $10,012,721). The remaining balance of the January 2014 Loan, $2,500,000 and closing fees of $250,000 on the December 2014 Loan were paid during the first quarter of 2015.

On January 1, 2014, the Company entered into the $10,000,000 January Loan. The January Loan had a twelve-month term and an annual interest rate of 5%, payable on the maturity date. The Company repaid $7,500,000 of the loan on December 31, 2014. The remaining balance of the loan, $2,500,000 was repaid on January 5, 2015 (please see Transactions with Related Parties above for more information).

Working Capital:

As at March 31, 2015, the Company had current assets of $69,375,847 (December 31, 2014 - $91,574,405; March 31, 2014 - $11,010,573) and current liabilities of $27,887,261 (December 31, 2014 - $26,464,078; March 31, 2014 - $12,150,352) or working capital of $41,488,586 (December 31, 2014 –$65,110,327; March 31, 2014 – working capital deficiency of $1,139,779). The increase in working capital from March 31, 2014 is the result of amounts advanced in connection with the Joint Venture Transaction, partially off-set by project-related expenditures.

The Company will use its cash on hand for ongoing work on site (refer to Construction of Infrastructure and Project Facilities above), for detailed engineering of facilities for the Project, for buying back royalty interests, for additional land purchases, and for legal, accounting and regulatory fees.

Please refer also to Outlook below.

The Company is evaluating various options for financing its Joint Venture obligations and repaying its debt obligations, including debt, equity and other alternatives.

Outstanding Share Data

The number of shares issued and outstanding and the fully diluted share position are set out in the table below:

Item	No. of Shares
Shares issued and outstanding on December 31, 2014	99,778,683
Shares issued for mineral properties	Nil
Shares issued pursuant to the exercise of stock options	Nil
Shares issued pursuant to a management agreement *	150,000
Shares issued and outstanding on March 31, 2015	99,928,683	Exercise Price	Expiry Date
Director and consultants stock options	750,000	US$1.16 to US$1.59	From 04/18/15 to 09/18/18
Shares to be issued as a finder’s fee	100,000	Not Applicable	Not Applicable
Additional bonus shares issuable to H. Lutz Klingmann	150,000	Not Applicable	Not Applicable
Fully diluted on March 31, 2015	100,928,683
Expired stock options	(50,000)	$1.22	04/18/2015
Shares to be issued on conversion of convertible debentures**	9,708,736	Lower of C$1.03 or market price on maturity date**	07/25/15
Fully diluted on May 11, 2015	110,587,419
The company has an unlimited authorized share capital

*150,000 bonus common shares were issued on March 27, 2015 to H. Lutz Klingmann, the President of the Company, pursuant to his management agreement. Refer to Note 6 – Commitments and Contingencies of the unaudited condensed consolidated interim financial statements for further details on H. Lutz Klingmann’s management agreement.
** The principal amounts of the convertible debentures, being an aggregate of C$10,000,000, are convertible into shares of the Company at a price of C$1.03 per share for a period of two years. If the convertible debentures have not been converted by the holder prior to the maturity date, then either the Company or the holder may convert them at the lower of C$1.03 or the market price as at the maturity date. The market price on the maturity date will be determined based on the volume weighted average price of the shares as traded on the TSX for the five trading days preceding the maturity date.

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

Construction is advancing smoothly and has progressed to a 40% completion rate; all turn-key projects have been awarded to independent contractors. The Company expects commissioning of the processing facilities in late 2015.

Recent developments include:

•	We will start drilling backup production water well PW-4 in mid-May. Delivery of five water storage tanks is expected in late May.

•	The equipment for the overland conveyor has been delivered and our contractor is in the process of erecting the overland conveyor.
•

The Merrill-Crowe plant equipment has been ordered and the supporting steel is being fabricated in Mexico. The building is on order, the excavation of the footings was completed in April and the construction of the footings will be completed in late May.

•

The earthmoving phase of the Phase 1, Stage 1 heap-leach pad, the events pond and the solution conveying channel has been completed. A sub-contractor to our prime contractor has mobilized a portable crushing- screening plant to site and overliner material is being crushed and stockpiled.

•

Construction of footings in the primary and secondary crusher sections of the crushing-screening plant has essentially been completed. Structural steel and equipment for the primary crusher section will be delivered by mid-May.

•	The primary mobile mining equipment, two rubber-tired loaders and four 100 ton haulage trucks, have been delivered to site and assembled.

It is not expected that GQM LLC will hedge any of its gold or silver production.

The ability of the Company to develop a mine on the property is subject to numerous risks, certain of which are disclosed in the Company’s latest Form 10-K filing with the SEC, dated March 16, 2015. Readers should evaluate the Company’s prospects in light of these and other risk factors.

Mineral Properties

In July 2012, the Company received notice that it had met all remaining major conditions of the conditional use permits for the Project. As a result, Management made the decision to begin capitalizing all development expenditures related to the Project while all other expenses not related to the development of the project continue to be expensed as incurred. Refer also to Note 3 Mineral Properties of the unaudited condensed consolidated interim financial statements for a more detailed discussion.

Subsequent Events

Subsequent to March 31, 2015, mobile mining equipment was delivered to site. Shortly after receiving the equipment, the Company paid $0.2 million, which represented the sales tax and a 10% deposit. The remaining $0.8 million will be financed over 48 months at an interest rate of 2.99%.

In addition, four mining trucks and two loaders were delivered and assembled on site in April. The Company paid a 10% deposit of $0.9 million in April and expects to finance the remaining purchase price when it officially takes possession of the equipment later this year.

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

Drilling and related costs are either classified as exploration or secondary development, as defined above, and charged to operations as incurred, or capitalized, based on the following criteria:

•	Whether or not the costs are incurred to further define mineralization at and adjacent to existing reserve areas or intended to assist with mine planning within a reserve area;
•	Whether or not the drilling costs relate to an ore body that has been determined to be commercially mineable, and a decision has been made to put the ore body into commercial production; and
•

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

If all of these criteria are met, drilling and related costs are capitalized. Drilling costs not meeting all of these criteria are expensed as incurred. The following factors are considered in determining whether or not the criteria listed above have been met, and capitalization of drilling costs is appropriate:

•	Completion of a favourable economic study and mine plan for the ore body targeted;
•	Authorization of development of the ore body by management and/or the Board of Directors; and
•	All permitting and/or contractual requirements necessary for us to have the right to or control of the future benefit from the targeted ore body have been met.

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

Capitalized Interest

For significant exploration and development projects, interest is capitalized as part of the historical cost of developing and constructing assets in accordance with ASC 835-20 ("capitalization of interest"). Interest is capitalized until the asset is ready for service. Capitalized interest is determined by multiplying the Company’s weighted-average borrowing cost on general debt by the average amount of qualifying costs incurred. Once an asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depletion or impairment. See Note 7(v) of the unaudited condensed consolidated interim financial statements.

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

The non-controlling interest in permanent equity represents the portion of the non-controlling interest that is not convertible. Please refer to Note 7(vi) of the unaudited condensed consolidated interim financial statements for complete details of how the transaction has been accounted for.

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

GQM LLC has provided reclamation financial assurance to the Bureau of Land Management, the State of California and Kern County totaling $553,343.

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

ii) In February 18, 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis which focuses on the consolidation evaluation for reporting organizations (public and private companies and not-for-profit organizations) that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the standards and improves current GAAP by:

•

Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met.

•	Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE).
•	Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.

The ASU will be effective for periods beginning after December 15, 2015, for public companies. Early adoption is permitted, including adoption in an interim period. The Company is assessing the impact of this standard.

iii) In April, 2015, FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) which focuses on simplifying the presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company holds 90% of its cash in bank deposit accounts with a single major financial institution. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash balances during the quarter ended March 31, 2015, a 1% decrease in interest rates would have reduced the interest income for the period by a trivial amount.

Foreign Currency Exchange Risk

Certain purchases of labour are denominated in Canadian dollars. As a result, currency exchange fluctuations may impact the costs of our operations. Specifically, the appreciation of the Canadian dollar against the U.S. dollar may result in an increase in the Canadian operating expenses in U.S. dollar terms. As of March 31, 2015, the Company maintained the majority of its cash balance in U.S. dollars. The Company currently does not engage in any currency hedging activities.

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

As of March 31, 2015, our Chief Executive Officer and Chief Financial Officer, and our external Sarbanes-Oxley consultants carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of March 31, 2015, based on these criteria.

An evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of the end of the reporting period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of March 31, 2015, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

Changes in Internal Control

There were no material changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three month period ended March 31, 2015.

Fraud Analysis

The Company is committed to preventing fraud and corruption and is developing an anti-fraud culture. To achieve this goal, the Company has committed to the following:

1.	Developing and maintaining effective controls to prevent fraud;
2.	Ensuring that if fraud occurs a vigorous and prompt investigation takes place;
3.	Taking appropriate disciplinary and legal actions;
4.	Reviewing systems and procedures to prevent similar frauds;
5.	Investigating whether there has been a failure in supervision and take appropriate disciplinary action if supervisory failures occurred; and
6.	Recording and reporting all discovered cases fraud.

The following policies have been developed to support the Company’s goals:

•	Insider Trading Policy
•	Managing Confidential Information Policy
•	Whistleblower Policy
•	Anti-corruption Policy

All policies can be viewed in full on the Company’s website at www.goldenqueen.com

For the three month period ended March 31, 2015 and year ended December 31, 2014, there were no reported instances of fraud.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See “The Center for Biodiversity Petition to List the Mojave Shoulderband Snail as an Endangered Species” and “Other Legal Matters” contained in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal period ended December 31, 2014, as filed with the SEC on March 16, 2015.

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing
3.1	Notice of Articles	Incorporated by reference to Exhibit 3.03 to the Form S-3 of the Company, filed with the SEC on August 21, 2014
3.2	Articles	Incorporated by reference to Exhibit 3.2 to the Form 8-K of the Company, filed with the SEC on September 2, 2010
10.1

Amendment to Pledge Agreement between the Company, Golden Queen Mining Holdings Inc., Golden Queen Mining Canada Ltd., The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009 and Jonathan C. Clay dated February 27, 2015

Filed herewith
31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934	Filed herewith
31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934	Filed herewith
32.1	Section 1350 Certification of the Principal Executive Officer	Filed herewith
32.2	Section 1350 Certification of the Principal Financial Officer	Filed herewith
101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three months ended March 31, 2015, formatted in XBRL	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2015
GOLDEN QUEEN MINING CO. LTD.
(Registrant)

	By:	/s/ H. Lutz Klingmann
H. Lutz Klingmann
Principal Executive Officer

	By:	/s/ Andrée St-Germain
Andrée St-Germain
Principal Financial Officer