Form 10-Q
period 2015-06-30
GOLDEN QUEEN MINING CO LTD
filed 2015-08-10
CIK 1025362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from  ______________to __________________

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
Yes  [ X ]  No  [  ]

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  [  ]  Accelerated filer  [ X ]  Non-accelerated filer  [  ]  Smaller reporting company  [  ]

Check whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.
Yes  [  ]  No  [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
As of August 10, 2015 the registrant’s outstanding common stock consisted of 99,928,683 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Golden Queen Mining Co. Ltd.
Condensed Consolidated Interim Financial Statements
June 30, 2015

(US Dollars)

GOLDEN QUEEN MINING CO. LTD.
Condensed Consolidated Interim Balance Sheets
(Unaudited - US dollars)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash (Note 7 (vii))	$85,721,947	$91,407,644
Receivables	31,729	52,136
Prepaid expenses and other current assets	1,143,721`	114,625

Total current assets	86,897,397	91,574,405
Property (Note 2)	236,440	251,467
Mineral property interests (Note 3)	82,330,623	37,138,134
Reclamation financial assurance (Note 5)	902,382	553,329
Total Assets	170,366,842	129,517,335

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 7(i))	$8,468,313	$3,309,476
Interest payable (Note 7(ii) and (iii))	374,545	320,721
Closing fee payable (Note 7(iii))	-	250,000
Notes payable (Note 7(iii))	-	13,881,305
Current portion of loan payable (Note 10)	1,347,120	222,839
Derivative liability–convertible debenture (Note 7(ii))	12,414	1,829,770
Convertible debenture (Note 7(ii))	7,749,036	6,649,967

Total current liabilities	17,951,428	26,464,078
Notes payable (Note 7 (iii))	33,640,346	-
Derivative liability – warrants (Note 7(iv))	3,352,979	-
Asset retirement obligations (Note 5)	902,382	624,142
Loan payable (Note 10)	3,943,982	690,293

Total Liabilities	59,791,117	27,778,513
Temporary Equity
Redeemable portion of non-controlling interest (Note 7(vii))	27,434,016	22,833,645
Shareholders’ Equity
Common shares, no par value, unlimited shares authorized 99,928,683 (2014 – 99,778,683) shares issued and outstanding (Notes 4 and 7(i))	62,860,443	62,709,015
Additional paid-in capital (Note 7(vii))	56,390,510	56,390,510
Deficit accumulated	(77,260,267)	(74,444,816)

Total shareholders’ equity attributable to GQM Ltd.	41,990,686	44,654,709
Non-controlling interest (Note 7(vii))	41,151,023	34,250,468

Total Shareholders’ Equity	83,141,709	78,905,177

Total Liabilities, Temporary Equity and Shareholders’ Equity	$170,366,842	$129,517,335

Basis of Presentation and Ability to Continue as a Going Concern (Note 1)
Commitments and Contingencies (Note 6)
Subsequent Events (Note 14)

Approved by the Directors:

“ Thomas M. Clay”	“Bryan A. Coates”
Thomas M. Clay, Chairman	Bryan A. Coates, Director

See Accompanying Summary of Accounting Policies and Notes to Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.
Condensed Consolidated Interim Statements of Income/(Loss) and Comprehensive Income/(Loss)
(Unaudited - US dollars)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

General and administrative expenses (Notes 8 and 12)	$(1,991,215)	$(2,081,950)	$(2,730,747)	$(3,147,208)
Change in fair value of derivative liability including change in foreign exchange (Notes 7(ii) and 7(iv))	2,568,849	1,634,681	2,467,100	(4,112,695)

	577,634	(447,269)	(263,647)	(7,259,903)
Interest expense (Note 7(vi))	(1,070,111)	(264,120)	(2,017,864)	(955,417)

Loss on extinguishment of debt (Note 7(iii))	(151,539)	-	(151,539)	-
Closing fee (Note 7(iii))	(1,500,000)	-	(1,500,000)	-
Interest income	52,383	5,546	118,525	14,838
Net and comprehensive income (loss) for the period	(2,091,633)	(705,843)	(3,814,525)	(8,200,482)
Add: Net and comprehensive loss attributable to the non-controlling interest for the period (Note 7(vii))	712,368	-	999,074	-

Net and comprehensive income (loss) attributable to Golden Queen Mining Co Ltd. for the period	$(1,379,265)	$(705,843)	$(2,815,451)	$(8,200,482)

Earnings (Loss) per share – basic (Note 9)	$(0.01)	$(0.01)	$(0.03)	$(0.08)

Earnings (Loss) per share – diluted (Note 9)	$(0.01)	$(0.02)	$(0.03)	$(0.08)

Weighted average number of common shares outstanding -basic	99,928,683	99,619,562	99,857,412	99,441,099

Weighted average number of common shares outstanding - diluted	99,928,683	109,418,434	99,857,412	99,441,099

See Accompanying Summary of Accounting Policies and Notes to Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.
Condensed Consolidated Interim Statements of Shareholders’ Equity, Non-controlling Interest and Redeemable Portion of Non-controlling Interest
(Unaudited - US dollars)

					Total			Redeemable
					Shareholders’		Total	Portion of Non-
	Common		Additional	Deficit	Equity attributable	Non-controlling	Shareholders’	controlling
	Shares	Amount	Paid-in Capital	Accumulated	to GQM Ltd	Interest	Equity	Interest
Balance, December 31, 2013	99,233,383	$62,289,402	$9,927,142	$(65,975,612)	$6,240,932	$-	$6,240,932	$-
Issuance of common shares for mineral property	15,300	24,480	-	-	24,480	-	24,480	-
Stock options exercised	530,000	395,133	(283,712)	-	111,421	-	111,421	-
Stock-based compensation	-	-	233,672	-	233,672	-	233,672	-
Dilution of ownership interest in subsidiary to non-controlling interest	-	-	46,513,408	-	46,513,408	38,091,955	84,605,363	25,394,637
Distributions to non- controlling interest	-	-	-	-	-	(3,000,000)	(3,000,000)	(2,000,000)
Net loss for the year	-	-	-	(8,469,204)	(8,469,204)	(841,487)	(9,310,691)	(560,992)

Balance, December 31, 2014	99,778,683	$62,709,015	$56,390,510	$(74,444,816)	$44,654,709	$34,250,468	$78,905,177	$22,833,645
Issuance of common shares as part of management agreement	150,000	151,428	-	-	151,428	-	151,428	-
Top-up contribution to non- controlling interest	-	-	-	-	-	7,500,000	7,500,000	5,000,000
Net loss for the period	-	-	-	(2,815,451)	(2,815,451)	(599,445)	(3,414,896)	(399,629)

Balance, June 30, 2015	99,928,683	$62,860,443	$56,390,510	$(77,260,267)	$41,990,686	$41,151,023	$83,141,709	$27,434,016

See Accompanying Summary of Accounting Policies and Notes to Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.
Condensed Consolidated Interim Statements of Cash Flows
(Unaudited - US dollars)

	Six Months	Six Months
	Ended	Ended
	June 30, 2015	June 30, 2014
Operating activities:
Net income (loss) for the period	$(3,814,525)	$(8,200,482)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Amortization and depreciation	15,027	18,223
Amortization of debt discount and interest accrual	1,973,307	955,417
Change in fair value of derivative liabilities including change in foreign exchange	(2,467,100)	4,112,695
Shares for services (Note 7(i) and Note 12)	151,428	-
Stock-based compensation	-	192,148
Loss on extinguishment of debt (Note 7(iii))	151,539	-
Closing fee related to long-term debt	1,500,000	-
Unrealized foreign exchange	(497,411)	18,369
Changes in assets and liabilities:
Receivables	20,407	(14,752)
Prepaid expenses and other current assets	(1,029,096)	(100,102)
Accounts payable and accrued liabilities	597,434	203,275
Interest payable	(797,945)	-

Cash used in operating activities	(4,196,935)	(2,815,209)

Investment activities:
Additions to mineral property interests	(34,389,709)	(7,250,113)
Purchase of financial assurance	(349,053)	-

Cash used in investing activities	(34,738,762)	(7,250,113)
Financing activities:
Top-up contribution	12,500,000	-
Borrowing under long-term debt	25,000,000	-
Repayment of short-term debt	(2,500,000)	-
Borrowing under short-term debt	-	10,000,000
Closing fees related to short-term debt capitalized to the loan	(250,000)	-
Closing fees related to long-term debt	(1,500,000)	-
Issuance of common shares upon exercise of stock options	-	111,421

Cash provided by financing activities	33,250,000	10,111,421

Net change in cash	(5,685,697)	46,099
Cash, Beginning balance	91,407,644	5,030,522

Cash, Ending balance	$85,721,947	$5,076,621

Supplementary Disclosures of Cash Flow Information (Note 8)

See Accompanying Summary of Accounting Policies and Notes to Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2015
(Unaudited - US dollars)

Nature of Business Golden Queen Mining Co. Ltd. (“Golden Queen”, “GQM Ltd.” or the “Company”) is engaged in the development of the Soledad Mountain Project (“the Project”), located in the Mojave Mining District, Kern County, California. The Company originally used its wholly owned subsidiary, Golden Queen Mining Company, Inc. (“GQM Inc.”), to explore and develop the Project. On September 10, 2014, GQM Inc. was converted to a limited liability company, Golden Queen Mining Company, LLC (“GQM LLC”). The Company entered into a Joint Venture Transaction with Gauss LLC (“Gauss”) through its newly formed, wholly owned subsidiary, Golden Queen Mining Holdings, Inc. (“GQM Holdings”). The Joint Venture Transaction was completed on September 15, 2014. Upon completion of the Joint Venture Transaction, both the Company, through GQM Holdings, and Gauss each owned, and continue to own, 50% of GQM LLC. In February 2015, the Company incorporated Golden Queen Mining Canada Ltd. (“GQM Canada”), a wholly-owned British Columbia subsidiary, to hold the Company’s interest in GQM Holdings.

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
For the Six Months Ended June 30, 2015
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

Capitalized Interest For significant exploration and development projects, interest is capitalized as part of the historical cost of developing and constructing assets in accordance with ASC 835-20 ("capitalization of interest"). Interest is capitalized until the asset is ready for service. Capitalized interest is determined by multiplying the Company’s weighted-average borrowing cost on general debt by the average amount of qualifying costs incurred. Once an asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depletion or impairment. See Note 7(vi) - Amortization of Discount and Interest Expense.

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

Foreign Currency Translation The Company’s functional and reporting currency, the US dollar, is the primary economic currency. Assets and liabilities in foreign currencies are generally translated into US dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at exchange rates on the date of the transaction. Where amounts denominated in a foreign currency are converted into US dollars by remittance or repayment, the realized exchange differences are included in other income. The exchange rates prevailing at June 30, 2015 and December 31, 2014 were $1.25 and $1.16, and stated in Canadian dollars per one US dollar, respectively. The average rates of exchange during the six months ended June 30, 2015 and the year ended December 31, 2014 were $1.24 and $1.10, stated in Canadian dollars per one US dollar, respectively.

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2015
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

Estimates The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and judgements have been made by Management in several areas including the accounting for the joint venture transaction and determination of the temporary and permanent non-controlling interest (Note 7(vii)), the recoverability of mineral properties expenditures (Note 3), reclamation reserves (Note 5), warrant liability (Note 7(iv)) and convertible debenture (Note 7(ii)). Actual results could differ from those estimates.

Fair Value of Financial Instruments The carrying amounts reported in the balance sheets for cash, receivables, accounts payable and accrued liabilities, interest payable, closing fee payable and reclamation financial assurance approximate fair values because of the immediate or short-term maturity of these non-level 3 financial instruments. The fair value of the short-term and long-term loans payable approximate their carrying values as the interest rates are based on the market rates as they were initiated during the quarter and the previous two quarters. The market rates have remained steady for the loans payable during the past three quarters. The carrying value of the short and long term portions of the notes payable approximates their carrying value and have been estimated based on discounted cash flows using interest rates being offered for similar debt instruments. The carrying amount of the convertible debt instrument and the notes payable are being recorded at amortized cost using the effective interest rate method. As at June 30, 2015, the estimated fair value of the convertible debt using a discounted cash flow analysis based on an interest rate for a similar type of instrument without a conversion feature was $7,686,009 (December 31, 2014: $7,972,993). The embedded derivatives in connection with the convertible debenture and the share purchase warrants are being recorded at their fair values using an acceptable valuation model at each reporting period.

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

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2015
(Unaudited - US dollars)

Stock Option Plan The Company’s current stock option plan (the “Plan”) was adopted by the Company in 2013 and approved by shareholders of the Company in 2013. The Plan provides a fixed number of 7,200,000 common shares of the Company that may be issued pursuant to the grant of stock options. The exercise price of stock options granted under the Plan shall be determined by the Company’s Board of Directors (the “Board”), but shall not be less than the volume-weighted, average trading price of the Company’s shares on the TSX for the five trading days immediately prior to the date of the grant. The expiry date of a stock option shall be the date so fixed by the Board subject to a maximum term of five years. The Plan provides that the expiry date of the vested portion of a stock option will be the earlier of the date so fixed by the Board at the time the stock option is awarded and the early termination date (the “Early Termination Date”). The Early Termination Date will be the date the vested portion of a stock option expires following the option holder ceasing to be a director, employee or consultant, as determined by the Board at the time of grant, or in the absence thereof at any time prior to the time the option holder ceases to be a director, employee or consultant, in accordance with and subject to the provisions of the Plan. All options granted under the 2013 Plan will be subject to such vesting requirements as may be prescribed by the TSX, if applicable, or as may be imposed by the Board. A total of 700,000 (December 31, 2014 – 750,000) common shares were issuable pursuant to such stock options as at June 30, 2015.

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

Derivative financial instruments are measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to profit or loss. For simple warrant-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to estimate fair value of the derivative instruments. For more complex derivative financial instruments, including warrants that do not have a fixed exercise price, the Company uses acceptable pricing models to estimate fair value of the derivative instrument.

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
For the Six Months Ended June 30, 2015
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
For the Six Months Ended June 30, 2015
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

The Company has had no revenues from operations since inception and as at June 30, 2015 had a deficit of $77,260,267 (December 31, 2014 - $74,444,816) and working capital of $68,945,969 (December 31, 2014 - $65,110,327).

The Company and its 50%-owned subsidiary, GQM LLC, are a going concern as both have sufficient funds to meet their contractual obligations for the next twelve months.

The Company however has a $37.5 million loan maturing on December 8, 2016. Golden Queen, on a non-consolidated basis, currently does not have sufficient funds to repay this loan. This raises substantial doubt about this entity’s ability to continue as a going concern. The Company is evaluating its options, including debt and equity, to re-finance the June 2015 Loan before or at maturity.

2.	Property

Property consists of:
	June 30, 2015	December 31, 2014
Land	$109,600	$109,600
Rental properties	324,566	324,566
Property, cost	434,166	434,166
Less accumulated depreciation	(197,726)	(182,699)
Property, net	$236,440	$251,467

3.	Mineral Property Interests

In July 2012, the Company received notice that it had met all the remaining major conditions of the conditional use permits for development of the Project and began capitalizing all development expenditures directly related to the Project. Prior to July 2012, all acquisition costs were expensed due to uncertainties around obtaining the necessary permits. Components of capitalized costs related to the mineral properties as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014

Mineral property interest, land and claims	$3,811,821	$3,299,319
Deferred mine development costs	73,509,565	31,020,717
Asset retirement costs	550,807	272,567
Capitalized interest	3,997,182	2,412,015
Capitalized depreciation	461,248	133,516
Balance, end of the period	$82,330,623	$37,138,134

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2015
(Unaudited - US dollars)

3.	Mineral Property Interests - Continued

As at June 30, 2015, included in deferred mine development costs are buildings and equipment with a total accumulated cost of $9,085,651 (December 31, 2014 - $2,424,635). Total additions during the three and six months ended June 30, 2015 were $2,553,646 and $6,661,016 (Three and six months ended June 30, 2014 - $107,228 and $183,585). During the three and six months ended June 30, 2015, depreciation of $212,669 and $327,732 (Three and six months ended June 30, 2014 - $14,270 and $21,100) relating to these assets was capitalized within deferred mine development.

The Company is capitalizing a portion of the interest expense related to the convertible debenture and loan in accordance with its accounting policy. See Note 7 (vi) –Amortization of Discount and Interest Expense.

4.	Share Capital

The Company’s common shares outstanding have no par value, and are voting shares with no preferences or rights attached to them.

Common shares - 2015

In March 2015, the Company issued 150,000 common shares to the President of the Company for achieving two of the three milestones outlined in his management agreement (See Note 6 – Commitments and Contingencies). The common shares had a total fair value of $151,428 (Note 7(i)). The fair value was based on the market price on the date of issuance.

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
For the Six Months Ended June 30, 2015
(Unaudited - US dollars)

4.	Share Capital - Continued

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

The following is a summary of stock option activity during the six months ended June 30, 2015 and June 30, 2014:

		Weighted Average Exercise Price
	Shares	per Share
Options outstanding, December 31, 2013	1,380,000	$0.87
Options exercised	(530,000)	$0.21
Option outstanding, June 30, 2014	850,000	$1.27
Options exercisable, June 30, 2014	650,000	$1.29
Options forfeited	(100,000)	$1.16
Option outstanding and exercisable, December 31, 2014	750,000	$1.29
Options expired	(50,000)	$1.22

Options outstanding and exercisable, June 30, 2015	700,000	$1.30

There were no stock options issued during the three and six months ended June 30, 2015 and June 30, 2014.

During the three and six months ended June 30, 2015, the Company recognized $Nil and $Nil (Three and six months ended June 30, 2014 - $96,074 and $192,148) in stock-based compensation relating to employee stock options that have vesting terms.

During the year ended December 31, 2014, the Company recognized $233,672 (2013 - $475,263) in stock-based compensation relating to employee stock options that have vesting terms. This included a reversal of $46,245 (2013 - $Nil) in stock based compensation related to forfeited stock options.

As at June 30, 2015, the aggregate intrinsic value of the outstanding exercisable options was $Nil (December 31, 2014 - $Nil).

The total intrinsic value of 530,000 options exercised during 2014 was approximately $754,513. There were no options exercised in the three and six months ended June 30, 2015.

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2015
(Unaudited - US dollars)

Stock options – Continued

4. Share Capital – Continued

The following table summarizes information about stock options outstanding and exercisable at June 30, 2015:

		Weighted
	Number	Average
	Outstanding	Remaining
Expiry	and	Contractual Life	Exercise
Date	Exercisable	(Years)	Price

November 11, 2015	200,000	0.37	$1.16
June 3, 2018	50,000	2.93	$1.16
September 3, 2018	150,000	3.18	$1.59
September 18, 2018	300,000	3.22	$1.26

Outstanding, June 30, 2015	700,000	2.38
Exercisable, June 30, 2015	700,000	2.38

Share Purchase Warrants

During the six months ended June 30, 2015, the Company granted 10,000,000 share purchase warrants. The following is a summary of the share purchase warrant activity:

	June 30, 2015	December 31, 2014

Balance, beginning of the period	$-	$-
Issued	10,000,000	-
Balance, end of the period	$10,000,000	$-

		Weighted
		Average
		Remaining
Expiry	Number	Contractual Life	Exercise
Date	Outstanding	(Years)	Price

June 8, 2020	10,000,000	4.94	$0.95

5.	Asset Retirement Obligations

The Company is required to provide the Bureau of Land Management, the State Office of Mine Reclamation and Kern County with a revised reclamation cost estimate annually. The financial assurance is adjusted once the cost estimate is approved. The Company’s provision for reclamation of the property is estimated each year by an independent consulting engineer. This estimate, once approved by state and county authorities, forms the basis for a cash deposit of reclamation financial assurance. The reclamation estimate for 2015 is $624,142 (December 31, 2014 - $624,142).

In addition to the above, the Company is required to obtain and maintain financial assurance for initiating and completing corrective action and remediation of a reasonably foreseeable release from the Project’s waste management units as required by the Lahontan Regional Water Quality Control Board (the “Regional Board”). The reclamation estimate for 2015 is $278,240 (December 31, 2014 - $Nil).

The Company has provided reclamation financial assurance to the Bureau of Land Management, the State and Kern County and a reasonably foreseeable release financial assurance to the Regional Board totaling $902,382 (December 31, 2014 - $553,329; June 30, 2014 - $478,739).

The total asset retirement obligation as of June 30, 2015 is $902,382 (December 31, 2014 - $624,142; June 30, 2014 - $552,250).

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2015
(Unaudited - US dollars)

5.	Asset Retirement Obligations – Continued

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and clean-up its property based on its activities to date. During the three and six months ended June 30, 2015, there was an increase of $278,240 to the retirement obligations as compared with the year ended December 31, 2014, where $71,892 was capitalized to mineral property interests as the asset portion of the retirement obligation. The amount was capitalized as the Company is in the development stage and is capitalizing all of its development costs pursuant to our policy.

The following is a summary of asset retirement obligations:

	June 30,	December 31,
	2015	2014
Balance, beginning of the period	$624,142	$552,250
Changes in cash flow estimates	278,240	71,892
Balance, end of the period	$902,382	$624,142

6.	Commitments and Contingencies

Property rent payments (Advance minimum royalties)

The Company has acquired a number of mineral properties outright. It has acquired exclusive rights to explore, develop and mine other portions of the Project under various mining lease agreements with landowners.

The Company is required to make property rent payments related to its mining lease agreements with landholders, in the form of advance minimum royalties. The total property rent payments for the three and six month periods ended June, 2015 were $50,167 and $60,167 (Three and six months ended June 30, 2014 - $65,500 and $99,980 of which $24,480 related to common shares issued), and the Company is expected to make approximate payments of $140,000 in 2015 to various landowners under the existing lease agreements. The payments will cease if and when the Company goes into production and then begins paying royalty payments on production yields.

There are multiple third party landholders and the royalty amount due to each landholder over the life of the Project varies with each property.

Finder’s fee

The Company has agreed to issue 100,000 common shares as a finder’s fee in connection with certain property acquisitions upon commencement of commercial production of the Project. As of June 30, 2015, commercial production has not commenced and no shares have been issued.

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

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2015
(Unaudited - US dollars)

6.	Commitments and Contingencies - Continued

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

Mine Development Commitments

As of June 30, 2015, GQM LLC has entered into contracts for construction totaling approximately $58.0 million, of which $26.2 million remains to be paid. The major commitments relate to the construction of the crushing-screening plant for $18.1 million, the construction of the Phase 1, Stage 1 heap leach pad for $8.3 million, the construction of the conveying and stacking system for $8.2 million and work related to the Merrill-Crowe plant equipment for $7.1 million. The commitments are expected to be paid out in 2015. GQM LLC made approximately $4.0 million in additional construction commitments subsequent to June 30, 2015.

In addition, GQM LLC committed, as of June 30, 2015, to $16.6 million of Komatsu mobile mining equipment with Road Machinery LLC. As of June 30, 2015, GQM LLC received the water truck, a motor grader, three dozers, two articulated trucks and two excavators valued at approximately $6.8 million (see Note 10 of the unaudited condensed consolidated interim financial statements for more details). Please refer to Subsequent Events – Note 14 for additional commitments entered into by the Company subsequent to June 30, 2015.

7.	Related Party Transactions

Except as noted elsewhere in these consolidated financial statements, related party transactions are disclosed as follows:

(i)	Consulting Fees

For the three and six months ended June 30, 2015, the Company paid $12,378 and $201,312 (Three and six months ended June 30, 2014 - $39,032 and $84,059) to Mr. H. Lutz Klingmann for services as President of the Company of which $Nil (December 31, 2014 - $Nil; June 30, 2014 - $13,797) is payable as at June 30, 2015. Included in the consulting fees for the six months ended June 30, 2015 was $151,428 (Six months ended June 30, 2014 - $Nil) related to 150,000 bonus shares issued in accordance with Mr. Klingmann’s management agreement (Refer to Note 6 – Commitments and Contingencies of the unaudited condensed consolidated interim financial statements). On May 1, 2015 Mr. Klingmann became an employee of the Company and his salary, since that date, is included under corporate salary expenses.

During the three and six months ended June 30, 2015, the Company paid a total of $18,414 and $36,852 respectively (2014 - $11,815 and $23,439, respectively) for regular director fees to the three independent directors and Thomas M. Clay. Mr. Clay did not receive directors’ fees during the three and six months ended June 30, 2014.

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2015
(Unaudited - US dollars)

7.	Related Party Transactions – Continued

(ii)	Convertible Debentures

On July 26, 2013, the Company entered into agreements to issue convertible debentures for aggregate proceeds of C$10,000,000 ($9,710,603), from a significant shareholder group. The convertible debentures are unsecured and bear interest at 2% per annum, calculated on the outstanding principal balance, payable annually. The principal amounts of the notes are convertible into shares of the Company at a price of C$1.03 per share for a period of two years. If the notes have not been converted by the holder prior to the maturity date, then the Company may convert them at the lower of C$1.03 or the market price as at the maturity date. Subsequent to June 30, 2015, the convertible debenture was repaid. Refer to Subsequent Events – Note 14 for complete details.

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

The fair value of the derivative liability related to the conversion feature as at June 30, 2015 is $12,414 (December 31, 2014 - $1,829,770). The derivative liability was calculated using an acceptable option pricing valuation model with the following assumptions:

	2015	2014
Risk-free interest rate	0.49% - 0.50%	1.00% - 1.09%
Expected life of derivative liability	0.07 - 0.32 years	0.57 - 1.32 years
Expected volatility	49.36% - 77.00%	73.03% - 98.21%
Dividend rate	0.00%	0.00%

The changes in the derivative liability related to the conversion feature are as follows:

	June 30, 2015	December 31, 2014

Balance, beginning of the period	$1,829,770	$2,833,987
Change in fair value of derivative liability including foreign exchange	(1,817,356)	(1,004,217)
Balance, end of the period	$12,414	$1,829,770

The change in the convertible debentures is as follows:

	June 30, 2015	December 31, 2014
Balance, beginning of the period	$6,649,967	$4,642,620
Discounted convertible debentures	-	-
Amortization of discount	1,590,551	2,510,611
Foreign exchange	(491,482)	(503,264)
Balance, end of the period	$7,749,036	$6,649,967

During the three and six months ended June 30, 2015, in addition to the amortization of the discount on the convertible debenture, the Company incurred interest expense of $40,301 and $80,586, respectively (Three and six months ended June 30, 2014 - $45,799 and $91,516, respectively) based on the 2% per annum stated interest rate for a total amortization of discount and interest expense of $882,982 and $1,671,137 for the three and six months ended June 30, 2015 (Three and six months ended June 30, 2014 - $638,837 and $1,205,134, respectively). Interest payable relating to the convertible debenture as at June 30, 2015 was $145,378 (December 31, 2014 - $70,721).

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2015
(Unaudited - US dollars)

7.	Related Party Transactions – Continued

(iii)	Notes Payable

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

On December 31, 2014 the Company also entered into a new loan (the “December Loan”) with the same parties for an amount of $12,500,000. The December Loan is due on demand on July 1, 2015 and bears an annual interest rate of 10% payable at the end of each quarter. The loan is guaranteed by GQM Holdings, and secured by a pledge of the Company's interests in GQM Canada, GQM Canada’s interest in GQM Holdings and GQM Holdings' 50% interest in GQM LLC. The Company also incurred a closing fee to secure the loan in the amount of $1,000,000, of which, $750,000 was paid on December 31, 2014 and the remaining $250,000 was paid on January 5, 2015. The Company agreed to pay the legal fees incurred by the lenders relating to this instrument which amounted to $90,916. The total legal fees paid for the transaction were $118,695. The Company also agreed to provide the lenders with the option for certain registration rights whereby the Company would bear the costs and responsibility of registering the lenders common shares for the purposes of disposition subsequent to July 1, 2015. The Company has determined it is unlikely the registration option would be exercised and therefore has not accrued any potential costs related to the registration of the common shares. The Company has presented these transaction costs as a contra liability as substantially all of these costs were paid to the lenders.

On June 8, 2015, the Company amended the December Loan to extend the maturity to December 8, 2016 and increasing the principal amount from $12,500,000 to $37,500,000 (the “June 2015 Loan”). The Company also issued 10,000,000 common share purchase warrants exercisable for a period of five years expiring June 8, 2020. The common share purchase warrants have an exercise price of $0.95. All other terms remained the same as the December Loan. The Company also incurred a closing fee to secure the loan in the amount of $1,500,000, all of which was paid on June 8, 2015. The Company agreed to pay the legal fees incurred by the lenders relating to this instrument which amounted to $46,408. The legal fees were expensed as the transaction met the definition of a debt extinguishment. The terms of the registration rights remains unchanged as does the Company’s assessment of the likelihood of the registration rights being exercised. As such, as of June 30, 2015, no accrual has been made for the potential costs related to the registration rights.

	June 30, 2015	December 31, 2014
Balance, beginning of the period	$13,881,305	$-
Fair value at inception	33,497,277	22,500,000
Repayment of loans	(2,500,000)	(7,500,000)
Amortization of closing and legal fees	967,156	-
Amortization of discount on the June Loan	143,069	-
Extinguishment of the December Loan	(12,500,000)	-
Loss on extinguishment of debt	151,539	-
Capitalized closing fee and legal fees	-	(1,118,695)
Balance, end of the period	$33,640,346	$13,881,305

Interest payable relating to the June 2015 Loan as at June 30, 2015 was $229,167 (December 31, 2014 - $250,000 – of which $125,000 was interest expense and $125,000 related to the additional charge for the January Loan).

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2015
(Unaudited - US dollars)

7.	Related Party Transactions – Continued

(iv)	Share Purchase Warrants

On June 8, 2015 the Company issued 10,000,000 share purchase warrants to the Clay family in connection with the June 2015 Loan. The share purchase warrants are exercisable until June 8, 2020 at an exercise price of $0.95. Included in the June 2015 Loan agreement was an anti-dilution provision. If the Company were to complete a financing at a share price lower than the exercise price of the share purchase warrants, the exercise price of the share purchase warrants would be adjusted to match the price at which the financing was completed.

The share purchase warrants meet the definition of a derivative liability instrument as the exercise price is not a fixed price as described above. Therefore, the settlement feature does not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15.

The fair value of the derivative liability related to the share purchase warrants as at June 30, 2015 is $3,352,979 (December 31, 2014 - $Nil). The derivative liability was calculated using an acceptable option pricing valuation model with the following assumptions:

	2015	2014
Risk-free interest rate	0.81% - 1.02%	-
Expected life of derivative liability	4.94 - 5 years	-
Expected volatility	72.29% - 72.52%	-
Dividend rate	0.00%	-

The change in the derivative share purchase warrants is as follows:

	June 30, 2015	December 31, 2014
Balance, beginning of the period	$-	$-
Fair value at inception	4,002,723	-
Change in fair value	(649,744)	-
Balance, end of the period	$3,352,979	$-

(v)	Advance

In July 2014, GQM Inc. entered into a $10,000,000 short-term advance agreement (the “Advance”) with Leucadia and Auvergne (collectively, the “Lenders”), with the Company as guarantor. Leucadia provided $6,500,000 of the loan and Auvergne provided $3,500,000. The Advance had an interest rate of 10.0% per annum, compounded monthly. Auvergne is an investment vehicle managed by Thomas M. Clay, a Director and insider of the Company. On closing of the Joint Venture Transaction on September 15, 2014, GQM LLC applied part of the investment of $110,000,000 to repayment of principal and accrued interest on the $10,000,000 bridge loan advanced by the Lenders in July 2014. GQM LLC paid $209,607 in interest payment, including $73,632 paid to Auvergne on the July 2014 Advance, of which $45,264 was capitalized to mineral property interests.

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2015
(Unaudited - US dollars)

7.	Related Party Transactions – Continued

(vi)	Amortization of Discounts and Interest Expense

The following table summarizes the amortization of discounts and interest on loans and convertible debentures:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest expense related to the convertible debentures	$40,301	$45,799	$80,586	$91,516
Interest expense related to the January 2014 loans	-	616,096	-	741,096
Interest expense related to the December 2014 loans	236,301	-	547,945	-
Interest expense related to the June 2015 loans	229,167	-	229,167	-
Interest expense related to Komatsu Financial loans	31,146	-	44,558	-
Amortization of debt discount on the convertible debentures	842,681	593,038	1,590,551	1,113,618
Amortization of the December 2014 loan closing fees	430,427	-	967,155	-
Amortization of the June 2015 loan discount	143,069	-	143,069	-
Amortization of discount and interest on loan and convertible debentures	$1,953,092	$1,254,933	$3,603,031	$1,946,230

The Company’s loans were contracted to fund significant development costs. The Company capitalizes a portion of the interest expense as it related to funds borrowed to complete development activities at the Project site.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Amortization of discounts and interest on loan, advance and convertible debenture	$1,953,092	$1,254,933	$3,603,031	$1,946,230
Less: Interest costs capitalized	(882,983)	(990,813)	(1,585,167)	(990,813)
Amortization of discounts and interest expensed	$1,070,111	$264,120	$2,017,864	$955,417

(vii)	Joint Venture Transaction

On September 15, 2014, the Company closed the Joint Venture Transaction with Gauss resulting in both parties owning a 50% interest in the Project. Pursuant to the Joint Venture Transaction, Golden Queen converted its wholly-owned subsidiary GQM Inc., the entity developing the Project, into a California limited liability company named GQM LLC. On closing of the transaction, Gauss acquired 50% of GQM LLC by investing $110 million cash in exchange for newly issued membership units of GQM LLC. GQ Holdings, a newly incorporated subsidiary of the Company, holds the other 50% of GQM LLC.

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2015
(Unaudited - US dollars)

7.	Related Party Transactions – Continued

(vii)	Joint Venture Transaction - Continued

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

Variable Interest Entity

In accordance with ASC 810-10-30, the Company has determined that GQM LLC meets the definition of a VIE and that the Company is part of a related party group that, in its entirety, would meet the definition of a primary beneficiary. Although no individual variable interest holder individually meets the definition of a primary beneficiary in the absence of the related party group, Golden Queen has determined it is considered the member of the related party group most closely associated with GQM LLC. As a result, the Company has consolidated 100% of the accounts of GQM LLC in these consolidated financial statements, while presenting a non-controlling interest portion representing the 50% interest of Gauss in GQM LLC on its balance sheet. A portion of the non-controlling interest has been presented as temporary equity on the Company’s balance sheet representing the initial value of the non-controlling interest that could potentially be redeemable by Gauss in the future. The net assets of GQM LLC as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Assets, GQM LLC	$79,517,574	$118,937,371
Liabilities, GQM LLC	(14,690,770)	(4,769,144)
Net assets, GQM LLC	$64,826,804	$114,168,227

Included in the assets above, is $71,275,286 (December 31, 2014 - $83,282,403) in cash held as at June 30, 2015. The cash in GQM LLC is directed specifically to fund capital expenditures required to take the Project to production and settle GQM LLC’s obligations. The liabilities of GQM LLC do not have recourse to the general credit of the primary beneficiary.

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

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2015
(Unaudited - US dollars)

7.	Related Party Transactions – Continued

(vii)	Joint Venture Transaction - Continued

Non-Controlling Interest - Continued

If the non-diluted member does not make an election pursuant to the above within 60 days, the diluted member may choose (a) or (b) above. If no election is made by the diluted member, option (a) is deemed to have been elected.

This clause in the Joint Venture Transaction constitutes contingent redeemable equity as outlined in Accounting Series Release No. 268 (“ASR 268”) and has been classified as temporary equity.

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

September 15, 2014
Net assets, GQM LLC before Joint Venture Transaction	$16,973,184
Investment by Gauss	110,000,000
Net assets, GQM LLC after Joint Venture Transaction	126,973,184
Gauss’ ownership percentage	50%
Net assets of GQM LLC attributable to Gauss	$63,486,592

Allocation of non-controlling interest between permanent equity and temporary equity:

Permanent non-controlling interest (60% of total non- controlling interest)	$38,091,955
Temporary non-controlling interest (40% of total non- controlling interest)	$25,394,637

Subsequent to the initial transaction, the carrying value of the non-controlling interest will be adjusted for net income and loss, distributions and contributions pursuant to ASC 810-10 based on the same percentage allocation used to calculate the initial book value of temporary equity.

	June 30, 2015	December 31, 2014
Net and comprehensive loss in GQM LLC	$(1,998,148)	$(2,804,957)
Non-controlling interest percentage	50%	50%
Net and comprehensive loss attributable to non- controlling interest	(999,074)	(1,402,479)
Net and comprehensive loss attributable to permanent non-controlling interest	$(599,445)	$(841,487)
Net and comprehensive loss attributable to temporary non-controlling interest	$(399,629)	$(560,992)

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2015
(Unaudited - US dollars)

7.	Related Party Transactions – Continued

(vii)	Joint Venture Transaction - Continued

Non-Controlling Interest - Continued

	Permanent Non-	Temporary Non-
	Controlling Interest	Controlling Interest
Carrying value of non-controlling interest, December 31, 2014	$34,250,468	$22,833,645
Capital contribution	7,500,000	5,000,000
Net and comprehensive loss for the period	(599,445)	(399,629)
Carrying value of non-controlling interest , June 30, 2015	$41,151,023	$27,434,016

	Permanent Non-	Temporary Non-
	Controlling Interest	Controlling Interest
Carrying value of non-controlling interest, September 15, 2014	$38,091,955	$25,394,637
Distributions to non-controlling interest	(3,000,000)	(2,000,000)
Net and comprehensive loss for the period	(841,487)	(560,992)
Carrying value of non-controlling interest , December 31, 2014	$34,250,468	$22,833,645

Dilution of Interest in Subsidiary

As a result of the Joint Venture Transaction, the Company’s interest in GQM LLC was diluted from 100% to 50% and ordinarily, the Company would recognize a charge on dilution. However, since the transaction was with a related party and the Company retained control, the excess has not been recognized in net income but rather has been recorded in equity as an increase to APIC based on guidance provided in ASC 810-10-55-4D and -4E.

September 15, 2014
Investment by Gauss	$110,000,000
Less:
Initial carrying value of permanent equity	(38,091,955)
Initial carrying value of temporary equity	(25,394,637)
Effect of dilution of subsidiary recorded to APIC	$46,513,408

Management Agreement

GQM LLC is managed by a board of managers comprising an equal number of representatives of each of Gauss and GQ Holdings. The initial officers of GQM LLC were H. Lutz Klingmann as Chief Executive Officer, and Andrée St-Germain as Chief Financial Officer. Subsequent to June 30, 2015, the President of GQM LLC was appointed as the Chief Executive Officer of GQM LLC. A director of the Company was appointed to the GQM LLC Board of Managers as a nominee of the Company, replacing Mr. Klingmann. As long as a member of the Clay family holds greater that 25% of the Company, the Clay Group is entitled to appoint one of the Company’s representatives to the GQM LLC board of managers.

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2015
(Unaudited - US dollars)

7.	Related Party Transactions – Continued

(vii)	Joint Venture Transaction - Continued

Capital Contribution Agreement

Pursuant to the Joint Venture Transaction, GQ Holdings’ made a single capital contribution to GQM LLC of $12.5 million on June 15, 2015. Gauss funded an amount equal to GQM Holdings’ capital contribution to GQM LLC, and the aggregate amount of $25 million is anticipated to provide GQM LLC with the necessary funds to fully develop the Project. Both partners will maintain their 50% ownership of the Project.

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

The Transaction Agreement and Backstop Agreement contemplated that the Company would file a registration statement in connection with the rights offering by October 15, 2014. The Company has decided not to proceed with a rights offering, and as a result the standby commitment has expired.

8.	Supplementary Disclosures of Cash Flow Information

	June 30, 2015	June 30, 2014
Cash paid during period for:
Interest	$589,553	$-
Income taxes	$-	$-
Non-cash financing and investing activities:
Stock-based compensation	$-	$192,148
Common shares issued as part of a management agreement	$151,428	$-
Common shares issued for mineral property	$-	$24,480
Mineral property acquired through issuance of debt	$4,377,970	$-
Mineral property expenditures included in accounts payable	$7,658,456	$228,071
Non-cash interest cost capitalized to mineral property interests	$1,585,167	$990,813
Non-cash amortization of discount and interest expense	$1,973,307	$955,417

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2015
(Unaudited - US dollars)

9.	Earnings (Loss) Per Share
	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Numerator:
Net income (loss) –
numerator for basic EPS	$(1,379,265)	$(705,843)	$(2,815,451)	$(8,200,482)
Amortization of discount	-	-	-	-
Change in derivative liability – Convertible debentures	-	(1,634,681)	-	-
Change in derivative – Warrants	-	-	-	-

Numerator for diluted EPS	$(1,379,265)	$(2,340,524)	$(2,815,451)	$(8,200,482)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Denominator:
Denominator for basic EPS	99,928,683	99,619,562	99,857,412	99,441,099
Effect of dilutive securities:
Employee stock options	-	90,134	-	-
Convertible debenture	-	9,708,738	-	-
Warrants	-
Denominator for diluted EPS	99,928,683	109,418,434	99,857,412	99,441,099

Basic earnings(loss) per share	$(0.01)	$(0.01)	$(0.03)	$(0.08)
Diluted loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.08)

For the three month periods ended June 30, 2015 and 2014, 700,000 and 150,000 options were not included above as their impact would be anti-dilutive. For the six month periods ended June 30, 2015 and 2014, 700,000 and 850,000 options were not included above as their impact would be anti-dilutive.

For the three and six months ended June 30, 2015, 10,000,000 and Nil (Three and six months ended June 30, 2014 – Nil and Nil) warrants were not included above as their impact would be anti-dilutive.

For the three and six months ended June 30, 2015 and for the six months ended June 30, 2014, the convertible debentures were not included above as their impact would be anti-dilutive. The convertible debenture was included in the calculation for the three months ended June 30, 2014.

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2015
(Unaudited - US dollars)

10.	Loan Payable

The Company entered into seven financing agreements with Komatsu Financial during the period for two crawler dozers, two articulated trucks, two excavators and a wheeled dozer. The agreements are as follows:

	June 30, 2015	December 31, 2014
Motor Grader – Acquired on December 5, 2014 for a total purchase price of $291,146 including financing fees. The loan is payable over 4 years and carries an annual interest rate of 1.80% and a monthly payment of $5,268, principal and interest. The Company made a down payment of $47,335.	$214,286	$243,811

Water Wagon – Acquired on November 6, 2014 for a total purchase price of $815,374 including financing fees. The loan is payable over 4 years and carries an annual interest rate of 2.99% and a monthly payment of $15,109, principal and interest. The Company made a down payment of $132,646.	588,171	669,321

Crawler Dozer (Small) – Acquired on February 17, 2015 for a total purchase price of $822,750 including financing fees. The loan is payable over 4 years and carries an annual interest rate of 2.99% and a monthly payment of $15,245, principal and interest. The Company made a down payment of $133,875.	634,559	-

Crawler Dozer (Large) – Acquired on March 20, 2015 for a total purchase price of $1,364,725 including financing fees. The loan is payable over 4 years and carries an annual interest rate of 2.99% and a monthly payment of $25,287, principal and interest. The Company made a down payment of $222,075.	1,075,163	-

Two Articulated Trucks – Acquired on February 17, 2015 for a total purchase price of $671,944 each including financing fees. The loans are payable over 4 years and carries an annual interest rate of 2.99% and monthly payments of $12,451 each, principal and interest. The Company made a down payments of $109,325 for each truck.	1,036,515	-

Two Excavators – Acquired on April 23, 2015 and June 26, 2015 for a total purchase price of $992,541 and 280,843 respectively, including financing fees. The loans are payable over 4 years and carry an annual interest rate of 2.99% and 0.00% and monthly payments of $18,391 and $4,900 each, principal and interest. The Company made down payments of $161,487 and $45,658 for each truck.	1,033,557	-

Wheeled Dozer – Acquired on June 26, 2015 for a total purchase price of $846,575 including financing fees. The loan is payable over 4 years and carries an annual interest rate of 2.99% and monthly payments of $15,687, principal and interest. The Company made a down payments of $137,725 for each truck.	708,850	-

Total loan balance	5,291,102	913,132
Less: Current portion of loan	(1,347,120)	(222,839)

Loan payable – Long-term portion	$3,943,982	$690,293

The loan agreements are secured by the underlying assets.

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2015
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

Level 2

Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; See Note 7 (ii) – Convertible Debentures and Note 7 (iv) – Share Purchase Warrants for derivatives fair valued on a recurring basis and considered within level 2. The fair value measurement of these financial instruments use observable inputs in option price models such as the binomial and the black-scholes valuation models.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of June 30, 2015 and December 31, 2014, the Company had embedded derivative liabilities in connection with the Convertible Debenture (Note 7(ii)) and the warrants issued to the Clay family (Note 7 (iv)).

12.	General and Administrative Expenses

General and administrative expenses are broken down as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Audit & Accounting	$95,386	$107,027	$275,368	$264,521
Legal	369,400	538,926	615,322	928,756
Consulting fees	12,378	40,235	201,312	113,749
Corporate salary	603,418	266,677	754,848	387,755
Corporate expense	42,670	466,079	86,919	637,663
Office	221,185	241,754	488,523	374,358
Insurance	72,713	28,025	135,902	41,908
Regulatory and licensing	45,468	26,220	110,954	71,457
Environmental matters	56,720	17,093	56,720	17,093
Foreign exchange	94,424	196,168	(467,088)	21,532
Stock-based compensation	-	96,074	-	192,148
Pre-production costs	354,840	-	420,250	-
Public relations & promotion	22,613	57,672	51,717	96,268

Total	$1,991,215	$2,081,950	$2,730,747	$3,147,208

13.	Comparative Figures

Certain comparative figures have been reclassified to conform with the financial statement presentation adopted for the current year.

GOLDEN QUEEN MINING CO. LTD.
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months Ended June 30, 2015
(Unaudited - US dollars)

14.	Subsequent Events

Subsequent to June 30, 2015, GQM LLC took possession of two loaders and four 100 ton haul trucks, valued at $9.6 million. Shortly after taking possession of the equipment, the Company paid $0.6 million in sales tax. The 10% deposit of $0.9 million had already been paid during the second quarter of 2015. The remaining $8.1 million will be financed over 48 months at an interest rate of 4.24%.

Subsequent to June 30, 2015, GQM LLC took possession of a dozer, valued at $0.2 million. Shortly after taking possession of the equipment, the Company paid $17,550 in sales tax and made a 10% deposit of $23,400. The remaining $0.2 million will be financed over 48 months at an interest rate of 2.99%.

On July 24, 2015, the Company repaid its C$10.0 million ($7.7 million) convertible debenture and accrued interest of C$200,000 ($153,500).

On August 10, 2015, the President and Chief Executive Officer of the Company stepped down. The current Chairman of the Company assumed the role of Interim Chief Executive Officer. The Company also appointed the President and Chief Executive Officer of GQM LLC to the position of Chief Operating Officer. The Company and the former President and Chief Executive Officer entered into a separation agreement as of August 10, 2015, which provides for the termination of the employment agreement and an agreement for the Company to pay six month’s salary commencing from the date of termination. The separation agreement also confirms that as a result of the termination of the employment agreement, the 150,000 bonus shares that were to be issued upon reaching the commencement of production, will no longer be issuable as that milestone was not met as at the date of termination of the employment agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of the operating results and financial condition of Golden Queen Mining Co. Ltd. (“Golden Queen”, “Company”, “we”, “our” or “us”) is as at August 10, 2015 and should be read in conjunction with the unaudited condensed consolidated interim financial statements of the Company for the quarter ended June 30, 2015 and the notes thereto.

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

The Company closed a joint venture transaction (the “Joint Venture Transaction”) with Gauss LLC (“Gauss”) pursuant to which it sold 50% of its ownership in the Project for an investment of $110 million in September 2014. Gauss is a funding vehicle owned by entities controlled by Leucadia National Corporation (NYSE: LUK) (“Leucadia”) and certain members of the Clay family, a shareholder group which, at the time of the Joint Venture Transaction, collectively owned approximately 27% of the issued and outstanding shares of Golden Queen (the “Clay Group”). Gauss is owned 67.5% by Gauss Holdings LLC (“Gauss Holdings”, Leucadia’s investment entity) and 32.5% by Auvergne LLC (“Auvergne”, the Clay Group’s investment entity).

Golden Queen Mining Co., Inc. (“GQM Inc.”), a California corporation and the wholly-owned subsidiary of the Company, was converted into a limited liability company, Golden Queen Mining Company, LLC (“GQM LLC”) on September 10, 2014 in preparation for the formation of the Joint Venture. Golden Queen Mining Holdings (“GQ Holdings”), the Company’s wholly-owned subsidiary, now owns a 50% interest in GQM LLC and Gauss holds the remaining 50%.

On June 15, 2015, GQ Holdings and Gauss LLC each made a single capital contribution of $12.5 million to GQM LLC, for an aggregate contribution of $25 million.

The Company started construction of infrastructure-related items during the third quarter of 2013 and expects commissioning of the processing facilities in late 2015.

Please refer to the Company’s Form 10-K dated March 16, 2015 for information on the Project and the Joint Venture Transaction.

Construction of Infrastructure and Project Facilities

Construction progressed on site and proceeded with no incidents to report during the second quarter and to date in the third quarter of 2015.

•	The assay laboratory was equipped in June and commissioned in late July;

•

Construction of key footings for the crushing-screening plant has been completed. Construction of the “Fine Ore Bin” Hilfiker retaining wall as completed in July. Structural steel and equipment has been delivered and construction is underway;

•	The high-pressure grinding roll or HPGR, the key comminution equipment in the crushing-screening plant, is scheduled to be delivered to site in August;

•	The steel and equipment for the conveying and stacking system have been delivered. The assembly is well underway;

•	Construction of the footings for the Merrill-Crowe plant has been completed and erection of the building is progressing. Structural steel and equipment has been delivered;

•

A sub-contractor has mobilized a portable crushing-screening plant to site and this plant is being used to crush the overliner material for the Phase 1, Stage 1 heap leach pad. The placement of the overliner is 80% completed at this time;

•	Construction of the power distribution and water supply infrastructure is 75% complete;

•

There have been 16 pieces of Komatsu mobile mining equipment including four 100 ton haul trucks, two loaders, two 40 ton haul trucks, two excavators, four dozers, a water truck and a grader delivered on site and most of the equipment is currently being used in mining operations;

•	Road Machinery LLC, the Komatsu dealer in southern California, is developing a facility in Mojave to be able to provide maintenance support for the mobile mining equipment;

•

Robert C. Walish, Jr. was appointed to the position of President and Chief Executive Officer of GQM LLC. Mr. Walish was most recently the General Manager of the SCM Franke Operation of KGHM International, formerly QuadraFNX, located in northern Chile, where he was responsible for mining, processing and administration of a four million pound per month open-pit copper mining, heap-leach and SX-EW operation;

•

There are now 32 full-time employees in Mojave with an expected increase to approximately 50 full-time employees in the near term. The management team is also in place. The contractors’ combined workforce varies from 50 to 75 depending upon the particular projects that are being worked on.

Please refer to Cash used in Investing Activities below for further details on the work done on site.

February 2015 Technical Report and Updated Feasibility Study

The Company engaged Mine Development Associates (“MDA”) in 2014 to update the Project's geological model from first principles and to provide updated mineral resource estimates. The Company also engaged Norwest Corporation (“Norwest”) and Kappes, Cassiday & Associates (“KCA”) to update the mineral reserve estimates and prepare a feasibility study and economic analysis based upon current information. The updated mineral resource and reserve estimates and results of the feasibility study were disclosed in a news release on February 10, 2015. The Company filed a technical report pursuant to National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) titled “Soledad Mountain Technical Report and Updated Feasibility Study” with an effective date of February 25, 2015 (the “Technical Report”) on the System for Electronic Document Analysis and Retrieval (“SEDAR”) on February 27, 2015 and with the U.S. Securities And Exchange Commission (“SEC”) on March 2, 2015. The Technical Report was prepared by Carl E. Defilippi of KCA, Sean Ennis of Norwest, Michael M. Gustin of MDA and Peter Ronning of New Caledonian Geological Consulting, each of whom is a Qualified Person and independent of the Company pursuant to NI 43-101.

The updated feasibility study highlights include:
(expressed on a 100% Basis)

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

•

Pre-production capital costs of approximately $144mm in-line with the capital costs update provided in March 2014: $99.3mm in construction capital costs, $15mm contingency, $10.5mm in working capital and financial assurance cost estimate and $19.2mm for the mobile mining equipment. The mobile mining equipment is being financed through Komatsu Financial;

•	Base case after-tax net present value (5% discount rate) of $214mm with a gold price of $1,250/oz and a silver price of $17/oz; and

•	Base case after-tax IRR of 28.3% with a gold price of $1,250/oz and a silver price of $17/oz.

Please refer to the Company’s news release dated February 10, 2015 and Form 10-K dated March 16, 2015 for further details on the Technical Report and updated feasibility study.

The Center for Biodiversity Petition to List the Mojave Shoulderband Snail as an Endangered Species

On January 31, 2014, the Center for Biological Diversity (“CBD”) filed an emergency petition (the "Petition") with the United States Fish and Wildlife Service ("USFWS") asking the USFWS to list the Mohave Shoulderband snail as a threatened or endangered species. Citing a report published more than 80 years ago, the Petition claims that the snail exists in only three places, and that most of the snail habitat occurs on Soledad Mountain, where the Company is developing the Project.

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

Even though an emergency listing was not warranted, the USFWS is required by the Endangered Species Act to continue processing the Petition. On April 10, 2015, the USFWS announced the commencement of a 60-day public comment period as part of its decision to study the merits of the assertions made in the Petition. As of the date of August 10, no update has been provided. As the USFWS stated in its notice, taking this step does not mean that a listing will be justified at the end of the 12-month study period.

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

The NLRB informed the Company that the NLRB’s General Counsel had found in favor of the Company in the above matter in early October 2014. The NLRB issued a complaint against the Union with the NLRB in the role of prosecutor. In the case the NLRB Region 31 will be acting as a representative of the NLRB General Counsel and will be prosecuting this unfair labor practice charge against the Union.

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

A hearing before a United States Administrative Law Judge was held in Los Angeles from June 24 to June 26, 2015. The various parties that attended the hearing are preparing briefs that are due to be submitted to the Judge on or before September 18th, 2015

Complaint on Alleged Short-swing Trading Profits

We received notice that a complaint was filed on April 22, 2015 in United States District Court, District of Massachusetts seeking recovery pursuant Section 16(b) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), of alleged short-swing trading profits. The complaint was filed by Ryan T. Darby, as plaintiff, and named Landon T. Clay, a shareholder of the Company (“Clay”), and the Company as defendants. The plaintiff alleges that Mr. Clay realized short-swing profits in connection with transactions in Company securities within a six months. There can be no assurance that the Company will receive any funds as a result of this suit. Although the Company is only a nominal defendant in this action, time and money may be required to resolve it. The Company is unable to predict the timing or outcome of this litigation. Each of Mr. Clay and the Company believes that the allegations are without merit and intend to vigorously defend against the claims.

In conjunction with the June 2015 Loan, as defined elsewhere herein, the Company agreed to indemnify the Clay Group and their affiliates for up to $350,000 in legal expenses (not damages) incurred in defense of complaints brought against the lenders and their affiliates by shareholders of the Company under Section 16 of the Exchange Act. The legal fees reimbursed by the Company currently amount to $16,638. Please refer to the Transaction with Related Parties section for further details on the June 2015 Loan.

Results of Operations

The following are the results of operations for the three and six months ended June 30, 2015, and the corresponding periods ended June 30, 2014.

The Company had no revenue from operations during the three and six months ended June 30, 2015.

The Company incurred general and administrative expenses of $1,991,215 and $2,730,747 during the three and six months ended June 30, 2015 as compared to $2,081,950 and $3,147,208 for the same periods in 2014. Costs were lower by $90,735 and $416,461 for the three and six months ended June 30, 2015 when compared with the same periods in 2014. The reasons for the variance in costs are highlighted below.

The following significant general and administrative expenses were incurred during the six months ended June 30, 2015 with a comparison to costs incurred during the same period in 2014:

•

$754,848 (2014 - $387,755) for corporate salary. This increase is related to the addition of administrative personnel in Mojave as the Project is advancing towards production. Also included are 2014 bonuses for H. Lutz Klingmann, as CEO of the Company, and Andrée St-Germain, CFO of the Company, of C$45,000 and C$37,500, respectively. Corporate salary expenses also include a signing bonus for GQM LLC’s newly appointed President. The Company also started accruing for a construction bonus to be paid to employees upon successful completion of the construction and commissioning of the facilities.

•

$615,322 (2014 - $928,756) for legal expenses. The legal expenses for the six months ended June 30, 2014 included significant legal costs related to the Joint Venture Transaction. The Company incurred minimal legal costs related to the Joint Venture Transaction during the six months ended June 30, 2015. The legal expenses for the six months ended June 30, 2014 also included significant legal costs related to the response to the Petition (please refer to The Center for Biodiversity Petition to List the Mohave Shoulderband Snail as an Endangered Species above for further details).

•	$488,523 (2014 - $374,358) for office expenses. The increase in office expenses in 2015 is mainly due to one-time costs related to the feasibility study completed during the first quarter of 2015.

•	$420,250 (2014 - $Nil) for pre-production expenses. The Company commenced pre-production mining activities in March 2015 and has incurred expenditures that were not previously incurred.

•

$201,312 (2014 - $113,749) for consulting fees. The increase is the result of the issuance of 150,000 bonus common shares valued at $151,428 to H. Lutz Klingmann, as President of the Company, pursuant to his consulting service agreement. Please refer to the Transactions with Related Parties section below for further details. On May 1, 2015 H. Lutz Klingmann became an employee of the Company, and since that date his salary is included under corporate salary expenses.

•

$135,902 (2014 - $41,908) for insurance expenses. The insurance expense increase is related to the general increase in corporate and site activities. Enhanced insurance coverage is required as the Project is advancing towards production.

•	$110,954 (2014 - $71,457) for regulatory fees and licenses. The increase is due to an overall increase of corporate activities.

•

$86,919 (2014 - $637,663) for corporate expenses. The Company incurred significantly higher costs related to project financing during the six months ended on June 30, 2014 as compared to the same period in 2015. The Company also incurred significantly higher recruitment fees during the first quarter of 2014 as compared to the same period in 2015.

The following significant general and administrative expenses were incurred during the three month ended June 30, 2015 with a comparison to costs incurred during the same period in 2014:

•

$603,418 (2014 - $266,677) for corporate salary expenses. This increase is related to the addition of administrative personnel in Mojave as the Project is advancing towards production. Also included are 2014 bonuses for H. Lutz Klingmann, as CEO of the Company, and Andrée St-Germain, CFO of the Company, of C$45,000 and C$37,500, respectively. Corporate salary expenses also include a signing bonus for GQM LLC’s newly appointed President. The Company also started accruing for a construction bonus to be paid to employees upon successful completion of the construction and commissioning of the facilities.

•

$369,400 (2014 - $538,926) for legal expenses. The legal expenses for the three months ended June 30, 2014 included significant legal costs related to the Joint Venture Transaction. The Company incurred minimal legal costs related to the Joint Venture Transaction during the three months ended June 30, 2015.

•	$354,840 (2014 - $Nil) for pre-production mining expenses. The Company commenced pre-production mining activities in March 2015 and has incurred expenditures that were not previously incurred.

•

$221,185 (2014 - $241,754) for office expenses. The Company incurred greater costs during the three months ended June 30, 2014 as compared to the same period in 2015 mostly due to costs related to opening the Mojave office in 2014, such as office supplies. This was partially off-set by an increase of general costs in 2015, such as vehicle expenses, resulting from an increase of activity in Mojave.

•

$72,713 (2014 - $28,025) for insurance expenses. The insurance expense increase is related to the general increase in corporate and site activities. Enhanced insurance coverage is required as the Project is advancing towards production.

•

$42,670 (2014 - $466,079) for corporate expenses. The corporate expenses for the three months ended June 30, 2014 included significant corporate expenses related to the Joint Venture Transaction. The Company did not incur corporate expenses related to the Joint Venture Transaction during the three months ended June 30, 2015.

•

$12,378 (2014 - $40,235) for consulting fees. The decrease in consulting fees is related to the status change of H. Lutz Klingmann, as Company’s President and CEO. On May 1, 2015 H. Lutz Klingmann became an employee of the Company, and since that date his salary is included under corporate salary expenses.

The Company experienced an unrealized foreign exchange loss of $94,424 and a gain of $467,088 during the three and six months ended June 30, 2015, respectively, as compared with a loss of $196,168 and $21,532 for the same periods in 2014. The unrealized gain was mostly related to the convertible debentures, which are denominated in Canadian dollars while the Company’s functional currency is the US dollar. The exchange rate, stated in Canadian dollars per one US dollar, moved from $1.16 as of December 31, 2014 to $1.25 on June 30, 2015.

For the three and six months ended June 30, 2015, the Company incurred a total interest expense of $1,070,111 and $2,017,864, respectively (three months ended June 30, 2014 - $264,120, six months ended June 30, 2014 - $955,417) related to its various loans and its convertible debentures. The increase was mainly due to the amortization of the discounts and the interest payable related to the convertible debentures and the December 2014 loan. Please refer to the Transaction with Related Parties section for a complete breakdown of the interest expense as there was a portion of the interest capitalized to mineral property interests.

The amount of the Company’s derivative liability includes the convertible debentures and the warrants issued in conjunction with the June 2015 Loan. The Company recorded a decrease in the derivative liability including foreign exchange of $2,568,849 as a result of a decrease in the Company’s share price during the three months ended June 30, 2015 as compared to a decrease of $1,634,681 for the same quarter in 2014. For the six months ended June 30, 2015, the Company recorded a decrease in the derivative liability including foreign exchange of $2,467,100, of which $1,817,356 relates to the convertible debentures and $649,744 relates to the share purchase warrants, as a result of a decrease in the Company’s share price during the six months ended June 30, 2015 as compared to an increase of $4,112,695 for the same period in 2014, all of which is related to the convertible debentures. The derivative liability as of June 30, 2015 and as of June 30, 2014 is the result of the convertible debenture having a conversion price denominated in Canadian dollars as well as the fact that the final conversion price is not fixed. These derivative liability changes are a non-cash item and were recorded in accordance with accounting pronouncement ASC 850-40-15. Refer to Note 7 of the unaudited condensed consolidated interim financial statements for a detailed analysis of the changes in fair value of the derivative liability.

Interest income of $52,383 (2014 - $5,546) was higher during the three months ended June 30, 2015 as compared with the same period in 2014 due to higher cash balances in 2015. For the six months ended June 30, 2015, interest income was $118,525 (2014 - $14,838), significantly higher than the same period in 2014 due to higher cash balances. Interest rates remained low during the quarter and are projected to remain low for the remainder of 2015.

The Company recorded a net and comprehensive loss of $1,379,265* and $2,815,451* (or $0.01 and $0.03) loss per basic share) during the three and six months ended June 30, 2015 respectively, as compared to net and comprehensive loss of $705,843 and $8,200,482 (or $0.01 and $0.08 loss per basic share) during the same periods of 2014. The difference between the three months ended June 30, 2015 and 2014 is mainly due to an increase of interest expenses and closing fees paid during the second quarter of 2015. The difference between the six months ended June 30, 2015 and the six months ended June 30, 2014 is mainly due to the significant increase in the derivative liability recorded during the second quarter of 2014, higher general and administrative expenses during the second quarter of 2014, partly off-set by higher interest expenses during the second quarter of 2015.

* Net income (loss) for the period attributable to the Company.

Summary of Quarterly Results

Results for the eight most recent quarters are set out in the table below:

Results for the quarter ended	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014
on:
Item	$	$	$	$
Revenue	Nil	Nil	Nil	Nil
Net income (loss) for the quarter	(1,379,265)*	(1,436,186)*	1,543,120*	(1,811,843)*
Basic net income (loss) per share	(0.01)	(0.01)	0.02	(0.02)
Diluted net income (loss) per share	(0.01)	(0.01)	0.00	(0.02)

Results for the quarter ended	June 30, 2014	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013
on:
Item	$	$	$	$
Revenue	Nil	Nil	Nil	Nil
Net income (loss) for the quarter	(705,843)	(7,494,638)	1,221,564	(637,744)
Basic net income (loss) per share	(0.01)	(0.08)	0.02	(0.01)
Diluted net income (loss) per share	(0.02)	(0.08)	(0.01)	(0.01)

* Net income (loss) for the period attributable to the Company.

For the quarters illustrated in the above table, the main reason for the significant fluctuations in net income (loss) between periods has been the result of the fluctuations in the Company’s derivative liabilities. For fiscal 2015, the Company experienced a loss related to its derivative liabilities in the amount of $101,749 (2014 – Loss of $5,747,376) in the first quarter whereas it recorded a gain of $2,568,849 (2014 – Gain of $1,634,681) during the second quarter. The second quarter gain was however off-set by higher interest expenses and a one-time closing fee of $1,500,000 paid in connection with the June 2015 Loan. For fiscal 2014, the Company experienced a significant loss related to its derivative liabilities in the amount of $5,747,376 (2013 – Gain of $611,949) in the first quarter whereas the second, third and fourth quarters of 2014 resulted in gains of $1,634,681 (2013 – Gain of $1,672,861), $2,861,314 (2013 – Gain of $475,862) and $2,255,598 (2013 – Gain of $2,624,988), respectively. The Company’s derivative liabilities are a function of the Company’s stock price against the instruments strike price. As the stock price rises, the derivative liabilities increase resulting in the Company recognizing losses. When the stock price decreases, the Company recognizes gains. In addition to the derivative liabilities, the Company also incurred in 2014 a commitment fee of $2,250,000 (2013 - $Nil) and a Joint Venture Transaction fee of $2,750,000 (2013 - $Nil) in the third quarter of fiscal 2014 that were meaningful contributing factors to the significant loss recognized in that quarter. Both fees were one-time fees not previously incurred in earlier quarters or to be incurred in future quarters.

In general, the results of operations can vary from quarter to quarter depending upon the nature, timing and cost of activities undertaken during the quarter, whether or not the Company incurs gains or losses on foreign exchange or grants stock options, and the movements in its derivative liability.

Please refer to the Results of Operations section above for the results of operations for the three and six months ended on June 30, 2015.

Asset Retirement Obligation

The Company has provided reclamation financial assurance to the Bureau of Land Management, the State and Kern County and a reasonably foreseeable release financial assurance to the Lahontan Regional Water Quality Control Board (the “Regional Board”) totaling $902,382 (December 31, 2014 - $553,329; June 30, 2014 - $478,739).

The total asset retirement obligation as of June 30, 2015 is $902,382 (December 31, 2014 - $624,142; June 30, 2014 - $552,250).

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and clean-up its property based on its activities to date. During the three and six months ended June 30, 2015, was an increase of $278,240 to the retirement obligations as compared with the year ended December 31, 2014, where $71,892 was capitalized to mineral property interests as the asset portion of the retirement obligation. The amount was capitalized as the Company is in the development stage and is capitalizing all of its development costs pursuant to our policy.

Reclamation Financial Assurance

The Company has provided reclamation financial assurance to the Bureau of Land Management, the State and Kern County totaling $624,142 (December 31, 2014 - $553,329; June 30, 2014 - $478,739). This deposit earns interest at 0.2% per annum and is not available for working capital purposes. The increase in the deposit in 2015 was to ensure the reclamation financial assurance covers the asset retirement obligation for 2015.

The financial assurance increased to $624,142 in 2015 based upon the anticipated work done on site in 2015 and recorded this anticipated obligation as at December 31, 2014. The estimate was submitted to the State Office of Mine Reclamation for review and was subsequently approved by the Kern County Engineering, Surveying & Permit Services Department.

Reasonably Foreseeable Release Financial Assurance

In addition to the above, the Company is required to obtain and maintain financial assurance for initiating and completing corrective action and remediation of a reasonably foreseeable release from the Project’s waste management units as required by the Lahontan Regional Water Quality Control Board (the “Regional Board”). The reclamation estimate for 2015 is $278,240 (December 31, 2014 - $Nil).

Property Rent Payments

The Company continues to make property rent payments to landholders and paid $60,167 in cash for the six months ended June 30, 2015, as compared to $75,500 in cash and $24,480 in common shares of the Company during the same period in 2014. The overall payments during the year are expected to decrease from approximately $184,000 in fiscal 2014 to approximately $140,000 in fiscal 2015 as the Company has been buying back royalty interests. The Company is in ongoing discussions with landholders and has made offers to buy back royalty interests. As of June 30, 2015, $544,432 paid in property rental payments was capitalized to mineral properties.

Mine Development Commitments

As of June 30, 2015, GQM LLC has entered into contracts for construction totaling approximately $58.0 million of which $26.2 million remains to be paid. The major commitments relate to the construction of the crushing-screening plant for $18.1 million, the construction of the Phase 1, Stage 1 heap leach pad for $8.3 million, the construction of the conveying and stacking system for $8.2 million and work related to the Merrill-Crowe plant equipment for $7.1 million. The commitments are expected to be paid out in 2015. GQM LLC made approximately $4.0 million in additional construction commitments subsequent to June 30, 2015.

In addition, GQM LLC committed, as of June 30, 2015, to $16.6 million of Komatsu mobile mining equipment with Road Machinery LLC. As of June 30, 2015, GQM LLC received the water truck, a motor grader, three dozers, two articulated trucks and two excavators valued at approximately $6.8 million (see Note 10 of the unaudited condensed consolidated interim financial statements for more details). Please refer to Note 14 of the unaudited condensed consolidated interim financial statements for additional commitments entered into by the Company subsequent to June 30, 2015.

GQM LLC’s contractual obligations as of June 30, 2015 are shown in the table below:

	Payments Due by Period
Contractual Obligations*	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$5,291,102	$1,347,119	$2,849,660	$1,094,322	-
(Komatsu Financial loans)
Capital lease obligations	-	-	-	-	-
Operating lease obligations	-	-	-	-	-
Purchase obligations (see above)	$26,232,017	$26,232,017	-	-	-
Asset retirement obligations	$902,382	-	-	-	$902,382
Other long-term liabilities	-	-	-	-	-
Total	$32,425,501	$27,579,136	$2,849,660	$1,094,322	$902,382

* Obligations shown in table above are for GQM LLC. As of June 30, 2015, the Company’s obligations also include a C$10 million convertible debenture and the $37.5 million June 2015 Loan. The convertible debenture is due in July 2015 (Paid subsequent to June 30, 2015) and the June 2015 Loan is due in December 2016. Please refer to the Transactions with Related Parties section for complete details.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Stock Option Plan

The Company’s current stock option plan (the “Plan”) was adopted by the Company in 2013 and approved by shareholders of the Company in 2013. The Company also adopted a house keeping amendment to the plan on April 27, 2015 to clarify the procedure for fixing the earlier termination date of stock options. The Plan provides a fixed number of 7,200,000 common shares of the Company that may be issued pursuant to the grant of stock options. The exercise price of stock options granted under the Plan shall be determined by the Company’s board of directors (the “Board”), but shall not be less than the volume-weighted, average trading price of the Company’s shares on the Toronto Stock Exchange (the “TSX”) for the five trading days immediately prior to the date of the grant. The expiry date of a stock option shall be the date so fixed by the Board subject to a maximum term of five years. The Plan provides that the expiry date of the vested portion of a stock option will be the earlier of the date so fixed by the Board at the time the stock option is awarded and the early termination date (the “Early Termination Date”). The Early Termination Date will be the date the vested portion of a stock option expires following the option holder ceasing to be a director, employee or consultant, as determined by the Board at the time of grant, or in the absence thereof at any time prior to the time the option holder ceases to be a director, employee or consultant, in accordance with and subject to the provisions of the Plan. All options granted under the 2013 Plan will be subject to such vesting requirements as may be prescribed by the TSX, if applicable, or as may be imposed by the Board.

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

During the quarter ended September 30, 2013, the Company granted 300,000 options to Ms. Andrée St-Germain, the Company’s Chief Financial Officer, on September 18, 2013. The options are exercisable at a price of $1.26 for a period of five years from the date of grant and vest over a period of 12 months with 100,000 vesting on the date of grant, 100,000 vesting in 6 and 12 months respectively. The Company also granted 150,000 stock options to the Company’s independent directors on September 4, 2013. The options are exercisable at a price of $1.59 for a period of five years from the date of grant and vest immediately.

The Company did not grant options during the quarters ended December 31, 2013, March 31, 2014, June 30, 2014, September 30, 2014, December 31, 2014, March 31, 2015 and June 30, 2015.

A total of 700,000 (700,000 exercisable) (December 31, 2014 – 750,000 (750,000 exercisable); June 30, 2014 – 850,000 (650,000 exercisable)) common shares were issuable pursuant to such stock options as at June 30, 2015.

Transactions with Related Parties

Except as noted elsewhere in these condensed consolidated interim financial statements, related party transactions are disclosed as follows:

(i)	Consulting Fees

For the three and six months ended June 30, 2015, the Company paid $12,378 and $201,312 respectively (2014 - $39,032 and $84,059) to Mr. H. Lutz Klingmann for services as President of the Company of which $Nil (December 31, 2014 - $Nil; June 30, 2014 - $13,797) is payable as at June 30, 2015. Included in the consulting fees for the six months ended June 30, 2015 was $151,428 (six months ended June 30, 2014 - $Nil) related to 150,000 bonus shares issued in accordance with Mr. Klingmann’s management agreement (Refer to Note 6 – Commitments and Contingencies of the unaudited condensed consolidated interim financial statements). On May 1, 2015 Mr. Klingmann became an employee of the Company and his salary, since that date, is included under corporate salary expenses.

During the three and six months ended June 30, 2015, the Company paid a total of $18,414 and $36,852 respectively (2014 - $11,815 and $23,439, respectively) for regular director fees to the three independent directors and Thomas M. Clay. Mr. Clay did not receive directors’ fees during the three and six months ended June 30, 2014.

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

The fair value of the derivative liability related to the conversion feature as at June 30, 2015 is $12,414 (March 31, 2015 - $1,931,519; December 31, 2014 - $1,829,770). The derivative liability was calculated using an acceptable option pricing valuation model with the following assumptions:

	2015	2014
Risk-free interest rate	0.49% - 0.50%	1.00% - 1.09%
Expected life of derivative liability	0.07 – 0.32 years	0.57 – 1.32 years
Expected volatility	49.36% - 77.00%	73.03 – 98.21%
Dividend rate	0.00%	0.00%

The changes in the derivative liability related to the conversion feature are as follows:

	June 20, 2015	December 31, 2014

Balance, beginning of the period	$1,829,770	$2,833,987
Change in fair value of derivative liability including foreign exchange	(1,817,356)	(1,004,217)
Balance, end of the period	$12,414	$1,829,770

	June 30, 2015	December 31, 2014
Balance, beginning of the period	$6,649,967	$4,642,620
Discounted convertible debentures	-	-
Amortization of discount	1,590,551	2,510,611
Foreign exchange	(491,482)	(503,264)
Balance, end of the period	$7,749,036	$6,649,967

The change in the convertible debentures is as follows:

During the three and six months ended June 30, 2015, in addition to the amortization of the discount on the convertible debenture, the Company incurred interest expense of $40,301 and $80,586, respectively (three and six months ended June 30, 2014 - $45,799 and $91,516 respectively) based on the 2% per annum stated interest rate for a total amortization of discount and interest expense of $882,982 and 1,671,137 for the three and six months ended June 30, 2015 (three and six months ended June 30, 2014 - $638,837 and $1,205,134 respectively). Interest payable relating to the convertible debenture as at June 30, 2015 was $144,549 (December 31, 2014 - $70,721). As the convertible derivative matures, the amortization of the discount increases and as such, the total interest expense increases month-to-month and quarter-to-quarter.

Subsequent to June 30, 2015, the convertible debenture was repaid. Refer to Note 14 – Subsequent Events of the unaudited condensed consolidated interim financial statements for the six months ended June 30, 2015 for complete details

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

The January Loan was repaid on a date that was less than 183 days before the maturity date. As a result, the Company paid the Lenders an additional charge in the amount that is equivalent to 5% of the principal amount, plus interest on the principal amount at the rate of 5% per annum accrued to the date the January Loan was repaid. The Company repaid the $7,500,000 loan plus the $375,000 accrued interest and $375,000 additional charge on December 31, 2014. The remaining balance of the loan, $2,500,000, the accrued interest of $125,000 and the additional charge of $125,000, were paid on January 5, 2015. In total, the Company incurred $500,000 in interest expense and $500,000 in additional charge related to the January Loan.

On December 31, 2014 the Company also entered into a new loan (the “December Loan”) with the same parties for an amount of $12,500,000. The December Loan was due on demand on July 1, 2015 with an annual interest rate of 10% payable at the end of each quarter. The loan was guaranteed by GQM Holdings, and secured by a pledge of the Company's interests in GQM Canada, GQM Canada’s interest in GQM Holdings and GQM Holdings' 50% interest in GQM LLC. The Company also incurred a closing fee to secure the loan in the amount of $1,000,000, of which, $750,000 was paid on December 31, 2014 and the remaining $250,000 was paid on January 5, 2015. The Company agreed to pay the legal fees incurred by the lenders relating to this instrument, which amounted to $90,916. The total legal fees paid for the transaction were $118,695.

The Company also agreed to provide the lenders with the option for certain registration rights whereby the Company would bear the costs and responsibility of registering the lenders common shares for the purposes of disposition subsequent to July 1, 2015. The Company has determined it is unlikely the registration option would be exercised and therefore has not accrued any potential costs related to the registration of the common shares. The Company has presented these transaction costs as a contra liability as substantially all of these costs were paid to the lenders.

On June 8, 2015, the Company amended the December Loan to extend the maturity to December 8, 2016 and increasing the principal amount from $12,500,000 to $37,500,000 (the “June 2015 Loan”). The Company also issued 10,000,000 common share purchase warrants exercisable for a period of five years expiring June 8, 2020. The common share purchase warrants have an exercise price of $0.95. All other terms remained the same as the December Loan. The Company also incurred a closing fee to secure the loan in the amount of $1,500,000, all of which was paid on June 8, 2015. The Company agreed to pay the legal fees incurred by the lenders relating to this instrument which amounted to $46,408. The legal fees were expensed as the transaction met the definition of a debt extinguishment. The terms of the registration rights remains unchanged as does the Company’s assessment of the likelihood of the registration rights being exercised. As such, as of June 30, 2015, no accrual has been made for the potential costs related to the registration rights.

	June 30, 2015	December 31, 2014
Balance, beginning of the period	$13,881,305	$-
Fair value at inception	33,497,277	22,500,000
Repayment of loans	(2,500,000)	(7,500,000)
Amortization of closing and legal fees	967,156	-
Amortization of discount on the June Loan	143,069	-
Extinguishment of the December Loan	(12,500,000)	-
Loss on extinguishment of debt	151,539	-
Capitalized closing fee and legal fees	-	(1,118,695)
Balance, end of the period	$33,640,346	$13,881,305

(iv)	Share Purchase Warrants

On June 8, 2015 the Company issued 10 million share purchase warrants to the Clay family in connection with the June 2015 Loan. The share purchase warrants are exercisable until June 8, 2020 at an exercise price of $0.95. Included in the June 2015 Loan agreement was an anti-dilution provision with respect to the share purchase warrants. If the Company were to complete a financing at a share price lower than the exercise price of the share purchase warrants, the exercise price of the share purchase warrants would be adjusted to match the price at which the financing was completed.

The share purchase warrants meet the definition of a derivative liability instrument as the exercise price is not a fixed price as described above. Therefore, the settlement feature does not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15.

The fair value of the derivative liability related to the share purchase warrants as at June 30, 2015 is $3,352,979 (December 31, 2014 - $Nil). The derivative liability at inception and at period end, was calculated using an acceptable option pricing valuation model with the following assumptions:

	2015	2014
Risk-free interest rate	0.81% - 1.02%	-
Expected life of derivative liability	4.94 - 5 years	-
Expected volatility	72.29% - 72.52%	-
Dividend rate	0.00%	-

The change in the derivative share purchase warrants is as follows:

	June 30, 2015	December 31, 2014
Balance, beginning of the period	$-	$-
Fair value at inception	4,002,723	-
Change in fair value	(649,744)	-
Balance, end of the period	$3,352,979	$-

(v)	Advance

In July 2014, GQM Inc. entered into a $10,000,000 short-term advance agreement (the “Advance”) with Leucadia and Auvergne (collectively, the “Lenders”), with the Company as guarantor. Leucadia provided $6,500,000 of the loan and Auvergne provided $3,500,000. The Advance had an interest rate of 10.0% per annum, compounded monthly. Auvergne is an investment vehicle managed by Thomas M. Clay, a Director and insider of the Company. On closing of the Joint Venture Transaction on September 15, 2014, GQM LLC applied part of the investment of $110,000,000 to repayment of principal and accrued interest on the $10,000,000 bridge loan advanced by the Lenders in July 2014. GQM LLC paid $209,607 in interest payment, including $73,632 paid to Auvergne on the July 2014 Advance, of which $45,264 was capitalized to mineral property interests.

(vi)	Amortization of Discounts and Interest Expense

The following table summarizes the amortization of discount and interest on loan and convertible debentures as at June 30, 2015 and as at June 30, 2014.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest expense related to the convertible debentures	$40,301	$45,799	$80,586	$91,516
Interest expense related to the January 2014 loans	-	616,096	-	741,096
Interest expense related to the December 2014 loans	236,301	-	547,945	-
Interest expense related to the June 2015 loans	229,167	-	229,167	-
Interest expense related to Komatsu Financial loans	31,146	-	44,558	-
Amortization of the convertible debentures	842,681	593,038	1,590,551	1,113,618
Amortization of the December 2014 loan closing fees	430,427	-	967,155	-
Amortization of the June 2015 loan discount	143,069	-	143,069	-
Amortization of discount and interest on loan and convertible debentures	$1,953,092	$1,254,933	$3,603,031	$1,946,230

The Company’s loans were contracted to fund significant development costs. The Company capitalizes a portion of the interest expense as it related to funds borrowed to complete development activities at the Project site.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Amortization of discounts and interest on loan, advance and convertible debenture	$1,953,092	$1,254,933	$3,603,031	$1,946,230
Less: Interest costs capitalized	(882,981)	(990,813)	(1,585,167)	(990,813)
Amortization of discounts and interest expensed	$1,070,111	$264,120	$2,017,864	$955,417

(vii)	Joint Venture Transaction

On September 15, 2014, the Company closed the Joint Venture Transaction with Gauss resulting in both parties owning a 50% interest in the Project. Pursuant to the Joint Venture Transaction, Golden Queen converted its wholly-owned subsidiary GQM Inc., the entity developing the Project, into a California limited liability company named GQM LLC. On closing of the transaction, Gauss acquired 50% of GQM LLC by investing $110 million cash in exchange for newly issued membership units of GQM LLC. GQ Holdings, a newly incorporated subsidiary of the Company, holds the other 50% of GQM LLC.

Gauss is a funding vehicle owned by entities controlled by Leucadia and certain members of the Clay family, a shareholder group which collectively owned approximately 27% of the issued and outstanding shares of Golden Queen (the “Clay Group”) at the time of the transaction. Gauss is owned 67.5% by Gauss Holdings LLC (“Gauss Holdings”, Leucadia’s investment entity) and 32.5% by Auvergne. Pursuant to the transaction, Leucadia was paid a transaction fee of $2,000,000 and $275,000 was paid to Auvergne through GQM LLC. The Company has adopted an accounting policy of expensing these transaction costs.

Variable Interest Entity (“VIE”)

In accordance with ASC 810-10-30, the Company has determined that GQM LLC meets the definition of a VIE and that the Company is part of a related party group that, in its entirety, would meet the definition of a primary beneficiary. Although no individual variable interest holder individually meets the definition of a primary beneficiary in the absence of the related party group, Golden Queen has determined it is considered the member of the related party group most closely associated with GQM LLC. As a result, the Company has consolidated 100% of the accounts of GQM LLC in these consolidated financial statements, while presenting a non-controlling interest portion representing the 50% interest of Gauss in GQM LLC on its balance sheet. A portion of the non-controlling interest has been presented as temporary equity on the Company’s balance sheet representing the initial value of the non-controlling interest that could potentially be redeemable by Gauss in the future. The net assets of GQM LLC as June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Assets, GQM LLC	$79,517,574	$118,937,371
Liabilities, GQM LLC	(14,690,770)	(4,769,144)
Net assets, GQM LLC	$64,826,804	$114,168,227

Included in the assets above, is $71,275,286 (December 31, 2014 - $83,282,403) in cash held as at June 30, 2015. The decrease in cash since December 31, 2014 is the result of construction expenditures, partly off-set by the proceeds from the June 2015 capital contributions from GQ Holdings and Gauss, totaling $25,000,000. The cash in GQM LLC is directed specifically to fund capital expenditures required to take the Project to production and settle GQM LLC’s obligations. The liabilities of GQM LLC do not have recourse to the general credit of the primary beneficiary.

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

This clause in the Joint Venture Transaction constitutes contingent redeemable equity as outlined in Accounting Series Release No. 268 (“ASR 268”) and has been classified as temporary equity.

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

September 15, 2014
Net assets, GQM LLC before Joint Venture Transaction	$16,973,184
Investment by Gauss	110,000,000
Net assets, GQM LLC after Joint Venture Transaction	126,973,184
Gauss’ ownership percentage	50%
Net assets of GQM LLC attributable to Gauss	$63,486,592

Allocation of non-controlling interest between permanent equity and temporary equity:
Permanent non-controlling interest (60% of total non- controlling interest)	$38,091,955
Temporary non-controlling interest (40% of total non- controlling interest)	$25,394,637

Subsequent to the initial transaction, the carrying value of the non-controlling interest will be adjusted for net income and loss and distributions pursuant to ASC 810-10 based on the same percentage allocation used to calculate the initial book value of temporary equity.

	June 30, 2015	December 31, 2014
Net and comprehensive loss in GQM LLC	$(1,998,148)	$(2,804,957)
Non-controlling interest percentage	50%	50%
Net and comprehensive loss attributable to non- controlling interest	(999,074)	(1,402,479)
Net and comprehensive loss attributable to permanent non-controlling interest	$(599,445)	$(841,487)
Net and comprehensive loss attributable to temporary non-controlling interest	$(399,629)	$(560,992)

	Permanent Non-	Temporary Non-
	Controlling Interest	Controlling Interest
Carrying value of non-controlling interest, December 31, 2014	$34,250,468	$22,833,645
Capital contribution	7,500,000	5,000,000
Net and comprehensive loss for the period	(599,445)	(399,629)
Carrying value of non-controlling interest , June 30, 2015	$41,151,023	$27,434,016

	Permanent Non-	Temporary Non-
	Controlling Interest	Controlling Interest

Carrying value of non-controlling interest, September 15, 2014	$38,091,955	$25,394,637
Distributions to non-controlling interests	(3,000,000)	(2,000,000)
Net and comprehensive loss for the period	(841,487)	(560,992)
Carrying value of non-controlling interest , December 31, 2014	$34,250,468	$22,833,645

Dilution of Interest in Subsidiary

As a result of the Joint Venture Transaction, the Company’s interest in GQM LLC was diluted from 100% to 50% and ordinarily, the Company would recognize a charge on dilution. However, since the transaction was with a related party and the Company retained control, the excess has not been recognized in net income but rather has been recorded in equity as an increase to APIC based on guidance provided in ASC 810-10-55-4D and -4E.

September 15, 2014
Investment by Gauss	$110,000,000
Less:
Initial carrying value of permanent equity	(38,091,955)
Initial carrying value of temporary equity	(25,394,637)
Effect of dilution of subsidiary recorded to APIC	$46,513,408

Management Agreement

GQM LLC is managed by a board of managers comprising an equal number of representatives of each of Gauss and GQM Holdings. The initial officers of GQM LLC were H. Lutz Klingmann as Chief Executive Officer, and Andrée St-Germain as Chief Financial Officer. Subsequent to June 30, 2015, the President of GQM LLC was appointed as Chief Executive Officer of GQM LLC. A director of the Company was appointed to the GQM LLC Board of Managers as a nominee of the Company, replacing Mr. Klingmann. As long as a member of the Clay family holds greater that 25% of the Company, the Clay Group is entitled to appoint one of the Company’s representatives to the GQM LLC board of managers.

Capital Contribution Agreement

Pursuant to the Joint Venture Transaction, GQ Holdings made a single capital contribution to GQM LLC of $12.5 million on June 15, 2015. Gauss also funded an amount equal to the GQ Holding capital contribution to GQM LLC, and the aggregate amount of $25 million is anticipated to provide GQM LLC with the necessary funds to fully develop the Project. Both partners will maintain their 50% ownership of the Project.

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

The Transaction Agreement and Backstop Agreement contemplated that the Company would file a registration statement in connection with the rights offering by October 15, 2014. The Company has decided not to proceed with a rights offering, and as a result the standby commitment has expired.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash, receivables, accounts payable and accrued liabilities, interest payable, closing fee payable and reclamation financial assurance approximate fair values because of the immediate or short-term maturity of these non-level 3 financial instruments. The fair value of the short-term and long-term loans payable approximate their carrying values as the interest rates are based on the market rates as they were initiated during the quarter and the previous two quarters. The market rates have remained steady for the loans payable during the past three quarters. The carrying value of the short and long term portions of the notes payable approximates their carrying value and have been estimated based on discounted cash flows using interest rates being offered for similar debt instruments. The carrying amount of the convertible debt instrument and the notes payable are being recorded at amortized cost using the effective interest rate method. As at June 30, 2015, the estimated fair value of the convertible debt using a discounted cash flow analysis based on an interest rate for a similar type of instrument without a conversion feature was $7,686,009 (December 31, 2014: $7,972,993). The embedded derivatives in connection with the convertible debenture and the share purchase warrants are being recorded at their fair values using an acceptable valuation model at each reporting period.

Please refer also to the note on fair value of derivative liability under Results of Operations above for more information.

Liquidity and Capital Resources

The Company and GQM Holdings (100%-owned by the Company) held $14,446,661 in cash on June 30, 2015 as compared to $5,076,621 on June 30, 2014. The increase in cash is due to the proceeds from the June 2015 Loan, partly off-set by the $12.5 million capital contribution paid to GQM LLC. It is expected that the cash held by the Company will fund the Company’s corporate expenses until late 2016. The only near term commitment of the Company, other than $169,941 in accounts payable as of June 30, 2015, is the convertible debenture in the principal amount of C$10 million maturing and payable in July 2015 and accrued interest. The convertible debenture was repaid on July 24, 2015 for a total of $7.7 million (C$10 million), including, $153,500 (C$200,000) of accrued interest. The June 2015 Loan will mature in December 2016.

The Company’s 50%-owned subsidiary, GQM LLC, held $71,275,286 in cash as of June 30, 2015. The cash will be used to fund capital expenditures required to take the Project to production. GQM LLC has entered into contracts for construction totaling approximately $58.0 million as at June 30, 2015, of which $26.2 million remains to be paid as of June 30, 2015. The major commitments relate to the construction of the crushing-screening plant for $18.1 million, the construction of the Phase 1, Stage 1 heap leach pad for $8.3 million, the construction of the conveying and stacking system for $8.2 million and work related to the Merrill-Crowe plant equipment for $7.1 million. The commitments are expected to be paid out in 2015 with the cash on hand. The capital expenditures significantly increased in 2015 as the Company started full construction. The trend will continue until the Company reaches the commissioning phase in late 2015. It is expected that the current cash on hand will fund capital expenditures and working capital needs until the Project reaches positive cash flow. The portion related to mobile mining equipment will be financed through loans with Komatsu Financial.

GQM LLC has committed to all the major turn-key projects. Remaining expenditures mostly relate to engineering work, site support, pre-production related expenses, labour, maintenance, spare parts and commissioning related expenses.

Cash used in Operating Activities:

Cash used to fund operating activities, including general and administrative expenses such as legal fees, accounting, taxation and auditing fees, corporate expenses, office expenses and corporate salary was $4,196,935 (2014 -$2,815,209) for the six months period ended June 30, 2015. The increase in cash used in operating activities is mostly due to an increase in prepaid expenses and interest payable.

In July 2012, the Company received notice that it had met all the remaining major conditions of the conditional use permits for development of the Project. As a result, Management made the decision to begin capitalizing all development expenditures directly related to the Project (please refer to Cash used in Investing Activities below for further details on 2015 project expenditures). Prior to July 2012, all Project-related expenditures were written off due to uncertainties around obtaining the necessary permits. In 2012, cash was used mainly for the ongoing development of the Project. Major expenditures included consulting engineering fees, costs incurred for ongoing sampling and analysis of groundwater, legal fees and consulting fees incurred to prepare a NI 43-101 Technical Report.

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

Cash used in investing activities totaled $34,738,762 during the six months ended June 30, 2015 (2014 - $7,250,113). The increase is due to the increased level of activity on site.

The development costs incurred/capitalized, by the Company totalled $34,389,709 (2014 - $7,250,113) for the six months ended June 30, 2015, which was an increase of $27,139,596 as compared to the same period in 2014. See Note 8 – Supplementary Disclosures of Cash Flow Information in the unaudited condensed consolidated interim financial statements for non-cash adjustments to mineral property interest investing activities. There was a significant increase in activity on site during the first half 2015 due to the initiation of full construction in the fourth quarter of 2014. The following is a breakdown of significant development costs incurred during the six months ended June 30, 2015 as compared with the same period in 2014:

•

$11,057,941 (2014 - $1,360,426) in costs related to the construction of the crushing-screening plant. Approximately $1 million was paid as a progress payment on the high pressure grinding rolls or HPGR during the six months ended June 30, 2015. The remainder was spent on progress payments for the equipment, the construction of the Hilfiker wall, concrete foundations and steel erection.

•

$6,489,477 (2014 - $52,771) in costs related to the construction of the Phase 1, Stage 1 heap leach pad. The contractor started the preparation of the heap leach pad in early 2015 and site grading was completed in March. Mixing of the historical tailings and natural clay from a deposit along Mojave Tropico Road was completed in May and the mix has been used for the lower, impervious liner for the events pond, the solution conveying channel and for the heap leach pad. The installation of the impermeable liner for the events pond, the solution conveying channel and for the heap leach pad was completed in June. The installation of the over- liner commenced in May.

•

$4,791,454 (2014 - $Nil) in costs related to the construction of the Merrill-Crowe plant. The pump box was essentially completed during the first quarter. All equipment has been ordered and the supporting steel is being fabricated in Mexico. The construction of the footings started in May and the building was delivered in May.

•

$3,149,198 (2014 - $Nil) in costs related to the construction of the conveying and stacking system. Progress payments were made during the first and second quarters of 2015. The equipment was delivered in April and May and the assembly was initiated shortly thereafter.

•	$2,220,389 (2014 - $1,262,356) in engineering and consulting costs. Engineering costs mostly comprised of engineering and project management costs related to the crushing-screening plant.

•

$1,852,610 (2014 - $54,568) in costs related to the water supply and water storage infrastructure. The five water storage tanks were delivered during the first quarter. Production well PW-4 was drilled in June.

•	$1,703,913 (2014 - $233,194) related to costs to prepare the power supply for the site. Power poles were erected during the first quarter. Nine transformers were delivered in June.

•	$1,585,167 (2014 - $990,813) in interest expense capitalized to mineral property interests.

•

$1,532,920 (2014 - $Nil) in costs related to the assay laboratory. The construction of the assay laboratory was essentially completed during the first quarter of 2015. The laboratory was subsequently equipped during the second quarter of 2015. Ventilation balancing, mechanical equipment installation and electrical hook-ups were completed in June.

•

$919,470 (2014 - $Nil) for the purchase of Komatsu mobile mining equipment. GQM LLC received two dozers and two articulated trucks in the first quarter of 2015. Two excavators and one dozer were subsequently received in the second quarter of 2015. GQM LLC paid the sales tax and 10% deposit upon delivery. The remaining of the purchase costs was financed through loans with Komatsu Financial.

The Company, through GQM LLC, continued its work on the Project as described in Construction of Infrastructure and Project Facilities above. Construction is advancing smoothly and is approximately 65% complete. All turn-key projects have been awarded to independent contractors.

Workshop-Warehouse: This project was completed on time and on budget in 2014. The workshop-warehouse was fully equipped with the necessary lubrication equipment, compressor, work-benches and a waste oil storage tank in February 2015. Construction of four offices on the floor above the warehouse was completed in March. We received approval for early occupancy of the workshop-warehouse in April. The workshop-warehouse is fully functional and is now being used.

Assay Laboratory: The construction started in the fourth quarter of 2014 and was completed on time and on budget during the first quarter of 2015. We received approval for early occupancy of the assay laboratory in April. The laboratory was equipped during the second quarter of 2015 and ventilation balancing, mechanical equipment installation and electrical hookups were completed in June. The laboratory was commissioned in July.

Water Supply & Water Storage: The construction of the basic water supply infrastructure for the Project has been completed. The electrical installations at water well PW-1 were completed in March and water supply from the well is now fully automated. Five water storage tanks were delivered during the second quarter and the construction of the foundations will be completed during the third quarter. The backup production water well (PW-4) was drilled, equipped and tested in June and the connection to the mine water supply infrastructure is expected to be completed during the third quarter.

Power Supply: Construction of the site-wide power distribution system has essentially been completed and all power poles have been set. Foundations for the primary sub-station will be constructed in August. Nine transformers were delivered in June. We expect to connect to the Southern California Edison grid in two phases in August and September.

Crushing-Screening Plant: The Hilfiker wall was completed in February, on time and slightly below budget. Construction of the footings and construction of a retaining wall in the primary crusher area was completed in April. Structural steel and equipment for the primary crusher has been delivered to site and steel erection is underway. The order for the high pressure grinding roll or HPGR was placed with ThyssenKrupp Industrial Solutions (USA), Inc. in the third quarter of 2014 and the HPGR is expected to be delivered to site in August. Detailed designs for the HPGR area including foundations were completed in May. Construction of a second Hilfiker wall in the HPGR area was started in June and completed mid-July. Construction of the footings to support the HPGR has been completed.

Heap Leach Pad Phase 1/Stage 1: The earthmoving phase of the Phase 1, Stage 1 heap-leach pad, the events pond and the solution conveying channel were completed during the first quarter. Mixing of the historical tailings and natural clay from a deposit along Mojave Tropico Road was completed in May and the mix has been used to construct the lower, impervious liner for the events pond, the solution conveying channel and for the heap leach pad. The synthetic upper liner was placed in the events pond and solution collection ditch in May and the upper synthetic linerwas placed on the heap leach pad in May and June. A sub-contractor mobilized a portable crushing-screening plant to site and over-liner material is being crushed and placed on the heap leach pad. This turn-key project is expected to be completed in August.

Merrill-Crowe plant: The contract for the equipment was awarded during the fourth quarter of 2014 and the contract for the Merrill-Crowe plant building was awarded in January 2015. The contractor has placed orders for the equipment and the supporting steel is being fabricated in Mexico. Basic construction of the pump box was completed in March. Construction of the footings is under way and will be completed in August. The building has been delivered and erection of the building has started. This turn-key project is expected to be completed in November.

Stacking and Conveying System: Equipment and structural steel components of the conveying and stacking system were delivered during the second quarter and the assembly started shortly thereafter. This turn-key project is expected to be completed in September.

Cash from Financing Activities:

Cash from financing activities totaled $33,250,000 during the six months ended June 30, 2015 (2014 - proceeds of $10,111,421)). The significant increase is due to the June 2015 Loan incremental proceeds of $25,000,000 and Gauss LLC’s $12,500,000 capital contribution to GQM LLC. The remaining balance of the January 2014 Loan, $2,500,000 and closing fees of $250,000 on the December 2014 Loan were paid during the first quarter of 2015. The Company also paid closing fees of $1,500,000 in conjunction with the June 2015 Loan.

On January 1, 2014, the Company entered into the $10,000,000 January Loan. The January Loan had a twelvemonth term and an annual interest rate of 5%, payable on the maturity date. The Company repaid $7,500,000 of the loan on December 31, 2014. The remaining balance of the loan, $2,500,000 was repaid on January 5, 2015 (please see Transactions with Related Parties above for more information).

On June 8, 2015, the Company amended the December Loan to extend the maturity to December 8, 2016 and increasing the principal amount from $12,500,000 to $37,500,000 (the “June Loan”). The Company also issued 10,000,000 common share purchase warrants exercisable for a period of five years expiring June 8, 2020. The common share purchase warrants have an exercise price of $0.95. All other terms remained the same as the December Loan. The Company also incurred a closing fee to secure the loan in the amount of $1,500,000, all of which was paid on June 8, 2015. The Company agreed to pay the legal fees incurred by the lenders relating to this instrument which amounted to $46,408. The total legal fees were expensed as the transaction met the definition of a debt extinguishment.

Working Capital:

As at June 30, 2015, the Company, on a consolidated basis, had current assets of $86,897,397 (December 31, 2014 - $91,574,405; June 30, 2014 - $5,268,212) and current liabilities of $17,951,428 (December 31, 2014 - $26,464,078; June 30, 2014 - $12,788,240) or working capital of $68,945,969 (December 31, 2014 - $65,110,327; June 30, 2014 - working capital deficiency of $7,520,028). The increase in current assets from June 30, 2014 is the result of proceeds from the Joint Venture Transaction and the June 2015 loan, partially off-set by project-related expenditures. The decrease is current liabilities is the result of the extension of the December 2014 Loan with the June 2015 Loan, partly off-set by an increase in mobile equipment loans at the Joint Venture level and an increase in accounts payable.

GQM LLC will use its cash on hand for ongoing construction work on site (refer to Construction of Infrastructure and Project Facilities above) and for working capital related expenditures until the Project reaches positive cash flows.

Golden Queen Mining Co. Ltd will use its cash for general corporate expenditures such as accounting fees, legal fees, interest expense and corporate salary expenses.

Please refer also to Outlook below.

Outstanding Share Data

The number of shares issued and outstanding and the fully diluted share position are set out in the table below:

Item	No. of Shares
Shares issued and outstanding on March 31, 2015	99,928,683
Shares issued for mineral properties	Nil
Shares issued pursuant to the exercise of stock options	Nil
Shares issued and outstanding on June 30, 2015	99,928,683	Exercise Price	Expiry Date
Director and consultants stock options	700,000	$1.16 to $1.59	From 11/11/15 to 09/18/18
Shares to be issued as a finder’s fee	100,000	Not Applicable	Not Applicable
Fully diluted on June 30, 2015	100,728,683
Shares to be issued on exercise of warrants	10,000,000	$0.95	06/08/20
Fully diluted on August 10, 2015	110,728,683
The company has an unlimited authorized share capital

Outlook

The estimated capital costs, including contingency, working capital and mining equipment, are $144 million.

The net proceeds from the Joint Venture Transaction will be applied to the continued development of the Project. It is expected that the current cash on hand will fund capital expenditures and working capital needs until the Project reaches positive cash flows from production. The portion related to mobile mining equipment will be financed through loans with Komatsu.

Construction is advancing smoothly and has progressed to a 65% completion rate; all turn-key projects have been awarded to independent contractors. The Company expects commissioning of the processing facilities in late 2015.

It is not expected that GQM LLC will hedge any of its gold or silver production.

The Company is evaluating its options, including debt and equity, to re-finance the June 2015 Loan which matures on December 8, 2016.

The ability of the Company to develop a mine on the property is subject to numerous risks, certain of which are disclosed in the Company’s latest Form 10-K filing with the SEC, dated March 16, 2015. Readers should evaluate the Company’s prospects in light of these and other risk factors.

Mineral Properties

In July 2012, the Company received notice that it had met all remaining major conditions of the conditional use permits for the Project. As a result, management made the decision to begin capitalizing all development expenditures related to the Project while all other expenses not related to the development of the project continue to be expensed as incurred. Refer also to Note 3 Mineral Property Interests of the unaudited condensed consolidated interim financial statements for a more detailed discussion.

Subsequent Events

Subsequent to June 30, 2015, GQM LLC took possession of two loaders and four 100 ton haul trucks, valued at $9.6 million. Shortly after taking possession of the equipment, the Company paid $0.6 million in sales tax. The 10% deposit of $0.9 million had already been paid during the second quarter of 2015. The remaining $8.1 million will be financed over 48 months at an interest rate of 4.24%.

Subsequent to June 30, 2015, GQM LLC took possession of a dozer, valued at $0.2 million. Shortly after taking possession of the equipment, the Company paid $17,550 in sales tax and made a 10% deposit of $23,400. The remaining $0.2 million will be financed over 48 months at an interest rate of 2.99%.

On July 24, 2015, the Company repaid its C$10.0 million ($7.7 million) convertible debenture and accrued interest of C$200,000 ($153,500).

On August 10, 2015, the President and Chief Executive Officer of the Company stepped down. The current Chairman of the Company assumed the role of Interim Chief Executive Officer. The Company also appointed the President and Chief Executive Officer of GQM LLC to the position of Chief Operating Officer. The Company and the former President and Chief Executive Officer entered into a separation agreement as of August 10, 2015, which provides for the termination of the employment agreement and an agreement for the Company to pay six month’s salary commencing from the date of termination. The separation agreement also confirms that as a result of the termination of the employment agreement, the 150,000 bonus shares that were to be issued upon reaching the commencement of production, will no longer be issuable as that milestone was not met as at the date of termination of the employment agreement.

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

Capitalized Interest

For significant exploration and development projects, interest is capitalized as part of the historical cost of developing and constructing assets in accordance with ASC 835-20 ("capitalization of interest"). Interest is capitalized until the asset is ready for service. Capitalized interest is determined by multiplying the Company’s weighted-average borrowing cost on general debt by the average amount of qualifying costs incurred. Once an asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depletion or impairment. See Note 7(vi) of the unaudited condensed consolidated interim financial statements.

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

The non-controlling interest in permanent equity represents the portion of the non-controlling interest that is not convertible. Please refer to Note 7(vii) of the unaudited condensed consolidated interim financial statements for complete details of how the transaction has been accounted for.

Derivative Liabilities

Derivative liabilities consist of the Company’s convertible debentures and derivative liabilities related to their share purchase warrants.

If the Company’s convertible debentures have not been converted by the holder prior to the maturity date, then either the Company or the holder may convert them at the lower of C$1.03 or the market price as at the maturity date. The convertible debentures were required to be accounted for as separate derivative liabilities due to this possible variability in conversion price.

The share purchase warrants issued by the Company are exercisable at $0.95 per share purchase warrant for a period of five years. They are required to be accounted for as a separate derivative liability due to an anti-dilution clause that could potentially result in the exercise price being reduced.

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

Caution With Respect to Forward-looking Statements

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company holds 96% of its cash in bank deposit accounts with a single major financial institution. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash balances during the quarter ended June 30, 2015, a 1% decrease in interest rates would have reduced the interest income for the period by a trivial amount.

Foreign Currency Exchange Risk

Certain purchases of labour are denominated in Canadian dollars. As a result, currency exchange fluctuations may impact the costs of our operations. Specifically, the appreciation of the Canadian dollar against the U.S. dollar may result in an increase in the Canadian operating expenses in U.S. dollar terms. As of June 30, 2015, the Company maintained the majority of its cash balance in U.S. dollars. The Company currently does not engage in any currency hedging activities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. It is management’s responsibility to establish and maintain adequate disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer, and our external Sarbanes-Oxley consultants carried out an evaluation of the effectiveness of our disclosure controls and procedures. Other than as noted below, as of June 30, 2015, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively.

The due date under U.S. federal securities laws for filing information with respect to Items 10 through 14 of our Form 10-K for the December 2014 year end was April 30, 2015 unless the information was contained in a proxy statement filed by that date. The Company did not file a proxy statement by April 30, 2015, and filed an amended Form 10-K on May 6, 2015 to include information with respect to Items 10 through 14. As a result, the Company’s amendment to its Form 10-K was not made on a timely basis. The late filing arose as a result of a communication error with staff concerning the filing of the proxy statement. Management has implemented procedures to specify a person responsible for communication of SEC filing dates with company staff members and internal redundancy to its filing date scheduling system for SEC filings.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a15(f) of the Exchange Act), which is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Using this framework, management concluded that we have maintained effective internal control over financial reporting.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure and procedures or internal control over financial reporting will prevent all errors and all fraud. Because of its inherent limitations, any system of disclosure control or internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements due to the possibility that a control can be circumvented or overridden or that misstatements due to error or fraud may occur that are not detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of control. Further, because of changes in conditions, internal control effectiveness may vary over time.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

All policies can be viewed in full on the Company’s website at www.goldenqueen.com

For the three and six months ended June 30, 2015 and year ended December 31, 2014, there were no reported instances of fraud.

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

Item 5. Mine Safety Disclosures

GQM LLC is the operator of the Project, which is located in Mojave in Kern County, California. The Company and GQM LLC have no mine safety violations to report.

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing
3.1	Notice of Articles	Incorporated by reference to Exhibit 3.03 to the Form S-3 of the Company, filed with the SEC on August 21, 2014
3.2	Articles	Incorporated by reference to Exhibit 3.2 to the Form 8-K of the Company, filed with the SEC on September 2, 2010
10.1	Employment Agreement between the Company and H. Lutz Klingmann dated May 1, 2015	Filed herewith
10.2

Amended and Restated Term Loan Agreement dated June 8, 2015 among the Company, The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009, EHT, LLC, Harris Clay and The Clay Family 2009 Irrevocable Trust Dated April 14, 2009

Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company, filed with the SEC on June 9, 2015
10.3

Amended and Restated Guaranty dated June 8, 2015 among Golden Queen Mining Holdings Inc., Golden Queen Mining Canada Ltd., The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009, EHT, LLC, Harris Clay and The Clay Family 2009 Irrevocable Trust Dated April 14, 2009

Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company, filed with the SEC on June 9, 2015
10.4

Amended and Restated Pledge Agreement dated June 8, 2015 among the Company, Golden Queen Mining Holdings Inc., Golden Queen Mining Canada Ltd., The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009, EHT, LLC, Harris Clay and The Clay Family 2009 Irrevocable Trust Dated April 14, 2009

Incorporated by reference to Exhibit 10.3 to the Form 8-K of the Company, filed with the SEC on June 9, 2015
10.5

Amended and Restated Registration Rights Agreement dated June 8, 2015 among the Company, The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009, EHT, LLC, Harris Clay and The Clay Family 2009 Irrevocable Trust Dated April 14, 2009

Incorporated by reference to Exhibit 10.4 to the Form 8-K of the Company, filed with the SEC on June 9, 2015

10.6

Amended and Restated Option Agreement dated June 8, 2015 among Gauss LLC, Gauss Holdings LLC, Auvergne, LLC, The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009, EHT, LLC, Harris Clay, The Clay Family 2009 Irrevocable Trust Dated April 14, 2009, Golden Queen Mining Canada Ltd. and Golden Queen Mining Holdings Inc.

Incorporated by reference to Exhibit 10.5 to the Form 8-K of the Company, filed with the SEC on June 9, 2015
10.7	Indemnity Agreement between the Company and the Clay Family Holders dated June 8, 2015	Incorporated by reference to Exhibit 10.6 to the Form 8-K of the Company, filed with the SEC on June 9, 2015
10.8	Form of Share Purchase Warrants of the Company dated June 8, 2015	Incorporated by reference to Exhibit 10.7 to the Form 8-K of the Company, filed with the SEC on June 9, 2015
31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934	Filed herewith
31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934	Filed herewith
32.1	Section 1350 Certification of the Principal Executive Officer	Filed herewith
32.2	Section 1350 Certification of the Principal Financial Officer	Filed herewith
101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three months ended June 30, 2015, formatted in XBRL	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2015
GOLDEN QUEEN MINING CO. LTD.
(Registrant)

By:	/s/ Thomas M. Clay
Thomas M. Clay
Principal Executive Officer

By:	/s/ Andrée St-Germain
Andrée St-Germain
Principal Financial Officer