Form 10-Q
period 2015-09-30
GOLDEN QUEEN MINING CO LTD
filed 2015-11-09
CIK 1025362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

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

Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Check whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 9, 2015 the registrant’s outstanding common stock consisted of 99,928,683 shares.

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

Golden Queen Mining Co. Ltd.

Condensed Consolidated Interim Financial Statements

September 30, 2015

(US Dollars)

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Balance Sheets

(Unaudited - US dollars)

	September 30,	December 31,
	2015	2014
Assets

Current assets:
Cash (Note 8 (vii))	$52,005,369	$91,407,644
Receivables	28,031	52,136
Prepaid expenses and other current assets	222,805	114,625
Inventory (Note 3)	182,865	-

Total current assets	52,439,070	91,574,405

Property (Note 2)	229,470	251,467
Mineral property interests (Note 4)	112,848,211	37,138,134
Reclamation financial assurance (Note 6)	902,382	553,329
Total Assets	$166,419,133	$129,517,335

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 8(i))	$4,615,341	$3,309,476
Interest payable (Note 8(ii) and (iii))	1,166,667	320,721
Closing fee payable (Note 8(iii))	-	250,000
Notes payable (Note 8(iii))	-	13,881,305
Current portion of loans payable (Note 11)	3,323,700	222,839
Derivative liability–convertible debenture (Note 8(ii))	-	1,829,770
Convertible debenture (Note 8(ii))	-	6,649,967

Total current liabilities	9,105,708	26,464,078
Notes payable (Note 8(iii))	34,241,143	-
Derivative liability – warrants (Note 8(iv))	3,964,164	-
Asset retirement obligations (Note 6)	902,382	624,142
Loans payable (Note 11)	9,677,902	690,293

Total Liabilities	57,891,299	27,778,513

Temporary Equity
Redeemable portion of non-controlling interest (Note 8(vii))	27,322,445	22,833,645
Shareholders’ Equity
Common shares, no par value, unlimited shares authorized 99,928,683 (2014 – 99,778,683) shares issued and outstanding (Notes 5 and 8(i))	62,860,443	62,709,015
Additional paid-in capital (Note 8(vii))	56,545,713	56,390,510
Deficit accumulated	(79,184,434)	(74,444,816)

Total shareholders’ equity attributable to GQM Ltd.	40,221,722	44,654,709
Non-controlling interest (Note 8(vii))	40,983,667	34,250,468

Total Shareholders’ Equity	81,205,389	78,905,177

Total Liabilities, Temporary Equity and Shareholders’ Equity	$166,419,133	$129,517,335

Basis of Presentation and Ability to Continue as a Going Concern (Note 1)

Commitments and Contingencies (Note 7)

Subsequent Events (Note 15)

Approved by the Directors:

“ Thomas M. Clay”	“Bryan A. Coates”
Thomas M. Clay, Chairman	Bryan A. Coates, Director

See Accompanying Summary of Accounting Policies and Notes to Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Statements of Income/(Loss) and Comprehensive Income/(Loss)

(Unaudited - US dollars)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
General and administrative expenses (Notes 9 and 13)	$(672,738)	$(1,119,216)	$(3,403,485)	$(4,266,435)
Change in fair value of derivative liability including change in foreign exchange (Notes 8(ii) and 8(iv))	(598,770)	2,861,314	1,868,329	(1,251,381)
	(1,271,508)	1,742,098	(1,535,156)	(5,517,816)
Interest expense (Note 8(vi) and Note 11)	(981,390)	(208,126)	(2,999,254)	(1,163,543)
Loss on extinguishment of debt (Note 8(iii))	-	-	(151,539)	-
Closing fee (Note 8(iii))	-	-	(1,500,000)	-
Commitment fee (Note 8(vii))	-	(2,250,000)	-	(2,250,000)
Joint venture transaction fee (Note 8(vii))	-	(2,275,000)	-	(2,275,000)
Interest income	49,805	18,940	168,330	33,778
Net and comprehensive income (loss) for the period	(2,203,093)	(2,972,088)	(6,017,619)	(11,172,581)
Add: Net and comprehensive loss attributable to the non-controlling interest for the period (Note 8(vii))	278,926	1,160,245	1,278,001	1,160,245
Net and comprehensive income (loss) attributable to Golden Queen Mining Co Ltd. for the period	$(1,924,167)	$(1,811,843)	$(4,739,618)	$(10,012,336)
Earnings (Loss) per share – basic (Note 10)	$(0.02)	$(0.02)	$(0.05)	$(0.10)
Earnings (Loss) per share – diluted (Note 10)	$(0.02)	$(0.02)	$(0.05)	$(0.10)
Weighted average number of common shares outstanding -basic	99,928,683	99,778,683	99,881,430	99,554,864
Weighted average number of common shares outstanding -diluted	99,928,683	99,778,683	99,881,430	99,554,864

See Accompanying Summary of Accounting Policies and Notes to Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Statements of Shareholders’ Equity, Non-controlling Interest and Redeemable Portion of Non-controlling Interest

(Unaudited - US dollars)

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated	Total Shareholders’ Equity attributable to GQM Ltd	Non-controlling Interest	Total Shareholders’ Equity	Redeemable Portion of Non- controlling Interest
Balance, December 31, 2013	99,233,383	$62,289,402	$9,927,142	$(65,975,612)	$6,240,932	$-	$6,240,932	$-
Issuance of common shares for mineral property interests	15,300	24,480	-	-	24,480	-	24,480	-
Stock options exercised	530,000	395,133	(283,712)	-	111,421	-	111,421	-
Stock-based compensation	-	-	233,672	-	233,672	-	233,672	-
Dilution of ownership interest in subsidiary to non-controlling interest (Note 8(vi))	-	-	46,513,408	-	46,513,408	38,091,955	84,605,363	25,394,637
Distributions to non-controlling interest	-	-	-	-	-	(3,000,000)	(3,000,000)	(2,000,000)
Net loss for the year	-	-	-	(8,469,204)	(8,469,204)	(841,487)	(9,310,691)	(560,992)
Balance, December 31, 2014	99,778,683	$62,709,015	$56,390,510	$(74,444,816)	$44,654,709	$34,250,468	$78,905,177	$22,833,645
Issuance of common shares as part of management agreement	150,000	151,428	-	-	151,428	-	151,428	-
Top-up contribution from non-controlling interest	-	-	-	-	-	7,500,000	7,500,000	5,000,000
Stock-based compensation	-	-	155,203	-	155,203	-	155,203	-
Net loss for the period	-	-	-	(4,739,618)	(4,739,618)	(766,801)	(5,506,419)	(511,200)
Balance, September 30, 2015	99,928,683	$62,860,443	$56,545,173	$(79,184,434)	$40,221,722	$40,983,667	$81,205,389	$27,322,445

See Accompanying Summary of Accounting Policies and Notes to Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited - US dollars)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Operating activities:
Loss for the period	$(6,017,619)	$(11,172,581)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	21,997	26,705
Amortization of debt discount and interest accrual	2,863,396	953,936
Change in fair value of derivative liabilities including change in foreign exchange	(1,868,329)	1,251,381
Shares for services (Note 8(i) and Note 13)	151,428	-
Stock-based compensation	155,203	279,917
Loss on extinguishment of debt (Note 8(iii))	151,539	-
Closing fee related to long-term debt	1,500,000	-
Realized foreign exchange	(839,849)	(282,415)
Changes in assets and liabilities:
Receivables	24,105	(50,846)
Prepaid expenses and other current assets	(108,180)	(91,276)
Inventory	(182,865)	-
Accounts payable and accrued liabilities	285,272	(76,376)
Interest payable	(951,445)	(186,180)

Cash used in operating activities	(4,815,347)	(9,347,735)
Investment activities:
Additions to mineral property interests	(59,812,875)	(13,232,736)
Purchase of financial assurance	(349,053)	(84,366)

Cash used in investing activities	(60,161,928)	(13,317,102)
Financing activities:
Top-up contribution from non-controlling interest	12,500,000	-
Investment in Golden Queen Mining LLC by non-controlling interest	-	110,000,000
Distribution to non-controlling interest	-	(5,000,000)
Borrowing under long-term debt	25,000,000	-
Repayment of short-term debt	(2,500,000)	(10,000,000)
Borrowing under short-term debt		20,000,000
Repayment of convertible debentures	(7,675,000)	-
Closing fees related to short-term debt capitalized to the loan	(250,000)	-
Closing fees related to long-term debt	(1,500,000)	-
Issuance of common shares upon exercise of stock options	-	111,421
Cash provided by financing activities	25,575,000	115,111,421
Net change in cash	(39,402,275)	92,446,584
Cash, Beginning balance	91,407,644	5,030,522
Cash, Ending balance	$52,005,369	$97,477,106

Supplementary Disclosures of Cash Flow Information (Note 9)

See Accompanying Summary of Accounting Policies and Notes to Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2015

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

These condensed consolidated interim financial statements include the accounts of Golden Queen, a British Columbia corporation, its wholly-owned subsidiaries, GQM Canada, GQM Holdings, a US (State of California) corporation, and GQM LLC, a limited liability company in which Golden Queen has a 50% interest, through GQM Holdings. GQM LLC meets the definition of a Variable Interest Entity (“VIE”). Golden Queen has determined it is the member of the related party group that is most closely associated with GQM LLC and, as a result, is the primary beneficiary who consolidates GQM LLC.

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

The Company has instituted a policy that all property and equipment, not related to the development of the mine, acquired for an amount over $3,000 will be capitalized and all property and equipment purchased for under this threshold will be expensed as incurred.

Metal and Other Inventory Inventories include stock piles, in-process inventory, doré, and operating materials and supplies. The classification of inventory is determined by the stage at which the ore is in the production process. All inventories are stated at the lower of cost or market, with cost being determined using a weighted average cost method. Dore inventory includes product at the mine site. Dore inventory costs include direct labor, materials, depreciation, depletion and amortization as well as overhead costs relating to mining activities.

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2015

(Unaudited - US dollars)

Mineral Properties Costs related to the development of our mineral reserves are capitalized when it has been determined an ore body can be economically developed. An ore body is determined to be economically minable based on proven and probable reserves and when appropriate permits are in place. Major mine development expenditures are capitalized, including primary development costs such as costs of building access roads, heap leach pads, processing facilities, and infrastructure development. The Company also capitalizes additional development expenditures that are directly related to the development of the mine.

Drilling and related costs are classified as additional development expenditures, are charged to operations as incurred, or capitalized, based on the following criteria:

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

Capitalized Interest   For significant exploration and development projects, interest is capitalized as part of the historical cost of developing and constructing assets in accordance with ASC 835-20 ("capitalization of interest"). Interest is capitalized until the asset is ready for service. Capitalized interest is determined by multiplying the Company’s weighted-average borrowing cost on general debt by the average amount of qualifying costs incurred. Once an asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depletion or impairment. See Note 8(vi) - Amortization of Discount and Interest Expense.

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

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2015

(Unaudited - US dollars)

Foreign Currency Translation The Company’s functional and reporting currency, the US dollar, is the primary economic currency. Assets and liabilities in foreign currencies are generally translated into US dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at exchange rates on the date of the transaction. Where amounts denominated in a foreign currency are converted into US dollars by remittance or repayment, the realized exchange differences are included in other income. The exchange rates prevailing at September 30, 2015 and December 31, 2014 were $1.33 and $1.16, and stated in Canadian dollars per one US dollar, respectively. The average rates of exchange during the nine months ended September 30, 2015 and the year ended December 31, 2014 were $1.26 and $1.10, stated in Canadian dollars per one US dollar, respectively.

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

Asset Retirement Obligations Asset retirement obligations (‘‘AROs’’) arise from the acquisition, development and construction of mining properties and plant and equipment due to government controls and regulations that protect the environment on the closure and reclamation of mining properties. The major parts of the carrying amount of AROs relate to tailings and heap leach pad closure and rehabilitation, demolition of buildings and mine facilities, ongoing water treatment and ongoing care and maintenance of closed mines. The Company recognizes an ARO at the time the environmental disturbance occurs. When the ARO provision is recognized, the corresponding cost is capitalized to mineral property interests and depreciated over the life of the related assets.

The timing of the actual environmental remediation expenditures is dependent on a number of factors such as the life and nature of the asset, the operating license conditions and the environment in which the mine operates. Reclamation provisions are measured at the expected value of future cash flows discounted to their present value using a risk-free interest rate. AROs are adjusted each period to reflect the passage of time (accretion). Accretion expense is recorded in cost of sales each period. Upon settlement of an ARO, the Company records a gain or loss if the actual cost differs from the carrying amount of the ARO. Settlement gains/losses are recorded in the consolidated statements of income (loss).

Expected ARO is updated to reflect changes in facts and circumstances. The principal factors that can cause expected the ARO to change are the construction of new processing facilities, changes in the quantities of material in proven and probable mineral reserves and a corresponding change in the life-of-mine plan, changing ore characteristics that impact required environmental protection measures and related costs, changes in water quality that impact the extent of water treatment required and changes in laws and regulations governing the protection of the environment.

Each reporting period, provisions for AROs are re-measured to reflect any changes to significant assumptions, including the amount and timing of expected cash flows and risk-free interest rates. Changes to the reclamation provision resulting from changes in estimate are added to or deducted from the cost of the related asset, except where the reduction of the reclamation provision exceeds the carrying value of the related assets in which case the asset is reduced to nil and the remaining adjustment is recognized in the consolidated statements of income (loss).

Estimates The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and judgements have been made by Management in several areas including the accounting for the joint venture transaction and determination of the temporary and permanent non-controlling interest (Note 8(vii)), the recoverability of mineral properties expenditures (Note 4), estimates of recoverability of metals within the stock pile inventory, estimates of total tonnage mined and placed on the stock pile inventory, asset retirement obligation (Note 6), warrant liability (Note 8(iv)) and convertible debenture (Note 8(ii)). Actual results could differ from those estimates.

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2015

(Unaudited - US dollars)

Fair Value of Financial Instruments The carrying amounts reported in the balance sheets for cash, receivables, accounts payable and accrued liabilities, interest payable, closing fee payable and reclamation financial assurance approximate fair values because of the immediate or short-term maturity of these non-level 3 financial instruments. The fair value of the short-term and long-term loans payable approximate their carrying values as the interest rates are based on the market rates as they were initiated during the quarter and the previous three quarters. The market rates have remained steady for the loans payable during the past four quarters. The carrying value of the short and long term portions of the notes payable approximates their carrying value and have been estimated based on discounted cash flows using interest rates being offered for similar debt instruments. The carrying amount of the notes payable are being recorded at amortized cost using the effective interest rate method.

As at September 30, 2015, the fair value of the convertible debt and the notes payable were estimated using a discounted cash flow analysis based on an interest rate for a similar type of instrument without a conversion feature was $Nil (December 31, 2014: $7,972,993) and $30,564,497 (December 31, 2014: $Nil), respectively. The embedded derivatives in connection with the share purchase warrants are being recorded at their fair values using an acceptable valuation model at each reporting period.

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

Stock Option Plan The Company’s current stock option plan (the “Plan”) was adopted by the Company in 2013 and approved by shareholders of the Company in 2013. The Plan provides a fixed number of 7,200,000 common shares of the Company that may be issued pursuant to the grant of stock options. The exercise price of stock options granted under the Plan shall be determined by the Company’s Board of Directors (the “Board”), but shall not be less than the volume-weighted, average trading price of the Company’s shares on the TSX for the five trading days immediately prior to the date of the grant. The expiry date of a stock option shall be the date so fixed by the Board subject to a maximum term of five years. The Plan provides that the expiry date of the vested portion of a stock option will be the earlier of the date so fixed by the Board at the time the stock option is awarded and the early termination date (the “Early Termination Date”). The Early Termination Date will be the date the vested portion of a stock option expires following the option holder ceasing to be a director, employee or consultant, as determined by the Board at the time of grant, or in the absence thereof at any time prior to the time the option holder ceases to be a director, employee or consultant, in accordance with and subject to the provisions of the Plan. All options granted under the 2013 Plan will be subject to such vesting requirements as may be prescribed by the TSX, if applicable, or as may be imposed by the Board. A total of 1,270,000 (December 31, 2014 – 750,000) common shares were issuable pursuant to such stock options as at September 30, 2015.

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

For the Nine Months Ended September 30, 2015

(Unaudited - US dollars)

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

For the Nine Months Ended September 30, 2015

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

(ii)	In February, 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis which focuses on the consolidation evaluation for reporting organizations (public and private companies and not-for-profit organizations) that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the standards and improves current GAAP by:

•	Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met.

•	Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE).

•	Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.

The ASU will be effective for periods beginning after December 15, 2015, for public companies. Early adoption is permitted, including adoption in an interim period. The Company is assessing the impact of this standard.

(iii)	In April, 2015, FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) which focuses on simplifying the presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update.

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2015

(Unaudited - US dollars)

The ASU will be effective for periods beginning after December 15, 2015, for public companies. Early adoption is permitted, including adoption in an interim period. The Company is assessing the impact of this standard.

(iv)	In July 2015, FASB issued ASU 2015-11, Inventory – Simplifying the Measurement of Inventory (Topic 330) which focuses on simplifying the guidance on subsequent measurement of inventory. Currently, the guidance requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The ASU now updated the measurement to lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

The ASU will be effective for periods beginning after December 15, 2016, for public companies. Early adoption is permitted, including adoption in an interim period. The Company has assessed the impact of this new standard and will adopt the new standard effective October 1, 2015.

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2015

(Unaudited - US dollars)

1.	Basis of Presentation and Ability to Continue as a Going Concern

The accompanying unaudited condensed consolidated interim financial statements and notes to the unaudited condensed consolidated interim financial statements contain all adjustments, consisting of normal recurring items, necessary to present fairly, in all material respects, the financial position of Golden Queen Mining Co. Ltd. (“Golden Queen”) and its consolidated subsidiaries. These unaudited condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements and related footnotes as set forth in our annual report filed on Form 10-K for the year ended December 31, 2014, as it may be amended from time to time.

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

The Company has had no revenues from operations since inception and as at September 30, 2015 had a deficit of $79,184,434 (December 31, 2014 - $74,444,816) and working capital of $43,333,362 (December 31, 2014 –$65,110,327).

The Company and its 50%-owned subsidiary, GQM LLC, are a going concern as both have sufficient funds to meet their contractual obligations for the next twelve months.

The Company has a $37.5 million loan maturing on December 8, 2016. Golden Queen, on a non-consolidated basis, currently does not have sufficient funds to repay this loan. This raises substantial doubt about this entity’s ability to continue as a going concern. The Company is evaluating its options, including debt and equity, to re-finance the June 2015 Loan before or at maturity.

2.	Property

Property consists of:

	September 30, 2015	December 31, 2014

Land	$109,600	$109,600

Rental properties	324,566	324,566

Property, cost	434,166	434,166

Less accumulated depreciation	(204,696)	(182,699)

Property, net	$229,470	$251,467

3.	Inventory

	September 30, 2015	December 31, 2014
Stock pile inventory	$182,865	$-

4.	Mineral Property Interests

In July 2012, the Company received notice that it had met all the remaining major conditions of the conditional use permits for development of the Project and began capitalizing all development expenditures directly related to the Project. Prior to July 2012, all acquisition costs were expensed due to uncertainties around obtaining the necessary permits.

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2015

(Unaudited - US dollars)

4.	Mineral Property Interests - Continued

Components of capitalized costs related to the mineral properties as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014

Mineral property interest, land and claims	$3,893,287	$3,299,319
Deferred mine development costs	102,572,677	31,020,717
Asset retirement costs	550,807	272,567
Capitalized interest	4,921,914	2,412,015
Capitalized depreciation	909,526	133,516
Balance, end of the period	$112,848,211	$37,138,134

As at September 30, 2015, included in deferred mine development costs are buildings and equipment with a total accumulated cost of $21,692,687 (December 31, 2014 - $2,424,635). Total additions during the three and nine months ended September 30, 2015 were $12,607,036 and $19,268,052 (Three and nine months ended September 30, 2014 - $701,921 and $885,507). During the three and nine months ended September 30, 2015, depreciation of $448,278 and $776,010 (Three and nine months ended September 30, 2014 - $59,962 and $81,062) relating to these assets was capitalized within deferred mine development.

The Company is capitalizing a portion of the interest expense related to the convertible debenture and loan in accordance with its accounting policy. See Note 8 (vi) –Amortization of Discount and Interest Expense.

5.	Share Capital

The Company’s common shares outstanding have no par value, and are voting shares with no preferences or rights attached to them.

Common shares - 2015

In March 2015, the Company issued 150,000 common shares to the former President of the Company for achieving two of the three milestones outlined in his management agreement (See Note 7 – Commitments and Contingencies). The common shares had a total fair value of $151,428 (Note 8(i)). The fair value was based on the market price on the date of issuance.

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

For the Nine Months Ended September 30, 2015

(Unaudited - US dollars)

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

The following is a summary of stock option activity during the nine months ended September 30, 2015 and September 30, 2014:

	Shares	Weighted Average Exercise Price per Share
Options outstanding, December 31, 2013	1,380,000	$0.87
Options exercised	(530,000)	$0.21
Option outstanding, September 30, 2014	850,000	$1.27
Options exercisable, September 30, 2014	750,000	$1.29
Options forfeited	(100,000)	$1.16
Option outstanding and exercisable, December 31, 2014	750,000	$1.29
Options expired	(50,000)	$1.22
Options issued	570,000	$0.58
Options outstanding, September 30, 2015	1,270,000	$0.97
Options exercisable, September 30, 2015	1,176,667	$1.01

During the three and nine months ended September 30, 2015, the Company issued 570,000 stock options with an exercise price of $0.58, expiring in five years for a total stock-based compensation of $155,203 of which $140,008 related to 430,000 stock options issued to directors and $15,195 related to vested portion of the 140,000 stock option issued to an employee of the Company. The stock options issued to the employee have the following vesting conditions:

•	One-third of the options vest on date of grant;
•	One-third vest twelve months from the date of grant; and
•	One-third vest twenty four months form the date of grant.

During the three and nine months ended September 30, 2015, the Company recognized $155,203 (Three and nine months ended September 30, 2014 - $87,769 and $279,917) in stock-based compensation.

During the year ended December 31, 2014, the Company recognized $233,672 in stock-based compensation relating to employee stock options that have vesting terms. This included a reversal of $46,245 in stock based compensation related to forfeited stock options.

As at September 30, 2015, the aggregate intrinsic value of the outstanding exercisable options was $76,267 (December 31, 2014 - $Nil).

The total intrinsic value of 530,000 options exercised during 2014 was approximately $754,513. There were no options exercised in the three and nine months ended September 30, 2015.

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2015

(Unaudited - US dollars)

5.	Share Capital – Continued

Stock options – Continued

The fair value of stock options granted as above is calculated using the following weighted average assumptions:

	2015	2014

Expected life years	5.00	-
Interest rate	0.75%	-
Volatility	76.83%	-
Dividend yield	0.00%	-
Grant date fair value	$0.326	-

The following table summarizes information about stock options outstanding and exercisable at September 30, 2015:

Expiry Date	Number Outstanding	Number Exercisable	Remaining Contractual Life (Years)	Exercise Price

November 11, 2015	200,000	200,000	0.12	$1.16
June 3, 2018	50,000	50,000	2.68	$1.16
September 3, 2018	150,000	150,000	2.93	$1.59
September 18, 2018	300,000	300,000	2.97	$1.26
September 8, 2020	570,000	476,667	4.95	$0.58

Balance, September 30, 2015	1,270,000	1,176,667

The total stock options outstanding had a weighted average remaining contractual life of 3.39 years and the total exercisable stock options had a weighted average remaining contractual life of 3.27 years.

Share Purchase Warrants

During the nine months ended September 30, 2015, the Company granted 10,000,000 share purchase warrants in connection with a financing. See Note 8(iv), for accounting treatment. The following is a summary of the share purchase warrant activity:

	September 30, 2015	December 31, 2014

Balance, beginning of the period	$-	$-
Issued	10,000,000	-
Balance, end of the period	$10,000,000	$-

Expiry Date	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Exercise Price

June 8, 2020	10,000,000	4.69	$0.95

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2015

(Unaudited - US dollars)

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

The Company has provided reclamation financial assurance to the Bureau of Land Management, the State and Kern County and a reasonably foreseeable release financial assurance to the Regional Board totaling $902,382 (December 31, 2014 - $553,329; September 30, 2014 - $563,105).

The total asset retirement obligation as of September 30, 2015 is $902,382 (December 31, 2014 - $624,142; September 30, 2014 - $552,250).

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and clean-up its property based on its activities to date. During the nine months ended September 30, 2015, there was an increase of $278,240 to the retirement obligations as compared with the year ended December 31, 2014, where $71,892 was capitalized to mineral property interests as the asset portion of the retirement obligation.

The following is a summary of asset retirement obligations:

	September 30, 2015	December 31, 2014
Balance, beginning of the period	$624,142	$552,250
Changes in cash flow estimates	278,240	71,892
Balance, end of the period	$902,382	$624,142

7.	Commitments and Contingencies

Property rent payments (Advance minimum royalties)

The Company has acquired a number of mineral properties outright. It has acquired exclusive rights to explore, develop and mine other portions of the Project under various mining lease agreements with landowners.

The Company is required to make property rent payments related to its mining lease agreements with landholders, in the form of advance minimum royalties. The total property rent payments for the three and nine month periods ended September 30, 2015 were $8,539 and $68,706 (Three and nine months ended September 30, 2014 - $16,456 and $116,436 of which $24,480 related to common shares issued), and the Company is expected to make approximate payments of $140,000 in the fourth quarter of 2015 to various landowners under the existing lease agreements. The payments will cease if and when the Company goes into production and then begins paying royalty payments on production yields.

There are multiple third party landholders and the royalty amount due to each landholder over the life of the Project varies with each property.

Finder’s fee

The Company has agreed to issue 100,000 common shares as a finder’s fee in connection with certain property acquisitions upon commencement of commercial production of the Project. As of September 30, 2015, commercial production has not commenced and no shares have been issued.

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2015

(Unaudited - US dollars)

7.	Commitments and Contingencies - Continued

Management agreements

In 2004, the Company entered into an agreement with the former President of the Company to issue 300,000 bonus shares upon completion of certain milestones. Upon receipt by the Company of a bankable feasibility study and the decision to place the Property into commercial production (Achieved), a bonus of 150,000 (Issued) common shares would be issued. Upon commencement of commercial production on the Property, a further bonus of 150,000 common shares would be issued. In May 2010, the Company entered into an amendment to the agreement whereby the 300,000 bonus shares would alternatively be issuable upon a change of control transaction, or upon a sale of all or substantially all of the Company’s assets, having a value at or above C$1.00 per share of the Company, with a further 300,000 bonus shares being issuable in the event the change of control transaction or asset sale occurred at a value at or above C$1.50 per share. This amended agreement is for a term of three years and shall automatically renew for two years. The first of two milestones was reached during the first quarter of 2015 and as a result 150,000 bonus shares, valued at $151,428, were issued to H. Lutz Klingmann on March 27, 2015.

In May 2015, the Company replaced the former President’s management agreement with an employment agreement.  In addition to the previously mentioned bonus shares issuable upon commencement of commercial production, included in the agreement with the former President is a provision that if the President’s position is lost upon a change of control or within nine Months of a change of control the former President would be entitled to a one-time payment equal to twice the annual salary C$438,000 total plus twice the annual bonus.  The annual bonus is determined by the Board subsequent to a review of the President’s performance.

On August 10, 2015, the President and Chief Executive Officer of the Company stepped down. Mr. Thomas M. Clay, the current Chairman of the Company, assumed the role of Interim Chief Executive Officer. The Company also appointed the President and Chief Executive Officer of Golden Queen LLC to the position of Chief Operating Officer. The Company and the former President and Chief Executive Officer entered into a separation agreement as of August 10, 2015, which provides for the termination of the his employment agreement and an agreement for the Company to pay six month’s salary commencing from the date of termination. The separation agreement also confirms that the 150,000 bonus shares that were to be issued upon reaching the commencement of production, will no longer be issuable as that milestone was not met as at the date of termination of the employment agreement.

In 2013, the Company entered into an employment agreement with the Chief Financial Officer (“CFO”). Included in the agreement with the CFO is a provision that if the CFO’s position is lost upon a change of control or within nine months of a change of control the CFO would be entitled to a one-time payment equal to twice the annual salary, C$300,000 total, plus twice the annual bonus. The annual bonus is determined by the Board subsequent to a review of the CFO’s performance.

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

Mine Development Commitments

As of September 30, 2015, GQM LLC has entered into contracts for construction totaling approximately $60.3 million of which $10.9 million remains to be paid. The major commitments relate to the construction of the crushing-screening plant for $18.1 million, the construction of the Phase 1, Stage 1 heap leach pad for $8.4 million, the construction of the conveying and stacking system for $8.2 million and work related to the Merrill-Crowe plant equipment for $7.2 million. The commitments are expected to be paid out in 2015. GQM LLC made approximately $4.0 million in additional construction commitments subsequent to September 30, 2015.

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2015

(Unaudited - US dollars)

In addition, GQM LLC committed, as of September 30, 2015, to $20.6 million of Komatsu mobile mining equipment with Road Machinery LLC, of which $16.7 million worth of equipment has been received and paid.  See Note 11 for further details on the mobile mining equipment loans.  Please refer to Note 15 for additional commitments entered into by the Company subsequent to September 30, 2015.

8.	Related Party Transactions

Except as noted elsewhere in these consolidated financial statements, related party transactions are disclosed as follows:

(i)	Consulting Fees

For the three and nine months ended September 30, 2015, the Company paid $Nil and $201,312 (Three and nine months ended September 30, 2014 - $42,417 and $126,476) to Mr. H. Lutz Klingmann for services as President of the Company of which $Nil (December 31, 2014 - $Nil; September 30, 2014 - $13,811) is payable as at September 30, 2015. Included in the consulting fees for the three and nine months ended September 30, 2015 was $Nil and $151,428 (Three and nine months ended September 30, 2014 - $Nil and $Nil) related to 150,000 bonus shares issued in accordance with Mr. Klingmann’s management agreement (Refer to Note 7 – Commitments and Contingencies). On May 1, 2015, Mr. Klingmann became an employee of the Company and his salary, to August 10, 2015, the date he ceased to be an employee, is included under corporate salary expenses. Please refer to management agreement above for additional changes in management.

During the three and nine months ended September 30, 2015, the Company paid a total of $44,732 and $81,584 (2014 - $11,640 and $35,079, respectively) for regular director fees to the three independent directors and Thomas M. Clay.

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

The Company elected to repay the convertible debenture rather than convert into common shares in the Company. The convertible debenture were repaid in full on July 24, 2015.

The fair value of the derivative liability related to the conversion feature as at September 30, 2015 is $Nil (December 31, 2014 - $1,829,770). The derivative liability was calculated using an acceptable option pricing valuation model with the following assumptions:

	2015	2014
Risk-free interest rate	0.49% - 0.50%	1.00% - 1.09%
Expected life of derivative liability	0.07 - 0.32 years	0.57 - 1.32 years
Expected volatility	49.36% - 77.00%	73.03% - 98.21%
Dividend rate	0.00%	0.00%

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2015

(Unaudited - US dollars)

8.	Related Party Transactions – Continued

(ii)	Convertible Debentures - Continued

The changes in the derivative liability related to the conversion feature are as follows:

	September 30, 2015	December 31, 2014

Balance, beginning of the period	$1,829,770	$2,833,987
Change in fair value of derivative liability including foreign exchange	(1,829,770)	(1,004,217)
Balance, end of the period	$-	$1,829,770

The change in the convertible debentures is as follows:

	September 30, 2015	December 31, 2014
Balance, beginning of the period	$6,649,967	$4,642,620
Discounted convertible debentures	-	-
Amortization of discount	1,852,754	2,510,611
Foreign exchange	(827,721)	(503,264)
Repayment of the convertible debenture	(7,675,000)	-
Balance, end of the period	$-	$6,649,967

During the three and nine months ended September 30, 2015, in addition to the amortization of the discount on the convertible debenture, the Company incurred interest expense of $14,321 and $94,907, respectively (Three and nine months ended September 30, 2014 - $45,543 and $137,059, respectively) based on the 2% per annum stated interest rate for a total amortization of discount and interest expense of $276,524 and $1,947,661 for the three and nine months ended September 30, 2015 (Three and nine months ended September 30, 2014 - $711,220 and $1,196,353, respectively). Interest payable relating to the convertible debenture as at September 30, 2015 was $Nil (December 31, 2014 - $70,721).

On July 24, 2015, the Company repaid its C$10,000,000 ($7,675,000) convertible debenture and accrued interest of C$200,000 ($153,500).

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

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2015

(Unaudited - US dollars)

8.	Related Party Transactions – Continued

(iii)	Notes Payable - continued

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

On June 8, 2015, the Company amended the December Loan to extend the maturity to December 8, 2016 and increasing the principal amount from $12,500,000 to $37,500,000 (the “June Loan”). The Company also issued 10,000,000 common share purchase warrants exercisable for a period of five years expiring June 8, 2020. The common share purchase warrants have an exercise price of $0.95. All other terms remained the same as the December Loan. The Company also incurred a closing fee to secure the loan in the amount of $1,500,000, all of which was paid on June 8, 2015. The Company agreed to pay the legal fees incurred by the lenders relating to this instrument which amounted to $46,408. The legal fees were expensed as the transaction met the definition of a debt extinguishment. The terms of the registration rights remains unchanged as does the Company’s assessment of the likelihood of the registration rights being exercised. As such, as of September 30, 2015, no accrual has been made for the potential costs related to the registration rights.

	September 30, 2015	December 31, 2014
Balance, beginning of the period	$13,881,305	$-
Fair value at inception of June Loan	33,497,277	22,500,000
Repayment of loans	(2,500,000)	(7,500,000)
Amortization of closing and legal fees	967,156	-
Amortization of discount on the June Loan	743,866	-
Extinguishment of the December Loan	(12,500,000)	-
Loss on extinguishment of debt	151,539	-
Capitalized closing fee and legal fees	-	(1,118,695)
Balance, end of the period	$34,241,143	$13,881,305

During the three and nine months ended September 30, 2015, in addition to the amortization of the discount on the June Loan, the Company incurred interest expense of $937,500 and $1,166,667, respectively. For the same periods in 2014 the Company incurred interest expense of $126,027 and $867,123, respectively. Of the $867,123, $500,000 related to a finance charge.

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

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2015

(Unaudited - US dollars)

8.	Related Party Transactions – Continued

(iv)	Share Purchase Warrants – Continued

The fair value of the derivative liability related to the share purchase warrants as at September 30, 2015 is $3,964,164 (December 31, 2014 - $Nil). The derivative liability was calculated using an acceptable option pricing valuation model with the following assumptions:

	2015	2014
Risk-free interest rate	0.81% - 1.02%	-
Expected life of derivative liability	4.69 - 5 years	-
Expected volatility	72.29% - 74.29%	-
Dividend rate	0.00%	-

The change in the derivative share purchase warrants is as follows:

	September 30, 2015	December 31, 2014
Balance, beginning of the period	$-	$-
Fair value at inception	4,002,723	-
Change in fair value	(38,559)	-
Balance, end of the period	$3,964,164	$-

(v)	Advance

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

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2015

(Unaudited - US dollars)

8.	Related Party Transactions – Continued

(vi)	Amortization of Discounts and Interest Expense

The following table summarizes the amortization of discounts and interest on loans and convertible debentures:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Interest expense related to the convertible debentures	$14,321	$45,543	$94,907	$137,059
Interest expense related to the January 2014 loans	-	126,027	-	867,123
Interest expense related to the December 2014 loans	-	-	547,945	-
Interest expense related to the June 2015 loans	937,500	-	1,166,667	-
Interest expense related to Komatsu Financial loans	91,301	-	135,859	-
Amortization of debt discount on the convertible debentures	262,203	665,676	1,852,754	1,779,294
Interest on Gauss advance	-	209,607	-	209,607
Amortization of the December 2014 loan closing fees	-	-	967,155	-
Amortization of the June 2015 loan discount	600,797	-	743,866	-
Amortization of discount and interest on loan and convertible debentures	$1,906,122	$1,046,853	$5,509,153	$2,993,083

The Company’s loans were contracted to fund significant development costs. The Company capitalizes a portion of the interest expense as it relates to funds borrowed to complete development activities at the Project site.

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Amortization of discounts and interest on loan, advance and convertible debenture	$1,906,122	$1,046,853	$5,509,153	$2,993,083
Less: Interest costs capitalized	(924,732)	(838,727)	(2,509,899)	(1,829,540)
Amortization of discounts and interest expensed	$981,390	$208,126	$2,999,254	$1,163,543

(vii)	Joint Venture Transaction

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

For the Nine Months Ended September 30, 2015

(Unaudited - US dollars)

8.	Related Party Transactions – Continued

(vii)	Joint Venture Transaction - Continued

Gauss is a funding vehicle owned by entities controlled by Leucadia National Corporation (NYSE: LUK) (“Leucadia”) and certain members of the Clay family, a shareholder group which collectively owned approximately 27% of the issued and outstanding shares of Golden Queen (the “Clay Group”) at the time of the transaction. Gauss is owned 70.51% by Gauss Holdings LLC (“Gauss Holdings”, Leucadia’s investment entity) and 29.49% by Auvergne LLC (“Auvergne”, the Clay Group’s investment entity). Pursuant to the transaction, Leucadia was paid a transaction fee of $2,000,000 and $275,000 was paid to Auvergne through GQM LLC. The Company has adopted an accounting policy of expensing these transaction costs.

Variable Interest Entity

In accordance with ASC 810-10-30, the Company has determined that GQM LLC meets the definition of a VIE and that the Company is part of a related party group that, in its entirety, would meet the definition of a primary beneficiary.   Although no individual variable interest holder individually meets the definition of a primary beneficiary in the absence of the related party group, Golden Queen has determined it is considered the member of the related party group most closely associated with GQM LLC.  As a result, the Company has consolidated 100% of the accounts of GQM LLC in these consolidated financial statements, while presenting a non-controlling interest portion representing the 50% interest of Gauss in GQM LLC on its balance sheet.  A portion of the non-controlling interest has been presented as temporary equity on the Company’s balance sheet representing the initial value of the non-controlling interest that could potentially be redeemable by Gauss in the future. The net assets of GQM LLC as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Assets, GQM LLC	$155,104,439	$118,937,371
Liabilities, GQM LLC	(18,492,213)	(4,769,144)
Net assets, GQM LLC	$136,612,226	$114,168,227

Included in the assets above, is $45,643,060 (December 31, 2014 - $83,282,403) in cash held as at September 30, 2015. The cash in GQM LLC is directed specifically to fund capital expenditures required to take the Project to production and settle GQM LLC’s obligations. The liabilities of GQM LLC do not have recourse to the general credit of the primary beneficiary. Please refer to Note 15 for details on a GQM LLC liability that is guaranteed by the Company.

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

b.	Through a buy-out (at fair value) by the non-diluted member; or

c.	Through a sale process by which the diluted member’s interest is sold

•	If such sale process does not result in a binding offer acceptable to the non-diluted member within nine months after the election by the non-diluted member, the sale process terminates and the non-diluted member has 15 days to choose between (a) and (b).

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2015

(Unaudited - US dollars)

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

September 15, 2014
Net assets, GQM LLC before Joint Venture Transaction	$16,973,184
Investment by Gauss	110,000,000
Net assets, GQM LLC after Joint Venture Transaction	126,973,184
Gauss’ ownership percentage	50%
Net assets of GQM LLC attributable to Gauss	$63,486,592

Allocation of non-controlling interest between permanent equity and temporary equity:
Permanent non-controlling interest (60% of total non-controlling interest)	$38,091,955
Temporary non-controlling interest (40% of total non-controlling interest)	$25,394,637

Subsequent to the initial transaction, the carrying value of the non-controlling interest will be adjusted for net income and loss, distributions and contributions pursuant to ASC 810-10 based on the same percentage allocation used to calculate the initial book value of temporary equity.

	September 30, 2015	December 31, 2014
Net and comprehensive loss in GQM LLC	$(2,556,001)	$(2,804,957)
Non-controlling interest percentage	50%	50%
Net and comprehensive loss attributable to non-controlling interest	$(1,278,001)	$(1,402,479)
Net and comprehensive loss attributable to permanent non-controlling interest	$(766,801)	$(841,487)
Net and comprehensive loss attributable to temporary non-controlling interest	$(511,200)	$(560,992)

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2015

(Unaudited - US dollars)

8.	Related Party Transactions – Continued

(vii)	Joint Venture Transaction - Continued

Non-Controlling Interest – Continued

	Permanent Non- Controlling Interest	Temporary Non- Controlling Interest
Carrying value of non-controlling interest, December 31, 2014	$34,250,468	$22,833,645
Capital contribution	7,500,000	5,000,000
Net and comprehensive loss for the period	(766,801)	(511,200)
Carrying value of non-controlling interest, September 30, 2015	$40,983,667	$27,322,445

	Permanent Non- Controlling Interest	Temporary Non- Controlling Interest
Carrying value of non-controlling interest, September 15, 2014	$38,091,955	$25,394,637
Distributions to non-controlling interest	(3,000,000)	(2,000,000)
Net and comprehensive loss for the period	(841,487)	(560,992)
Carrying value of non-controlling interest, December 31, 2014	$34,250,468	$22,833,645

Dilution of Interest in Subsidiary

As a result of the Joint Venture Transaction, the Company’s interest in GQM LLC was diluted from 100% to 50% and ordinarily, the Company would recognize a charge on dilution. However, since the transaction was with a related party and the Company retained control, the excess has not been recognized in net income but rather has been recorded in equity as an increase to additional paid in capital based on guidance provided in ASC 810-10-55-4D and -4E.

September 15, 2014
Investment by Gauss	$110,000,000
Less:
Initial carrying value of permanent equity	(38,091,955)
Initial carrying value of temporary equity	(25,394,637)
Effect of dilution of subsidiary recorded to APIC	$46,513,408

Management Agreement

GQM LLC is managed by a board of managers comprising an equal number of representatives of each of Gauss and GQ Holdings. The initial officers of GQM LLC were H. Lutz Klingmann as Chief Executive Officer, and Andrée St-Germain as Chief Financial Officer. On August 10, 2015, Robert C. Walish Jr. was appointed to replace Mr. Klingmann as Chief Executive Officer of GQM LLC. Bryan A. Coates was appointed to the GQM LLC Board of Managers as a nominee of the Company, replacing Mr. Klingmann. As long as a member of the Clay family holds greater that 25% of the Company, the Clay Group is entitled to appoint one of the Company’s representatives to the GQM LLC board of managers.

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2015

(Unaudited - US dollars)

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

Standby Commitment

Golden Queen also entered into a backstop guarantee agreement with Gauss (the “Backstop Agreement”) whereby, if the Company conducted a rights offering, Gauss agreed to purchase, upon the terms set forth in the Backstop Agreement, any common shares which had not been acquired pursuant to the exercise of rights under the Rights Offering at a purchase price to be determined but not to exceed $1.10 per common share, up to a maximum amount of $45 million in the aggregate. In consideration for entering into the Backstop Agreement, on closing of the Joint Venture, the Company paid Leucadia and Auvergne a standby guarantee fee of $2,250,000, of which $731,250 was paid to Auvergne.

The Transaction Agreement and Backstop Agreement contemplated that the Company would file a registration statement in connection with the rights offering by October 15, 2014. The Company decided not to proceed with a rights offering, and as a result the standby commitment has expired.

9.	Supplementary Disclosures of Cash Flow Information

	September 30, 2015	September 30, 2014
Cash paid during period for:
Interest	$1,070,664	$395,787
Income taxes	$-	$-
Non-cash financing and investing activities:
Stock-based compensation	$155,428	$279,917
Common shares issued for mineral property	$-	$24,480
Mineral property acquired through issuance of debt	$12,088,470	$-
Mineral property expenditures included in accounts payable	$4,117,646	$1,000,991
Non-cash interest cost capitalized to mineral property interests	$2,509,899	$1,829,540
Non-cash amortization of discount and interest expense	$2,863,396	$1,163,543

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2015

(Unaudited - US dollars)

10.	Earnings (Loss) Per Share

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Numerator:
Net income (loss) – numerator for basic EPS	$(1,924,167)	$(1,811,843)	$(4,739,618)	$(10,012,336)

Numerator for diluted EPS	$(1,924,167)	$(1,811,843)	$(4,739,618)	$(10,012,336)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Denominator:
Denominator for basic EPS	99,928,683	99,778,683	99,881,430	99,554,864

Denominator for diluted EPS	99,928,683	99,778,683	99,881,430	99,554,864

Basic earnings(loss) per share	$(0.02)	$(0.02)	$(0.05)	$(0.10)
Diluted loss per share	$(0.02)	$(0.02)	$(0.05)	$(0.10)

For the three and nine month periods ended September 30, 2015 and 2014, 1,176,667 and 750,000, respectively, exercisable options were not included above as their impact would be anti-dilutive.

For the three and nine months ended September 30, 2015, 10,000,000 and 10,000,000 (Three and nine months ended September 30, 2014 – Nil and Nil) warrants were not included above as their impact would be anti-dilutive.

For the three and nine months ended September 30, 2014, the convertible debentures were not included above as their impact would be anti-dilutive. The Company repaid the convertible debentures in July of 2015.

11.	Loans Payable

During the three and nine months ended September 30, 2015, the Company acquired seven and fourteen (Three and nine months ended September 30, 2014 – Nil and Nil) pieces of mining equipment from Komatsu through financing agreements. As at September 30, 2015 and December 31, 2014, the financing agreement balances are as follows:

	September 30, 2015	December 31, 2014

Balance, beginning of period	$913,132	$-
Additions	15,523,198	1,106,521
Payments	(3,434,728)	(193,389)
Balance, end of period	13,001,602	$913,132

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2015

(Unaudited - US dollars)

11.	Loans Payable - Continued

The terms of the financing agreements are as follows:

	September 30, 2015	December 31, 2014

Total acquisition costs	$16,629,719	$1,106,521
Interest rates	0.00% - 4.24%	1.80% - 2.99%
Monthly payments	$4,669 - $33,906	$5,268 - $15,109
Average remaining life (Years)	3.61	3.89
Short-term portion	3,323,700	222,839
Long-term portion	$9,677,902	$690,293

For the three and nine months ended September 30, 2015, the Company made total down payments of $1,606,452 and $2,525,921 (Three and nine months ended September 30, 2014 - $Nil and $Nil). The down payment consist of the sales tax on the assets and a 10% payment of the pre-tax purchase price. All of the loan agreements are for a term of four years and are secured by the underlying asset. For interest expense relating to the loan payable see Note 8(iv).

The following table outlines the principal payments to be made for the remaining 2015 fiscal year to the end of the 2019 fiscal year:

Year	Principal Payments
2015	$819,671
2016	$3,353,953
2017	$3,477,885
2018	$3,591,522
2019	$1,758,571

12.	Financial Instruments

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

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2015

(Unaudited - US dollars)

12.	Financial Instruments – Continued

	September 30, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrants (Note 8(iv))	$3,964,164	$-	$3,964,164	$-
	$3,964,164	$-	$3,964,164	$-

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative Liability (Note 8(ii))	$1,829,770	$-	$1,829,770	$-
	$1,829,770	$-	$1,829,770	$-

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value measurement of the financial instruments above use observable inputs in option price models such as the binomial and the black-scholes valuation models.

13.	General and Administrative Expenses

General and administrative expenses are broken down as follows:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Audit & Accounting	$97,607	$187,576	$372,975	$452,097
Legal	85,590	285,836	700,912	1,214,603
Consulting fees	-	42,417	201,312	156,166
Corporate salary	409,213	399,698	1,164,061	787,453
Corporate expense	85,364	39,418	172,283	677,081
Office	306,499	207,143	896,752	581,501
Insurance	81,613	36,706	217,515	78,614
Regulatory and licensing	34,103	48,126	145,057	119,583
Environmental matters	27,794	6,751	84,514	23,844
Foreign exchange	(319,600)	(300,989)	(786,688)	(279,457)
Stock-based compensation	155,203	87,769	155,203	279,917
Pre-production costs	(322,359)	-	(3,839)	-
Public relations & promotion	31,711	78,765	83,428	175,033

Total	$672,738	$1,119,216	$3,403,486	$4,266,435

14.	Comparative Figures

Certain comparative figures have been reclassified to conform to the financial statement presentation adopted for the current year. The reclassifications had not impact on the net loss, deficit accumulated or the cash flows as previously reported.

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2015

(Unaudited - US dollars)

15.	Subsequent Events

Subsequent to September 30, 2015, GQM LLC took possession of two haul trucks and a water truck, valued at $4.0 million. The Company made total payments, tax and a 10% down payment, of $0.7 million. The remaining $3.3 million will be financed over 48 months at an interest rate of 3.90% for the two haul trucks and 0.99% for the water truck.

Subsequent to September 30, 2015, GQM LLC also acquired a blasthole drill valued at $1.1 million. A down payment of $0.2 million was made with the remaining amount being financed over 36 months at a rate of 4.40%. The loan agreement has been guaranteed by Golden Queen.

On October 1st, 2015, the Company was to make the quarterly interest payment on the June 2015 loan. In terms with the June 2015 loan agreement, the Company chose to exercise its right to pay in kind by adding the interest owed on October 1st, 2015 to the principal balance of the June 2015 loan. The principal balance of the loan was increased by $1,181,507. The principal balance of the loan moving forward will be $38,681,507 and interest will be calculated on this balance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of the operating results and financial condition of Golden Queen Mining Co. Ltd. (“Golden Queen”, “Company”, “we”, “our” or “us”) is as at November 9, 2015 and should be read in conjunction with the unaudited condensed consolidated interim financial statements of the Company for the quarter ended September 30, 2015 and the notes thereto.

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

The Company closed a joint venture transaction (the “Joint Venture Transaction”) with Gauss LLC (“Gauss”) pursuant to which it sold 50% of its ownership in the Project for an investment of $110 million in September 2014. Gauss is a funding vehicle owned by entities controlled by Leucadia National Corporation (NYSE: LUK) (“Leucadia”) and certain members of the Clay family, a shareholder group which, at the time of the Joint Venture Transaction, collectively owned approximately 27% of the issued and outstanding shares of Golden Queen (the “Clay Group”). Gauss is owned 70.51% by Gauss Holdings LLC (“Gauss Holdings”, Leucadia’s investment entity) and 29.49% by Auvergne LLC (“Auvergne”, the Clay Group’s investment entity).

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

Please refer to the Company’s Form 10-K dated March 16, 2015 for information on the Project and the Joint Venture Transaction.

Construction of Infrastructure and Project Facilities

Construction progressed on site and proceeded with no incidents to report during the third quarter and to date in the fourth quarter of 2015.

Please refer to Cash used in Investing Activities below for further details on the work done on site.

•	Robert C. Walish, Jr. was appointed to the position of Chief Operating Officer of GQM LTD in August. Mr. Walish also serves as the President & Chief Executive Officer of GQM LLC;
•	There are now 60 full-time employees in Mojave with an expected increase to over 100 full-time employees in the near term. The management team is also in place. The contractors’ combined workforce varies from 50 to 60 depending upon the status of project construction;
•	The assay laboratory was commissioned in late July and is now fully operational;
•	GQM LLC received four 100-ton trucks, two wheel loaders and one medium dozer during the third quarter;
•	Stockpiling of unprocessed ore started in late August;
•	Construction of the Phase 1, Stage 1 heap leach pad was completed in late September;
•	Structural steel and equipment for the crushing-screening plant and Merrill-Crowe plant was delivered during the third quarter and the assembly continued;

•	Construction of the basic water supply infrastructure is completed and the backup production water well is currently being connected to the mine water supply infrastructure;
•	Construction of the site-wide power distribution system has essentially been completed, however, energization by SCE (power company) has not yet occurred. It is expected early in the fourth quarter.

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

A hearing before a United States Administrative Law Judge was held in Los Angeles from June 24 to June 26, 2015. The various parties that attended the hearing prepared briefs that were submitted to the Judge on September 18th, 2015.

Complaint on Alleged Short-swing Trading Profits

We received notice that a complaint was filed on April 22, 2015 in United States District Court, District of Massachusetts seeking recovery pursuant Section 16(b) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), of alleged short-swing trading profits.  The complaint was filed by Ryan T. Darby, as plaintiff, and named Landon T. Clay, a shareholder of the Company (“Clay”), and the Company as defendants. The plaintiff alleges that Mr. Clay realized short-swing profits in connection with transactions in Company securities within a period of six months. There can be no assurance that the Company will receive any funds as a result of this suit. Although the Company is only a nominal defendant in this action, time and money may be required to resolve it. The Company is unable to predict the timing or outcome of this litigation.  Each of Mr. Clay and the Company believes that the allegations are without merit and intend to vigorously defend against the claims.

In conjunction with the June 2015 Loan, as defined elsewhere herein, the Company agreed to indemnify the Clay Group and their affiliates for up to $350,000 in legal expenses (not damages) incurred in defense of complaints brought against the lenders and their affiliates by shareholders of the Company under Section 16 of the Exchange Act. The legal fees reimbursed by the Company currently amount to $53,723. Please refer to the Transaction with Related Parties section for further details on the June 2015 Loan.

Management Changes

On August 10, 2015, the President and Chief Executive Officer of the Company stepped down. Mr. Thomas M. Clay, the current Chairman of the Company, assumed the role of Interim Chief Executive Officer. The Company also appointed the President and Chief Executive Officer of Golden Queen LLC to the position of Chief Operating Officer. The Company and the former President and Chief Executive Officer entered into a separation agreement as of August 10, 2015, which provides for the termination of his employment agreement and an agreement for the Company to pay six month’s salary commencing from the date of termination. The separation agreement also confirms that the 150,000 bonus shares that were to be issued upon reaching the commencement of production will no longer be issuable as that milestone was not met as at the date of termination of the employment agreement.

Results of Operations

The following are the results of operations for the three and nine months ended September 30, 2015, and the corresponding periods ended September 30, 2014.

The Company had no revenue from operations during the three and nine months ended September 30, 2015 and the corresponding periods ended September 30, 2014.

The Company incurred general and administrative expenses of $672,738 and $3,403,486 during the three and nine months ended September 30, 2015 as compared to $1,119,216 and $4,266,435 for the same periods in 2014. Costs were lower by $446,478 and $862,949 for the three and nine months ended September 30, 2015 when compared with the same periods in 2014. The reasons for the variance in costs are highlighted below.

The following significant general and administrative expenses were incurred during the nine months ended September 30, 2015 with a comparison to costs incurred during the same period in 2014:

•	$1,164,061 (2014 - $787,453) for corporate salary. This increase is related to the addition of administrative personnel in Mojave as the Project is advancing towards production. The costs incurred during the nine months ended September 30, 2015 also include 2014 bonuses for H. Lutz Klingmann, the former CEO of the Company, and Andrée St-Germain, CFO of the Company, of C$45,000 and C$37,500, respectively. Corporate salary expenses also include a signing bonus for GQM LLC’s newly appointed President. The Company also started accruing for a construction bonus to be paid to employees upon successful completion of the construction and commissioning of the facilities.

•	$700,912 (2014 - $1,214,603) for legal expenses. Legal costs were significantly higher during the nine months ended September 30, 2014 as compared to the same period in 2015 due to the fees related to the Joint Venture Transaction completed during the third quarter of 2014.

•	$372,976 (2014 - $452,097) for audit and accounting fees. Audit and accounting costs were higher during the nine months ended September 30, 2014 as compared to the same period in 2015 due to the fees related to the Joint Venture Transaction completed during the third quarter of 2014.

•	$896,752 (2014 - $581,501) for office expenses. Fees were higher during the nine months ended September 30, 2015 as compared to the same period in 2014 due to the cost related to the ramp up of the Mojave office. Office expenses include fees such as office supplies and equipment, software, site support, vehicle expense, operating supplies and other such expenses.

•	$217,515 (2014 - $78,614) for insurance expenses. The insurance expense increase is related to the general increase in corporate and site activities. Enhanced insurance coverage is required as the Project is advancing towards production.

•	$172,283 (2014 - $677,081) for corporate expenses. The Company incurred significantly higher costs related to project financing during the nine months ended on September 30, 2014 as compared to the same period in 2015.

•	$83,428 (2014 - $175,033) for public relations & promotion expenses. The Company incurred higher costs related to project financing during the nine months ended on September 30, 2014 as compared to the same period in 2015. The costs incurred in 2014 included fees related to the Joint Venture Transaction.

The following significant general and administrative expenses were incurred during the three months ended September 30, 2015 with a comparison to costs incurred during the same period in 2014:

•	$306,499 (2014 - $207,143) for office expenses. Fees were higher during the three months ended September 30, 2015 as compared to the same period in 2014 due to the cost related to the ramp up of the Mojave office. Office expenses include fees such as office supplies and equipment, software, site support, vehicle expense, operating supplies and other such expenses.

•	$97,607 (2014 - $187,576) for audit and accounting fees. Audit and accounting costs were higher during the three months ended September 30, 2014 as compared to the same period in 2015 due to the fees related to the Joint Venture Transaction completed during the third quarter of 2014.

•	$85,590 (2014 - $285,836) for legal expenses. Legal costs were significantly higher during the three months ended September 30, 2014 as compared to the same period in 2015 due to the fees related to the Joint Venture Transaction completed during the third quarter of 2014.

•	$85,364 (2014 - $39,418) for corporate expenses. The increase during the three months ended September 30, 2015 is due to general increase in corporate activity.

•	$81,613 (2014 - $36,706) for insurance expenses. The insurance expense increase is related to the general increase in corporate and site activities. Enhanced insurance coverage is required as the Project is advancing towards production.

•	$31,711 (2014 - $78,765) for public relations & promotion expenses. The Company incurred higher costs related to project financing during the nine months ended on September 30, 2014 as compared to the same period in 2015. The costs incurred in 2014 included fees related to the Joint Venture Transaction.

The Company experienced a net foreign exchange gain of $319,600 and a gain of $786,688 during the three and nine months ended September 30, 2015, respectively, as compared with a gain of $300,989 and $279,457 for the same periods in 2014. The net foreign exchange gain is made up by realized and unrealized gains and losses related to the Company’s convertible debentures, Canadian expenditures and the Canadian balances of cash and accounts payable. The net foreign exchange gain was mainly the result of the gain realized on the convertible debentures, which were denominated in Canadian dollars while the Company’s functional currency is the US dollar. The exchange rate, stated in Canadian dollars per one US dollar, moved from $1.16 as of December 31, 2014 to $1.33 on September 30, 2015.

For the three and nine months ended September 30, 2015, the Company incurred a total interest expense of $981,390 and $2,999,254, respectively (three months ended September 30, 2014 - $208,126, nine months ended September 30, 2014 - $1,163,543) related to its various loans and its convertible debentures. The increase was mainly due to the amortization of the discounts and the interest payable related to the convertible debentures, the December 2014 loan and the June 2015 Loan. Please refer to the Transaction with Related Parties section for a complete breakdown of the interest expenses as there was a portion of the interest capitalized to mineral property interests.

The amount of the Company’s derivative liability includes the convertible debentures and the warrants issued in conjunction with the June 2015 Loan. The Company recorded an increase in the derivative liability including foreign exchange of $598,770 as a result of an increase in the Company’s share price during the three months ended September 30, 2015 as compared to a decrease of $2,861,314 for the same quarter in 2014. For the nine months ended September 30, 2015, the Company recorded a decrease in the derivative liability including foreign exchange of $1,868,329, of which $1,829,770 relates to the convertible debentures and $38,559 relates to the share purchase warrants, as a result of a decrease in the Company’s share price during the nine months ended September 30, 2015 as compared to an increase of $1,251,381 for the same period in 2014, all of which is related to the convertible debentures. The convertible debenture was repaid in July 2015 and therefore there is no related derivative liability as of September 30, 2015. These derivative liability changes are a non-cash item and were recorded in accordance with accounting pronouncement ASC 850-40-15. Refer to Note 8 of the unaudited condensed consolidated interim financial statements for a detailed analysis of the changes in fair value of the derivative liability.

Interest income of $49,805 (2014 - $18,940) was higher during the three months ended September 30, 2015 as compared with the same period in 2014 due to higher cash balances in 2015. For the nine months ended September 30, 2015, interest income was $168,330 (2014 - $33,778), significantly higher than the same period in 2014 due to higher cash balances. Interest rates remained low during the quarter and are projected to remain low for the remainder of 2015.

The Company recorded a net and comprehensive loss of $1,924,167* and $4,739,168* (or $0.02 and $0.05) loss per basic share) during the three and nine months ended September 30, 2015 respectively, as compared to net and comprehensive loss of $1,811,843 and $10,012,336 (or $0.02 and $0.10 loss per basic share) during the same periods of 2014. The difference between the three and nine months ended September 30, 2015 and 2014 is mainly due to the costs associated with the Joint Venture Transaction in the third quarter of 2014. During the nine months ended September 30, 2014, the Company had significantly higher accounting and legal costs that were associated with the Joint Venture Transaction. In addition, there were closing and transaction fees that totaled $4,525,000 during the nine months ended September 30, 2014 as compared with $1,500,000 in closing fees during the same period in 2015.

* Net income (loss) for the period attributable to the Company.

Summary of Quarterly Results

Results for the eight most recent quarters are set out in the table below:

Results for the quarter ended on:	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014
Item	$	$	$	$
Revenue	Nil	Nil	Nil	Nil
Net income (loss) for the quarter	(1,924,167)*	(1,379,265)*	(1,436,186)*	1,543,120	*
Basic net income (loss) per share	(0.02)	(0.01)	(0.01)	0.02
Diluted net income (loss) per share	(0.02)	(0.01)	(0.01)	0.00

Results for the quarter ended on:	Sept. 30, 2014	June 30, 2014	March 31, 2014	Dec. 31, 2013
Item	$	$	$	$
Revenue	Nil	Nil	Nil	Nil
Net income (loss) for the quarter	(1,811,843)*	(705,843)	(7,494,638)	1,221,564
Basic net income (loss) per share	(0.02)	(0.01)	(0.08)	0.02
Diluted net income (loss) per share	(0.02)	(0.02)	(0.08)	(0.01)

* Net income (loss) for the period attributable to the Company.

For the quarters illustrated in the above table, the main reasons for the significant fluctuations in net income (loss) between periods are the fluctuations in the Company’s derivative liabilities and the costs related to the Joint Venture Transaction, as explained above. The Company’s derivative liabilities are a function of the Company’s stock price against the instruments strike price and the exchange rate between the Canadian dollar and the US dollar. As the stock price rises, the derivative liabilities increase resulting in the Company recognizing losses. When the stock price decreases, the Company recognizes gains.

For fiscal 2015, the Company experienced a loss related to its derivative liabilities in the amount of $101,749 (2014 – Loss of $5,747,376) in the first quarter whereas it recorded a gain of $2,568,849 (2014 – Gain of $1,634,681) during the second quarter. The second quarter gain was however off-set by higher interest expenses and a one-time closing fee of $1,500,000 paid in connection with the June 2015 Loan. In the third quarter of 2015, the Company experienced a loss of $598,770 (2014 – Gain of $2,861,314) related to the derivative liabilities. Adding to the losses for the three months ended September 30, 2015 was the interest expense and amortization of the discount on the June 2015 loan and the convertible debenture and the interest expense related to the Komatsu loans. The total charge for the three months ended September 30, 2015 was$1,538,297. The third quarter of 2015 was the first full quarter in which the June 2015 loan was outstanding.

For fiscal 2014, the Company experienced a significant loss related to its derivative liabilities in the amount of $5,747,376 (2013 – Gain of $611,949) in the first quarter whereas the second, third and fourth quarters of 2014 resulted in gains of $1,634,681 (2013 – Gain of $1,672,861), $2,861,314 (2013 – Gain of $475,862) and $2,255,598 (2013 – Gain of $2,624,988), respectively. In addition to the derivative liabilities, the Company also incurred in 2014 a commitment fee of $2,250,000 (2013 - $Nil) and a Joint Venture Transaction fee of $2,275,000 (2013 - $Nil) in the third quarter of fiscal 2014 that were meaningful contributing factors to the significant loss recognized in that quarter.  Both fees were one-time fees not previously incurred in earlier quarters or to be incurred in future quarters.

In general, the results of operations can vary from quarter to quarter depending upon the nature, timing and cost of activities undertaken during the quarter, whether or not the Company incurs gains or losses on foreign exchange or grants stock options, and the movements in its derivative liability.

Please refer to the Results of Operations section above for the results of operations for the three and nine months ended on September 30, 2015.

Asset Retirement Obligation

The Company has provided reclamation financial assurance to the Bureau of Land Management, the State and Kern County and a reasonably foreseeable release financial assurance to the Lahontan Regional Water Quality Control Board (the “Regional Board”) totaling $902,382 (December 31, 2014 - $553,329; September 30, 2014 - $563,105).

The total asset retirement obligation as of September 30, 2015 is $902,382 (December 31, 2014 - $624,142; September 30, 2014 - $552,250).

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and clean-up its property based on its activities to date. During the nine months ended September 30, 2015, there was an increase of $278,240 to the retirement obligations as compared with the year ended December 31, 2014, where $71,892 was capitalized to mineral property interests as the asset portion of the retirement obligation.

Reclamation Financial Assurance

The Company has provided reclamation financial assurance to the Bureau of Land Management, the State and Kern County totaling $624,142 (December 31, 2014 - $553,329; September 30, 2014 - $563,105). This deposit earns interest at 0.2% per annum and is not available for working capital purposes. The increase in the deposit in 2015 was to ensure the reclamation financial assurance covers the asset retirement obligation for 2015.

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

Property Rent Payments

The Company continues to make property rent payments to landholders and paid $68,706 in cash for the nine months ended September 30, 2015, as compared to $116,436 in cash and $24,480 in common shares of the Company during the same period in 2014. The overall payments during the year are expected to decrease from approximately $184,000 in fiscal 2014 to approximately $140,000 in fiscal 2015 as the Company has been buying back royalty interests. The Company is in ongoing discussions with landholders and has made offers to buy back royalty interests. As of September 30, 2015, $552,971 of cumulative property rental payments were capitalized to mineral properties.

Mine Development Commitments

As of September 30, 2015, GQM LLC has entered into contracts for construction totaling approximately $60.3 million of which $10.9 million remains to be paid. The major commitments relate to the construction of the crushing-screening plant for $18.1 million, the construction of the Phase 1, Stage 1 heap leach pad for $8.4 million, the construction of the conveying and stacking system for $8.2 million and work related to the Merrill-Crowe plant equipment for $7.2 million. The commitments are expected to be paid out in 2015. GQM LLC made approximately $4.0million in additional construction commitments subsequent to September 30, 2015.

In addition, GQM LLC committed, as of September 30, 2015, to $20.6 million of Komatsu mobile mining equipment with Road Machinery LLC, of which $16.7 million has been received (see Note 11 of the unaudited condensed consolidated interim financial statements for more details).   Please refer to Subsequent Events section below for additional commitments entered into by the Company subsequent to September 30, 2015.

GQM LLC’s contractual obligations as of September 30, 2015 are shown in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (Komatsu Financial loans)	$13,001,602	$3,323,701	$6,114,722	$3,563,179	-
Capital lease obligations	-	-	-	-	-
Operating lease obligations	-	-	-	-	-
Purchase obligations (see above) (construction contracts)	$10,939,072	$10,939,072	-	-	-
Asset retirement obligations	$902,382	-	-	-	$902,382
Other long-term liabilities	-	-	-	-	-
Total	$24,843,056	$14,262,773	$6,114,722	$3,563,179	$902,382

GQM LTD’s contractual obligations as of September 30, 2015 are shown in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payable - June 2015 Clay loan	$1,166,667	$1,166,667	-	-	-
2015 June Clay Loan (Face value)	$37,500,000	-	$37,500,000	-	-
Other long-term liabilities	-	-	-	-	-
Total	$38,666,667	$1,166,667	$37,500,000	-	-

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Stock Option Plan

The Company’s current stock option plan (the “Plan”) was adopted by the Company in 2013 and approved by shareholders of the Company in 2013. The Company also adopted a house keeping amendment to the plan on April 27, 2015 to clarify the procedure for fixing the early termination date of stock options. The Plan provides a fixed number of 7,200,000 common shares of the Company that may be issued pursuant to the grant of stock options. The exercise price of stock options granted under the Plan shall be determined by the Company’s board of directors (the “Board”), but shall not be less than the volume-weighted, average trading price of the Company’s shares on the Toronto Stock Exchange (the “TSX”) for the five trading days immediately prior to the date of the grant. The expiry date of a stock option shall be the date so fixed by the Board subject to a maximum term of five years. The Plan provides that the expiry date of the vested portion of a stock option will be the earlier of the date so fixed by the Board at the time the stock option is awarded and the early termination date (the “Early Termination Date”). The Early Termination Date will be the date the vested portion of a stock option expires following the option holder ceasing to be a director, employee or consultant, as determined by the Board at the time of grant, or in the absence thereof at any time prior to the time the option holder ceases to be a director, employee or consultant, in accordance with and subject to the provisions of the Plan. All options granted under the 2013 Plan will be subject to such vesting requirements as may be prescribed by the TSX, if applicable, or as may be imposed by the Board.

The Company granted 50,000 stock options to a consultant of the Company on April 19, 2010. The options were exercisable at a price of $1.22 per share for a period of 5 years from the date of grant. The options expired unexercised on April 19, 2015.

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

The Company granted the aggregate amount of 430,000 options on September 8, 2015 to the Company’s directors. The options are exercisable at a price of $0.58 for a period of five years from the date of grant and vest immediately. At the same time, the Company granted 140,000 options to Ms. Andrée St-Germain at an exercise price of $0.58. The amount of 46,666 options vest immediately, 46,667 options vest 12 months from the grant date, and a further 46,6667 options vest 24 months from the grant date. The Company recorded stock-based compensation of $155,203 in the third quarter of 2015 related to the issuance of the stock options.

A total of 1,270,000 (1,176,666 exercisable) (December 31, 2014 – 750,000 (750,000 exercisable); September 30, 2014 – 850,000 (750,000 exercisable)) common shares were issuable pursuant to such stock options as at September 30, 2015.

Transactions with Related Parties

Except as noted elsewhere in this Form 10-Q, related party transactions are disclosed as follows:

(i)	Consulting Fees

For the three and nine months ended September 30, 2015, the Company paid $Nil and $201,312 respectively (2014 - $42,417 and $126,476) to Mr. H. Lutz Klingmann for services as President of the Company, of which $Nil (December 31, 2014 - $Nil; September 30, 2014 - $13,811) is payable as at September 30, 2015. Included in the consulting fees for the three and nine months ended September 30, 2015 was $Nil and $151,428 (nine months ended September 30, 2014 - $Nil) related to 150,000 bonus shares issued in accordance with Mr. Klingmann’s management agreement (Refer to Note 7 – Commitments and Contingencies of the unaudited condensed consolidated interim financial statements). On May 1, 2015 Mr. Klingmann became an employee of the Company and his salary, to August 10, 2015, the date he ceased to be an employee, is included under corporate salary expenses. Please refer to Management Changes above for additional changes in management.

During the three and nine months ended September 30, 2015, the Company paid a total of $44,732 and $81,584, respectively (2014 - $11,640 and $35,079, respectively) for regular director fees to the three independent directors and Thomas M. Clay.

(ii)	Convertible Debentures

On July 26, 2013, the Company entered into agreements to issue convertible debentures for aggregate proceeds of C$10,000,000 ($9,710,603), to a significant shareholder group. The convertible debentures are unsecured and bear interest at 2% per annum, calculated on the outstanding principal balance, payable annually. The principal amounts of the notes are convertible into shares of the Company at a price of C$1.03 per share for a period of two years. If the notes had not been converted by the holder prior to the maturity date, then the Company could have converted them at the lower of C$1.03 or the market price as at the maturity date.

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

The Company elected to repay the convertible debenture rather than convert into common shares in the Company. The convertible debenture were repaid in full on July 24, 2015.

The fair value of the derivative liability related to the conversion feature as at September 30, 2015 is $Nil (September 30, 2014 - $4,085,368; December 31, 2014 - $1,829,770). The derivative liability was calculated using an acceptable option pricing valuation model with the following assumptions:

	2015	2014
Risk-free interest rate	0.49% - 0.50%	1.00% - 1.09%
Expected life of derivative liability	0.07 – 0.32 years	0.57 – 1.32 years
Expected volatility	49.36% - 77.00%	73.03 – 98.21%
Dividend rate	0.00%	0.00%

The changes in the derivative liability related to the conversion feature are as follows:

	September 30, 2015	December 31, 2014

Balance, beginning of the period	$1,829,770	$2,833,987
Change in fair value of derivative liability including foreign exchange	(1,829,770)	(1,004,217)
Balance, end of the period	$-	$1,829,770

The change in the convertible debentures is as follows:

	September 30, 2015	December 31, 2014
Balance, beginning of the period	$6,649,967	$4,642,620
Discounted convertible debentures	-	-
Amortization of discount	1,852,754	2,510,611
Foreign exchange	(827,721)	(503,264)
Repayment of the convertible debenture	(7,675,000)	-
Balance, end of the period	$-	$6,649,967

During the three and nine months ended September 30, 2015, in addition to the amortization of the discount on the convertible debenture, the Company incurred interest expense of $14,321 and $94,907, respectively (Three and nine months ended September 30, 2014 - $45,543 and $137,059, respectively) based on the 2% per annum stated interest rate for a total amortization of discount and interest expense of $276,524 and $1,947,661 for the three and nine months ended September 30, 2015 (Three and nine months ended September 30, 2014 - $711,220 and $1,196,353, respectively). Interest payable relating to the convertible debenture as at September 30, 2015 was $Nil (December 31, 2014 - $70,721). As the convertible derivative matures, the amortization of the discount increases and as such, the total interest expense increases month-to-month and quarter-to-quarter.

On July 24, 2015, the Company repaid its C$10,000,000 ($7,675,000) convertible debenture and accrued interest of C$200,000 ($153,500).

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

On June 8, 2015, the Company amended the December Loan to extend the maturity to December 8, 2016 and increasing the principal amount from $12,500,000 to $37,500,000 (the “June 2015 Loan”). The Company also issued 10,000,000 common share purchase warrants exercisable for a period of five years expiring June 8, 2020. The common share purchase warrants have an exercise price of $0.95. All other terms remained the same as the December Loan. The Company also incurred a closing fee to secure the loan in the amount of $1,500,000, all of which was paid on June 8, 2015. The Company agreed to pay the legal fees incurred by the lenders relating to this instrument, which amounted to $46,408. The legal fees were expensed as the transaction met the definition of a debt extinguishment. The terms of the registration rights remains unchanged as does the Company’s assessment of the likelihood of the registration rights being exercised. As such, as of September 30, 2015, no accrual has been made for the potential costs related to the registration rights.

	September 30, 2015	December 31, 2014
Balance, beginning of the period	$13,881,305	$-
Fair value at inception	33,497,277	22,500,000
Repayment of loans	(2,500,000)	(7,500,000)
Amortization of closing and legal fees	967,156	-
Amortization of discount on the June Loan	743,866	-
Extinguishment of the December Loan	(12,500,000)	-
Loss on extinguishment of debt	151,539	-
Capitalized closing fee and legal fees	-	(1,118,695)
Balance, end of the period	$34,421,143	$13,881,305

During the three and nine months ended September 30, 2015, in addition to the amortization of the discount on the June Loan, the Company incurred interest expense of $937,500 and $1,166,667, respectively. For the same periods in 2014 the Company incurred interest expense of $126,027 and $867,123, respectively. Of the $867,123, $500,000 related to a finance charge.

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

The fair value of the derivative liability related to the share purchase warrants as at September 30, 2015 is $3,964,164 (December 31, 2014 - $Nil). The derivative liability at inception and at period end, was calculated using an acceptable option pricing valuation model with the following assumptions:

	2015	2014
Risk-free interest rate	0.81% - 1.02%	-
Expected life of derivative liability	4.69 - 5 years	-
Expected volatility	72.29% - 74.29%	-
Dividend rate	0.00%	-

The change in the derivative share purchase warrants is as follows:

	September 30, 2015	December 31, 2014
Balance, beginning of the period	$-	$-
Fair value at inception	4,002,723	-
Change in fair value	(38,559)	-
Balance, end of the period	$3,964,164	$-

(v)	Advance

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

(vi)	Amortization of Discounts and Interest Expense

The following table summarizes the amortization of discount and interest on loan and convertible debentures as at September 30, 2015 and as at September 30, 2014.

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Interest expense related to the convertible debentures	$14,321	$45,543	$94,907	$137,059
Interest expense related to the January 2014 loans	-	126,027	-	867,123
Interest expense related to the December 2014 loans	-	-	547,945	-
Interest expense related to the June 2015 loans	937,500	-	1,166,667	-
Interest expense related to Komatsu Financial loans	91,301	-	135,859	-
Amortization of debt discount on the convertible debentures	262,203	665,676	1,852,754	1,779,294
Interest on Gauss advance	-	209,607	-	209,607
Amortization of the December 2014 loan closing fees	-	-	967,155	-
Amortization of the June 2015 loan discount	600,797	-	743,866	-
Amortization of discount and interest on loan and convertible debentures	$1,906,122	$1,046,853	$5,509,153	$2,993,083

The Company’s loans were contracted to fund significant development costs. The Company capitalizes a portion of the interest expense as it related to funds borrowed to complete development activities at the Project site.

	Three Months Ended Sep. 30, 2015	Three Months Ended Sep. 30, 2014	Nine Months Ended Sep. 30, 2015	Nine Months Ended Sep. 30, 2014
Amortization of discounts and interest on loan, advance and convertible debenture	$1,906,122	$1,046,853	$5,509,153	$2,993,083
Less: Interest costs capitalized	(924,732)	(838,727)	(2,509,899)	(1,829,540)
Amortization of discounts and interest expensed	$981,390	$208,126	$2,999,254	$1,163,543

(vii)	Joint Venture Transaction

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

Gauss is a funding vehicle owned by entities controlled by Leucadia and certain members of the Clay family, a shareholder group which collectively owned approximately 27% of the issued and outstanding shares of Golden Queen (the “Clay Group”) at the time of the transaction. Gauss is owned 70.51% by Gauss Holdings LLC (“Gauss Holdings”, Leucadia’s investment entity) and 29.49% by Auvergne. Pursuant to the transaction, Leucadia was paid a transaction fee of $2,000,000 and $275,000 was paid to Auvergne through GQM LLC. The Company has adopted an accounting policy of expensing these transaction costs.

Variable Interest Entity (“VIE”)

In accordance with ASC 810-10-30, the Company has determined that GQM LLC meets the definition of a VIE and that the Company is part of a related party group that, in its entirety, would meet the definition of a primary beneficiary.   Although no individual variable interest holder individually meets the definition of a primary beneficiary in the absence of the related party group, Golden Queen has determined it is considered the member of the related party group most closely associated with GQM LLC.  As a result, the Company has consolidated 100% of the accounts of GQM LLC in these consolidated financial statements, while presenting a non-controlling interest portion representing the 50% interest of Gauss in GQM LLC on its balance sheet.  A portion of the non-controlling interest has been presented as temporary equity on the Company’s balance sheet representing the initial value of the non-controlling interest that could potentially be redeemable by Gauss in the future. The net assets of GQM LLC as September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Assets, GQM LLC	$155,104,439	$118,937,371
Liabilities, GQM LLC	(18,492,213)	(4,769,144)
Net assets, GQM LLC	$136,612,226	$114,168,227

Included in the assets above, is $45,643,060 (December 31, 2014 - $83,282,403) in cash held as at September 30, 2015. The decrease in cash since December 31, 2014 is the result of construction expenditures, partly off-set by the proceeds from the June 2015 capital contributions from GQ Holdings and Gauss, totaling $25,000,000. The cash in GQM LLC is directed specifically to fund capital expenditures required to take the Project to production and settle GQM LLC’s obligations. The liabilities of GQM LLC do not have recourse to the general credit of the primary beneficiary. Please refer to the Subsequent Events details below for details on a GQM LLC liability that is guaranteed by Golden Queen.

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

September 15, 2014
Net assets, GQM LLC before Joint Venture Transaction	$16,973,184
Investment by Gauss	110,000,000
Net assets, GQM LLC after Joint Venture Transaction	126,973,184
Gauss’ ownership percentage	50%
Net assets of GQM LLC attributable to Gauss	$63,486,592

Allocation of non-controlling interest between permanent equity and temporary equity:
Permanent non-controlling interest (60% of total non-controlling interest)	$38,091,955
Temporary non-controlling interest (40% of total non-controlling interest)	$25,394,637

Subsequent to the initial transaction, the carrying value of the non-controlling interest will be adjusted for net income and loss and distributions pursuant to ASC 810-10 based on the same percentage allocation used to calculate the initial book value of temporary equity.

	September 30, 2015	December 31, 2014
Net and comprehensive loss in GQM LLC	$(2,556,001)	$(2,804,957)
Non-controlling interest percentage	50%	50%
Net and comprehensive loss attributable to non-controlling interest	$(1,278,001)	$(1,402,479)
Net and comprehensive loss attributable to permanent non-controlling interest	$(766,801)	$(841,487)
Net and comprehensive loss attributable to temporary non-controlling interest	$(511,200)	$(560,992)

	Permanent Non- Controlling Interest	Temporary Non- Controlling Interest
Carrying value of non-controlling interest, December 31, 2014	$34,250,468	$22,833,645
Capital contribution	7,500,000	5,000,000
Net and comprehensive loss for the period	(766,801)	(511,200)
Carrying value of non-controlling interest, September 30, 2015	$40,983,667	$27,322,445

	Permanent Non- Controlling Interest	Temporary Non- Controlling Interest
Carrying value of non-controlling interest, September 15, 2014	$38,091,955	$25,394,637
Distributions to non-controlling interests	(3,000,000)	(2,000,000)
Net and comprehensive loss for the period	(841,487)	(560,992)
Carrying value of non-controlling interest, December 31, 2014	$34,250,468	$22,833,645

Dilution of Interest in Subsidiary

As a result of the Joint Venture Transaction, the Company’s interest in GQM LLC was diluted from 100% to 50% and ordinarily, the Company would recognize a charge on dilution. However, since the transaction was with a related party and the Company retained control, the excess has not been recognized in net income but rather has been recorded in equity as an increase to additional paid in capital based on guidance provided in ASC 810-10-55-4D and -4E.

September 15, 2014
Investment by Gauss	$110,000,000
Less:
Initial carrying value of permanent equity	(38,091,955)
Initial carrying value of temporary equity	(25,394,637)
Effect of dilution of subsidiary recorded to APIC	$46,513,408

Management Agreement

GQM LLC is managed by a board of managers comprising an equal number of representatives of each of Gauss and GQM Holdings. The initial officers of GQM LLC were H. Lutz Klingmann as Chief Executive Officer, and Andrée St-Germain as Chief Financial Officer. During the third quarter of 2015, Robert C. Walish Jr. was appointed as Chief Operating Officer of the Company. Bryan A. Coates was appointed to the GQM LLC Board of Managers as a nominee of the Company, replacing Mr. Klingmann. As long as a member of the Clay family holds greater that 25% of the Company, the Clay Group is entitled to appoint one of the Company’s representatives to the GQM LLC board of managers.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash, receivables, accounts payable and accrued liabilities, interest payable, closing fee payable and reclamation financial assurance approximate fair values because of the immediate or short-term maturity of these non-level 3 financial instruments. The fair value of the short-term and long-term loans payable approximate their carrying values as the interest rates are based on the market rates as they were initiated during the quarter and the previous three quarters. The market rates have remained steady for the loans payable during the past four quarters. The carrying value of the short and long term portions of the notes payable approximates their carrying value and have been estimated based on discounted cash flows using interest rates being offered for similar debt instruments. The carrying amount of the notes payable are being recorded at amortized cost using the effective interest rate method.

As at September 30, 2015, the fair value of the convertible debt and the notes payable were estimated using a discounted cash flow analysis based on an interest rate for a similar type of instrument without a conversion feature was $Nil (December 31, 2014: $7,972,993) and $30,564,497 (December 31, 2014: $Nil), respectively. The embedded derivatives in connection with share purchase warrants are being recorded at their fair values using an acceptable valuation model at each reporting period.

Please refer also to the note on fair value of derivative liability under Results of Operations above for more information.

Liquidity and Capital Resources

The Company and GQM Holdings (100%-owned by the Company) held $6,362,309 in cash on September 30, 2015 as compared to $5,442,546 on September 30, 2014. The increase in cash is due to the proceeds from the June 2015 Loan, partly off-set by the $12.5 million capital contribution paid to GQM LLC. It is expected that the cash held by the Company will fund the Company’s corporate expenses until late 2016. The convertible debenture was repaid on July 24, 2015 for a total of $7.7 million (C$10 million), including, $153,500 (C$200,000) of accrued interest. The June 2015 Loan will mature in December 2016.

The Company’s 50%-owned subsidiary, GQM LLC, held $45,643,060 in cash as of September 30, 2015 as compared to $92,034,560 on September 2014. The cash will be used to fund capital expenditures required to take the Project to production. GQM LLC has entered into contracts for construction totaling approximately $60.3 million as at September 30, 2015, of which $10.9 million remains to be paid. The major commitments relate to the construction of the crushing-screening plant for $18.1 million, the construction of the Phase 1, Stage 1 heap leach pad for $8.4 million, the construction of the conveying and stacking system for $8.2 million, and work related to the Merrill-Crowe plant equipment for $7.2 million. The commitments are expected to be paid out in 2015 with the cash on hand. The capital expenditures significantly increased in 2015 as the Company started full construction. The trend will continue until the Company reaches the commissioning phase in late 2015. It is expected that the current cash on hand will fund capital expenditures and working capital needs until the Project reaches positive cash flow. The portion related to mobile mining equipment will be financed through loans with Komatsu Financial.

GQM LLC has committed to all the major turn-key projects. Remaining expenditures mostly relate to engineering work, site support, pre-production related expenses, labour, maintenance, spare parts and commissioning related expenses.

Cash used in Operating Activities:

Cash used to fund operating activities, including general and administrative expenses such as legal fees, accounting, taxation and auditing fees, corporate expenses, office expenses and corporate salary was $4,815,347 (2014 - $9,347,735) for the nine months period ended September 30, 2015. The decrease in cash used in operating activities is mostly due to the significant costs incurred in 2014 related to the Joint Venture Transaction. The decrease is partially off-set by an increase in interest payable during the nine months period ended September 30, 2015, as compared to the same period in 2014.

Cash used in Investing Activities:

The Company began capitalizing all development expenditures directly related to the Project in July 2012. Prior to July 2012, all Project-related expenditures were written off due to uncertainties around obtaining the necessary approvals for proceeding with the Project.

Cash used in investing activities totaled $60,161,928 during the nine months ended September 30, 2015 (2014 - $13,317,102). The increase is due to the increased level of activity on site.

The development costs incurred/capitalized, by the Company totalled $59,812,875 (2014 - $13,232,736) for the nine months ended September 30, 2015, which was an increase of $46,580,139 as compared to the same period in 2014. See Note 9 – Supplementary Disclosures of Cash Flow Information in the unaudited condensed consolidated interim financial statements for non-cash adjustments to mineral property interest investing activities. There was a significant increase in activity on site during 2015 to date due to the initiation of full construction in the fourth quarter of 2014. The following is a breakdown of significant development costs incurred during the nine months ended September 30, 2015 as compared with the same period in 2014:

•	$17.1 million (2014 - $4.1 million) in costs related to the construction of the crushing-screening plant. Approximately $2.0 million was paid as a progress payment on the high pressure grinding rolls or HPGR during the nine months ended September 30, 2015. The remainder was spent on progress payments for the equipment, the construction of the Hilfiker wall, concrete foundations and steel erection.

•	$7.8 million (2014 - $Nil) in costs related to the construction of the Merrill-Crowe plant. The pump box was essentially completed during the first quarter. The supporting steel was fabricated in Mexico. Basic construction of the pump box was completed in March. Construction of the footings was completed in August and the erection of the building started shortly thereafter. The equipment was received during the third quarter.

•	$7.6 million (2014 - $0.7 million) in costs related to the construction of the Phase 1, Stage 1 heap leach pad. The contractor started the preparation of the heap leach pad in early 2015 and site grading was completed in March. Mixing of the historical tailings and natural clay from a deposit along Mojave Tropico Road was completed in May and the mix has been used for the lower, impervious liner for the events pond, the solution conveying channel and for the heap leach pad. The installation of the impermeable liner for the events pond, the solution conveying channel and for the heap leach pad was completed in June. The installation of the over-liner commenced in May and the construction of the Phase 1, Stage 1 heap leach pad was completed in late September.

•	$3.6 million (2014 - $Nil) in costs related to the construction of the conveying and stacking system. Progress payments were made during the first, second and third quarters of 2015. The equipment was delivered in April and May and the assembly was initiated shortly thereafter.

•	$3.2 million (2014 - $0.7 million) related to costs to prepare the power supply for the site. Construction of the site-wide power distribution system was essentially completed and power poles were erected during the first quarter. Nine transformers were delivered in June.

•	$3.1 million (2014 - $3.0 million) in engineering and consulting costs. Engineering costs mostly comprised of engineering and project management costs related to the crushing-screening plant.

•	$2.9 million (2014 - $Nil) in pre-production operating costs related to mining, laboratory work and maintenance.

•	$2.5 million (2014 - $Nil) for the purchase of Komatsu mobile mining equipment. GQM LLC received two dozers and two articulated trucks in the first quarter of 2015. Two excavators and one dozer were received in the second quarter of 2015. GQM LLC received four 100-ton trucks, two wheel loaders and one medium dozer during the third quarter of 2015. GQM LLC paid the sales tax and 10% deposit upon delivery. The remaining of the purchase costs was financed through loans with Komatsu Financial.

•	$2.4 million (2014 - $0.7 million) in costs related to the water supply and water storage infrastructure. The electrical installations at water well PW-1 were completed in March and water supply from the well is now fully automated. Five water storage tanks were delivered during the second quarter and the construction of the foundations is underway. The production water well (PW-4) was drilled, equipped and tested in June and the connection to the mine water supply infrastructure started in September.

•	$2.2 million (2014 - $Nil) in sustaining capital. The Company purchased two production drills.

•	$1.6 million (2014 - $Nil) in costs related to the assay laboratory. The construction of the assay laboratory was essentially completed during the first quarter of 2015. The laboratory was subsequently equipped during the second quarter of 2015. Ventilation balancing, mechanical equipment installation and electrical hook-ups were completed in June. The assay laboratory was commissioned in July.

•	$1.0 million (2014 - $0.08 million) in construction indirect costs and freight.

The Company, through GQM LLC, continued its work on the Project as described in Construction of Infrastructure and Project Facilities above. Construction is advancing smoothly and is approximately 90% complete. All turn-key projects have been awarded to independent contractors.

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

Assay Laboratory: The construction started in the fourth quarter of 2014 and was completed on time and on budget during the first quarter of 2015. We received approval for early occupancy of the assay laboratory in April. The laboratory was equipped during the second quarter of 2015 and ventilation balancing, mechanical equipment installation and electrical hookups were completed in June. The laboratory was commissioned in July and is now fully operational.

Water Supply & Water Storage: The construction of the basic water supply infrastructure for the Project has been completed. The electrical installations at water well PW-1 were completed in March and water supply from the well is now fully automated. Five water storage tanks were delivered during the second quarter and the construction of the foundations is underway. The backup production water well (PW-4) was drilled, equipped and tested in June and the connection to the mine water supply infrastructure is nearly complete.

Power Supply: Construction of the site-wide power distribution system has essentially been completed and all power poles have been set. The primary sub-station was completed in November. We expect to connect to the Southern California Edison grid in two phases in November 2015.

Crushing-Screening Plant: The Hilfiker wall was completed in February. Construction of the footings and construction of a retaining wall in the primary crusher area was completed in April. Structural steel and equipment for the crushing-screening plant was delivered during the second and third quarters and assembly started shortly thereafter. The order for the high pressure grinding roll or HPGR was placed with ThyssenKrupp Industrial Solutions (USA), Inc. in the third quarter of 2014 and the HPGR has been delivered to site in early August. Construction of a second Hilfiker wall in the HPGR was completed mid-July. The Primary section of the crushing-screening plant was commissioned in late October. The Secondary and Tertiary (HPGR) sections of the crushing-screening plant are nearly complete and are expected to be commissioned in November.

Heap Leach Pad Phase 1/Stage 1: The earthmoving phase of the Phase 1, Stage 1 heap-leach pad, the events pond and the solution conveying channel were completed during the first quarter. Mixing of the historical tailings and natural clay from a deposit along Mojave Tropico Road was completed in May and the mix has been used to construct the lower, impervious liner for the events pond, the solution conveying channel and for the heap leach pad. The synthetic upper liner was placed in the events pond and solution collection ditch in May and the upper synthetic liner was placed on the heap leach pad in May and June. A sub-contractor mobilized a portable crushing-screening plant to site and over-liner material was crushed and placed on the heap leach pad. The Phase 1, Stage 1 heap-leach pad turn-key project was completed in September.

Merrill-Crowe plant: The contract for the equipment was awarded during the fourth quarter of 2014 and the contract for the Merrill-Crowe plant building was awarded in January 2015. The supporting steel was fabricated in Mexico. Basic construction of the pump box was completed in March. Construction of the footings was completed in August and the erection of the building started shortly thereafter. The equipment was received during the third quarter and the installation is well underway. This turn-key project is expected to be completed in late November or early December.

Stacking and Conveying System: Equipment and structural steel components of the conveying and stacking system were delivered during the second quarter and the assembly started shortly thereafter. This turn-key project is expected to be completed in November.

Cash from Financing Activities:

Cash from financing activities totaled $25,575,000 during the nine months ended September 30, 2015 (2014 - proceeds of $115,111,421)). The cash from financing activities was significantly higher during the nine months ended September 30, 2014 as compared to the same period in 2015 due to the Joint Venture Transaction. Financing activities during the nine months ended on September 30, 2015 include the June 2015 Loan incremental proceeds of $25,000,000 and Gauss LLC’s $12,500,000 capital contribution to GQM LLC. The remaining balance of the January 2014 Loan, $2,500,000 and closing fees of $250,000 on the December 2014 Loan were paid during the first quarter of 2015. The Company also paid closing fees of $1,500,000 in conjunction with the June 2015 Loan. The Company retired its convertible debentures on July 26, 2015 for $7,675,000.

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

Working Capital:

As at September 30, 2015, the Company, on a consolidated basis, had current assets of $52,439,070 (December 31, 2014 - $91,574,405; September 30, 2014 - $97,695,965) and current liabilities of $9,105,708 (December 31, 2014 - $26,464,078; September 30, 2014 - $22,586,126) or working capital of $43,333,362 (December 31, 2014 - $65,110,327; September 30, 2014 - working capital of $75,109,839). The decrease in current assets from December 31, 2014 is the result of project-related expenditures, partially off-set by June 2015 loan and capital contribution from Gauss LLC. The decrease is current liabilities is the result of the extension of the December 2014 Loan with the June 2015 Loan and the repayment of the convertible debenture, partly off-set by an increase in mobile equipment loans at the Joint Venture level.

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

Please refer also to Outlook below.

Outstanding Share Data

The number of shares issued and outstanding and the fully diluted share position are set out in the table below:

Item	No. of Shares
Shares issued and outstanding on June 30, 2015	99,928,683
Shares issued for mineral properties	Nil
Shares issued pursuant to the exercise of stock options	Nil
Shares issued and outstanding on September 30, 2015	99,928,683	Exercise Price	Expiry Date
Director and consultants stock options	1,270,000	$0.58 to $1.59	From 11/11/15 to 09/08/20
Shares to be issued on exercise of warrants	10,000,000	$0.95	06/08/20
Shares to be issued as a finder’s fee	Nil	Not Applicable	Not Applicable
Fully diluted on September 30, 2015	111,198,683
Fully diluted on November 9, 2015	111,198,683

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

Construction is advancing smoothly and has progressed to a 90% completion rate; all turn-key projects have been awarded to independent contractors. The Company expects commissioning of the processing facilities in late 2015.

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

Mineral Properties

In July 2012, the Company received notice that it had met all remaining major conditions of the conditional use permits for the Project. As a result, management made the decision to begin capitalizing all development expenditures related to the Project while all other expenses not related to the development of the project continue to be expensed as incurred. Refer also to Note 4 Mineral Property Interests of the unaudited condensed consolidated interim financial statements for a more detailed discussion.

Subsequent Events

Subsequent to September 30, 2015, GQM LLC took possession of two haul trucks and a water truck, valued at $4.0 million. The Company made total payments, tax and a 10% down payment, of $0.7 million. The remaining $3.3 million will be financed over 48 months at an interest rate of 3.90% for the two haul trucks and 0.99% for the water truck.

Subsequent to September 30, 2015, GQM LLC also acquired a blasthole drill valued at $1.1 million. A down payment of $0.2 million was made with the remaining amount being financed over 36 months at a rate of 4.40%. The loan agreement has been guaranteed by Golden Queen.

On October 1st, 2015, the Company was to make the quarterly interest payment on the June 2015 loan. In terms with the June 2015 loan agreement, the Company chose to exercise its right to pay in kind by adding the interest owed on October 1st, 2015 to the principal balance of the June 2015 loan. The principal balance of the loan was increased by $1,181,507. The principal balance of the loan moving forward will be $38,681,507 and interest will be calculated on this balance.

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Metal and Other Inventory

Inventories include stock piles, in-process inventory, doré, and operating materials and supplies. The classification of inventory is determined by the stage at which the ore is in the production process. All inventories are stated at the lower of cost or market, with cost being determined using a weighted average cost method. Dore inventory includes product at the mine site. Dore inventory costs include direct labor, materials, depreciation, depletion and amortization as well as overhead costs relating to mining activities.

Mineral Property and Exploration Costs

Costs related to the development of our mineral reserves are capitalized when it has been determined an ore body can be economically developed. An ore body is determined to be economically minable based on proven and probable reserves and when appropriate permits are in place. Major mine development expenditures are capitalized, including primary development costs such as costs of building access roads, heap leach pads, processing facilities, and infrastructure development. The Company also capitalizes additional development expenditures that are directly related to the development of the mine.

Drilling and related costs are classified as additional development expenditures, are charged to operations as incurred, or capitalized, based on the following criteria:

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

Capitalized Interest

For significant exploration and development projects, interest is capitalized as part of the historical cost of developing and constructing assets in accordance with ASC 835-20 ("capitalization of interest"). Interest is capitalized until the asset is ready for service. Capitalized interest is determined by multiplying the Company’s weighted-average borrowing cost on general debt by the average amount of qualifying costs incurred. Once an asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depletion or impairment. See Note 8(vi) of the unaudited condensed consolidated interim financial statements.

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

The non-controlling interest in permanent equity represents the portion of the non-controlling interest that is not convertible. Please refer to Note 8(vii) of the unaudited condensed consolidated interim financial statements for complete details of how the transaction has been accounted for.

Derivative Liabilities

Derivative liabilities consist of the Company’s convertible debentures and derivative liabilities related to their share purchase warrants.

If the Company’s convertible debentures had not been converted by the holder prior to the maturity date, then either the Company or the holder may convert them at the lower of C$1.03 or the market price as at the maturity date. The convertible debentures were required to be accounted for as separate derivative liabilities due to this possible variability in conversion price.

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

(ii)	In February, 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis which focuses on the consolidation evaluation for reporting organizations (public and private companies and not-for-profit organizations) that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the standards and improves current GAAP by:

•	Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met.

•	Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE).

•	Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.

The ASU will be effective for periods beginning after December 15, 2015, for public companies. Early adoption is permitted, including adoption in an interim period. The Company is assessing the impact of this standard.

(iii)	In April, 2015, FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) which focuses on simplifying the presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update.

The ASU will be effective for periods beginning after December 15, 2015, for public companies. Early adoption is permitted, including adoption in an interim period. The Company is assessing the impact of this standard.

(iv)	In July 2015, FASB issued ASU 2015-11, Inventory – Simplifying the Measurement of Inventory (Topic 330) which focuses on simplifying the guidance on subsequent measurement of inventory. Currently, the guidance requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The ASU now updated the measurement to lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

The ASU will be effective for periods beginning after December 15, 2016, for public companies. Early adoption is permitted, including adoption in an interim period. The Company has assessed the impact of this new standard and will adopt the new standard effective October 1, 2015.

Qualified Person and Caution With Respect to Forward-looking Statements

Mr. Sean Ennis, P. Eng., P.E. is a qualified person for the purposes of NI 43-101 and has reviewed and approved the technical information in this Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company holds 85% of its cash in bank deposit accounts with a single major financial institution. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash balances during the quarter ended September 30, 2015, a 1% decrease in interest rates would have reduced the interest income for the period by a trivial amount.

Foreign Currency Exchange Risk

Certain purchases of labour are denominated in Canadian dollars. As a result, currency exchange fluctuations may impact the costs of our operations. Specifically, the appreciation of the Canadian dollar against the U.S. dollar may result in an increase in the Canadian operating expenses in U.S. dollar terms. As of September 30, 2015, the Company maintained the majority of its cash balance in U.S. dollars. The Company currently does not engage in any currency hedging activities.

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

Our Chief Executive Officer and Chief Financial Officer, and our external Sarbanes-Oxley consultants carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2015 and concluded that since the last quarterly review, our disclosure controls and procedures were operating effectively.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

All policies can be viewed in full on the Company’s website at www.goldenqueen.com

For the three and nine months ended September 30, 2015 and year ended December 31, 2014, there were no reported instances of fraud.

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

Item 4. Mine Safety Disclosures

GQM LLC is the operator of the Project, which is located in Mojave in Kern County, California. The Company and GQM LLC have no mine safety violations to report. There were no lost-time accidents at GQM LLC during the third quarter of 2015.

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing
3.1	Notice of Articles	Incorporated by reference to Exhibit 3.03 to the Form S-3 of the Company, filed with the SEC on August 21, 2014
3.2	Articles	Incorporated by reference to Exhibit 3.2 to the Form 8-K of the Company, filed with the SEC on September 2, 2010
31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934	Filed herewith
31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange act of 1934	Filed herewith
32.1	Section 1350 Certification of the Principal Executive Officer	Filed herewith
32.2	Section 1350 Certification of the Principal Financial Officer	Filed herewith
101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three months ended September 30, 2015, formatted in XBRL	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2015

GOLDEN QUEEN MINING CO. LTD.
(Registrant)

	By:	/s/ Thomas M. Clay
Thomas M. Clay
Principal Executive Officer

	By:	/s/ Andrée St-Germain
Andrée St-Germain
Principal Financial Officer