Form 10-K
period 2015-12-31
GOLDEN QUEEN MINING CO LTD
filed 2016-03-30
CIK 1025362

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

0-21777

(Commission File Number)

GOLDEN QUEEN MINING CO. LTD.

(Name of registrant in its charter)

British Columbia, Canada	Not Applicable
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

2300 – 1066 Vancouver, British Columbia, Canada	V6E 3X2
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (778) 373-1557

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under section 12(g) of the Exchange Act: Common shares without par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $49,157,488 as at June 30, 2015.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 99,928,683 common shares as at March 30, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K, which Proxy Statement is to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2015. If the definitive Proxy Statement cannot be filed on or before the 120 day period, the issuer may instead file an amendment to this Form 10-K disclosing the information with respect to Items 10 through 14.

Form 10-K

References to the “Company”, “Golden Queen”, “we”, “us”, “our” and words of similar meaning refer to Golden Queen Mining Co. Ltd. The U.S. dollar (“$") is used in this Form 10-K and quantities are reported in Imperial units with Metric units in brackets.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K and the documents incorporated by reference herein constitute forward-looking information and forward-looking statements within the meaning section 27A of the Securities Act of 1933 (as amended), section 21E of the Securities Exchange Act of 1934 (as amended), the United States Private Securities Litigation Reform Act of 1995 and applicable Canadian securities legislation (collectively “forward-looking statements”). The use of any of the words “anticipate”, “continue”, “estimate”, “expect”, “may”, “will”, “projected”, “propose”, “should”, “believe”, “intend”, “subject to” and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in such forward-looking statements. The Company believes the expectations reflected in those forward-looking statements are reasonable, but no assurance can be given that these expectations will prove to be correct. Such forward-looking statements included in this Form 10-K and the documents incorporated herein by reference should not be unduly relied upon. References in this Form 10-K are to December 31, 2015, unless another date is stated, or in the case of documents incorporated herein by reference, are as of the dates of such documents.

In particular, this Form 10-K and the documents incorporated herein by reference contain forward-looking statements pertaining to the following:

•	business strategy, strength and focus;
•	geological estimates in respect of mineral resources and reserves on the Project;
•	projections of market prices and costs and the related sensitivity of distributions;
•	supply and demand for precious metals;
•	expectations regarding the ability to generate income through operations;
•	expectations with respect to the Company’s future working capital position;
•	treatment under government regulatory regimes and tax laws;
•	anticipated gold and silver revenues;
•	estimated costs of anticipated production, sales and costs of sales;
•	anticipated mining operations proceeding as planned; and
•	the Company’s and GQM LLC’s capital expenditure programs.

With respect to forward-looking statements contained in this Form 10-K and the documents incorporated by reference herein, assumptions have been made regarding, among other things:

•	recovery rates from gold and silver production;
•	the impact of environmental regulations on our operations;
•	future gold and silver prices;
•	the Company’s and GQM LLC’s ability to retain qualified staff;
•	the impact of any changes in the laws of the United States or the State of California;
•	the ability of GQM LLC to maintain its existing and future permits in good standing;
•	the ability of GQM LLC to retain its mining rights under agreements with landholders, whether currently in place or may in the future be in place;
•	the regulatory framework governing royalties, taxes and environmental matters in the United States;
•	future capital expenditures, if any, required to be made by the Company and GQM LLC and the Company’s ability to fund its pro rata capital commitments to the GQM LLC joint venture;
•	the Company’s ability to repay or refinance current debt; and
•	the ability of the Company to maintain its current ownership level in GQM LLC.

Actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors set forth below and elsewhere in this Form 10-K and in the documents incorporated by reference:

•	uncertainties in access to future funding for repayment of debt or any future capital requirements of the Project or future acquisitions;
•	unexpected liabilities or changes in the cost of operations, including costs of extracting and delivering gold and silver dore to a refinery, that affect potential profitability of the Project;
•	operating hazards and risks inherent in mineral exploration and mining;
•	volatility in global equities, commodities, foreign exchange, market price of gold and silver and a lack of market liquidity;
•	changes to the political environment, laws or regulations, or more stringent enforcement of current laws or regulations in the United States or California;
•	ability of GQM LLC to obtain and maintain licenses, access rights or permits, required for current and future planned operations;
•	unexpected and uninsurable risks that may arise;
•	risks associated with any future hedging activities; and,
•	the other factors discussed under Item 1A. Risk Factors.

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

CAUTIONARY NOTE REGARDING U.S. INVESTORS

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

In addition, financial information in this Form 10-K and the Company’s financial statements is presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The Company’s financial statements have been prepared in accordance with U.S. GAAP, and are subject to Public Company Accounting Oversight Board (United States), (“PCAOB”). The Company prepares its financial statements in U.S. dollars.

GLOSSARY OF MINING TERMS

We estimate and report our resources and we will estimate and report our reserves according to the definitions set forth in NI 43-101. We will modify and reconcile the reserves as appropriate to conform to SEC Industry Guide 7 for reporting in the U.S. The definitions for each reporting standard are presented below with supplementary explanation and descriptions of the parallels and differences.

NI 43-101 Definitions

indicated mineral resource – an indicated mineral resource is that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics can be established with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.

inferred mineral resource – an inferred mineral resource is a mineral resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes.

mineral reserve – a mineral reserve is economically mineable part of an indicated or measured mineral resource as demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, metallurgy, processing, economic factors and other relevant factors that demonstrate, at the time of reporting, that economic exploitation can be justified. A mineral reserve includes diluting materials and allowance for losses that may occur when the material is mined. Mineral reserves are sub-divided in order of increasing confidence into probable and proven categories.

mineral resource – a mineral resource is a concentration or occurrence of natural, solid, inorganic or fossilized organic material in or on the earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic exploitation. The location, quantity, grade, geological characteristics and continuity of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge. Mineral resources are sub-divided, in order of increasing geological confidence, into inferred, indicated and measured categories.

Qualified Person – a qualified person is an individual who (a) is an engineer or geoscientist with a university degree, or equivalent accreditation, in an area of geoscience, or engineering, relating to mineral exploration or mining; (b) has at least five years of experience in mineral exploration, mine development or operation, or mineral project assessment, or any combination of these, that is relevant to his or her professional degree or area of practice; (c) has experience relevant to the subject matter of the mineral project and the technical report; (d) is in good standing with a professional association; and (e) in the case of a professional association in a foreign jurisdiction, has a membership designation that (i) requires attainment of a position of responsibility in their profession that requires the exercise of independent judgment; and (ii) requires A. a favourable confidential peer evaluation of the individual’s character, professional judgement, experience, and ethical fitness; or B. a recommendation for membership by at least two peers, and demonstrated prominence or expertise in the field of mineral exploration or mining.

SEC Industry Guide 7 Definitions:

exploration stage – an exploration stage prospect is one which is not in either the development or production stage.

development stage – a development stage project is one which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study.

mineralized material – mineralized material is material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

production stage – a production stage project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.

reserve – a reserve is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. (“Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in-situ tonnes and grade to include diluting materials and allowances for losses that might occur when the material is mined.

Additional definitions for terms currently or previously used in the Company’s Annual Reports filed on Form 10-K:

Advance minimum royalty - Payment made before the start of commercial production under a mining lease agreement with landholders.

Ag – The chemical symbol for silver.

Au – The chemical symbol for gold.

Block model – The representation of geologic units using three-dimensional blocks of pre-determined sizes.

CIM – Canadian Institute of Mining, Metallurgy and Petroleum.

Cut-off grade – When determining economically viable mineral reserves, the lowest grade of mineralized material that qualifies as ore, i.e. that can be mined at a profit.

Diamond drill – A type of rotary drill in which the cutting is done by abrasion rather than by percussion. The drill cuts a core of rock which is recovered in long cylindrical sections.

Fault - A fracture in the earth’s crust caused by tectonic forces with displacement along the fracture.

Feasibility study – A study or group of studies that determine the economic viability of a given mineral occurrence.

g/t or gpt – Grams per metric tonne.

Grade – A term used to assign metal value to resources and reserves, such as gram per tonne (g/t) or troy ounces per ton (oz/ton). Grades are reported both in Imperial and Metric units in this Form 10-K.

Gravity – A methodology using instrumentation allowing the accurate measuring of the difference between densities of various geological units in situ.

Heap leaching – A process which uses dilute sodium-cyanide solutions to percolate through run-of-mine or crushed ore heaped on lined pad to dissolve gold and/or silver.

Mineral – A naturally formed chemical element or compound having a definite chemical composition and, usually, a characteristic crystal form.

Mineralization – A natural occurrence in rocks or soil of one or more metal yielding minerals.

Mineral deposit – A mineralized body, which has been intersected by a sufficient number of drill holes or by underground workings to give an estimate of grade(s) of metal(s) and thus to warrant further exploration or development. A mineral deposit does not qualify as a commercially viable mineral deposit with reserves under standards set by the U.S. Securities and Exchange Commission until a final, comprehensive, economic, technical and legal feasibility study has been completed.

Mining – The process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product. Exploration continues during the mining process and, in many cases, mineral reserves are expanded during the life of the mine operations as the exploration potential of the deposit is realized.

National Instrument 43-101 or NI 43-101 – Canadian standards of disclosure for mineral projects.

NSR – A net smelter returns royalty, which is customarily calculated by subtracting from gross revenues a deduction for calculated mill recoveries, transport costs of any concentrates to a smelter, treatment and refining charges, and other deductions at the smelter and multiplying that result by the prescribed rate.

Open pit – Surface mining in which the ore is extracted from a pit or quarry, the geometry of the pit may vary with the characteristics of the ore body.

Ore - A natural aggregate of one or more minerals which, at a specified time and place, may be mined and processed and the product(s) sold at a profit or from which some part may be profitably separated.

Preliminary feasibility study and pre-feasibility study – As defined in NI 43-101, each mean a comprehensive study of the viability of a mineral project that has advanced to a stage where the mining method, in the case of underground mining, or the pit configuration, in the case of an open pit, has been established and an effective method of mineral processing has been determined, and includes a financial analysis based on reasonable assumptions of technical, engineering, legal, operating, economic, social, and environmental factors and the evaluation of other relevant factors which are sufficient for a qualified person, acting reasonably, to determine if all or part of a mineral resource may be classified as a mineral reserve.

Porphyry or porphyritic – An igneous rock characterized by visible crystals in a fine–grained matrix.

Quartz – a mineral composed of silicon dioxide, SiO2 (silica).

Reclamation – The process by which lands disturbed as a result of mining activity are modified to support beneficial land use. Reclamation activity may include the removal of buildings, equipment, machinery and other physical remnants of mining, closure of tailings storage facilities, leach pads and other mine features, and contouring, covering and re-vegetation of waste rock and other disturbed areas.

SEC Industry Guide 7 – U.S. reporting guidelines that apply to registrants engaged or to be engaged in significant mining operations.

Strike – The direction, or bearing from true north, of a vein or rock formation measured on a horizontal surface.

Vein – a thin, sheet like crosscutting body of hydrothermal mineralization, principally quartz.

PART I

Item 1. Business

General Development of Business

The Company was incorporated under the laws of the Province of British Columbia, Canada in November 1985 and has been exploring and developing the Soledad Mountain mining Project (the “Project”) located just south of Mojave in Kern County in southern California since that time.

The Company acquired its initial interest in the Project in 1985 and has since added to its landholdings and interests in the area. Exploration and evaluation work on the Project was done, until September 10, 2014, by Golden Queen Mining Co., Inc. (“GQM Inc.”), a California corporation wholly-owned by the Company. GQM Inc. was converted into a limited liability company, Golden Queen Mining Company, LLC (“GQM LLC”) on September 10, 2014 in preparation for the formation of a joint venture (the “Joint Venture”) between a newly formed entity, Golden Queen Mining Holdings, Inc. (“GQM Holdings”), a wholly owned subsidiary of the Company, and Gauss LLC (“Gauss”). Gauss is an investment entity formed for the purpose of the Joint Venture, and is 70.51% owned by Leucadia National Corporation and 29.49% owned by members of the Clay family, a controlling shareholder group of the Company. See Project Financing - Joint Venture Transaction below for further details on the Joint Venture. In February 2015, the Company incorporated Golden Queen Mining Canada Ltd. (“GQM Canada”), a wholly-owned British Columbia subsidiary, to hold the Company’s interest in GQM Holdings.

As a result of the changes made in connection with the Joint Venture and the incorporation of GQM Canada, the names, place of formation and ownership of the Company’s subsidiaries and the Project as at March 30, 2016 are as follows:

The registered office of the Company is located at 1200 - 750 West Pender Street, Vancouver, BC, Canada V6C 2T8 and its executive offices are located at 2300 – 1066 West Hastings Street, Vancouver, BC, Canada, V6E 3X2. The California office of GQM LLC is located at 15772 K Street, Mojave, California, 93501.

Significant Developments in 2015

Project Update

The Company engaged Mine Development Associates (“MDA”) in late 2014 to update the Project's geological model from first principles and to provide an updated mineral resource estimate. In late 2014, the Company also engaged Norwest Corporation (“Norwest”) and Kappes, Cassiday & Associates (“KCA”) to update the reserve estimates and prepare a feasibility study and economic analysis based upon current information. The updated mineral resource and reserve estimates and results of the feasibility study were disclosed in a news release on February 10, 2015. In support of the updated mineral resource and reserve estimates, the Company filed a technical report pursuant to National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) titled “Soledad Mountain Technical Report and Updated Feasibility Study” with an effective date of February 25, 2015 (the “Technical Report”) on the System for Electronic Document Analysis and Retrieval (“SEDAR”) on February 27, 2015 and with the U.S. Securities And Exchange Commission (“SEC”) on March 2, 2015. The Technical Report was prepared by Carl E. Defilippi of KCA, Sean Ennis of Norwest, Michael M. Gustin of MDA and Peter Ronning of New Caledonian Geological Consulting, each of whom are Qualified Persons and independent of the Company pursuant to NI 43-101. See Item 2. Properties below for detailed information regarding the Technical Report and the Project.

Major construction projects completed in 2015, include the Phase 1, stage 1 heap leach pad, the crushing-screening plant and Merrill-Crowe plant, Assay lab, workshop & warehouse, roads and access ramps, power and water supply, conveying and stacking system. The Company acquired mobile mining and support equipment required for the commencement of mining operations and has been stock-piling ore from pre-production mining. In addition the Company conducted an infill drilling program in 2015 as part of its pre-production mine planning.

Commissioning of the crushing-screening plant started in the fourth quarter of 2015 and the first gold pour occurred on March 1, 2016. Commercial production is anticipated to commence later in 2016.

There are a number of risks associated with the Project and readers are urged to consider these risks and possible other risks, in order to obtain an understanding of the Project (see Item 1A. Risk Factors below).

Joint Venture with Gauss LLC

The Company owns a 50% interest in GQM LLC pursuant to the terms of a joint venture agreement, dated September 15, 2014, entered into between GQM Holdings and Gauss (the “JV Agreement”). The JV Agreement provides, inter alia, details of how GQM LLC will be managed and the obligations of each of the parties in connection with further funding requirements. GQM LLC is managed by a board of managers comprising an equal number of representatives of each of Gauss and GQM Holdings. The current representatives of GQM Holdings on the board of managers are Guy Le Bel, Bryan A. Coates and Thomas Clay. The current officers of GQM LLC are Robert C. Walish, Jr. as Chief Executive Officer and Andrée St-Germain as Chief Financial Officer.

The JV Agreement also provides for future funding requirements, if needed, and dilution of member interests on a straight line basis in the event any member does not equally fund a capital contribution. During 2015, Gauss and GQM Holdings each made a capital contribution to GQM LLC in the amount of $12.5 million, for a total contribution of $25 million. Following the capital contribution, each of Gauss and GQM Holdings retained a 50% ownership interest in GQM LLC. The funds contributed are expected to be sufficient for GQM LLC to commence commercial production and maintain operations until the Project is cash flow positive. However, should additional capital funds be required in the future, the JV partners may be called upon to contribute additional capital.

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

Financing – Loans

On June 8, 2015, the Company amended the December Loan to extend the maturity to December 8, 2016 and increased the principal amount from $12,500,000 to $37,500,000 (the “June 2015 Loan”). The Company also issued 10,000,000 common share purchase warrants exercisable for a period of five years expiring June 8, 2020. The common share purchase warrants have an exercise price of $0.95. All other terms remained the same as the December Loan. The Company also incurred a financing fee to secure the loan in the amount of $1,500,000, all of which was paid on June 8, 2015. The Company agreed to pay the legal fees incurred by the lenders relating to this instrument, which amounted to $46,408. The legal fees were expensed as the transaction met the definition of a debt extinguishment. The terms of the registration rights remains unchanged as does the Company’s assessment of the likelihood of the registration rights being exercised. As such, as of December 31, 2015, no accrual has been made for the potential costs related to the registration rights.

On October 1, 2015 and January 1, 2016, the Company chose to exercise its right to pay quarterly interest on the June 2015 Loan in kind by adding interest owed to the principal balance.

Financial Information by Segment and Geographic Area

The Company has a single reportable operating segment, and all mining operations and assets are located in the United States. See Item 6. Selected Financial Data, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the attached financial statements for all financial information.

Competitive Conditions

The Company and GQM LLC compete with other mining companies in the recruitment and retention of qualified managerial and technical employees, for supplies and equipment, as well as for capital. As a result of this competition in the mining industry, some of which is with large established mining companies with substantial capabilities and with greater financial and technical resources than ours, we may be unable to effectively develop and operate the Project or obtain financing on terms we consider acceptable.

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

Employees

As of March 30, 2016, the Company had 130 employees. The Company works with an accounting firm, which is independent from our auditors, on a contract basis for the preparation of its consolidated financial statements, and engages various part-time consultants and contractors as needed for administrative services.

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

Item 1A. Risk Factors

The following is a discussion of distinctive or special characteristics of our operations and the industry in which we operate, which may have a material impact on, or constitutes risk factors in respect of, our future financial performance and in respect of an investment in the Company. These risk factors should be read in conjunction with disclosure on business and risks appearing in this Form 10-K.

Operational Risks

Mineral resource and reserve estimates are based on interpretation and assumptions, and the Project may yield lower production of gold and silver under actual operating conditions than is currently estimated. A material decrease in the quantity or grade of mineral resource or reserves from those estimates, will affect the economic viability of the Project or the Project’s return on capital

Unless otherwise indicated, mineral resource and reserve figures presented in this Annual Report on Form 10-K and in our filings with securities regulatory authorities, press releases and other public statements that may be made from time to time, are based upon estimates made by independent consulting geologists and mining engineers.   Estimates can be imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling, which may prove to be unreliable. We cannot assure you that the estimates are accurate or that mineralized materials from the Project can be mined or processed profitably.

Assumptions about silver and gold market prices are subject to great uncertainty as those prices have fluctuated widely in the past. Declines in the market prices of silver and gold may render reserves containing relatively lower grades of ore uneconomic to exploit, and the Company may be required to reduce reserve estimates, discontinue development or mining at one or more of its properties or write down assets as impaired. Should GQM LLC encounter mineralization or geologic formations at the Project different from those predicted, it may adjust its reserve estimates and alter its mining plans. Either of these alternatives may adversely affect the Company’s actual production and financial condition, results of operations and cash flow.

As production at the Project proceeds, mineral resources and reserves may require adjustments or downward revisions. In addition, the grade of mineralized material ultimately mined, if any, may differ from that indicated by our 2015 updated feasibility study. Gold and silver recovered in small scale tests may not be duplicated on a production scale.

The mineral resource and reserve estimates contained in this Form 10-K have been determined and valued based on assumed future prices for gold and silver, cut-off grades and operating costs that may prove to be different than actual prices, grades and costs. Extended declines in prices for gold or silver may render such estimates uneconomic and result in reduced reported mineralization or adversely affect current determinations of commercial viability. Any material reductions in estimates of mineralization, or of the ability of GQM LLC to profitably extract gold and silver, could have a material adverse effect on our share price and the value of the Project.

The estimates of production rates, costs and financial results contained in the 2015 feasibility study and any future guidance of production rates offered by the Company depend on subjective factors and may not be realized in actual production and such estimates speak only as of their respective dates.

The 2015 feasibility study provides estimates and projections of future production, costs and financial results of the Project. In addition, the Company may in the future provide guidance on projected production rates of the Project. Any such information is forward-looking and depend on numerous assumptions, including assumptions about the availability, accessibility, sufficiency and quality of ore, the costs of production, the market prices of silver and gold, the ability to sustain and increase production levels, the sufficiency of its infrastructure, the performance of its personnel and equipment, its ability to maintain and obtain mining interests and permits and its compliance with existing and future laws and regulations. Actual results and experience may differ materially from these assumptions. Any such production cost, or financial results estimates speak only as of the date on which they are made, and the Company disclaims any intent or obligation to update such estimates, whether as a result of new information, future events or otherwise.

There are significant financial and operational risks associated with an operating mining project such as the project operated by GQM LLC

The financial results of GQM LLC is subject to risks associated with operating and maintaining mining operations on the Property, including:

•	increases in our projected costs due to differences in grade of mineralized material, metallurgical performance or revisions to mine plans in response to the physical shape and location of mineralized materials as compared to our 2015 feasibility study estimates;
•	increases in the costs of commodities such as fuel and electricity, and other materials and supplies which would increase Project development and operating costs;
•	the ability to extract sufficient gold and silver from resources and reserves to support a profitable mining operation on the Property;
•	decreases in gold and silver prices;
•	compliance with approvals and permits for the Project;
•	potential opposition from environmental groups, other non-governmental organizations or local residents which may delay or prevent development of the Project or affect our future operations;
•	difficult surface conditions, unusual or unexpected geologic formations or failure of open pit slopes;
•	mechanical or equipment problems, industrial accidents or personal injury resulting in unanticipated cost and delays;
•	environmental hazards or pollution;
•	fire, flooding, earthquakes, cave-ins or periodic interruptions due to inclement weather; and
•	labor dispute.

Any of these hazards and risks can materially and adversely affect, among other things, production quantities and rates, costs and expenditures, potential revenues and production dates. They may also result in damage to, or destruction of, production facilities, environmental damage, monetary losses and legal liability. The value of our interest in GQM LLC may decrease as a result, which would be expected to reduce the value of our common shares.

There are operational risks for which insurance coverage is not available at affordable rates or at all, and the occurrence of any material adverse event for which there is no insurance coverage may decrease financial performance of GQM LLC, or may impede or prevent ongoing operations

GQM LLC currently maintains insurance within ranges of coverage consistent with industry practice in relation to some of these risks, but there are certain risks against which GQM LLC cannot insure, or against which GQM LLC cannot maintain insurance at affordable premiums. Insurance against environmental risks (including pollution or other hazards resulting from the disposal of waste products generated from production activities) is not generally available to GQM LLC. If subjected to environmental liabilities, the costs incurred would reduce funds available for other purposes, and GQM LLC may have to suspend operations or undertake costly interim compliance measures to address environmental issues. Any such events would be expected to have a significant detrimental impact on the value of our interest in GQM LLC and our common stock.

Silver and gold mining involves significant production and operational risks

Silver and gold mining involves significant production and operational risks, including those related to uncertain mineral exploration success, unexpected geological or mining conditions, the difficulty of development of new deposits, unfavorable climate conditions, equipment or service failures, unavailability of or delays in installing and commissioning plants and equipment, import or customs delays and other general operating risks.

Commencement of mining can reveal mineralization or geologic formations, including higher than expected content of other minerals that can be difficult to separate from silver, which can result in unexpectedly low recovery rates. Problems may also arise due to the quality or failure of locally obtained equipment or interruptions to services (such as power, water, fuel or transport or processing capacity) or technical capital expenditure to achieve expected recoveries. Many of these production and operational risks are beyond the Company’s control. Delays in commencing successful mining activities at new or expanded mines, disruptions in production and low recovery rates could have adverse effects on the Company’s financial condition, results of operations and cash flows.

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

Sale of Aggregate

We have not included contributions from the sale of aggregate in the 2015 feasibility study cash flow projections. However, aggregate sales over a period of thirty years are important for the Project as it will permit GQM LLC to meet its closure and reclamation requirements. If no sale of waste rock as aggregate is ever achieved, the initial mine life is expected to be reduced.

The mining industry is intensely competitive

As a result of competition in the mining industry, some of which is with large established mining companies with substantial capabilities and with greater financial and technical resources than ours, GQM LLC may be unable to effectively develop the Project or obtain financing on terms we consider acceptable.

We compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for qualified employees, GQM LLC’s production of minerals from the Project may be slowed down or suspended. We also compete with other mining companies for capital. If we are unable to raise sufficient capital, our interest in GQM LLC may be diluted.

Legal and Regulatory Risks

We are subject to significant governmental regulations, which affect our operations and costs of conducting our business

GQM LLC’s current and future operations are and will be governed by laws and regulations, including, among others, those relating to:

•	mineral property production and reclamation;
•	taxes and fees;
•	labor standards, and occupational health and safety; and
•	environmental standards for waste disposal, treatment and use of toxic substances, land use and environmental protection.

Companies engaged in production activities often experience increased costs and delays as a result of the need to comply with applicable laws, regulations, and permits. Failure to comply with these may result in enforcement actions, orders issued by regulatory or judicial authorities requiring operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or costly remedial actions. GQM LLC may be required to compensate those suffering loss or damage by reason of our activities and may have civil or criminal fines or penalties imposed for violations of such laws, regulations and permits.

Existing and possible future laws, regulations and permits governing operations and activities of mining companies, or more stringent implementation, could have a material adverse impact on GQM LLC’s business and cause increases in capital expenditures or require abandonment or delays in development of the Project, all of which would be expected to reduce the value of our interest in the GQM LLC.

GQM LLC’s activities are subject to California state and federal environmental laws and regulations that may increase the costs of doing business and restrict operations

GQM LLC’s current and planned operations are subject to state and federal environmental laws and regulations. Those laws and regulations provide strict standards for compliance, and potentially significant fines and penalties for non-compliance. These laws address air emissions, waste discharge requirements, management of hazardous substances, protection of endangered species and reclamation of lands disturbed by mining. Compliance with environmental laws and regulations requires significant time and expense, and future changes to these laws and regulations may cause material changes or delays in the production of minerals from the Project or future activities.

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

Title to the Property may be subject to other claims, which could affect our property rights

There are risks that title to the Property may be challenged or impugned. The Property is located in California and may be subject to prior unrecorded agreements or transfers and title may be affected by undetected defects. There may be valid challenges to the title to the Property which, if successful, could affect development of the Project and/or operations. This is particularly the case in respect of those portions of the Property in which GQM LLC holds its interest solely through a lease with landholders, as such interests are substantially based on contract and have been subject to a number of assignments.

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

GQM LLC may incur increased construction costs if a 1997 project labor agreement is found to be enforceable

The Company filed a complaint with the National Labor Relations Board (the “NLRB”) against the Building and Construction Trades Council of Kern, Inyo, and Mono Counties (the “Union”) on May 23, 2014. Refer to Item 3. Legal Proceedings for complete details.

Financial Risks

Our financial statements contain a qualification as to our ability to continue as a going concern due primarily to the need to repay or refinance our current indebtedness due in December of 2016, which is not assured

Until such time as GQM LLC can economically produce and sell gold and silver from the Project and distribute cash to its members, we will continue to have no cash flow from our ownership interest in GQM LLC and will continue to incur an operating deficit. As at December 31, 2015, excluding any cash held by GQM LLC and inclusive of GQM Holdings, we had cash of approximately $6.1 million and current liabilities of approximately $37.1 million, including secured debt with a related party lender which is due in December of 2016. The ability of the Company to continue as a going concern requires that we obtain new financing to replace our current debt obligations or are able to refinance with the existing lenders. Our ability to obtain new financing is dependent on a number of factors including cash flow from operations that are distributed from GQM LLC to the Company, equity market conditions, the market for precious metals, and the willingness of other parties to lend the Company money.

The Company must meet any future cash contribution requirements if required under the terms of the JV Agreement with Gauss LLC, or face dilution of its ownership interest in the Project, which could impact our stock value and our ability to meet stock exchange listing requirements

We hold a 50% interest in the Project pursuant to the terms of the JV Agreement. If in the future there are unexpected costs that require additional capital contributions from us under the terms of the JV Agreement, we will need to raise additional funds in order to maintain our 50% interest in the Project, otherwise we will have our interest diluted to below 50% which will likely have an adverse impact on the price of our common shares. In addition, to the extent our ownership interest of GQM LLC remains our sole business and asset, if we are diluted below 50% ownership we could fail to meet the listing requirements of the TSX and be delisted from the TSX and unable to list on a suitable alternate stock exchange. In such an event the market for our securities would be limited to the US over-the-counter market and related quotation services, being currently the OTCQX in the case of the Company. The anticipated impact of such a delisting will be to reduce venues for trading in our securities, a reduction in available market information, a reduction in liquidity, a decrease in analyst coverage of our securities, and a decrease in our ability for us to obtain additional financing to fund our operations.

GQM LLC’s results of operations, cash flows and operating costs are highly dependent upon the market prices of silver and gold and other commodities, which are volatile and beyond the Company’s control.

Silver and gold are exchange-traded commodities, and the volatility in gold and silver prices is illustrated by the following table, which sets forth, for the periods indicated (calendar year), the average annual market prices in U.S. dollars per ounce of gold and silver, based on the daily London P.M. fix, as shown in the table below:

Mineral	2015	2014	2013	2012	2011
Gold	$1,160.06	$1,265.78	$1,411.23	$1,668.98	$1,571.52
Silver	$15.68	$19.08	$23.79	$31.15	$35.12

Silver and gold prices are affected by many factors including U.S. dollar strength or weakness, prevailing interest rates and returns on other asset clauses, expectations regarding inflation, speculation, global currency values, governmental decisions regarding the disposal of precious metal stockpiles, global and regional demand and production, political and economic conditions and other factors. In addition, Exchange Traded Funds (“ETFs”), which have substantially facilitated the ability of large and small investors to buy and sell precious metals, have become significant holders of gold and silver. Factors that are generally understood to contribute to a decline in the prices of silver and gold include a strengthening of the U.S. dollar, net outflows from gold and silver ETFs, bullion sales by private and government holders and global economic conditions and/or fiscal policies that negatively impact large consumer markets.

Because GQM LLC is expected to derive all of its revenues from sales of silver and gold, its results of operations and cash flows will fluctuate as the prices of these metals increase or decrease. A period of significant and sustained lower gold and silver prices would materially and adversely affect the results of operations and cash flows. Additionally, if market prices for silver and gold decline or remain at relatively low levels for a sustained period of time, GQM LLC may have to revise its operating plans, including reducing operating costs and capital expenditures, terminating or suspending mining operations at one or more of its properties and discontinuing certain exploration and development plans. GQM LLC may be unable to decrease its costs in an amount sufficient to offset reductions in revenues, and may incur losses.

Operating costs at the Project are also affected by the price of input commodities, such as fuel, electricity, labour, chemical reagents, explosives, steel and concrete. Prices for these input commodities are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, currency fluctuations, consumer or industrial demand and other factors. Continued volatility in the prices of commodities and other supplies the Company purchases could lead to higher costs, which would adversely affect results of operations and cash flows.

Investment Risks

Holders of common shares may suffer dilution as a result of any equity financing by us in order to reduce or repay current indebtedness

We require additional capital to repay our current indebtedness, and we may be required to seek funding, including through the issuance of equity based securities. We cannot predict the size or price of any future financing to raise capital, and any issuance of common shares or other instruments convertible into equity. Any additional issuances of common shares or securities convertible into, or exercisable or exchangeable for, common shares may ultimately result in dilution to the holders of common shares, dilution in any future earnings per share and a decrease in the market price of our common shares.

We have been reflecting 100% of the financial results of GQM LLC in our consolidated financial statements based on certain assumptions of management, which assumptions, if incorrect, may require us to account for the Joint Venture differently

Our financial statements are prepared on the basis that GQM LLC meets the requirements for accounting treatment as a variable interest entity with the Company being considered as the primary beneficiary.  As a result, we continue to reflect 100% of the financial results of GQM LLC in our consolidated financial statements, along with a non-controlling interest held by Gauss LLC representing a 50% interest in GQM LLC.  Although no individual investor holds a controlling financial interest in GQM LLC, GQM LLC is controlled by a related party group.  Accordingly, one member of the group must be identified as the primary beneficiary.   As the member of the related party group most closely associated with GQM LLC, Golden Queen has determined it is the primary beneficiary.  Future changes in the capital or voting structure of GQM LLC could change that outcome. If this is the case, the presentation of the information in Golden Queen’s financial statements would change, which could be perceived negatively by investors, and could have an adverse effect on the market price of Golden Queen’s common shares.

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

The Company’s future growth will depend upon its ability to develop new mines, either through exploration at existing properties or by acquisition from other mining companies.

Mines have limited lives based on proven and probable ore reserves. The Company’s ability to achieve significant additional growth in revenues and cash flows will depend upon success in further developing the Project and developing or acquiring new mining properties. Any strategies to further develop the Project or acquire new properties are inherently risky, and the Company cannot assure that it will be able to successfully develop existing or new mining properties or acquire additional properties on favorable economic terms or at all.

We believe that we may be a “passive foreign investment company” for the 2015 taxation year which would likely result in materially adverse United States federal income tax consequences for United States investors

We generally will be designated as a “passive foreign investment company” under the meaning of Section 1297 of the United States Internal Revenue Code of 1986, as amended (a “PFIC”) if, for a tax year, (a) 75% or more of our gross income for such year is “passive income” (generally, dividends, interest, rents, royalties, and gains from the disposition of assets producing passive income) or (b) if at least 50% or more of the value of our assets produce, or are held for the production of, passive income, based on the quarterly average of the fair market value of such assets.   United States shareholders should be aware that we believe we were classified as a PFIC during our tax year ended December 31, 2015.  If we are a PFIC for any taxable year during which a United States person holds our securities, it would likely result in materially adverse United States federal income tax consequences for such United States person. The potential consequences include, but are not limited to, re-characterization of gain from the sale of our securities as ordinary income and the imposition of an interest charge on such gain and on certain distributions received on our Common Shares.   Certain elections may be available under U.S. tax rules to mitigate some of the adverse consequences of holding shares in a PFIC.

Two of our directors are ordinarily resident outside of the United States and accordingly it may be difficult to effect service of process on them, or to enforce any legal judgment against them

Two of our directors namely, Bryan A. Coates and Guy Le Bel are residents of Canada. Consequently, it may be difficult for U.S. investors to effect service of process within the U.S. upon these directors, or to realize in the U.S. upon judgments of U.S. courts predicated upon civil liabilities under the U.S. securities laws. A judgment of a U.S. court predicated solely upon such civil liabilities would probably be enforceable in Canada by a Canadian court if the U.S. court in which the judgment was obtained had jurisdiction, as determined by the Canadian court, in the matter. There is substantial doubt whether or not an original action could be brought successfully in Canada against any of such directors predicated solely upon such civil liabilities.

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

Members of the Clay family own a substantial interest in Golden Queen and are represented on our board of directors, and thus may exert significant influence on our corporate affairs and actions, including those submitted to a shareholder vote

Thomas M. Clay, a director of the Company is a member of the Clay Group. The Clay Group also controls Auvergne, which holds a 29.49% interest in Gauss, the joint venture that holds a 50% interest in GQM LLC and half the Project. For so long as the Clay Group beneficially owns at least 25% of our common shares, at least one of Golden Queen’s representatives on the board of managers of the Joint Venture will be designated by Auvergne. Accordingly, the Clay Group has considerable influence on our corporate affairs and actions, including those submitted to a shareholder vote, and GQM LLC’s development and operation of the Project. The interests of the Clay family may be different from the interests of other investors.

Members of the Clay family have also provided the Company with a loan of $37.5 million, including approximately $18.75 million provided by an investment vehicle managed by Thomas M. Clay. The loan is guaranteed by GQM Holdings and secured by a pledge of the Company’s interest in GQM Canada, GQM Canada’s interest in GQM Holdings, and GQM Holdings’ 50% interest in GQM LLC. As a result, a default on the loan could result in the Company losing its interest in the Project, which would have a material adverse effect on our share price.

Our share price may be volatile and as a result you could lose all or part of your investment

In addition to volatility associated with equity markets in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common shares:

•	Changes in the price for gold or silver;
•	delays, problems or increased costs in the production of minerals from the Project;
•	decline in demand for our common stock;
•	downward revisions in securities analysts’ estimates;
•	our ability to refinance or repay our current and future debt;
•	investor perception or our industry or prospects; and
•	general economic trends.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Land Ownership and Mining Rights

The Company acquired its initial property interests in 1985 and has since acquired additional properties in the area. GQM LLC holds directly or controls via agreement a total of 33 patented lode mining claims, 160 unpatented lode mining claims, one patented millsite, 18 unpatented millsites, and holds directly or controls via agreement approximately 1,328 acres of fee land, which together make up the Property. The Property is located west of California State Highway 14 and lies largely south of Silver Queen Road covering all of Section 6 and portions of Sections 5, 7 and 8 in Township 10 North, Range 12 West; portions of Sections 1 and 12 in Township 10 North, Range 13 West; portions of Section 18 in Township 9 North, Range 12 West, and portions of Section 32 in Township 11 North, Range 12 West, all from the San Bernardino Baseline and Meridian. Some of the ancillary facilities required for a mining operation will be located in Section 6, T10N, R12W.

A Project location map is shown in Figure 1 below:

Figure 1

GQM LLC holds the properties either directly or under mining lease agreements with a number of individual landholders, two groups of landholders and three incorporated entities. The land required for the Project has therefore either been secured under one of the mining lease agreements or is controlled by GQM LLC through ownership of the land in fee or where GQM LLC owns or holds patented and unpatented mining claims or mill sites directly. The mining lease agreements were entered into from 1986 onwards. Refer to section Property Interests Are In Good Standing below for key information.

Fee land surrounding Section 6 is required for the construction of the ancillary facilities for a mining operation, for the construction of the heap leach pad and for construction of two pads for storing quality waste rock. The area that will be disturbed by the Project is a 912 acre block (369 hectare) within the total area of approximately 1,700 acres (689 hectares) owned, held or controlled by GQM LLC. GQM LLC also owns 7 residential properties with buildings north of Silver Queen Road.

GQM LLC continues to review purchases of additional land in the adjacent area.

Record of Survey and Royalty Map

The Company obtained Records of Survey for the Project on July 20, 2011 and March 31, 2014, which are recorded with Kern County under Document No. 211092035 Book 0027, Page 66, and Document No. 3318, Book 29, Page 30, respectively.

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

Property Interests Are In Good Standing

A number of mining lease agreements expired in 2015 and GQM LLC is in ongoing negotiations with some landholders to extend mining lease agreements. This is not expected to impact GQM LLC’s operations.

Other mining leases have expiry dates ranging from 2016 to 2045.    All mining leases contain an “evergreen” clause that becomes effective once the mine commences production.

Project Background

The Project is located approximately 5 miles (8 kilometres) south of Mojave in Kern County in southern California. See Figure 1, a Project location map above.

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

Mineral Resource Estimates

The Company engaged Mine Development Associates (“MDA”) to redo the Project’s geological resource model from first principles and to provide updated mineral resource estimates in 2014. The modeling and mineral resource estimates were completed under the supervision of Michael M. Gustin, a Qualified Person with respect to mineral resource estimations under NI 43-101.

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

The mineral resource estimates are summarized in the table below:

2015 Mineral Resource Estimates Provided by MDA (100% Basis)

			In-Situ Grade				Contained Metal
			Gold		Silver		Gold	Silver
Classification	Tonnes	Ton	g/t	oz/ton	g/t	oz/ton	oz	oz
Measured	4,298,243	4,738,000	0.960	0.028	13.37	0.39	130,000	1,865,000
Indicated	79,237,167	87,344,000	0.549	0.016	9.26	0.27	1,415,000	23,733,000
Measured & Indicated	83,535,409	92,082,000	0.575	0.017	9.53	0.28	1,545,000	25,598,000
Inferred	21,392,329	23,581,000	0.343	0.010	7.20	0.21	245,000	4,965,000

1.	Mineral resources are inclusive of mineral reserves.
2.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
3.	Mineral resources are reported at a 0.004 oz/ton (0.137 g/t) AuEq cutoff in consideration of potential open-pit mining and heap-leach processing.
4.	Gold equivalent grades were calculated as follows: AuEq(oz/ton) = Au(oz/ton) + Ag(oz/ton)/88, which reflect a long-term Au:Ag price ratio of 55 and a Au:Ag recovery ratio of 1.6.
5.	Mineral resources are reported as partially diluted.
6.	Rounding as required by reporting guidelines may result in apparent discrepancies between tons, grade and contained metal content.
7.	Tonnage and grade measurements are in imperial and metric units. Grades are reported in troy ounces per short ton and in grams per tonne.
8.	The effective date of the mineral resource estimate is December 31, 2014.

See “Cautionary note regarding U.S. investors” on Page 3 of this Report.

The gold-equivalent relationship is based on a long-term Au:Ag price ratio of 55 and Ag:Au recovery ratio of 0.625.

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

The updated geological model and block model allows for high-confidence mine planning.

Note that mineral resources that are not mineral reserves do not have demonstrated economic viability.

Mineral Reserve Estimates

Norwest Corporation (“Norwest) completed the feasibility level open pit designs and scheduling for the 2015 updated feasibility study and provided the proven and probable reserve estimates shown in the table below:

2015 Mineral Reserve Estimates Provided By Norwest (100% Basis)

			In-Situ Grade				Contained Metal
			Gold		Silver		Gold	Silver
Classification	Tonnes	Ton	g/t	oz/ton	g/t	oz/ton	oz	oz
Proven	3,357,000	3,701,000	0.948	0.028	14.056	0.410	102,300	1,517,100
Probable	42,957,000	47,352,000	0.638	0.019	10.860	0.317	881,300	14,999,100
Total & Average	46,314,000	51,053,000	0.661	0.019	11.092	0.324	983,600	16,516,200

1.	The Qualified Person for the mineral reserve estimates is Sean Ennis, Vice President, Mining, P.Eng., APEGBC Registered Member who is employed by Norwest Corporation.
2.	A gold equivalent cut-off grade of 0.005 oz/ton was used for Quartz Latite and a cut-off grade of 0.006 oz/ton was used for all other rock types. The cut-off grade was varied to reflect differences in estimated metal recoveries for the different rock types mined.
3.	Gold equivalent grades were calculated as follows: AuEq(oz/ton) = Au(oz/ton) + Ag(oz/ton)/88, which reflects a long-term Au:Ag price ratio of 55 and a Au:Ag recovery ratio of 1.6. Gold-equivalent grades were used for open pit optimizations.
4.	Tonnage and grade measurements are in imperial and metric units. Grades are reported in troy ounces per short ton and in grams per tonne.

See “Cautionary note regarding U.S. investors” on Page 3 of this Report.

The mineral reserves estimates are included in the measured and indicated mineral resource estimates set out in the table in the section Mineral Resource Estimates above.

Detailed information on the open pit design and other information is provided in the section Open Pit Design and the sections that follow on all aspects of the open pit operation.

2015 Drilling Program and Exploration Potential

GQM LLC completed an infill drill program in 2015. The main objective of the infill drill program was to enhance GQM LLC's understanding of the Northwest Pit and Main Pit Phase 1 mineralization.

Additional geological targets have been identified on the Property. These targets are generally peripheral (northwest, east, and southwest) to the currently defined mineral resource estimates. In the northwest, additional vein mineralization was identified in the hanging-wall of the Soledad vein system and the potential for deeper gold-silver mineralization has been postulated based on hydrothermal alteration patterns. To the east, vein mineralization was identified in the hanging-wall of the Karma/Ajax vein system. Toward the southwest, extensions along the Karma/Ajax and Starlight/Golden Queen vein systems have been identified during an extensive re-logging program by GQM LLC’s geologic team. Historic drill results indicate widths of 26 ft (8 m) with good gold and silver grades.

The exploration work to date has focused on known fault/vein structures central to the deposit. The volcanic host rocks associated with mineralization on the Property extend further to the south and west and have not been fully evaluated. The continuity of mineralization at depth remains untested.

2015 Independent Feasibility Study

The Company engaged Kappes, Cassiday & Associates (“KCA”) and Norwest to prepare an updated feasibility study and economic analysis for the Project based upon current information in December 2014.

The base case cash flow analysis is done on a constant United States dollar, after-tax, stand-alone Project basis.

Gold and silver prices used to model the base case cash flows are $1,250.00/oz and $17.00/oz, respectively, and these were the consensus estimates used by a number of analysts. Prices are fixed for the life of the mine.

The Project has an indicated after-tax internal rate of return (“IRR”) on capital employed of 28.3%. The after-tax net present value (“NPV”) is $214 million with a discount rate of 5.0% and the undiscounted, cumulative net cash flow after tax is approximately $342 million. A 5.0% discount rate is reasonable for a project at this stage and is in-line with standard industry practices. By comparison, at an 8.0% discount rate, the after-tax NPV is $160 million. The indicated contribution of gold and silver to gross revenues is 88% and 12% respectively at current gold and silver prices with an average total cash cost per ounce of gold produced, net of silver credits, of $518/oz.

The Project generates positive cash flow in the first year of production and reaches cumulative positive cash flow in the fourth year of production. Cash flows remain positive each year through the mine life.

Project After-Tax NPV with Changing Metal Prices

Of note is that only 65% of the resource estimate has been included in the current mine design. Successful infill drill programs and expanding the Approved Project Boundary could increase the mine life.

A report on the 2015 feasibility study entitled “Soledad Mountain Project Technical Report and Updated Feasibility Study” dated February 25, 2015 in the form required by NI 43-101 is available on the Company’s website at www.goldenqueen.com.

Feasibility Study Capital and Operating Cost Estimates

The 2015 feasibility study capital cost estimates are based upon fixed-price contracts for construction of all the key facilities for the Project and detailed cost estimates prepared for ongoing construction based upon actual experience with costs incurred since the start of construction in July 2013. Pre-production capital costs of approximately $144 million are in-line with the capital costs update provided in March 2014 and include $99.3 million in pre-production capital costs, $15.0 million contingency, $10.5 million in working capital and financial assurance cost estimate and $19.2 million for the mobile mining equipment. These estimates also included all sales taxes. The sustaining capital was estimated to be a further $25.6 million over the life of the Project. The Company also expects GQM LLC to spend a further $10.9 million on additional mobile mining equipment starting in Year 2 of production. Most of the sustaining capital would be required for the construction of heap leach pads and for mining equipment replacement.

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

The project was built in-line with the feasibility study cost estimates. Construction was completed in early 2016.

Open Pit Operation

Standard, open pit mining methods is used to mine ore and waste rock. Mining operations include drilling, blasting, loading, hauling and support equipment and GQM LLC is completing the mining. All open pit mining will occur in dry conditions above the water table.

The 2015 Feasibility Study estimated the total quantity of ore to be mined, crushed and screened and stacked on the heap leach pads to be 51 million tons (46.4 million tonnes). Total waste rock to be mined is estimated to be 174 million tons (158 million tonnes).

The initial mine life is projected to be 12 years. Aggregate sales over a period of thirty years is important for the Project as this will assist GQM LLC in meeting its closure and closing reclamation requirements.

Closure, Reclamation and Financial Assurance

Closure and reclamation will be completed in accordance with the requirements set out in the CUPs and an approved Surface Mining and Reclamation Plan and as set out in the Board Order issued by the Regional Board.

Reclamation will proceed concurrently where feasible, but is nonetheless expected to require two years following ending of mining and all aggregate operations, and a further three years of post-closure monitoring. Monitoring will continue until the reclamation success criteria are met.

Revegetation

Sites have been revegetated successfully elsewhere in the California deserts, and it is expected that revegetation can be completed successfully for the Project as described in the revegetation plan prepared by independent consulting engineers.

Financial Assurances

GQM LLC is required to provide the following financial assurances for the Project:

•	To the Bureau of Land Management, State of California and Kern County for general reclamation on site;
•	To the State Water Resources Control Board for rinsing and closing reclamation of the leached residues on the heap and
•	“Unforeseen events financial assurance” required by the State Water Resources Control Board to provide for an unforeseen event that could contaminate surface or groundwater.

Cleanup on Site

The Company has done extensive cleanup on site since 2006 at a cost of approximately $550,000 and GQM LLC is continuing this effort. This demonstrates that the Company and GQM LLC are committed to environmental stewardship and good housekeeping in its operations.

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

Other Legal Matters

National Labor Relations Board

The Company filed a charge with the National Labor Relations Board (the “NLRB”) against the Building and Construction Trades Council of Kern, Inyo, and Mono Counties (the “Union”) on May 23, 2014. The charge was in response to the action taken by the Union related to a 1997 project labor agreement (PLA) that the Company believes is not applicable to the Project and unenforceable under federal labor law.

The NLRB issued a Complaint against the Union and the matter was heard by Administrative Law Judge (ALJ) John McCarrick in June 2015. In December 2015 ALJ McCarrick issued his Decision finding that the PLA violates Section 8(e) of the National Labor Relations Act and is therefore unenforceable. The Union is in the process of appealing that Decision to the NLRB in Washington, D.C.

Complaint on Alleged Short-swing Trading Profits

We received notice that a complaint was filed on April 22, 2015 in United States District Court, District of Massachusetts seeking recovery pursuant Section 16(b) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), of alleged short-swing trading profits.  The complaint was filed by Ryan T. Darby, as plaintiff, and named Landon T. Clay, a shareholder of the Company (“Clay”), and the Company as defendants. The plaintiff alleges that Mr. Clay realized short-swing profits in connection with transactions in Company securities within a period of six months. The Company and the Plaintiff have entered into an agreement to settle the claims. Under the agreement, the Company will agree to adopt certain changes to its existing Section 16 policies and procedures and pay legal fees of $185,000 to Plaintiff’s counsel. A Motion to Dismiss with prejudice the action is expected to be filed on or before March 31, 2016. Clay and the Company have, and continue to, expressly deny that either or both have committed any act or omission giving rise to any liability and/or violation of law.

In conjunction with the June 2015 Loan, as defined elsewhere herein, the Company agreed to indemnify the Clay Group and their affiliates for up to $350,000 in legal expenses (not damages) incurred in defense of complaints brought against the lenders and their affiliates by shareholders of the Company under Section 16 of the Exchange Act. The legal fees reimbursed by the Company currently amount to $64,532. Please refer to the Transaction with Related Parties section for further details on the June 2015 Loan.

Item 4. Mine Safety Disclosures

GQM LLC is the operator of the Project, which is located in Mojave in Kern County, California. The Company and GQM LLC have no mine safety violations to report.

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market and Trading Price

The common shares of the Company are listed and traded on the Toronto Stock Exchange under the trading symbol “GQM”. The high and low sales prices of the common shares as traded on the Toronto Stock Exchange for the calendar periods indicated are set out in the table below. All prices are reported in Canadian dollars.

Year ended December 31		High	Low
2015	Fourth Quarter	$1.07	$0.67
	Third Quarter	$1.12	$0.65
	Second Quarter	$1.18	$0.75
	First Quarter	$1.68	$1.03
2014	Fourth Quarter	$1.59	$0.92
	Third Quarter	$1.72	$1.15
	Second Quarter	$1.98	$1.19
	First Quarter	$1.99	$0.80

Exchange Rates

The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in Canadian dollars. Such rates are the number of Canadian dollars per one (1) U.S. dollar quoted by the Bank of Canada. The high and low exchange rates for each month during the previous six months were as follows:

	High	Low
February 2016	$1.4083	$1.3481
January 2016	$1.4589	$1.3969
December 2015	$1.3990	$1.3360
November 2015	$1.3360	$1.3095
October 2015	$1.3242	$1.2904
September 2015	$1.3413	$1.3147

Exchange rate information (from U.S.$ to Canadian $), based on the closing rates, as at each of the years ended December 31, 2014 and 2015 is set out in the table below:

	Year Ended December 31
	2014	2015
Rate at end of Period	$1.1601	$1.3840
Low	$1.0639	$1.1728
High	$1.1656	$1.3990

As of March 30, 2016, there were 222 registered holders of record of the Company’s common shares and an undetermined number of beneficial holders.

The high and low sales prices of the common stock as traded on the OTCQX for the calendar periods indicated are set out in the table below. All prices are reported in U.S. dollars.

Year ended December 31		High	Low
2015	Fourth Quarter	$0.85	$0.51
	Third Quarter	$0.88	$0.49
	Second Quarter	$0.99	$0.61
	First Quarter	$1.38	$0.85
2014	Fourth Quarter	$1.42	$0.79
	Third Quarter	$1.61	$1.03
	Second Quarter	$1.79	$1.07
	First Quarter	$1.81	$0.75

Dividends

The Company has not declared dividends on its common shares since inception.

Securities Authorized for Issuance Under Compensation Plans

The following table sets forth information as at December 31, 2015 respecting the compensation plans under which shares of the Company’s common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,070,000	$0.94	6,130,000
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	1,070,000	$0.94	6,130,000

Performance Graph

The performance graph below shows the Company’s cumulative total return based on an initial investment of $100 in GQM common stock, as compared with the S&P/TSX Global Gold Index. The chart shows performance marks as of the last trading day during each of the last five years ended December 31.

	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015
Company	100	79	29	36	25
S&P/TSX Global Gold Index (TITTGD)	100	84	42	40	36

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor an affiliated purchaser of the Company purchased common shares of the Company in the year ended December 31, 2015.

Item 6. Selected Financial Data

The following table summarizes certain selected consolidated financial data of the Company and should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation and the consolidated financial statements and notes thereto (for the applicable period) appearing elsewhere in this report.

Results for the five most recent years are set out in the table below.

Results for the year ended on:	December 31, 2015	December 31, 2014 (Restated)	December 31, 2013	December 31, 2012	December 31, 2011
Item	$	$	$	$	$
Revenues	-	-	-	-	-
Net income (loss) and comprehensive income (loss)	(5,461,205)*	(8,469,204)*	1,978,014	(1,270,988)	(3,230,641)
Basic income (loss) per share	(0.05)	(0.09)	0.02	(0.01)	(0.03)
Diluted income (loss) per share	(0.05)	(0.09)	(0.01)	(0.01)	(0.03)
Cash	37,587,311	91,407,644	5,030,522	4,031,403	7,922,255
Total assets	169,444,179	129,517,335	15,791,743	6,567,069	8,692,866
Total long term liabilities	27,330,560	14,236,435	8,028,857	3,998,009	4,779,714
Redeemable portion of NCI	27,123,741	22,833,645	-	-	-
Stockholders' equity (deficiency), attributable to common shareholders	26,581,933	31,732,709	6,240,932	2,413,780	3,631,916
Non-controlling interest	40,685,611	34,250,468	-	-	-

* - Net income (loss) for the period attributable to the Company.

For more information of the assets and liabilities specific to GQM LLC, the variable interest entity, see Note 8 (vii) of the audited consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of the operating results and financial condition of the Company should be read in conjunction with the audited, consolidated financial statements of the Company for the year ended December 31, 2015 and the notes thereto (the “Consolidated Financial Statements”). Additionally, please note that the operating results and financial conditions described below include the amounts attributable to the non-controlling interest.

The information in this Management Discussion and Analysis of Financial Condition and Results of Operation is prepared in accordance with U.S. generally accepted accounting principles and all amounts herein are in U.S. dollars unless otherwise noted.

Results of Operation

The following are the results of operation for the year ended December 31, 2015.

The Company had no revenue from operations for the year ended December 31, 2015.

The Company incurred general and administrative expenses of $4,615,532 during the year ended December 31, 2015 (2014 - $4,984,750; 2013 - $2,532,279). General and administrative costs were slightly lower when compared with 2014.

The following significant general and administrative expenses were incurred during the year with a comparison to expenses in 2014 and 2013:

•	$1,566,224 (2014 - $1,148,626; 2013 - $202,848) for corporate salary. The increase is due to an increase in administrative staff in Mojave in 2015.

•	$851,731 (2014 - $1,278,374; 2013 - $421,616) in legal fees. The legal fees for the fiscal year ended 2014 were significantly higher than in fiscal year 2015 due to 2014 specific matters such as the fees related to the Joint Venture Transaction, work required for financing activities and the Company’s response to the Petition (refer to The Center for Biodiversity Petition to List the Mojave Shoulderband Snail as an Endangered Species above).

•	$461,879 (2014 - $122,004; 2013 - $58,507) for insurance expenses. The insurance expenses increase is related to the general increase in corporate, site activities and the acquisition of more mining equipment and vehicles as the Company moves towards production. Enhanced insurance coverage is required for its mining equipment, vehicles and infrastructure.

•	$414,327 (2014 - $570,078; 2013 - $274,935) for accounting, taxation and auditing fees during the year. The accounting fees for the fiscal year ended December 31, 2014 were higher than in fiscal year 2015 due to the fees related to the Joint Venture Transaction completed in 2014.

•	$256,171 (2014 - $743,216; 2013 - $285,177 for corporate expenses. The corporate expenses for the fiscal year 2014 were higher than in fiscal year 2015 due to the fees related to the Joint Venture Transaction completed in 2014.

•	$208,121 (2014 - $Nil; 2013 - $Nil) for site support costs. The Company incurred outside services costs related to construction which were not incurred in prior years.

•	$159,001 (2014 - $233,672; 2013 - $475,263) for stock based compensation. The Company granted 570,000 stock options in 2015 as compared with no stock options granted in 2014. The Company granted 800,000 stock options in 2013 and a significant portion was expensed in 2014 due to vesting terms.

•	$149,925 (2014 - $29,878; 2013 - $Nil) for operating supplies. The Company purchased operating supplies, such as first aid and safety supplies, which were not incurred in prior years.

The Company experienced a net foreign exchange gain of $774,471 for the year ended December 31, 2015, as compared to a net foreign exchange gain of $497,155 for the year ending 2014. The net foreign exchange gain is made up by realized and unrealized gains and losses related to the Company’s convertible debentures, Canadian expenditures and the Canadian balances of cash and accounts payable. The net foreign exchange gain was mainly the result of the gain realized on the convertible debentures, which were denominated in Canadian dollars while the Company’s functional currency is the US dollar. The exchange rate, stated in Canadian dollars per one US dollar, moved from $1.16 as of December 31, 2014 to $1.38 on December 31, 2015.

For the year ended December 31, 2015, the Company incurred a total interest expense of $4,507,268 related to its various loans and its convertible debentures as compared to a total interest expense of $1,493,034 for the year ending 2014. The increase was mainly due to the amortization of the discounts and the interest payable related to the convertible debentures, the December 2014 Loan and the June 2015 Loan. Please refer to the Transaction with Related Parties section for a complete breakdown of the interest expenses as there was a portion of the interest capitalized to mineral property interests.

The amount of the Company’s derivative liability includes the convertible debentures issued in 2013 and the warrants issued in conjunction with the June 2015 Loan. The Company recorded a decrease in the derivative liability including foreign exchange of $3,334,224 as a result of a decrease in the Company’s share price during the year ended 2015 as compared to a decrease of $1,004,217 for fiscal 2014. The convertible debenture was repaid in July 2015 and therefore there is no related derivative liability as of December 31, 2015. These derivative liability changes are a non-cash item and were recorded in accordance with accounting pronouncement ASC 850-40-15. Refer to Note 8 of the audited consolidated annual financial statements for a detailed analysis of the changes in fair value of the derivative liability.

Interest income of $204,149 (2014 - $126,884) was higher during the year ended December 31, 2015 as compared with the same period in 2014 due to higher cash balances held in 2015. Interest rates remained low during 2015.

The Company recorded a net and comprehensive loss of $5,461,205* ($0.05 loss per basic share) during the year ended December 31, 2015 as compared to net and comprehensive loss of $8,469,204* ($0.09 loss per basic share) during the year ended December 31, 2014. As explained below the difference between 2015 and 2014 is mainly due to a significant decrease in the derivative liability in 2015 and reduced transaction and financing fees in 2015 when compared to 2014. These were partially offset by greater interest expenses in 2015.

* Net income (loss) for the period attributable to the Company.

Summary of Quarterly Results

Results for the eight most recent quarters are set out in the table below:

Results for the quarter ended on:	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Item	$	$	$	$
Revenue	Nil	Nil	Nil	Nil
Net income (loss) for the quarter	(721,587)*	(1,924,167)*	(1,379,265)*	(1,436,186)*
Basic net income (loss) per share	(0.01)	(0.02)	(0.01)	(0.01)
Diluted net income (loss) per share	(0.01)	(0.02)	(0.01)	(0.01)

Results for the quarter ended on:	December 31, 2014		September 30, 2014	June 30, 2014	March 31, 2014
Item	$		$	$	$
Revenue	Nil		Nil	Nil	Nil
Net income (loss) for the quarter	1,543,120	*	(1,811,843)*	(705,843)	(7,494,638)
Basic net income (loss) per share	0.02		(0.02)	(0.01)	(0.08)
Diluted net income (loss) per share	0.00		(0.02)	(0.01)	(0.08)

* - Net income (loss) for the period attributable to the Company.

For the quarters illustrated in the above table, the main reasons for the significant fluctuations in net income (loss) between periods are the fluctuations in the Company’s derivative liabilities, interest expenses and the costs related to the Joint Venture Transaction. The Company’s derivative liabilities are a function of the Company’s stock price against the instruments strike price and the exchange rate between the Canadian dollar and the US dollar. As the stock price rises, the derivative liabilities increase resulting in the Company recognizing losses. When the stock price decreases, the Company recognizes gains.

For fiscal 2015, the Company experienced a loss related to its derivative liabilities in the amount of $101,749 (2014 – Loss of $5,747,376) in the first quarter whereas it recorded a gain of $2,568,849 (2014 – Gain of $1,634,681) during the second quarter. The second quarter gain was however off-set by higher interest expenses and a one-time financing fee of $1,500,000 paid in connection with the June 2015 Loan. In the third quarter of 2015, the Company experienced a loss of $598,770 (2014 – Gain of $2,861,314) related to the derivative liabilities. Adding to the losses for the three months ended September 30, 2015 was the interest expense and amortization of the discount on the June 2015 loan and the convertible debenture and the interest expense related to the Komatsu loans. In the fourth quarter of 2015, the Company experienced a gain of $1,465,895 (2014 – Gain of $2,255,598) related to the derivative liabilities. This gain was partially off-set by interest expense and amortization of the discount on the June 2015 loan and the interest expense related to the Komatsu loans.

For fiscal 2014, the Company experienced a significant loss related to its derivative liabilities in the amount of $5,747,376 (2013 – Gain of $611,949) in the first quarter whereas the second, third and fourth quarters of 2014 resulted in gains of $1,634,681 (2013 –$1,672,861), $2,861,314 (2013 –$475,862) and $2,255,598 (2013 –$2,624,988), respectively. In addition to the derivative liabilities, the Company also incurred in 2014 a commitment fee of $2,250,000 (2013 - $Nil) and a Joint Venture Transaction fee of $2,275,000 (2013 - $Nil) in the third quarter of fiscal 2014 that were meaningful contributing factors to the significant loss recognized in that quarter.  Both fees were one-time fees not previously incurred in earlier quarters or to be incurred in future quarters.

In general, the results of operations can vary from quarter to quarter depending upon the nature, timing and cost of activities undertaken during the quarter, whether or not the Company incurs gains or losses on foreign exchange or grants stock options, and the movements in its derivative liability.

Reclamation Financial Assurance and Asset Retirement Obligation

Reclamation Financial Assurance

The Company is required to provide the Bureau of Land Management, the State Office of Mine Reclamation and Kern County with a revised reclamation cost estimate annually. The financial assurance is adjusted once the cost estimate is approved. The Company’s provision for reclamation of the property is estimated each year by an independent consulting engineer. This estimate, once approved by state and county authorities, forms the basis for a cash deposit of reclamation financial assurance. The reclamation assurance provided as at December 31, 2015 was $624,142 (December 31, 2014 - $553,329).

In addition to the above, the Company is required to obtain and maintain financial assurance for initiating and completing corrective action and remediation of a reasonably foreseeable release from the Project’s waste management units as required by the Lahontan Regional Water Quality Control Board (the “Regional Board”). The reclamation financial assurance estimate for 2015 is $278,240 (December 31, 2014 - $Nil).

Subsequent to year-end, the Company received approval to have the financial assurance amounts released and have the assurance replaced with surety bond agreements to cover the financial assurance. The Company pays a yearly premium.

Asset Retirement Obligation

The total asset retirement obligation as of December 31, 2015 is $978,453 (December 31, 2014 - $624,142).

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and clean-up its property based on its activities to date. During the year ended December 31, 2015, there was an increase of $354,311 to the retirement obligations as compared with the year ended December 31, 2014, where $71,892 was capitalized to property, plant, equipment and mineral interests as the asset portion of the retirement obligation. As at December 31, 2015, as the mine nears production, the Company estimates the cash outflow related to these reclamation activities will be incurred in 2028. Reclamation provisions are measured at the expected value of future cash flows discounted to their present value using a credit adjusted risk-free interest rate.

Property Rent Payments

The Company has acquired a number of mineral properties outright. It has acquired exclusive rights to explore, develop and mine other portions of the Project under various mining lease agreements with landowners.

The Company is required to make property rent payments related to its mining lease agreements with landholders, in the form of advance minimum royalties. The total property rent payments for the year ended December 31, 2015 were $134,417 (2014 - $67,513), and the Company is expected to make approximate payments of $2,500 in 2016 to various landowners under the existing lease agreements. The significant reduction is due to the expected commencement of production. At that point, production royalties will commence.

There are multiple third party landholders and the royalty amount due to each landholder over the life of the Project varies with each property.

Mine Development Commitments and Contractual Obligations

As of December 31, 2015, GQM LLC has entered into contracts for construction totaling approximately $47.6 million of which $4.4 million remains to be paid. The major commitments relate to the construction of the crushing-screening plant, the construction of the conveying and stacking system and work related to the Merrill-Crowe plant equipment. The commitments are expected to be paid out in early 2016. GQM LLC did not make material additional construction commitments subsequent to December 31, 2015.

See Note 12 of audited consolidated annual financial statements for further details on the mining equipment loans. Please refer to Subsequent Events below for additional commitments entered into by the Company subsequent to December 31, 2015.

GQM LLC’s contractual obligations as of December 31, 2015 are shown in the table below:

GQM LLC	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations (mostly mobile mining equipment financing)	$18,372,823	$4,942,716	$10,374,912	$3,055,195	-
Capital lease obligations	-	-	-	-	-
Operating lease obligations	-	-	-	-	-
Purchase obligations (see above)	$4,428,583	$4,428,583	-	-	-
Asset retirement obligations (Face value)	$2,297,332	-	-	-	$2,297,332
Other long-term liabilities	-	-	-	-	-
Total	$25,098,738	$9,371,299	$10,374,912	$3,055,195	$2,297,332

GQM LTD’s contractual obligations as of December 31, 2015 are shown in the table below:

GQM LTD	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payable - June 2015 Clay loan	$969,645	$969,645	-	-	-
2015 June Clay Loan (Face value)	$38,681,507	$38,681,507	-	-	-
Other long-term liabilities	-	-	-	-	-
Total	$39,651,152	$39,651,152	-	-	-

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

On June 3, 2013, the Company granted 300,000 options to an officer of the Company. The options are exercisable at a price of $1.16 for a period of five years from the date of grant and vest over a period of 18 months with 100,000 vesting in 6, 12 and 18 months respectively. During the fourth quarter of 2014, the officer resigned and as a result, 100,000 unvested stock options were forfeited. The remaining 200,000 options expired unexercised on November 11, 2015. The Company also granted 50,000 stock options to a consultant of the Company on June 3, 2013. The options are exercisable at a price of $1.16 for a period of five years from the date of grant and vest immediately.

On September 18, 2013 the Company granted 300,000 options to Ms. Andrée St-Germain, the Company’s Chief Financial Officer. The options are exercisable at a price of $1.26 for a period of five years from the date of grant and vest over a period of 12 months with 100,000 vesting on the date of grant, 100,000 vesting in 6 and 12 months respectively. The Company also granted 150,000 stock options to the Company’s independent directors on September 4, 2013. The options are exercisable at a price of $1.59 for a period of five years from the date of grant and vest immediately.

The Company granted the aggregate amount of 430,000 options on September 8, 2015 to the Company’s directors. The options are exercisable at a price of $0.58 for a period of five years from the date of grant and vest immediately. At the same time, the Company granted 140,000 options to Ms. Andrée St-Germain at an exercise price of $0.58. The amount of 46,666 options vest immediately, 46,667 options vest 12 months from the grant date, and a further 46,667 options vest 24 months from the grant date. The Company recorded stock-based compensation of $159,001 during the year ended December 31, 2015 related to the issuance of the stock options.

A total of 1,070,000 (976,667 exercisable) (December 31, 2014 – 750,000 outstanding and exercisable) common shares were issuable pursuant to such stock options as at December 31, 2015.

Transactions with Related Parties

Consulting Fees

For the year ended December 31, 2015, the Company paid $201,312 (2014 – 163,465; 2013 - $192,431) to Mr. H. Lutz Klingmann for services as President of the Company of which $Nil (2014 - $Nil; 2013 – 47,467) is payable as at December 31, 2015. Included in the consulting fees for the year ended December 31, 2015 was $151,428 (2014 - $Nil; 2013 - $Nil) related to 150,000 bonus shares issued in accordance with Mr. Klingmann’s management agreement (Refer to Note 7 – Commitments and Contingencies of the audited consolidated financial statements). On May 1, 2015 Mr. Klingmann became an employee of the Company and his salary, since that date, is included under corporate salary expenses. Included in salaries expense is the severance payments received upon resignation.

During the year ended December 31, 2015, the Company paid a total of $107,327 (2014 - $150,199; 2013 – $35,484) to four directors, consisting of the three independent directors and Thomas M. Clay.

Convertible Debentures

On July 26, 2013, the Company entered into agreements to issue convertible debentures for aggregate proceeds of C$10,000,000 ($9,710,603), from a significant shareholder group. The convertible debentures were unsecured and bore interest at 2% per annum, calculated on the outstanding principal balance, payable annually. The principal amounts of the notes were convertible into shares of the Company at a price of C$1.03 per share for a period of two years.

A total of C$7,500,000 of the offering was subscribed for by an investment vehicle managed by Thomas M. Clay, a Director and insider of the Company. The Company agreed to pay the legal fees incurred by the lenders relating to this instrument which amounted to $10,049.

The conversion feature of the convertible debentures met the definition of a derivative liability instrument because the conversion feature is denominated in a currency other than the Company’s functional currency as well as the fact the exercise price is not a fixed price as described above. Therefore, the conversion feature does not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15.

As a result, the conversion feature of the notes was required to be recorded as a derivative liability recorded at fair value and marked-to-market each period with the changes in fair value each period being charged or credited to income or loss.

On July 24, 2015, the Company repaid its C$10.0 million ($7.7 million) convertible debenture and accrued interest of C$200,000 ($153,500).

The fair value of the derivative liability related to the conversion feature as at December 31, 2015 is $Nil (December 31, 2014 - $1,829,770). During 2015 and 2014 the derivative liability was calculated using an acceptable option pricing valuation model with the following assumptions:

	2015	2014
Risk-free interest rate	0.49% - 0.50%	1.00% - 1.09%
Expected life of derivative liability	0.07 - 0.32 years	0.57 - 1.32 years
Expected volatility	49.36% - 77.00%	73.03% - 98.21%
Dividend rate	0.00%	0.00%

The changes in the derivative liability related to the conversion feature are as follows:

	December 31, 2015	December 31, 2014

Balance, beginning of the period	$1,829,770	$2,833,987
Change in fair value of derivative liability including foreign exchange	(1,829,770)	(1,004,217)
Balance, end of the period	$-	$1,829,770

The change in the convertible debentures is as follows:

	December 31, 2015	December 31, 2014
Balance, beginning of the period	$6,649,967	$4,642,620
Amortization of discount	1,852,754	2,510,611
Foreign exchange	(827,721)	(503,264)
Repayment of convertible debenture	(7,675,000)	-
Balance, end of the period	$-	$6,649,967

During the year ended December 31, 2015, in addition to the amortization of the discount on the convertible debenture, the Company incurred interest expense of $94,907 (2014 - $181,479) based on the 2% per annum stated interest rate for a total amortization of discount and interest expense of $1,947,661 for the year ended December 31, 2015 (2014- $2,692,090). Interest payable relating to the convertible debenture as at December 31, 2015 was $Nil (December 31, 2014 - $70,721).

Notes Payable

On January 1, 2014, the Company entered into an agreement to secure a $10,000,000 loan (the “January 2014 Loan”). The January 2014 Loan was provided by members of the Clay family, who are shareholders of the Company, including $7,500,000 provided by an investment vehicle managed by Thomas M. Clay, a Director and insider of the Company. The January 2014 Loan had a twelve-month term and an annual interest rate of 5%, payable on the maturity date.

The January 2014 Loan was repaid on a date that is less than 183 days before the maturity date. As a result, the Company paid the Lenders an additional charge in the amount that is equivalent to 5% of the principal amount, plus interest on the principal amount at the rate of 5% per annum accrued to the date the January 2014 Loan was repaid. The Company repaid $7,500,000 loan plus the $375,000 accrued interest and $375,000 additional charge on December 31, 2014. The remaining balance of the loan, $2,500,000, the accrued interest of $125,000 and the additional charge of $125,000, were paid on January 5, 2015. In total, the Company incurred $500,000 in interest expense and $500,000 in additional charge related to the January 2014 Loan.

On December 31, 2014 the Company also entered into a new loan (the “December 2014 Loan”) with the same parties for an amount of $12,500,000. The December 2014 Loan was due on demand on July 1, 2015 and bore an annual interest rate of 10% payable at the end of each quarter. The loan was guaranteed by GQM Holdings, and secured by a pledge of the Company's interests in GQM Canada, GQM Canada’s interest in GQM Holdings and GQM Holdings' 50% interest in GQM LLC. The Company also incurred a financing fee to secure the loan in the amount of $1,000,000, of which, $750,000 was paid on December 31, 2014 and the remaining $250,000 was paid on January 5, 2015. The Company agreed to pay the legal fees incurred by the lenders relating to this instrument which amounted to $90,916. The total legal fees paid for the transaction were $118,695. The Company also agreed to provide the lenders with the option for certain registration rights whereby the Company would bear the costs and responsibility of registering the lenders common shares for the purposes of disposition subsequent to July 1, 2015. The Company has determined it is unlikely the registration option would be exercised and therefore has not accrued any potential costs related to the registration of the common shares. The Company has presented these transaction costs as a contra liability as substantially all of these costs were paid to the lenders.

On June 8, 2015, the Company amended the December 2014 Loan to extend the maturity to December 8, 2016 and increased the principal amount from $12,500,000 to $37,500,000 (the “June 2015 Loan”). The Company also issued 10,000,000 common share purchase warrants exercisable for a period of five years expiring June 8, 2020. The common share purchase warrants have an exercise price of $0.95. All other terms remained the same as the December 2014 Loan. The Company also incurred a financing fee to secure the loan in the amount of $1,500,000, all of which was paid on June 8, 2015. The Company agreed to pay the legal fees incurred by the lenders relating to this instrument which amounted to $46,408. The legal fees were expensed as the transaction met the definition of a debt extinguishment. The terms of the registration rights remains unchanged as does the Company’s assessment of the likelihood of the registration rights being exercised. As such, as of December 31, 2015, no accrual has been made for the potential costs related to the registration rights.

	December 31, 2015	December 31, 2014
Balance, beginning of the period	$13,881,305	$-
Fair value at inception, notes payable	33,497,277	22,500,000
Repayment of loans	(2,500,000)	(7,500,000)
Accretion of financing and legal fees	967,156	-
Accretion of discount on the June 2015 Loan	1,374,228	-
Extinguishment of the December 2014 Loan	(12,500,000)	-
Loss on extinguishment of debt	151,539	-
Interest payable transferred to principal balance of the June 2015 Loan	1,181,507	-
Capitalized financing fee and legal fees	-	(1,118,695)
Balance, end of the period	36,053,012	$13,881,305

Interest payable relating to the June 2015 Loan as at December 31, 2015 was $969,645 (December 31, 2014 - $250,000 – of which $125,000 was interest expense and $125,000 related to the additional charge for the January 2014 Loan).

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

The fair value of the derivative liability related to the share purchase warrants as at December 31, 2015 is $2,498,269 (December 31, 2014 - $Nil). The derivative liability was calculated using an acceptable option pricing valuation model with the following assumptions:

	2015	2014
Risk-free interest rate	0.73% - 1.02%	-
Expected life of derivative liability	4.44 - 5 years	-
Expected volatility	72.29% - 76.11%	-
Dividend rate	0.00%	-

The change in the derivative share purchase warrants is as follows:

	December 31, 2015	December 31, 2014
Balance, beginning of the period	$-	$-
Fair value at inception	4,002,723	-
Change in fair value	(1,504,454)	-
Balance, end of the period	$2,498,269	$-

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

Amortization of Discounts and Interest Expense

The following table summarizes the amortization of discounts and interest on loans and convertible debentures:

.

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Interest expense related to the convertible debentures	$94,907	$181,479	$-
Interest expense related to the January 2014 Loan	-	1,000,000	-
Interest expense related to the December 2014 Loan	547,945	-	-
Interest expense related to the June 2015 Loan	2,151,152	-	-
Interest expense related to Komatsu Financial loans	281,958	3,352	-
Accretion of debt discount on the convertible debentures	1,852,754	2,510,611	888,026
Interest in Gauss advance	-	209,607
Accretion of the December 2014 Loan financing fees	967,155	-
Accretion of the June 2015 Loan discount	1,374,228	-
Accretion of discount and interest on loan and convertible debentures	$7,270,099	$3,905,049	$888,026

The Company’s loans were contracted to fund significant development costs. The Company capitalizes a portion of the interest expense as it related to funds borrowed to complete development activities at the Project site.

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Accretion of discounts and interest on loan, advance and convertible debenture	$7,270,099	$3,905,049	$888,026
Less: Interest costs capitalized	(2,762,831)	(2,412,015)	-
Accretion of discounts and interest expensed	$4,507,268	$1,493,034	$888,026

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

Gauss is a funding vehicle owned by entities controlled by Leucadia National Corporation (NYSE: LUK) (“Leucadia”) and certain members of the Clay family, a shareholder group which collectively owned approximately 27% of the issued and outstanding shares of Golden Queen (the “Clay Group”) at the time of the transaction. Gauss is owned 70.51% by Gauss Holdings LLC (“Gauss Holdings”, Leucadia’s investment entity) and 29.49% by Auvergne LLC (“Auvergne”, the Clay Group’s investment entity). Pursuant to the transaction, Leucadia was paid a transaction fee of $2,000,000 and $275,000 was paid to Auvergne through GQM LLC in 2014. The Company has adopted an accounting policy of expensing these transaction costs.

Variable Interest Entity

In accordance with ASC 810-10-30, the Company has determined that GQM LLC meets the definition of a VIE and that the Company is part of a related party group that, in its entirety, would meet the definition of a primary beneficiary.   Although no individual variable interest holder individually meets the definition of a primary beneficiary in the absence of the related party group, Golden Queen has determined it is considered the member of the related party group most closely associated with GQM LLC.  As a result, the Company has consolidated 100% of the accounts of GQM LLC in these consolidated financial statements, while presenting a non-controlling interest portion representing the 50% interest of Gauss in GQM LLC on its balance sheet.  A portion of the non-controlling interest has been presented as temporary equity on the Company’s balance sheet representing the initial value of the non-controlling interest that could potentially be redeemable by Gauss in the future. The net assets of GQM LLC as of December 31, 2015 and December 31, 2014 are as follows:

	December 31, 2015	December 31, 2014
Assets, GQM LLC	$158,209,916	$118,937,371
Liabilities, GQM LLC	(22,591,211)	(4,769,144)
Net assets, GQM LLC	$135,618,705	$114,168,227

Included in the assets above, is $31,531,853 (December 31, 2014 - $83,282,403) in cash held as at December 31, 2015. The cash in GQM LLC is directed specifically to fund capital expenditures required to take the Project to production and settle GQM LLC’s obligations. The liabilities of GQM LLC do not have recourse to the general credit of the primary beneficiary except in one situation. Please refer to Note 12 of the audited consolidated annual financial statements for details on the exception.

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

	December 31, 2015	December 31, 2014
Net and comprehensive loss in GQM LLC	$(3,549,522)	$(2,804,957)
Non-controlling interest percentage	50%	50%
Net and comprehensive loss attributable to non-controlling interest	(1,774,761)	(1,402,479)
Net and comprehensive loss attributable to permanent non-controlling interest	$(1,064,857)	$(841,487)
Net and comprehensive loss attributable to temporary non-controlling interest	$(709,904)	$(560,992)

	Permanent Non- Controlling Interest	Temporary Non- Controlling Interest
Carrying value of non-controlling interest, September 15, 2014	$38,091,955	$25,394,637
Distributions to non-controlling interest	(3,000,000)	(2,000,000)
Net and comprehensive loss for the period	(841,487)	(560,992)
Carrying value of non-controlling interest , December 31, 2014	$34,250,468	$22,833,645

	Permanent Non- Controlling Interest	Temporary Non- Controlling Interest
Carrying value of non-controlling interest, December 31, 2014	$34,250,468	$22,833,645
Capital contribution	7,500,000	5,000,000
Net and comprehensive loss for the period	(1,064,857)	(709,904)
Carrying value of non-controlling interest , December 31 2015	$40,685,611	$27,123,741

Dilution of Interest in Subsidiary

As a result of the Joint Venture Transaction, the Company’s interest in GQM LLC was diluted from 100% to 50% and ordinarily, the Company would recognize a gain on dilution with the book value of the investment in GQM LLC increasing. However, since the transaction was with a related party and the Company retained control, the excess has not been recognized in net income but rather has been recorded in equity as an increase to APIC based on guidance provided in ASC 810-10-55-4D and -4E.

September 15, 2014
Investment by Gauss	$110,000,000
Less:
Initial carrying value of permanent equity	(38,091,955)
Initial carrying value of temporary equity	(25,394,637)
Deferred tax liability resulting from dilution gain	(12,922,000)
Effect of dilution of subsidiary recorded to APIC	$33,591,408

The deferred tax liability resulted from the increase in the book value over tax value of the investment in GQM LLC. Please refer to Notes 4 and 15 of the audited consolidated annual financial statements

Management Agreement

GQM LLC is managed by a board of managers comprising an equal number of representatives of each of Gauss and GQM Holdings. The initial officers of GQM LLC were H. Lutz Klingmann as Chief Executive Officer, and Andrée St-Germain as Chief Financial Officer. During fiscal 2015, Robert C. Walish Jr. was appointed to replace Mr. Klingmann as Chief Executive Officer of GQM LLC. Bryan A. Coates was appointed to the GQM LLC Board of Managers as a nominee of the Company, replacing Mr. Klingmann. As long as members of the Clay family beneficially hold in the aggregate greater than 25% of the Company, the Clay Group is entitled to appoint one of the Company’s representatives to the GQM LLC board of managers.

Capital Contribution Agreement

Pursuant to the Joint Venture Transaction, GQM Holdings’ made a single capital contribution to GQM LLC of $12.5 million on June 15, 2015. Gauss funded an amount equal to GQM Holdings’ capital contribution to GQM LLC. Both partners maintain their 50% ownership of the Project.

Standby Commitment

In 2014, Golden Queen also entered into a backstop guarantee agreement with Gauss (the “Backstop Agreement”) whereby, if the Company conducts a rights offering, Gauss has agreed to purchase, upon the terms set forth in the Backstop Agreement, any common shares which have not been acquired pursuant to the exercise of rights under the Rights Offering at a purchase price to be determined but not to exceed $1.10 per common share, up to a maximum amount of $45 million in the aggregate. In consideration for entering into the Backstop Agreement, on closing of the Joint Venture, the Company paid Leucadia and Auvergne a standby guarantee fee of $2,250,000, of which $731,250 was paid to Auvergne.

The Transaction Agreement and Backstop Agreement contemplated that the Company would file a registration statement in connection with the rights offering by October 15, 2014. The Company has decided not to proceed with a rights offering, and as a result the standby commitment has expired.

Private Placement

The Company completed a private placement of Convertible Debentures in July 2013 (refer to Convertible Debentures above). Other than the foregoing, there were no private placements completed during the 2015, 2014, or 2013 fiscal years.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash, receivables, accounts payable and accrued liabilities, and interest payable approximate fair values because of the immediate or short-term maturity of these non-level 3 financial instruments. The fair value of the short-term and long-term loans payable approximate their carrying values as the interest rates are based on the market. The market rates have remained steady for the loans payable during the past four quarters. The fair value of the notes payable approximates their carrying value and have been estimated based on discounted cash flows using interest rates being offered for similar debt instruments. The carrying amount of the notes payable are being recorded at amortized cost using the effective interest rate method.

All financial assets and financial liabilities are recorded at fair value on initial recognition. Transaction costs are expensed when they are incurred, unless they are directly attributable to the acquisition of qualifying assets, in which case they are added to the costs of those assets until such time as the assets are substantially ready for their intended use or sale.

The three levels of the fair value hierarchy are as follows:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants	$2,498,269	$-	$2,498,269	$-
	$2,498,269	$-	$2,498,269	$-

	December 31. 2014
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$1,829,770	$-	$1,829,770	$-
	$1,829,770	$-	$1,829,770	$-

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

Liquidity and Capital Resources

The Company and GQM Holdings (100%-owned by the Company) held $6,055,458 in cash on December 31, 2015 as compared to $8,125,242 on December 31, 2014. The decrease in cash is due to general corporate expenditures, repayment of the convertible debentures and the $12.5 million capital contribution paid to GQM LLC, partly off-set by the proceeds from the June 2015 Loan. It is expected that the cash held by the Company will fund the Company’s corporate expenses until 2017. The convertible debenture was repaid on July 24, 2015 for a total of $7.7 million (C$10 million), including, $153,500 (C$200,000) of accrued interest.

On October 1, 2015, the Company was to make the quarterly interest payment on the June 2015 loan. In accordance with the terms of the June 2015 loan agreement, the Company chose to exercise its right to pay in kind by adding the interest owed on October 1st, 2015 to the principal balance of the June 2015 loan. The principal balance of the loan was increased by $1,181,507. The principal balance of the loan as of December 31, 2015 was $38,681,507. See Subsequent Events section for details on the January 1, 2016 interest expense.

The Company is evaluating its options, including debt and equity, to re-finance the June 2015 Loan which matures on December 8, 2016.

The Company’s 50%-owned subsidiary, GQM LLC, held $31,531,853 in cash as of December 31, 2015 as compared to $83,282,403 on December 31, 2014. The decrease in cash is the result of increased capital expenditures in 2015 as the Company progressed construction. It is expected that the current cash on hand will fund the remaining capital expenditures and working capital needs until the Project reaches positive cash flows in 2016.

As of December 31, 2015, GQM LLC has entered into contracts for construction totaling approximately $47.6 million of which $4.4 million remains to be paid. The major commitments relate to the construction of the crushing-screening plant, the construction of the conveying and stacking system and work related to the Merrill-Crowe plant equipment. The remaining commitments were paid out in early 2016. GQM LLC did not make material additional construction commitments subsequent to December 31, 2015.

Remaining capital expenditures of approximately $2 million, as of December 31, 2015, mostly relate to spare parts and commissioning related expenses.

Cash used in Operating Activities:

Cash used to fund operating activities, including general and administrative expenses such as legal fees, accounting, taxation and auditing fees, insurance expenses, corporate expenses, office expenses and corporate salary was $8,182,110 (2014 - $11,153,251) for the year ended December 31, 2015. The decrease in cash used in operating activities in 2015 is mostly due to the significant costs incurred in 2014 related to the Joint Venture Transaction. The decrease is partially off-set by an increase in interest expenses in 2015, as compared to 2014.

Cash used in Investing Activities:

The Company began capitalizing all development expenditures directly related to the Project in July 2012. Prior to July 2012, all Project-related expenditures were written off due to uncertainties around obtaining the necessary approvals for proceeding with the Project.

Cash used in investing activities totaled $69,305,674 during the year ended December 31, 2015 (2014 - $21,698,945). The increase is due to the increased level of activity on site.

The development costs incurred/capitalized, by the Company totalled $68,956,621 (2014 - $21,624,355) for the year ended December 31, 2015, which was an increase of $47,606,729 as compared to the same period in 2014. See Note 9 – Supplementary Disclosures of Cash Flow Information in the audited consolidated annual financial statements for non-cash adjustments to property, plant, equipment and mineral interests investing activities. There was a significant increase in activity on site during 2015 due to the initiation of full construction in the fourth quarter of 2014. The following is a breakdown of significant development costs incurred during the year ended December 31, 2015 as compared with the same period in 2014:

•	$18.0 million (2014 - $6.8 million) in costs related to the construction of the crushing-screening plant.

•	$9.1 million (2014 - $0.9 million) in costs related to the construction of the Merrill-Crowe plant.

•	$7.6 million (2014 - $0.4 million) in costs related to the construction of the Phase 1, Stage 1 heap leach pad.

•	$4.2 million (2014 - $Nil) in pre-production operating costs related to mining, processing and maintenance.

•	$3.9 million (2014 - $1.6 million) related to costs to prepare the power supply for the site.

•	$3.8 million (2014 - $3.4 million) in costs related to the construction of the conveying and stacking system.

•	$3.7 million (2014 - $2.8 million) in engineering and consulting costs.

•	$3.6 million (2014 - $0.2 million) paid in cash for the purchase of Komatsu mobile mining equipment. GQM LLC paid the sales tax and 10% deposit upon delivery. The remaining of the purchase costs was financed through loans with Komatsu Financial.

•	$3.3 million (2014 - $0.8 million) in costs related to the water supply and water storage infrastructure.

•	$1.6 million (2014 - $0.4 million) in costs related to the construction of the assay laboratory.

•	$1.6 million (2014 - $0.3 million) in support equipment.

•	$1.4 million (2014 - $Nil) paid in cash in sustaining capital. The Company purchased two production drills, one of which was financed with the distributor. GQM LLC paid the sales tax and 10% deposit upon delivery.

The Company, through GQM LLC, continued construction in 2015 and commenced commissioning in late 2015. Construction was completed in early 2016 and the first gold and silver dore was poured on March 1, 2016. Construction was completed in-line with the budget.

Workshop-Warehouse: This project was completed in 2014. The workshop-warehouse was fully equipped with the necessary lubrication equipment, compressor, work-benches and a waste oil storage tank in February 2015. Construction of four offices on the floor above the warehouse was completed in March. We received approval for early occupancy of the workshop-warehouse in April. The workshop-warehouse is fully functional and is now being used.

Assay Laboratory: The construction started in the fourth quarter of 2014 and was completed during the first quarter of 2015. We received approval for early occupancy of the assay laboratory in April. The laboratory was equipped during the second quarter of 2015 and ventilation balancing, mechanical equipment installation and electrical hookups were completed in June. The laboratory was commissioned in July and is now fully operational.

Water Supply & Water Storage: The electrical installations at water well PW-1 were completed in March 2015 and water supply from the well is now fully automated. Five water storage tanks were delivered during the second quarter and the construction was completed in early 2016. The construction of the water supply infrastructure for the Project has been completed. The backup production water well (PW-4) was drilled, equipped and tested in June 2015 and the connection to the mine water supply infrastructure was completed in early 2016.

Power Supply: Construction of the site-wide power distribution system was completed during the fourth quarter of 2015. The primary sub-station was completed in November and we received full power in early December.

Crushing-Screening Plant: The Hilfiker wall was completed in February. Construction of the footings and construction of a retaining wall in the primary crusher area was completed in April. Structural steel and equipment for the crushing-screening plant was delivered during the second and third quarters and assembly started shortly thereafter. The order for the high pressure grinding roll or HPGR was placed with ThyssenKrupp Industrial Solutions (USA), Inc. in the third quarter of 2014 and the HPGR was delivered to site in early August. Construction of a second Hilfiker wall in the HPGR was completed mid-July. The Primary section of the crushing-screening plant was commissioned in November. The Secondary and Tertiary (HPGR) sections of the crushing-screening were commissioned in December.

Stacking and Conveying System: Equipment and structural steel components of the conveying and stacking system were delivered during the second quarter and the assembly started shortly thereafter. This turn-key project was completed in November and commissioning commenced in December.

Heap Leach Pad Phase 1/Stage 1: The earthmoving phase of the Phase 1, Stage 1 heap-leach pad, the events pond and the solution conveying channel were completed during the first quarter. Mixing of the historical tailings and natural clay from a deposit along Mojave Tropico Road was completed in May and the mix has been used to construct the lower, impervious liner for the events pond, the solution conveying channel and for the heap leach pad. The synthetic upper liner was placed in the events pond and solution collection ditch in May and the upper synthetic liner was placed on the heap leach pad in May and June. A sub-contractor mobilized a portable crushing-screening plant to site and over-liner material was crushed and placed on the heap leach pad. The Phase 1, Stage 1 heap-leach pad turn-key project was completed in September. Pad loading of agglomerated ore was initiated in mid-December.

Merrill-Crowe Plant: Basic construction of the pump box was completed in March. Construction of the footings was completed in August and the erection of the building started shortly thereafter. The equipment was received during the third quarter of 2015 and the installation continued until early February 2016. The Merrill-Crowe plant was commissioned in late February 2016 and the first gold and silver dore was poured on March 1, 2016.

Mobile Mining equipment: GQM LLC purchased the Komatsu mobile equipment fleet through Komatsu’s local distributor, Road Machinery. GQM LLC purchased a total of 21 piece of equipment, including seven 100-ton haul truck, two articulated trucks, two water trucks, three loaders and two excavators.

Cash from Financing Activities:

Cash from financing activities totalled $23,667,451 during the year ended December 31, 2015 (2014 - proceeds of $119,229,318). The cash from financing activities was significantly higher during the year ended December 31, 2014 as compared to the same period in 2015 due to the Joint Venture Transaction.

Financing activities during the year ended December 31, 2015 include the June 2015 Loan incremental proceeds of $25,000,000 and Gauss LLC’s $12,500,000 capital contribution to GQM LLC. As described below, the $2,500,000 remaining balance of the January 2014 Loan and financing fees of $250,000 on the December 2014 Loan were paid during the first quarter of 2015. The Company also paid financing fees of $1,500,000 in conjunction with the June 2015 Loan and retired its convertible debentures on July 26, 2015 for $7,675,000.

The Company issued two convertible debentures for net proceeds of C$10,000,000 ($9,710,603) on July 26, 2013.

On January 1, 2014, the Company entered into the $10,000,000 January 2014 Loan. The January Loan had a twelve-month term and an annual interest rate of 5%, payable on the maturity date. The Company repaid $7,500,000 of the loan on December 31, 2014. The remaining balance of the loan, $2,500,000 was repaid on January 5, 2015. Financing fees of $250,000 on the December 2014 Loan were also paid.

On December 31, 2014 the Company entered into the December 2014 Loan for an amount of $12,500,000. The December Loan matured on July 1, 2015 and bore an annual interest rate of 10% payable at the end of each Quarter.

On June 8, 2015, the Company amended the December 2014 Loan to extend the maturity to December 8, 2016 and increasing the principal amount from $12,500,000 to $37,500,000. The Company also issued 10,000,000 common share purchase warrants exercisable for a period of five years expiring June 8, 2020. The common share purchase warrants have an exercise price of $0.95. All other terms remained the same as the December 2014 Loan. The Company also incurred a financing fee to secure the loan in the amount of $1,500,000, all of which was paid on June 8, 2015. The Company agreed to pay the legal fees incurred by the lenders relating to this debt instrument which amounted to $46,408. The total legal fees were expensed as the transaction met the definition of a debt extinguishment.

During the year-ended December 31, 2015 the Company made principal payments of $1,907,549 (2014 - $13,408) related to the loans payable on the mining equipment and machinery.

Please see Transactions with Related Parties above for more information of the Company’s 2013, 2014 and 2015 loans.

During the 2015 fiscal year, no stock options were exercised.

During the 2014 fiscal year, options were exercised by former directors as follows:

•	In May 2014, 300,000 stock options were exercised by a former director and the Company issued 300,000 shares at $0.21 per share for proceeds of $63,000.

•	In April 2014, 170,000 stock options were exercised by two former directors and the Company issued 170,000 shares at $0.21 per share for proceeds of $35,700.

•	In February 2014, 60,000 stock options were exercised by a former director and the Company issued 60,000 shares at $0.21 per share for proceeds of $12,721.

During the 2013 fiscal year, options were exercised by former directors, insiders and consultants as follows:

Second Quarter of 2013

•	200,000 options for proceeds of $50,674 (C$52,000)
•	100,000 options for proceeds of $25,722 (C$26,000)

Third Quarter of 2013

•	20,000 options for proceeds of $5,017 (C$5,200)

Fourth Quarter of 2013

•	500,000 options for proceeds of $126,373 (C$130,000)
•	300,000 options for proceeds of $74,677 (C$78,000)
•	100,000 options for proceeds of $24,900 (C$26,000)

Working Capital:

As at December 31, 2015, the Company, on a consolidated basis, had current assets of $39,979,225 (December 31, 2014 - $91,574,405) and current liabilities of $47,722,334 (December 31, 2014 - $26,464,078) or working capital deficit of $7,743,109 (December 31, 2014 – working capital surplus of $65,110,327). The decrease in current assets from December 31, 2014 is the result of project-related expenditures, partially off-set by the proceeds from the June 2015 loan and the $12.500,000 capital contribution from Gauss LLC. The increase in current liabilities is the result of the June 2015 Loan which is now included in current liabilities and an increase in mobile equipment loans at the Joint Venture level. These were partly off-set by the repayment of the convertible debenture.

GQM LLC will use its cash on hand for remaining capital expenditures and for working capital needs until the Project reaches positive cash flows in 2016.

Golden Queen Mining Co. Ltd will use its cash for general corporate expenditures such as accounting fees, legal fees, interest expense and corporate salary expenses. The Company is evaluating its options, including debt and equity, to re-finance the June 2015 Loan which matures on December 8, 2016.

Refer also to Outlook below.

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

The number of shares issued and outstanding and the fully diluted share position are set out in the table below:

Item	No. of Shares
Shares issued and outstanding on December 31, 2014	99,778,683
Shares issued as part of management agreement	150,000
Shares issued for mineral properties	Nil
Shares issued pursuant to the exercise of stock options	Nil
Shares issued and outstanding on December 31, 2015	99,928,683	Exercise Price	Expiry Date
Shares to be issued on exercise of directors and employees stock options	1,070,000	$0.58 to $1.59	From 11/11/15 to 09/08/20
Shares to be issued on exercise of warrants	10,000,000	$0.95	06/08/20
Shares to be issued as a finder’s fee (due upon commercial production)	100,000	Not Applicable	Not Applicable
Fully diluted on December 31, 2015	111,098,683
Fully diluted March 30, 2016	111,098,683
The company has an unlimited authorized share capital

Outlook

GQM LLC started commissioning the processing facilities in late 2015 and commenced production in March 2016. GQM LLC anticipates reaching commercial production later in 2016.

Recent developments include:

•	Construction was completed in February 2016. Capital expenditures were in-line with the budget;
•	Leaching of stacked ore has been ongoing since early February. Initial flow rates and ore porosity have been very good;
•	The Merrill-Crowe plant was commissioned in late February and the first gold and silver dore was poured on March 1, 2016;
•	Pad-loading continues to ramp-up toward full production;
•	Mining of the North-West pit and Main pit is ongoing. We expect to commence mining of the East pit by the end of 2016; and
•	There are now 130 full-time employees in Mojave with an expected increase to approximately 145 full-time employees by April as the production ramps-up.

The ability of GQM LLC to develop a mine on the Property is subject to numerous risks, certain of which are disclosed under Item 1A. Risk Factors above. Readers should evaluate the Company’s prospects in light of these and other risk factors.

The Company is evaluating its options, including debt and equity, to re-finance the June 2015 Loan which matures on December 8, 2016.

Mineral Interests

In July 2012, the Company received notice that it had met all remaining major conditions of the conditional use permits for the Project. As a result, Management made the decision to begin capitalizing all development expenditures related to the Project while all other expenses not related to the development of the project continue to be expensed as incurred. Refer also to Note 3 Property, Plant, Equipment and Mineral Interests of the audited consolidated financial statements for a more detailed discussion.

Subsequent Events

No subsequent events have been identified up to the date of March 30, 2016, the date the financial statements were approved, other than denoted below.

On January 1st, 2016, the Company was to make the quarterly interest payment on the June 2015 loan. In accordance with the terms of the June 2015 loan agreement, the Company chose to exercise its right to pay in kind by adding the interest owed on January 1st, 2016 to the principal balance of the June 2015 loan. The principal balance of the loan was increased by $974,986. The principal balance of the loan moving forward will be $39,656,493 and interest will be calculated on this balance.

Subsequent to December 31, 2015, GQM LLC took possession of a used crane, valued at $0.4 million. The Company made total payments, tax and a 10% down payment, of $0.06 million. The remaining $0.3 million will be financed over 48 months at an interest rate of 3.90%.

In January 2016 the company entered into $2.1 million in surety bond agreements in order to release its reclamation deposits and post a portion of the financial assurance due in 2016.

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Inventory

Inventories include stock piles, in-process inventory, doré, and operating materials and supplies. The classification of inventory is determined by the stage at which the ore is in the production process. As at December 31, 2015, the Company had stock-piles, operating materials, supplies and spare parts. All inventories are stated at the lower of cost or market, with cost being determined using a weighted average cost method. Dore inventory includes product at the mine site. Dore inventory costs include direct labor, materials, depreciation, depletion and amortization as well as overhead costs relating to mining activities.

Ore on Heap Leach Pad

The heap leach process extracts silver and gold by placing ore on an impermeable pad and applying a diluted cyanide solution that dissolves a portion of the contained silver and gold, which are then recovered in metallurgical processes. As at December 31, 2015, the Company had placed a small amount of ore on the heap leach pad but had not started placing leaching solution on the ore. The procedures and policies discussed below that pertain to more advanced stages will be applied once that specific process has been reached.

The Company uses several integrated steps to scientifically measure the metal content of ore placed on the leach pads. As the ore body is drilled in preparation for the blasting process, samples are taken of the drill residue which are assayed to determine estimated quantities of contained metal. The Company then processes the ore through crushing facilities where the output is weighed and sampled for assaying. The Company weighs the ore using a belt mounted weightometer to accurately measure the quantity of ore placed on the leach pad. The crushed ore is then transported to the leach pad for application of the leaching solution. As the leach solution is collected from the leach pads, it is continuously sampled for assaying. The quantity of leach solution is measured by flow meters throughout the leaching and precipitation process. After precipitation, the product is converted to doré, which is the final product produced by the mine. The inventory is stated at lower of cost or market, with cost being determined using a weighted average cost method.

The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that is expected to be extracted beyond twelve months is classified as non-current. Ore on leach pad is valued based on actual production costs incurred to produce and place ore on the leach pad, less costs allocated to minerals recovered through the leach process.

The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates, which are inherently inaccurate due to the nature of the leaching process. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon metallurgical test column estimates. The assumptions that will be used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company will periodically review its estimates compared to actual experience and revise its estimates when appropriate. As operations begin, the Company will not have any actual experience as a basis to compare estimates to and therefore will begin comparing estimates to actual results once the Company’s actual experiences have a sufficiently predictive quality. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis.

Property, Plant, Equipment and Mineral Interests

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

Property, plant, equipment and mineral interests are stated at the lower of cost or net realizable value less accumulated depreciation. Depreciation is provided by the straight-line method over the estimated service lives of the respective assets, which range from 0 to 30 years, and using the units-of-production method as follows:

Land	Not depreciated
Mineral property interests and claims	Units-of-production
Mine development	Units-of-production
Mine equipment	5 – 10 years
Buildings	12 – 30 years
Leasehold improvements	30 years
Vehicles	5 – 10 years
Computer equipment and software	3 years
Asset retirements costs	Units-of-production
Capitalized interest	Units-of-production

The Company has instituted a policy that all property, plant, and equipment, not related to the actual mine development, acquired for an amount over $3,000 will be capitalized and all property, plant and equipment purchased for under this threshold will be expensed as incurred. All property, plant, and equipment related to the mine development was capitalized.

Once production has commenced, the capitalization of certain mine construction costs ceases and expenditures are either variable production costs as a component of inventory or expensed as incurred. Exceptions include costs incurred for additions or improvements to property, plant, equipment and mineral interests. If mineral interests are subsequently abandoned or impaired, any capitalized costs will be charged to the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for that period.

A mine construction project is considered to have entered the production stage when the mine construction assets are available for use. At this point the Company will begin depletion of its assets as outlined in the above breakdown. In determining whether mine construction assets are considered available for use, the criteria considered include, but are not limited to, the following:

• Completion of a reasonable period of testing mine plant and equipment;

• Ability to produce minerals in saleable form (within specifications); and

• Ability to sustain ongoing production of minerals.

As at December 31, 2015, the Project was not considered to be in commercial production

Capitalized Interest

For significant exploration and development projects, interest is capitalized as part of the historical cost of developing and constructing assets in accordance with ASC 835-20 ("capitalization of interest"). Interest is capitalized until the asset is ready for service. Capitalized interest is determined by multiplying the Company’s weighted-average borrowing cost on general debt by the average amount of qualifying costs incurred. Once an asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depletion or impairment. See Note 8(vi) of the audited consolidated annual financial statements.

Asset Retirement Obligations

Asset retirement obligations (‘‘AROs’’) arise from the acquisition, development and construction of mining properties and plant and equipment due to government controls and regulations that protect the environment on the closure and reclamation of mining properties. The major parts of the carrying amount of AROs relate to tailings and heap leach pad closure and rehabilitation, demolition of buildings and mine facilities, ongoing water treatment and ongoing care and maintenance of closed mines. The Company recognizes an ARO at the time the environmental disturbance occurs. When the ARO provision is recognized, the corresponding cost is capitalized to property, plant, equipment and mineral interests and depreciated over the life of the related assets.

The timing of the actual environmental remediation expenditures is dependent on a number of factors such as the life and nature of the asset, the operating license conditions and the environment in which the mine operates. Reclamation provisions are measured at the expected value of future cash flows discounted to their present value using a credit adjusted risk-free interest rate. AROs are adjusted each period to reflect the passage of time (accretion). Accretion expense is recorded in cost of sales each period. Upon settlement of an ARO, the Company records a gain or loss if the actual cost differs from the carrying amount of the ARO. Settlement gains/losses are recorded in the consolidated statements of income (loss).

Expected ARO is updated to reflect changes in facts and circumstances. The principal factors that can cause the ARO to change are the construction of new processing facilities, changes in the quantities of material in proven and probable mineral reserves and a corresponding change in the life-of-mine plan, changing ore characteristics that impact required environmental protection measures and related costs, changes in water quality that impact the extent of water treatment required and changes in laws and regulations governing the protection of the environment.

Each reporting period, provisions for AROs are re-measured to reflect any changes to significant assumptions, including the amount and timing of expected cash flows and credit adjusted risk-free interest rates. Changes to the reclamation provision resulting from changes in estimate are added to or deducted from the cost of the related asset, except where the reduction of the reclamation provision exceeds the carrying value of the related assets in which case the asset is reduced to nil and the remaining adjustment is recognized in the consolidated statements of income (loss).

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

The non-controlling interest in permanent equity represents the portion of the non-controlling interest that is not convertible. Please refer to Note 8(vii) of the audited consolidated annual financial statements for complete details of how the transaction has been accounted for.

Derivative Liabilities

Derivative liabilities consist of the derivative liabilities related to the convertible debentures and derivative liabilities related to the share purchase warrants related to the June 2015 Loan.

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

The ASU will be effective for periods beginning after December 15, 2015, for public companies. Early adoption is permitted, including adoption in an interim period. The Company will adopt the ASU effective January 1, 2016.

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

The ASU will be effective for periods beginning after December 15, 2015, for public companies. Early adoption is permitted, including adoption in an interim period. The Company has adopted the ASU for the December 31, 2015 year end.

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

The ASU will be effective for periods beginning after December 15, 2016, for public companies. Early adoption is permitted, including adoption in an interim period. The Company assessed the impact of this new standard and adopted the new standard effective October 1, 2015. As the Company had a small inventory balance, the impact of the adoption of the new standard was immaterial.

(v)	In November 2015, FASB issued ASU 2015-17, Income taxes – Balance sheet classification of deferred taxes (Topic 740), which simplifies the requirement to classify deferred tax assets and liabilities as non-current and current on the statement of financial position to only having to classify the deferred tax assets and liabilities as non-current.

This update will come into effect for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company has assessed the impact of the new standard and has adopted it for the year ending December 31, 2015.

(vi)	In January 2016, FASB issued ASU 2016-01, Financial Instruments – Recognition and measurement of financial assets and financial liabilities (Subtopic 825-10) which updates several aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendments are as follows:

1.	Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

2.	Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value

3.	Eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities.

4.	Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.

5.	Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

6.	Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

7.	Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements.

8.	Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

The ASU will be effective for periods beginning after December 15, 2017, for public companies. The Company is assessing the impact of this standard.

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

Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to US Dollar deposits held in Canadian financial institutions. As of December 31, 2015 and 2014, the Company’s cash balances held in United States and Canadian financial institutions include $37,587,311 and $91,407,644 respectively, which are not fully insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

Interest Rate Risk

The Company holds 63% of its cash in bank deposit accounts with a single major financial institution. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash balances during the year ended December 31, 2015, a 1% decrease in interest rates would have reduced the interest income for 2015 to a trivial amount.

Foreign Currency Exchange Risk

Certain purchases of labour are denominated in Canadian dollars. As a result, currency exchange fluctuations may impact the costs of our operations. Specifically, the appreciation of the Canadian dollar against the U.S. dollar may result in an increase in the Canadian operating expenses in U.S. dollar terms. As of December 31, 2015, the Company maintained the majority of its cash balance in U.S. dollars. The Company currently does not engage in any currency hedging activities.

Commodity Price Risk

The Company’s primary business activity is the development of the open pit, gold and silver, heap leach project on the Property. Decreases in the price of either of these metals from current levels has the potential to negatively impact thefuture viability of the Project. .

Refer also to Item 1A. Risk Factors above.

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements of the Company and the notes thereto are attached to this report following the signature page and Certifications.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Subsequent to year-end, the Company went through a bidding process for its auditor. The audit committee recommended a change to PricewaterhouseCoopers Inc. located in Vancouver, BC. The Board is reviewing this recommendation.

Item 9A. Controls and Procedures.

Disclosure controls and procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2015, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

An evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of the end of the reporting period covered by this report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures, including controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management (including our CEO and CFO), were effective as of December 31, 2015, in assuring them in a timely manner that material information required to be disclosed in this report has been properly recorded, processed, summarized and reported.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have effective internal control over financial reporting as of December 31, 2015, based on these criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control.

There were changes made in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the fiscal year ended December 31, 2015. The Company hired a US tax expert to prepare the Company’s deferred tax calculations and review the Company’s tax returns. The Company hired the expert in response to a material weakness identified as at December 31, 2014 in the area of deferred taxes.

Item 9B. Other Information

None.

PART III

Information with respect to Items 10 through 14 is set forth in the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2016 and is incorporated herein by reference. If the definitive Proxy Statement cannot be filed on or before April 30, 2016, the issuer will instead file an amendment to this Form 10-K disclosing the information with respect to Items 10 through 14.

PART IV

Item 15. Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing
3.1	Notice of Articles	Filed herewith

3.2	Articles	Incorporated by reference to Exhibit 3.2 to the Form 8-K of the Company, filed with the SEC on September 2, 2010

10.1	Amendment to Pledge Agreement between the Company, Golden Queen Mining Holdings Inc., Golden Queen Mining Canada Ltd., The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009 and Jonathan C. Clay dated February 27, 2015	Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company, filed with the SEC on May 11, 2015

10.2	Amended and Restated Term Loan Agreement dated June 8, 2015 among the Company, The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009, EHT, LLC, Harris Clay, and The Clay Family 2009 Irrevocable Trust Dated April 14, 2009	Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company, filed with the SEC on June 9, 2015

10.3	Amended and Restated Guaranty dated June 8, 2015 among Golden Queen Mining Holdings Inc., Golden Queen Mining Canada Ltd., The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009, EHT, LLC, Harris Clay and The Clay Family 2009 Irrevocable Trust Dated April 14, 2009	Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company, filed with the SEC on June 9, 2015

10.4	Amended and Restated Pledge Agreement dated June 8, 2015 among the Company, Golden Queen Mining Holdings Inc., Golden Queen Mining Canada Ltd., The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009, EHT, LLC, Harris Clay and The Clay Family 2009 Irrevocable Trust Dated April 14, 2009	Incorporated by reference to Exhibit 10.3 to the Form 8-K of the Company, filed with the SEC on June 9, 2015

10.5	Amended and Restated Registration Rights Agreement dated June 8, 2015 among the Company, The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009, EHT, LLC, Harris Clay and The Clay Family 2009 Irrevocable Trust Dated April 14, 2009	Incorporated by reference to Exhibit 10.4 to the Form 8-K of the Company, filed with the SEC on June 9, 2015

10.6	Amended and Restated Option Agreement dated June 8, 2015 among Gauss LLC, Gauss Holdings LLC, Auvergne, LLC, The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009, EHT, LLC, Harris Clay, The Clay Family 2009 Irrevocable Trust Dated April 14, 2009, Golden Queen Mining Canada Ltd. and Golden Queen Mining Holdings Inc.	Incorporated by reference to Exhibit 10.5 to the Form 8-K of the Company, filed with the SEC on June 9, 2015

10.7	Indemnity Agreement between the Company and the Clay Family Holders dated June 8, 2015	Incorporated by reference to Exhibit 10.6 to the Form 8-K of the Company, filed with the SEC on June 9, 2015

10.8	Form of Share Purchase Warrants of the Company dated June 8, 2015	Incorporated by reference to Exhibit 10.7 to the Form 8-K of the Company, filed with the SEC on June 9, 2015

10.9	Mining Lease dated April 22, 1986 between the Company, Southwestern Refining Corporation, and Claude and Mary J.Birtle, and amendment dated March 23, 2007.	Incorporated by reference to Exhibit 10.2 to the Form 10-K/A of the Company, filed with the SEC on January 14, 2011

10.10	Convertible Debenture dated July 26, 2013 issued by the Company to Jonathan C. Clay.	Incorporated by reference to Exhibit 10.3 to the Form 10-K of the Company, filed with the SEC on March 16, 2015

10.11	Convertible Debenture dated July 25, 2014 issued by the Company to Landon T. Clay 2013-14 Annuity Trust.	Incorporated by reference to Exhibit 10.3 to the Form 10-K of the Company, filed with the SEC on March 16, 2015

10.12	Convertible Debenture dated July 25, 2014 issued by the Company to Landon T. Clay.	Incorporated by reference to Exhibit 10.3 to the Form 10-K of the Company, filed with the SEC on March 16, 2015

10.13	2013 Stock option plan of the Company.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 24, 2013

10.14	Employment Agreement dated September 18, 2013 between the Company and Andree St-Germain.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed with the SEC on May 12, 2014

10.15	Transaction Agreement among the Company, Golden Queen Mining Company, Inc., Gauss LLC, Gauss Holdings LLC, and Auvergne, LLC dated June 8, 2014.	Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company, filed with the SEC on June 12, 2014

10.16	Standby Purchase Agreement among the Company, Gauss Holdings LLC and Auvergne, LLC dated June 8, 2014.	Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company, filed with the SEC on June 12, 2014

10.17	Registration Rights Agreement between the Company and Gauss Holdings LLC dated June 8, 2014.	Incorporated by reference to Exhibit 10.3 to the Form 8-K of the Company, filed with the SEC on June 12, 2014

10.18	Registration Rights Agreement between the Company and Auvergne, LLC dated June 8, 2014.	Incorporated by reference to Exhibit 10.4 to the Form 8-K of the Company, filed with the SEC on June 12, 2014

10.19	Amended and Restated Limited Liability Company Agreement between the Company, Golden Queen Mining Company, LLC, Gauss LLC, and Golden Queen Mining Holdings, Inc. dated September 15, 2014.	Incorporated by reference to Exhibit 10.5 to the Form 8-K of the Company, filed with the SEC on September 16, 2014

10.20	Term Loan Agreement between the Company, The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009 and Harris Clay dated December 31, 2014.	Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed with the SEC on December 31, 2014

10.21	Guaranty between Golden Queen Mining Holdings, Inc., The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009 and Harris Clay dated December 31, 2014.	Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company filed with the SEC on December 31, 2014

10.22	Pledge Agreement between the Company and Golden Queen Mining Holdings, Inc. in favor of The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009 and Harris Clay dated December 31, 2014.	Incorporated by reference to Exhibit 10.3 to the Form 8-K of the Company filed with the SEC on December 31, 2014

10.23	Registration Rights Agreement between the Company, The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009 and Harris Clay dated December 31, 2014.	Incorporated by reference to Exhibit 10.4 to the Form 8-K of the Company filed with the SEC on December 31, 2014

10.24	Option Agreement between Golden Queen Mining Holdings Inc., Gauss LLC, Gauss Holdings LLC, Auvergne, LLC, The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009 and Harris Clay dated December 31, 2014.	Incorporated by reference to Exhibit 10.5 to the Form 8-K of the Company filed with the SEC on December 31, 2014

21.1	Subsidiaries of the Company.	Filed herewith

23.1	Consent of BDO Canada LLP	Filed herewith

23.2	Consent of Kappes, Cassiday & Associates	Filed herewith

23.3	Consent of Norwest Corporation	Filed herewith

23.4	Consent of Mine Development Associates	Filed herewith

23.5	Consent of Peter A. Ronning	Filed herewith

23.6	Consent of Carl E. Defilippi	Filed herewith

23.7	Consent of Sean Ennis	Filed herewith

23.8	Consent of Michael M. Gustin	Filed herewith

31.1	Rule 13a-14(a)/15(d)-14(a) Certification (CEO)	Filed herewith

31.2	Rule 13a-14(a)/15(d)-14(a) Certification (CFO)	Filed herewith

32.1	Section 1350 Certification (CEO)	Filed herewith

32.2	Section 1350 Certification (CFO)	Filed herewith

95	Mine Safety Disclosure	Filed herewith

101	Financial Statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2015, formatted in XBRL	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN QUEEN MINING CO. LTD.

By:	/s/ Thomas M. Clay
Thomas M. Clay
Chairman and Principal Executive Officer

Date: March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Clay	Chairman, Principal Executive Officer and Director	March 30, 2016
Thomas Clay

/s/ Bryan A. Coates	Director	March 30, 2016
Bryan A. Coates

/s/ Guy Le Bel	Director	March 30, 2016
Guy Le Bel

/s/ Bernard Guarnera	Director	March 30, 2016
Bernard Guarnera

/s/ Andrée St-Germain	Principal Financial Officer	March 30, 2016
Andrée St-Germain

Golden Queen Mining Co. Ltd.

Consolidated Financial Statements

December 31, 2015

(US Dollars)

Tel: 604 688 5421 Fax: 604 688 5132 www.bdo.ca	BDO Canada LLP 600 Cathedral Place 925 West Georgia Street Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Golden Queen Mining Co. Ltd.

We have audited the accompanying consolidated balance sheets of Golden Queen Mining Co. Ltd. as of December 31, 2015 and 2014 and the related consolidated statements of income/(loss) and comprehensive income / (loss), shareholders’ equity, non-controlling interest and redeemable portion of non-controlling interest, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Queen Mining Co. Ltd. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company as of December 31, 2015 on a non-consolidated basis currently does not have sufficient funds to repay a $37,500,000 loan that will come due in December 2016. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to this matter is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 15 to the financial statements, the consolidated financial statements as of December 31, 2014 and for the year then ended have been restated to correct a misstatement in the accounting for deferred income taxes.

(signed) BDO CANADA LLP

Chartered Professional Accountants

Vancouver, Canada

March 30, 2016

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

GOLDEN QUEEN MINING CO. LTD.

Consolidated Balance Sheets

(US dollars)

	December 31,	December 31,
	2015	2014
Assets		(Restated – Note 15)
Current assets:
Cash ($31,531,853 and $83,282,403 attributable to VIE)	$37,587,311	$91,407,644
Receivables ($18,238 and $20,286 attributable to VIE)	23,962	52,136
Inventory (Note 2) ($1,852,359 and $Nil attributable to VIE)	1,852,359	-
Ore on leach pad (Note 2) ($83,240 and $Nil attributable to VIE)	83,240	-
Prepaid expenses and other current assets ($388,854 and $58,503 attributable to VIE)	432,353	114,625
Total current assets	39,979,225	91,574,405

Property, plant, equipment and mineral interests (Note 3) ($123,432,990 and $35,022,850 attributable to VIE)	128,562,572	37,389,601
Reclamation financial assurance (Note 6) ($902,382 and $ 553,329 attributable to VIE)	902,382	553,329
Total Assets	$169,444,179	$129,517,335
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 8(i)) ($3,239,935 and $3,231,870 attributable to VIE)	$3,258,692	$3,309,476
Interest payable (Note 8(ii) and (iii))	969,645	320,721
Financing fee payable (Note 8(iii))	-	250,000
Notes payable (Note 8(iii))	36,053,012	13,881,305
Current portion of loan payable (Note 12) ($4,942,716 and $222,839 attributable to VIE)	4,942,716	222,839
Derivative liability – Warrants (Note 8(iv))	2,498,269	-
Derivative liability–Convertible debentures (Note 8(ii))	-	1,829,770
Convertible debenture (Note 8(ii))	-	6,649,967
Total current liabilities	47,722,334	26,464,078
Asset retirement obligations (Note 6) ($978,453 and $624,142 attributable to VIE)	978,453	624,142
Loan payable (Note 12) ($13,430,107 and $690,293 attributable to VIE)	13,430,107	690,293
Deferred tax liability (Notes 4 and 15)	12,922,000	12,922,000

Total liabilities	75,052,894	40,700,513

Temporary Equity
Redeemable portion of non-controlling interest (Note 8(vii))	27,123,741	22,833,645
Shareholders’ Equity
Common shares, no par value, unlimited shares authorized (2014 -unlimited); 99,928,683 (2014 – 99,778,683) shares issued and outstanding (Note 5)	62,860,443	62,709,015
Additional paid-in capital	43,627,511	43,468,510
Deficit accumulated	(79,906,021)	(74,444,816)

Total shareholders’ equity attributable to GQM Ltd.	26,581,933	31,732,709
Non-controlling interest (Note 8(vii))	40,685,611	34,250,468

Total Shareholders’ Equity	67,267,544	65,983,177
Total Liabilities, Temporary Equity and Shareholders’ Equity	$169,444,179	$129,517,335

Basis of Presentation and Ability to Continue as a Going Concern (Note 1)

Commitments and Contingencies (Note 7)

Subsequent Events (Note 14)

Approved by the Directors:

“Thomas M. Clay”	“Bryan A. Coates”
Thomas M. Clay, Director	Bryan A. Coates, Director

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss)

(US dollars)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013

General and administrative expenses	(4,615,532)	(4,984,750)	(2,532,279)
Asset impairment loss	-	-	(2,522)
Change in fair value of derivative liability including change in foreign exchange (Notes 8(ii) and 8(iv))	3,334,224	1,004,217	5,385,660
	(1,281,308)	(3,980,533)	2,850,859

Interest expense (Note 8(vi))	(4,507,268)	(1,493,034)	(888,026)
Loss on extinguishment of debt (Note 8(iii))	(151,539)	-	-
Financing fee (Note 8(iii))	(1,500,000)
Joint-venture transaction fee (Note 8(vii))	-	(2,275,000)	-
Commitment fee (Note 8(vii))	-	(2,250,000)	-
Interest income	204,149	126,884	15,181
Net and comprehensive income (loss) for the year	(7,235,966)	(9,871,683)	1,978,014
Deduct: Net and comprehensive loss attributable to the non-controlling interest for the year (Note 8(vii))	1,774,761	1,402,479	-
Net and comprehensive income (loss) attributable to Golden Queen Mining Co Ltd. for the year	$(5,461,205)	$(8,469,204)	$1,978,014
Income (loss) per share - basic (Note 11)	$(0.05)	$(0.09)	$0.02
Income (loss) per share - diluted (Note 11)	$(0.05)	$(0.09)	$(0.01)

Weighted average number of common shares outstanding - basic	99,893,341	99,611,278	98,390,561
Weighted average number of common shares outstanding - diluted	99,893,341	99,611,278	102,737,593

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Consolidated Statements of Shareholders’ Equity, Non-controlling Interest and Redeemable Portion of Non-controlling Interest

(US dollars)

	Common Shares	Amount	Additional Paid-in Capital (Restated – Note 15)	Deficit Accumulated	Total Shareholders’ Equity attributable to GQM Ltd (Restated – Note 15)	Non-controlling Interest	Total Shareholders’ Equity (Restated)	Redeemable Portion of Non- controlling Interest
Balance, December 31, 2012	97,998,383	$61,959,471	$8,407,935	$(67,953,626)	$2,413,780	$-	$2,413,780	$-
Issuance of common shares for mineral property interests	15,000	22,568	-	-	22,568	-	22,568	-
Stock options exercised	1,220,000	307,363	-	-	307,363	-	307,363	-
Stock-based compensation	-	-	271,137	-	271,137	-	271,137	-
Reclassification of derivative liability on the exercise of stock options	-	-	910,054	-	910,054	-	910,054	-
Reclassification of derivative liability upon conversion of exercise price of stock (Note 10)options from Canadian dollars to US dollars	-	-	338,016	-	338,016	-	338,016	-
Net income for the year	-	-	-	1,978,014	1,978,014	-	1,978,014	-
Balance, December 31, 2013	99,233,383	$62,289,402	$9,927,142	$(65,975,612)	$6,240,932	$-	$6,240,932	$-
Issuance of common shares for mineral property interests	15,300	24,480	-	-	24,480	-	24,480	-
Stock options exercised	530,000	395,133	(283,712)	-	111,421	-	111,421	-
Stock-based compensation	-	-	233,672	-	233,672	-	233,672	-
Dilution of ownership interest in subsidiary to non-controlling interest (Note 8(vii))	-	-	46,513,408	-	46,513,408	38,091,955	84,605,363	25,394,637
Deferred tax liability related to the dilution gain (Note 8(vii)	-	-	(12,922,000)	-	(12,922,000)	-	(12,922,000)	-
Distributions to non-controlling interest	-	-	-	-	-	(3,000,000)	(3,000,000)	(2,000,000)
Net loss for the year	-	-	-	(8,469,204)	(8,469,204)	(841,487)	(9,310,691)	(560,992)
Balance, December 31, 2014 (Restated – Note 15)	99,778,683	$62,709,015	$43,468,510	$(74,444,816)	$31,732,709	$34,250,468	$65,983,177	$22,833,645

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Consolidated Statements of Shareholders’ Equity, Non-controlling Interest and Redeemable Portion of Non-controlling Interest – Continued

(US dollars)

	Common Shares	Amount	Additional Paid-in Capital (Restated – Note 15)	Deficit Accumulated	Total Shareholders’ Equity attributable to GQM Ltd (Restated – Note 15)	Non-controlling Interest	Total Shareholders’ Equity (Restated – Note 15)	Redeemable Portion of Non- controlling Interest
Balance, December 31, 2014 (Restated – Note 15)	99,778,683	$62,709,015	$43,468,510	$(74,444,816)	$31,732,709	$34,250,468	$65,983,177	$22,833,645
Issuance of common shares as part of management agreement (Note 5)	150,000	151,428	-	-	151,428	-	151,428	-
Stock-based compensation	-	-	159,001	-	159,001	-	159,001	-
Capital contribution from non-controlling interest (Note 8(vii))	-	-	-	-	-	7,500,000	7,500,000	5,000,000
Net loss for the year	-	-	-	(5,461,205)	(5,461,205)	(1,064,857)	(6,526,062)	(709,904)
Balance, December 31, 2015	99,928,683	$62,860,443	$43,627,511	$(79,906,021)	$26,581,933	$40,685,611	$67,267,544	$27,123,741

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Consolidated Statements of Cash Flows

(US dollars)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Operating activities:
Net income (loss) for the year	$(7,235,966)	$(9,871,683)	$1,978,014
Adjustments to reconcile net income (loss) to cash used in operating activities:
Donated land	-	34,378	-
Amortization and depreciation	28,625	34,789	9,688
Asset impairment loss	-	-	2,522
Amortization of debt discount and interest accrual	4,225,311	1,489,682	888,026
Change in fair value of derivative liabilities including change in foreign exchange	(3,334,224)	(1,004,217)	(5,385,660)
Stock-based compensation	159,001	233,672	475,263
Non-cash consulting expense	151,428	-	-
Financing fee related to long-term debt	1,500,000	-	-
Loss on extinguishment of debt	151,539	-	-
Foreign exchange gain	(839,849)	(504,539)	(137,790)
Changes in assets and liabilities:
Receivables	28,174	(38,350)	3,186
Inventory	(1,852,359)	-	-
Ore on leach pad	(83,240)	-	-
Prepaid expenses and other current assets	(317,728)	(51,674)	18,897
Accounts payable and accrued liabilities	188,623	(329,523)	386,666
Interest payable	(951,445)	(1,145,786)	-
Cash used in operating activities	(8,182,110)	(11,153,251)	(1,761,188)
Investment activities:
Additions to property, plant, equipment and mineral interests	(68,956,621)	(21,624,355)	(7,117,996)
Purchase of financial assurance	(349,053)	(74,590)	(139,663)

Cash used in investing activities	(69,305,674)	(21,698,945)	(7,257,659)
Financing activities:
Investment in Golden Queen Mining Company LLC by non-controlling interest	12,500,000	110,000,000	-
Distribution to non-controlling interest	-	(5,000,000)	-
Proceeds from convertible debt	-	-	9,710,603
Borrowing under long-term debt	25,000,000	32,500,000	-
Repayment of short-term debt	(2,500,000)	(17,500,000)	-
Financing fees related to short-term debt	(1,500,000)	(868,695)	-
Repayment of convertible debentures	(7,675,000)	-	-
Repayment of loans payable	(1,907,549)	(13,408)
Financing fees related to short-term debt capitalized to the loan	(250,000)	-	-
Issuance of common shares upon exercise of stock options	-	111,421	307,363
Cash provided by financing activities	23,667,451	119,229,318	10,017,966
Net change in cash	(53,820,333)	86,377,122	999,119
Cash, Beginning balance	91,407,644	5,030,522	4,031,403
Cash, Ending balance	$37,587,311	$91,407,644	$5,030,522

Supplementary Disclosures of Cash Flow Information (Note 9)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

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

These consolidated financial statements include the accounts of Golden Queen, a British Columbia corporation, its wholly-owned subsidiary, GQM Holdings, a US (State of California) corporation, and GQM LLC, a limited liability company in which Golden Queen has a 50% interest, through GQM Canada’s ownership of GQM Holdings. GQM LLC meets the definition of a Variable Interest Entity (“VIE”). Golden Queen has determined it is the member of the related party group that is most closely associated with GQM LLC and, as a result, is the primary beneficiary who consolidates GQM LLC.

Generally Accepted Accounting Principles (“GAAP”) The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Cash and Cash Equivalents For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As at December 31, 2015 and 2014, the Company did not have any cash equivalents.

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

Inventory Inventories include stockpiles, in-process inventory, doré, and operating materials and supplies. The classification of inventory is determined by the stage at which the ore is in the production process. As at December 31, 2015, the Company had stockpiles, operating materials, supplies and spare parts. All inventories are stated at the lower of cost or market, with cost being determined using a weighted average cost method. Dore inventory includes product at the mine site. Dore inventory costs include direct labor, materials, depreciation, depletion and amortization as well as overhead costs relating to mining activities.

Ore on Heap Leach Pad The heap leach process extracts silver and gold by placing ore on an impermeable pad and applying a diluted cyanide solution that dissolves a portion of the contained silver and gold, which are then recovered in metallurgical processes. As at December 31, 2015, the Company had placed a small amount of ore on the heap leach pad but had not started placing leaching solution on the ore. The procedures and policies discussed below that pertain to more advanced stages will be applied once that specific process has been reached.

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(US dollars)

The Company uses several integrated steps to scientifically measure the metal content of ore placed on the leach pads. As the ore body is drilled in preparation for the blasting process, samples are taken of the drill residue which are assayed to determine estimated quantities of contained metal. The Company then processes the ore through crushing facilities where the output is weighed and sampled for assaying. The Company weighs the ore using a belt mounted weightometer to accurately measure the quantity of ore placed on the leach pad. The crushed ore is then transported to the leach pad for application of the leaching solution. As the leach solution is collected from the leach pads, it is continuously sampled for assaying. The quantity of leach solution is measured by flow meters throughout the leaching and precipitation process. After precipitation, the product is converted to doré, which is the final product produced by the mine. The inventory is stated at lower of cost or market, with cost being determined using a weighted average cost method.

The historical cost of the metal that is expected to be extracted within twelve months is classified as current and the historical cost of metals contained within the broken ore that is expected to be extracted beyond twelve months is classified as non-current. Ore on leach pad is valued based on actual production costs incurred to produce and place ore on the leach pad, less costs allocated to minerals recovered through the leach process.

The estimate of both the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates, which are inherently inaccurate due to the nature of the leaching process. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon metallurgical test column estimates. The assumptions that will be used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company will periodically review its estimates compared to actual experience and revise its estimates when appropriate. As operations begin, the Company will not have any actual experience as a basis to compare estimates to and therefore will begin comparing estimates to actual results once the Company’s actual experiences have a sufficiently predictive quality. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis.

Property, Plant, Equipment and Mineral Interests Costs related to the development of our mineral reserves are capitalized when it has been determined an ore body can be economically developed. An ore body is determined to be economically minable based on proven and probable reserves and when appropriate permits are in place. Major mine development expenditures are capitalized, including primary development costs such as costs of building access roads, heap leach pads, processing facilities, and infrastructure development. The Company also capitalizes additional development expenditures that are directly related to the development of the mine.

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

Property, plant, equipment and mineral interests are stated at the lower of cost or net realizable value less accumulated depreciation.

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(US dollars)

Depreciation is provided by the straight-line method over the estimated service lives of the respective assets, which range from 0 to 30 years, and using the units-of-production method as follows:

Land	Not depreciated
Mineral property interests and claims	Units-of-production
Mine development	Units-of-production
Mine equipment	5 – 10 years
Buildings	12 – 30 years
Leasehold improvements	30 years
Vehicles	5 – 10 years
Computer equipment and software	3 years
Asset retirements cost	Units-of-production
Capitalized interest	Units-of-production

The Company has instituted a policy that all property, plant, and equipment, not related to the actual mine development, acquired for an amount over $3,000 will be capitalized and all property, plant and equipment purchased for under this threshold will be expensed as incurred. All property, plant, and equipment related to the mine development was capitalized.

Once production has commenced, the capitalization of certain mine construction costs ceases and expenditures are either variable production costs as a component of inventory or expensed as incurred. Exceptions include costs incurred for additions or improvements to property, plant, equipment and mineral interests. If mineral interests are subsequently abandoned or impaired, any capitalized costs will be charged to the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for that period.

A mine construction project is considered to have entered the production stage when the mine construction assets are available for use. At this point the Company will begin depletion of its assets as outlined in the above breakdown. In determining whether mine construction assets are considered available for use, the criteria considered include, but are not limited to, the following:

•  Completion of a reasonable period of testing mine plant and equipment;

•  Ability to produce minerals in saleable form (within specifications); and

•  Ability to sustain ongoing production of minerals.

As at December 31, 2015, the Project was not considered to be in commercial production

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

Valuation of Long-lived Assets The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated undiscounted pre-tax future cash flows are less than the carrying amount of the asset. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on estimated quantities of recoverable minerals, expected silver and gold prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of mine plans.

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(US dollars)

Existing proven and probable reserves are included when determining the fair value of mine site asset groups at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of silver and gold that will be obtained after taking into account losses during ore processing and treatment. Estimates of recoverable minerals from exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those risk factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material could ultimately be mined economically. Assets classified as exploration potential have the highest level of risk that the carrying value of the asset can be ultimately realized, due to the still lower level of geological confidence and economic modeling.

Silver and gold prices are volatile and affected by many factors beyond the Company’s control, including prevailing interest rates and returns on other asset classes, expectations regarding inflation, speculation, currency values, governmental decisions regarding precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors may affect the key assumptions used in the Company’s impairment testing. Various factors could impact our ability to achieve forecasted production levels from proven and probable reserves. Additionally, production, capital and reclamation costs could differ from the assumptions used in the cash flow models used to assess impairment. Actual results may vary from the Company’s estimates and result in additional impairment charges.

Foreign Currency Translation The Company’s functional and reporting currency, the US dollar, is the primary economic currency. Assets and liabilities in foreign currencies are generally translated into US dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at exchange rates on the date of the transaction. Where amounts denominated in a foreign currency are converted into US dollars by remittance or repayment, the realized exchange differences are included in other income. The exchange rates prevailing at December 31, 2015, December 31, 2014 and December 31, 2013 were $1.38, $1.16, and $1.06 stated in Canadian dollars per one US dollar, respectively. The average rates of exchange during the year ended December 31, 2015, December 31, 2014 and December 31, 2013 were $1.28, $1.10 and $1.06, stated in Canadian dollars per one US dollar, respectively.

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

Asset Retirement Obligations Asset retirement obligations (‘‘AROs’’) arise from the acquisition, development and construction of mining properties and plant and equipment due to government controls and regulations that protect the environment on the closure and reclamation of mining properties. The major parts of the carrying amount of AROs relate to tailings and heap leach pad closure and rehabilitation, demolition of buildings and mine facilities, ongoing water treatment and ongoing care and maintenance of closed mines. The Company recognizes an ARO at the time the environmental disturbance occurs. When the ARO provision is recognized, the corresponding cost is capitalized to property, plant, equipment and mineral interests and depreciated over the life of the related assets.

The timing of the actual environmental remediation expenditures is dependent on a number of factors such as the life and nature of the asset, the operating license conditions and the environment in which the mine operates. Reclamation provisions are measured at the expected value of future cash flows discounted to their present value using a credit adjusted risk-free interest rate. AROs are adjusted each period to reflect the passage of time (accretion). Accretion expense is recorded in cost of sales each period. Upon settlement of an ARO, the Company records a gain or loss if the actual cost differs from the carrying amount of the ARO. Settlement gains/losses are recorded in the consolidated statements of income (loss).

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(US dollars)

Expected ARO is updated to reflect changes in facts and circumstances. The principal factors that can cause the ARO to change are the construction of new processing facilities, changes in the quantities of material in proven and probable mineral reserves and a corresponding change in the life-of-mine plan, changing ore characteristics that impact required environmental protection measures and related costs, changes in water quality that impact the extent of water treatment required and changes in laws and regulations governing the protection of the environment.

Each reporting period, provisions for AROs are re-measured to reflect any changes to significant assumptions, including the amount and timing of expected cash flows and credit adjusted risk-free interest rates. Changes to the reclamation provision resulting from changes in estimate are added to or deducted from the cost of the related asset, except where the reduction of the reclamation provision exceeds the carrying value of the related assets in which case the asset is reduced to nil and the remaining adjustment is recognized in the consolidated statements of income (loss).

Estimates The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and judgements have been made by Management in several areas including the accounting for the joint venture transaction and determination of the temporary and permanent non-controlling interest (Note 8(vii)), the recoverability of mineral properties expenditures, royalty obligations, inventory valuations, ore on heap leach pads, asset retirement obligations (Note 6),convertible debentures (Note 8(ii)) and derivative liability – warrants (Note 8(iv)). Actual results could differ from those estimates.

Fair Value of Financial Instruments The carrying amounts reported in the balance sheets for cash, receivables, accounts payable and accrued liabilities, interest payable, financing fee payable and reclamation financial assurance approximate fair values because of the immediate or short-term maturity of these financial instruments. The fair value of the short-term and long-term loans payable approximate their carrying values as the interest rates are based on the market rates. The market rates have remained steady for the loans payable during the past four quarters. The fair value of the short and long term portions of the notes payable approximates their carrying value and have been estimated based on discounted cash flows using interest rates being offered for similar debt instruments. The carrying amount of the notes payable are being recorded at amortized cost using the effective interest rate method.

As at December 31, 2015, the fair value of the convertible debt and the notes payable was $Nil (December 31, 2014: $7,972,993) and $32,972,361 (December 31, 2014: $13,351,649), respectively. These financial instruments were estimated using a discounted cash flow analysis based on an interest rate for a similar type of instrument without a conversion feature. The notes payable does not have a conversion feature but rather are bifurcated out due to the warrant liability. The embedded derivatives in connection with the share purchase warrants are being recorded at their fair values using an acceptable valuation model at each reporting period.

Income Taxes The Company follows the asset and liability method of accounting for income taxes whereby the deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. If it is determined that the realization of a future tax benefit is not more likely than not, the Company establishes a valuation allowance.

Stock Option Plan The Company’s current stock option plan (the “Plan”) was adopted by the Company in 2013 and approved by shareholders of the Company in 2013. The Plan provides a fixed number of 7,200,000 common shares of the Company that may be issued pursuant to the grant of stock options. The exercise price of stock options granted under the Plan shall be determined by the Company’s Board of Directors (the “Board”), but shall not be less than the volume-weighted, average trading price of the Company’s shares on the TSX for the five trading days immediately prior to the date of the grant. The expiry date of a stock option shall be the date so fixed by the Board subject to a maximum term of five years. The Plan provides that the expiry date of the vested portion of a stock option will be the earlier of the date so fixed by the Board at the time the stock option is awarded and the early termination date (the “Early Termination Date”). The Early Termination Date will be the date the vested portion of a stock option expires following the option holder ceasing to be a director, employee or consultant, as determined by the Board at the time of grant, or in the absence thereof at any time prior to the time the option holder ceases to be a director, employee or consultant, in accordance with and subject to the provisions of the Plan. All options granted under the 2013 Plan will be subject to such vesting requirements as may be prescribed by the TSX, if applicable, or as may be imposed by the Board. A total of 1,070,000 (December 31, 2014 – 750,000) common shares were issuable pursuant to such stock options as at December 31, 2015.

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

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

Non-Controlling Interest The non-controlling interest balance consists of equity in GQM LLC not attributable, directly or indirectly, to Golden Queen.  GQM LLC meets the definition of a Variable Interest Entity (“VIE”). Golden Queen has determined it is the member of the related party group that is most closely associated with GQM LLC and, as a result, is the primary beneficiary who consolidates GQM LLC. The non-controlling interest has been classified into two categories; permanent equity and temporary equity.

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

The non-controlling interest in permanent equity represents the portion of the non-controlling interest that is not convertible. Please refer to Note 8(vii) of the audited consolidated annual financial statements for complete details of how the transaction has been accounted for.

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

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

The ASU will be effective for periods beginning after December 15, 2015, for public companies. Early adoption is permitted, including adoption in an interim period. The Company will adopt the ASU effective January 1, 2016.

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

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(US dollars)

The ASU will be effective for periods beginning after December 15, 2015, for public companies. Early adoption is permitted, including adoption in an interim period. The Company has adopted the ASU for the December 31, 2015 year end.

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

The ASU will be effective for periods beginning after December 15, 2016, for public companies. Early adoption is permitted, including adoption in an interim period. The Company assessed the impact of this new standard and adopted the new standard effective October 1, 2015. As the Company had a small inventory balance, the impact of the adoption of the new standard was immaterial.

(v)	In November 2015, FASB issued ASU 2015-17, Income taxes – Balance sheet classification of deferred taxes (Topic 740), which simplifies the requirement to classify deferred tax assets and liabilities as non-current and current on the statement of financial position to only having to classify the deferred tax assets and liabilities as non-current.

This update will come into effect for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company has assessed the impact of the new standard and has adopted the standard for the December 31, 2015 year end.

(vi)	In January 2016, FASB issued ASU 2016-01, Financial Instruments – Recognition and measurement of financial assets and financial liabilities (Subtopic 825-10) which updates several aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendments are as follows:

1.	Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
2.	Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value
3.	Eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities.
4.	Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.
5.	Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.
6.	Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.
7.	Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements.
8.	Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

The ASU will be effective for periods beginning after December 15, 2017, for public companies. The Company is assessing the impact of this standard.

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(US dollars)

1.	Basis of Presentation and Ability to Continue as a Going Concern

The Company has had no revenues from operations since inception and as at December 31, 2015 had accumulated deficit of $79,906,021 (December 31, 2014 - $74,444,816) and working capital deficit of $7,743,109 (December 31, 2014 –working capital of $65,110,327).

At the Project level, GQM LLC is a going concern as it has sufficient funds to meet its contractual obligations for the next twelve months. On a non-consolidated basis, the ability of Golden Queen to obtain financing for its ongoing activities and repay its obligations, thus maintaining its solvency, or to fund its attributable portion of capital requirements under the joint venture, is dependent on equity market conditions, the market for precious metals, and the willingness of other parties to lend this entity money. Golden Queen has related party outstanding loans totalling $38,681,507 plus accrued interest that will come due in December 2016.

Golden Queen, on a non-consolidated basis, currently does not have sufficient funds to repay the $37,500,000 loan plus accrued interest at the issuance date of the consolidated financial statements. However, in order to secure the necessary funds to meet this upcoming obligation and mitigate the going concern issue, management is actively exploring several options including debt financing and equity offering.

While Golden Queen has been successful at certain of these efforts in the past, there can be no assurance that future efforts will be successful. This raises substantial doubt about this entity’s ability to continue as a going concern.

The Company’s access to the net assets of GQM LLC is determined by the Board of Managers of GQM LLC. The Board of Managers is not controlled by the Company and therefore there is no guarantee that any access to the net assets of GQM LLC would be provided to the Company in order to continue as a going concern. The Board of Managers of GQM LLC determine when and if distributions from GQM LLC are made to the holders of its membership units at their sole discretion. Please refer to Note 16 for non-consolidated balance sheets, statements of income/(loss) and comprehensive income/(loss) and statements of cash flows for GQM Ltd.

These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Inventory and Ore on Heap Leach Pad

	December 31, 2015	December 31, 2014

Stockpile inventory	$1,259,669	$-
Supplies and spare parts	592,690	-
	$1,852,359	$-

Ore on heap leach pad:
Current	$83,240	-

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(US dollars)

3.	Property, Plant, Equipment and Mineral Interests

	December 31, 2015	December 31, 2014

Land	$109,600	$109,600
Mineral property interests and claims	4,458,744	3,299,319
Mine development	86,038,407	29,609,116
Mining equipment	25,425,661	1,167,872
Buildings	5,691,335	378,260
Leasehold improvements	51,030	46,402
Computer equipment and software	218,822	72,509
Vehicles	978,573	204,640
Asset retirement costs	626,878	272,567
Capitalized interest	5,174,846	2,412,015
Less:
Accumulated depreciation, depletion and Amortization expensed	(211,324)	(182,699)
	$128,562,572	$37,389,601

During the year ended December 31, 2015, the Company capitalized depreciation of $2,255,056 (2014 - $126,631) relating to assets used in the development of the mine.

The Company is capitalizing a portion of the interest expense related to the convertible debenture and notes payable  in accordance with its accounting policy. See Note 8 (vi) –Amortization of Discounts and Interest Expense.

4.	Income Taxes

The tax effects of the temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows:

	2015	2014 (Restated)
Deferred Tax Assets / (Liabilities):
Net operating and capital losses	$10,944,000	$12,051,000
Un-deducted interest	823,000	-
Other items	124,000	569,000
Reorganization costs	47,000	-
Foreign exchange (gain) loss	(127,000)	(186,000)
Financing costs	444,000	-
Investment in GQM LLC	(12,922,000)	(12,922,000)
Valuation allowance	(12,255,000)	(12,434,000)

Deferred tax liabilities	$(12,922,000)	$(12,922,000)

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(US dollars)

4.	Income Taxes

The annual tax benefit (provision) is different from the amount provided by applying the statutory federal income tax rate to our pre-tax income (loss). The reason for the differences are:

	December 31, 2015	December 31, 2014 (Restated)	December 31, 2013
Income tax (benefit) provision at Canadian statutory rate	$(1,733,000)	$(2,567,000)	$509,000
Foreign income taxes at other than Canadian statutory rate	(841,000)	(638,000)	(125,000)
Change in fair value of derivative liability	(867,000)	(288,000)	(1,271,000)
Non-deductible accretion and other	839,000	80,000	204,000
Non-deductible stock-based compensation	41,000	67,000	119,000
Non-taxable effect on foreign exchange	407,000	175,000	(17,000)
Permanent differences, other	50,000	1,458,000	-
Non-controlling Interest	838,000	561,000	-
Change in statutory rate	-	(322,000)	(64,000)
Adjustment due to change in estimates	1,265,000	-	72,000
Increase (decrease) in valuation allowance	1,000	1,474,000	573,000
Tax (benefit) provision	$-	$-	$-

Included in the increase in valuation allowance is tax-affected $180,000 (2014 - $705,000, 2013 - $2,045,000) relating to the expiry of losses.

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income or loss. As management of the Company does not currently believe that the Company will receive the benefit of this asset, a valuation allowance equal to certain net deferred tax assets has been established at both December 31, 2015 and 2014.

As at December 31, 2015, the Company had net operating loss carry-forwards available to reduce taxable income in future years as follows:

Country	Amount	Expiration Dates

United States – Federal	$23,618,000	2018 - 2034
Canada (C$)	$5,863,000	2026 - 2034

These consolidated financial statements do not reflect the potential effect on future income taxes of the application of these losses.

The Company has evaluated its tax positions for the years ended December 31, 2015 and 2014 and determined that it has no uncertain tax positions requiring financial statement recognition.

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

Years Ended December 31, 2015, 2014 and 2013

(US dollars)

5.	Share Capital

The Company’s common shares outstanding are no par value, voting shares with no preferences or rights attached to them.

Common shares – 2015

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

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(US dollars)

5.	Share Capital – Continued

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

The following is a summary of stock option activity during the years ended December 31, 2015, 2014 and 2013:

	Shares	Weighted Average Exercise Price per Share
Options outstanding, December 31, 2012	1,800,000	$0.24
Options issued	800,000	$1.28
Options exercised	(1,220,000)	$0.21
Options outstanding, December 31, 2013	1,380,000	$0.87
Options exercisable, December 31, 2013	880,000	$0.68

Options outstanding, December 31, 2013	1,380,000	$0.87
Options exercised	(530,000)	$0.21
Options forfeited	(100,000)	$1.16
Options outstanding, December 31, 2014	750,000	$1.29
Options exercisable, December 31, 2014	750,000	$1.29

Options outstanding, December 31, 2014	750,000	$1.29
Options issued	570,000	$0.58
Options expired	(250,000)	$1.18
Options outstanding, December 31, 2015	1,070,000	$0.94
Options exercisable, December 31, 2015	976,667	$0.97

During the year ended December 31, 2015, the Company recognized $159,001 (2014 - $233,672; 2013 - $475,263) in stock-based compensation relating to employee stock options that were issued and/or had vesting terms. This included a reversal of $Nil (2014 - $46,245; 2013 - $Nil) in stock based compensation related to forfeited stock options.

The fair value of stock options granted as above is calculated using the following weighted average assumptions:

	2015	2014	2013

Expected life years	5.00	-	5.00
Interest rate	0.75%	-	1.78%
Volatility	76.83%	-	98.25%
Dividend yield	0.00%	-	0.00%

As at December 31, 2015, the aggregate intrinsic value of the outstanding exercisable options was $Nil (2014 - $Nil; 2013 – $325,995).

There were no stock options exercised during the year-ended December 31, 2015. The total intrinsic value of 530,000 (2013 – $1,220,000) options exercised during 2014 was approximately $754,513 (2013 - $325,158).

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(US dollars)

5.	Share Capital – Continued

The following table summarizes information about stock options outstanding and exercisable at December 31, 2015:

Expiry Date	Number Outstanding	Number Exercisable	Remaining Contractual Life (Years)	Exercise Price

June 3, 2018	50,000	50,000	2.42	$1.16
September 3, 2018	150,000	150,000	2.68	$1.59
September 18, 2018	300,000	300,000	2.72	$1.26
September 8, 2020	570,000	476,667	4.69	$0.58
Balance, December 31, 2015	1,070,000	976,667	3.75

6.	Asset Retirement Obligations and Financial Reclamation Assurance

Financial Reclamation Assurance

The Company is required to provide the Bureau of Land Management, the State Office of Mine Reclamation and Kern County with a revised reclamation cost estimate annually.  The financial assurance is adjusted once the cost estimate is approved.  The Company’s provision for reclamation of the property is estimated each year by an independent consulting engineer. This estimate, once approved by state and county authorities, forms the basis for a cash deposit of reclamation financial assurance. The reclamation assurance provided as at December 31, 2015 was $624,142 (December 31, 2014 - $553,329).

In addition to the above, the Company is required to obtain and maintain financial assurance for initiating and completing corrective action and remediation of a reasonably foreseeable release from the Project’s waste management units as required by the Lahontan Regional Water Quality Control Board (the “Regional Board”).  The reclamation financial assurance estimate for 2015 is $278,240 (December 31, 2014 - $Nil).

Subsequent to year-end, the Company received approval to have the financial assurance amounts released and have the assurance replaced with surety bond agreements to cover the financial assurance.  The Company pays a yearly premium.

Asset Retirement Obligation

The total asset retirement obligation as of December 31, 2015 is $978,453 (December 31, 2014 - $624,142).

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and clean-up its property based on its activities to date.  During the year ended December 31, 2015, there was an increase of $354,311 to the retirement obligations as compared with the year ended December 31, 2014, where $71,892 was capitalized to property, plant, equipment and mineral interests as the asset portion of the retirement obligation.  As at December 31, 2015, as the mine nears production, the Company estimates the cash outflow related to these reclamation activities will be incurred in 2028.   Reclamation provisions are measured at the expected value of future cash flows discounted to their present value using a credit adjusted risk-free interest rate.

The following is a summary of asset retirement obligations:

	December 31, 2015	December 31, 2014
Balance, beginning of the year	$624,142	$552,250
Changes in cash flow estimates	354,311	71,892
Balance, end of the year	$978,453	$624,142

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(US dollars)

7.	Commitments and Contingencies

Property rent payments (Advance minimum royalties)

The Company has acquired a number of mineral properties outright. It has acquired exclusive rights to explore, develop and mine other portions of the Project under various mining lease agreements with landowners.

The Company is required to make property rent payments related to its mining lease agreements with landholders, in the form of advance minimum royalties. The total property rent payments for the year ended December 31, 2015 were $134,417 (2014 - $67,513), and the Company is expected to make approximate payments of $2,500 in 2016 to various landowners under the existing lease agreements. The significant reduction is due to the expected commencement of production. At that point, production royalties will commence.

There are multiple third party landholders and the royalty amount due to each landholder over the life of the Project varies with each property.

Finder’s fee

The Company has agreed to issue 100,000 common shares as a finder’s fee in connection with certain property acquisitions upon commencement of commercial production of the Project. As of December 31, 2015, commercial production has not commenced and no shares have been issued.

Management agreement

In 2004, the Company entered into an agreement with the President of the Company to issue 300,000 bonus shares upon completion of certain milestones. Upon receipt by the Company of a bankable feasibility study and the decision to place the Property into commercial production (Achieved), a bonus of 150,000 (Issued) common shares would be issued. Upon commencement of commercial production on the Property, a further bonus of 150,000 common shares would be issued. In May 2010, the Company entered into an amendment to the agreement whereby the 300,000 bonus shares would alternatively be issuable upon a change of control transaction, or upon a sale of all or substantially all of the Company’s assets, having a value at or above C$1.00 per share of the Company, with a further 300,000 bonus shares being issuable in the event the change of control transaction or asset sale occurred at a value at or above C$1.50 per share. This amended agreement was for a term of three years and automatically renewed for two years. The first of two milestones was reached during the first quarter of 2015 and as a result 150,000 bonus shares, valued at $151,428, were issued to H. Lutz Klingmann on March 27, 2015.

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

On August 10, 2015, the President and Chief Executive Officer of the Company resigned. The Company and the former President and Chief Executive Officer entered into a separation agreement as of August 10, 2015, which provides for the termination of the employment agreement and an agreement for the Company to pay six month’s salary commencing from the date of termination. The separation agreement also confirms that as a result of the termination of the employment agreement, the 150,000 bonus shares that were to be issued upon reaching the commencement of production, will no longer be issuable as that milestone was not met as at the date of termination of the employment agreement.

The Company hired current board member, Thomas M. Clay, to take over the position of Interim Chief Executive Officer with a yearly salary of $100,000. No consulting agreement or management agreement has been signed at this time.

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

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(US dollars)

7.	Commitments and Contingencies – Continued

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

The Company may, from time to time, be involved in legal proceedings and claims that arise in the ordinary course of business. The Company believes that any adverse outcome of existing claims, individually or in the aggregate, would not have a material effect on its financial position, results of operations or cash flows.

Mine Development Commitments

As of December 31, 2015, GQM LLC has entered into contracts for construction totaling approximately $47.6 million of which $4.4 million remains to be paid.  The major commitments relate to the construction of the crushing-screening plant, the construction of the conveying and stacking system and work related to the Merrill-Crowe plant equipment.  The commitments were paid out in early 2016.  GQM LLC did not make material additional construction commitments subsequent to December 31, 2015.

See Note 12 for further details on the mining equipment loans.

8.	Related Party Transactions

Except as noted elsewhere in these consolidated financial statements, related party transactions are disclosed as follows:

(i)	Consulting Fees

For the year ended December 31, 2015, the Company paid $201,312 (2014 – 163,465; 2013 - $192,431) to Mr. H. Lutz Klingmann for services as President of the Company of which $Nil (2014 - $Nil; 2013 – 47,467) is payable as at December 31, 2015. Included in the consulting fees for the year ended December 31, 2015 was $151,428 (2014 - $Nil; 2013 - $Nil) related to 150,000 bonus shares issued in accordance with Mr. Klingmann’s management agreement. On May 1, 2015 Mr. Klingmann became an employee of the Company and his salary, since that date, is included under corporate salary expenses. Included in salaries expense is the severance payments received upon resignation.

During the year ended December 31, 2015, the Company paid a total of $107,327 (2014 - $150,199; 2013 – $35,484) to four directors, the three independent directors and Thomas M. Clay.

(ii)	Convertible Debentures

On July 26, 2013, the Company entered into agreements to issue convertible debentures for aggregate proceeds of C$10,000,000 ($9,710,603), from a significant shareholder group. The convertible debentures were unsecured and bore interest at 2% per annum, calculated on the outstanding principal balance, payable annually. The principal amounts of the notes were convertible into shares of the Company at a price of C$1.03 per share for a period of two years.

A total of C$7,500,000 of the offering was subscribed for by an investment vehicle managed by Thomas M. Clay, a Director and insider of the Company. The Company agreed to pay the legal fees incurred by the lenders relating to this instrument which amounted to $10,049.

The conversion feature of the convertible debentures meet the definition of a derivative liability instrument because the conversion feature is denominated in a currency other than the Company’s functional currency as well as the fact the exercise price is not a fixed price as described above. Therefore, the conversion feature does not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15.

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(US dollars)

8.	Related Party Transactions – Continued

(ii)	Convertible Debentures – Continued

As a result, the conversion feature of the notes was required to be recorded as a derivative liability recorded at fair value and marked-to-market each period with the changes in fair value each period being charged or credited to income or loss.

On July 24, 2015, the Company repaid its C$10.0 million ($7.7 million) convertible debenture and accrued interest of C$200,000 ($153,500).

The fair value of the derivative liability related to the conversion feature as at December 31, 2015 is $Nil (December 31, 2014 - $1,829,770). During 2015 and 2014 the derivative liability was calculated using an acceptable option pricing valuation model with the following assumptions:

	2015	2014
Risk-free interest rate	0.49% - 0.50%	1.00% - 1.09%
Expected life of derivative liability	0.07 - 0.32 years	0.57 - 1.32 years
Expected volatility	49.36% - 77.00%	73.03% - 98.21%
Dividend rate	0.00%	0.00%

The changes in the derivative liability related to the conversion feature are as follows:

	December 31, 2015	December 31, 2014
Balance, beginning of the period	$1,829,770	$2,833,987
Change in fair value of derivative liability including foreign exchange	(1,829,770)	(1,004,217)
Balance, end of the period	$-	$1,829,770

The change in the convertible debentures is as follows:

	December 31, 2015	December 31, 2014
Balance, beginning of the period	$6,649,967	$4,642,620
Amortization of discount	1,852,754	2,510,611
Foreign exchange	(827,721)	(503,264)
Repayment of convertible debenture	(7,675,000)	-
Balance, end of the period	$-	$6,649,967

During the year ended December 31, 2015, in addition to the amortization of the discount on the convertible debenture, the Company incurred interest expense of $94,907 (2014 - $181,479) based on the 2% per annum stated interest rate for a total amortization of discount and interest expense of $1,947,661 for the year ended December 31, 2015 (2014- $2,692,090). Interest payable relating to the convertible debenture as at December 31, 2015 was $Nil (December 31, 2014 - $70,721).

(iii)	Notes Payable

On January 1, 2014, the Company entered into an agreement to secure a $10,000,000 loan (the “January 2014 Loan”). The January 2014 Loan was provided by members of the Clay family, who are shareholders of the Company, including $7,500,000 provided by an investment vehicle managed by Thomas M. Clay, a Director and insider of the Company. The January 2014 Loan had a twelve-month term and an annual interest rate of 5%, payable on the maturity date.

The January 2014 Loan was repaid on a date that is less than 183 days before the maturity date. As a result, the Company paid the Lenders an additional charge in the amount that is equivalent to 5% of the principal amount, plus interest on the principal amount at the rate of 5% per annum accrued to the date the January 2014 Loan was repaid. The Company repaid $7,500,000 loan plus the $375,000 accrued interest and $375,000 additional charge on December 31, 2014.

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(US dollars)

8.	Related Party Transactions – Continued

(iii)	Notes Payable – Continued

The remaining balance of the loan, $2,500,000, the accrued interest of $125,000 and the additional charge of $125,000, were paid on January 5, 2015. In total, the Company incurred $500,000 in interest expense and $500,000 in additional charge related to the January 2014 Loan.

On December 31, 2014 the Company also entered into a new loan (the “December 2014 Loan”) with the same parties for an amount of $12,500,000. The December 2014 Loan was due on demand on July 1, 2015 and bore an annual interest rate of 10% payable at the end of each quarter. The loan was guaranteed by GQM Holdings, and secured by a pledge of the Company's interests in GQM Canada, GQM Canada’s interest in GQM Holdings and GQM Holdings' 50% interest in GQM LLC. The Company also incurred a financing fee to secure the loan in the amount of $1,000,000, of which, $750,000 was paid on December 31, 2014 and the remaining $250,000 was paid on January 5, 2015. The Company agreed to pay the legal fees incurred by the lenders relating to this instrument which amounted to $90,916. The total legal fees paid for the transaction were $118,695. The Company also agreed to provide the lenders with the option for certain registration rights whereby the Company would bear the costs and responsibility of registering the lenders common shares for the purposes of disposition subsequent to July 1, 2015. The Company has determined it is unlikely the registration option would be exercised and therefore has not accrued any potential costs related to the registration of the common shares. The Company has presented these transaction costs as a contra liability as substantially all of these costs were paid to the lenders.

On June 8, 2015, the Company amended the December 2014 Loan to extend the maturity to December 8, 2016 and increased the principal amount from $12,500,000 to $37,500,000 (the “June 2015 Loan”). The Company also issued 10,000,000 common share purchase warrants exercisable for a period of five years expiring June 8, 2020. The common share purchase warrants have an exercise price of $0.95. All other terms remained the same as the December 2014 Loan. The Company also incurred a financing fee to secure the loan in the amount of $1,500,000, all of which was paid on June 8, 2015. The Company agreed to pay the legal fees incurred by the lenders relating to this instrument which amounted to $46,408. The legal fees were expensed as the transaction met the definition of a debt extinguishment. The terms of the registration rights remains unchanged as does the Company’s assessment of the likelihood of the registration rights being exercised. As such, as of December 31, 2015, no accrual has been made for the potential costs related to the registration rights.

	December 31, 2015	December 31, 2014
Balance, beginning of the period	$13,881,305	$-
Fair value at inception, notes payable	33,497,277	22,500,000
Repayment of loans	(2,500,000)	(7,500,000)
Accretion of financing and legal fees	967,156	-
Accretion of discount on the June Loan	1,374,228	-
Extinguishment of the December 2014 Loan	(12,500,000)	-
Loss on extinguishment of debt	151,539	-
Interest payable transferred to principal balance of the June 2015 Loan	1,181,507	-
Capitalized financing fee and legal fees	-	(1,118,695)
Balance, end of the period	36,053,012	$13,881,305

Interest payable relating to the June 2015 Loan as at December 31, 2015 was $969,645 (December 31, 2014 - $250,000 – of which $125,000 was interest expense and $125,000 related to the additional charge for the January 2014 Loan).

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(US dollars)

8.	Related Party Transactions – Continued

(iv)	Share Purchase Warrants

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

The fair value of the derivative liability related to the share purchase warrants as at December 31, 2015 is $2,498,269 (December 31, 2014 - $Nil). The derivative liability was calculated using an acceptable option pricing valuation model with the following assumptions:

	2015	2014
Risk-free interest rate	0.73% - 1.02%	-
Expected life of derivative liability	4.44 - 5 years	-
Expected volatility	72.29% - 76.11%	-
Dividend rate	0.00%	-

The change in the derivative share purchase warrants is as follows:

	December 31, 2015	December 31, 2014
Balance, beginning of the period	$-	$-
Fair value at inception	4,002,723	-
Change in fair value	(1,504,454)	-
Balance, end of the period	$2,498,269	$-

(v)	Advance

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

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(US dollars)

8.	Related Party Transactions – Continued

(vi)	Amortization of Discounts and Interest Expense

The following table summarizes the amortization of discounts and interest on loans and convertible debentures:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Interest expense related to the convertible debentures	$94,907	$181,479	$-
Interest expense related to the January 2014 Loan	-	1,000,000	-
Interest expense related to the December 2014 Loan	547,945	-	-
Interest expense related to the June 2015 Loan	2,151,152	-	-
Interest expense related to Komatsu Financial loans	281,958	3,352	-
Accretion of debt discount on the convertible debentures	1,852,754	2,510,611	888,026
Interest on Gauss advance	-	209,607
Accretion of the December 2014 Loan financing fees	967,155	-
Accretion of the June 2015 Loan discount	1,374,228	-
Accretion of discount and interest on loan and convertible debentures	$7,270,099	$3,905,049	$888,026

The Company’s loans were contracted to fund significant development costs. The Company capitalizes a portion of the interest expense as it related to funds borrowed to complete development activities at the Project site.

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Accretion of discounts and interest on loan, advance and convertible debenture	$7,270,099	$3,905,049	$888,026
Less: Interest costs capitalized	(2,762,831)	(2,412,015)	-
Accretion of discounts and interest expensed	$4,507,268	$1,493,034	$888,026

(vii)	Joint Venture Transaction

On September 15, 2014, the Company closed the Joint Venture Transaction with Gauss resulting in both parties owning a 50% interest in the Project. Pursuant to the Joint Venture Transaction, Golden Queen converted its wholly-owned subsidiary GQM Inc., the entity developing the Project, into a California limited liability company named GQM LLC. On closing of the transaction, Gauss acquired 50% of GQM LLC by investing $110 million cash in exchange for newly issued membership units of GQM LLC. GQM Holdings, a newly incorporated subsidiary of the Company, holds the other 50% of GQM LLC.

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(US dollars)

8.	Related Party Transactions – Continued

(vii)	Joint Venture Transaction - Continued

Gauss is a funding vehicle owned by entities controlled by Leucadia National Corporation (NYSE: LUK) (“Leucadia”) and certain members of the Clay family, a shareholder group which collectively owned approximately 27% of the issued and outstanding shares of Golden Queen (the “Clay Group”) at the time of the transaction. Gauss is owned 70.51% by Gauss Holdings LLC (“Gauss Holdings”, Leucadia’s investment entity) and 29.49% by Auvergne LLC (“Auvergne”, the Clay Group’s investment entity). Pursuant to the transaction, Leucadia was paid a transaction fee of $2,000,000 and $275,000 was paid to Auvergne through GQM LLC in 2014. The Company has adopted an accounting policy of expensing these transaction costs.

Variable Interest Entity

In accordance with ASC 810-10-30, the Company has determined that GQM LLC meets the definition of a VIE and that the Company is part of a related party group that, in its entirety, would meet the definition of a primary beneficiary.   Although no individual variable interest holder individually meets the definition of a primary beneficiary in the absence of the related party group, Golden Queen has determined it is considered the member of the related party group most closely associated with GQM LLC.  As a result, the Company has consolidated 100% of the accounts of GQM LLC in these consolidated financial statements, while presenting a non-controlling interest portion representing the 50% interest of Gauss in GQM LLC on its balance sheet.  A portion of the non-controlling interest has been presented as temporary equity on the Company’s balance sheet representing the initial value of the non-controlling interest that could potentially be redeemable by Gauss in the future. The net assets of GQM LLC as of December 31, 2015 and December 31, 2014 are as follows:

	December 31, 2015	December 31, 2014
Assets, GQM LLC	$158,209,916	$118,937,371
Liabilities, GQM LLC	(22,591,211)	(4,769,144)
Net assets, GQM LLC	$135,618,705	$114,168,227

Included in the assets above, is $31,531,853 (December 31, 2014 - $83,282,403) in cash held as at December 31, 2015. The cash in GQM LLC is directed specifically to fund capital expenditures required to take the Project to production and settle GQM LLC’s obligations. The liabilities of GQM LLC do not have recourse to the general credit of the primary beneficiary except in one situation. Please refer to note 12 for details on the exception.

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

Years Ended December 31, 2015, 2014 and 2013

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

	December 31, 2015	December 31, 2014
Net and comprehensive loss in GQM LLC	$(3,549,522)	$(2,804,957)
Non-controlling interest percentage	50%	50%
Net and comprehensive loss attributable to non-controlling interest	(1,774,761)	(1,402,479)
Net and comprehensive loss attributable to permanent non-controlling interest	$(1,064,857)	$(841,487)
Net and comprehensive loss attributable to temporary non-controlling interest	$(709,904)	$(560,992)

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(US dollars)

8.	Related Party Transactions – Continued

(vii)	Joint Venture Transaction - Continued

Non-Controlling Interest – Continued

	Permanent Non- Controlling Interest	Temporary Non- Controlling Interest
Carrying value of non-controlling interest, September 15, 2014	$38,091,955	$25,394,637
Distributions to non-controlling interest	(3,000,000)	(2,000,000)
Net and comprehensive loss for the period	(841,487)	(560,992)
Carrying value of non-controlling interest , December 31, 2014	$34,250,468	$22,833,645

	Permanent Non- Controlling Interest	Temporary Non- Controlling Interest
Carrying value of non-controlling interest, December 31, 2014	$34,250,468	$22,833,645
Capital contribution	7,500,000	5,000,000
Net and comprehensive loss for the period	(1,064,857)	(709,904)
Carrying value of non-controlling interest , December 31 2015	$40,685,611	$27,123,741

Dilution of Interest in Subsidiary

As a result of the Joint Venture Transaction, the Company’s interest in GQM LLC was diluted from 100% to 50% and ordinarily, the Company would recognize gain on dilution with the book value of the investment in GQM LLC increasing. However, since the transaction was with a related party and the Company retained control, the excess has not been recognized in net income but rather has been recorded in equity as an increase to APIC based on guidance provided in ASC 810-10-55-4D and -4E.

September 15, 2014
Investment by Gauss	$110,000,000
Less:
Initial carrying value of permanent equity	(38,091,955)
Initial carrying value of temporary equity	(25,394,637)
Deferred tax liability resulting from dilution gain (Notes 4 and 15)	(12,922,000)
Effect of dilution of subsidiary recorded to APIC	$33,591,408

The deferred tax liability resulted from the increase in the book value over tax value of the investment in GQM LLC.

Management Agreement

GQM LLC is managed by a board of managers comprising an equal number of representatives of each of Gauss and GQM Holdings. The initial officers of GQM LLC were H. Lutz Klingmann as Chief Executive Officer, and Andrée St-Germain as Chief Financial Officer. During fiscal 2015, Robert C. Walish Jr. was appointed to replace Mr. Klingmann as Chief Executive Officer of GQM LLC. Bryan A. Coates was appointed to the GQM LLC Board of Managers as a nominee of the Company, replacing Mr. Klingmann. As long as a member of the Clay family holds greater that 25% of the Company, the Clay Group is entitled to appoint one of the Company’s representatives to the GQM LLC board of managers.

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(US dollars)

8.	Related Party Transactions – Continued

(vii)	Joint Venture Transaction - Continued

Capital Contribution Agreement

Pursuant to the Joint Venture Transaction, GQM Holdings’ made a single capital contribution to GQM LLC of $12.5 million on June 15, 2015. Gauss funded an amount equal to GQM Holdings’ capital contribution to GQM LLC. Both partners maintain their 50% ownership of the Project.

Standby Commitment

In 2014, Golden Queen also entered into a backstop guarantee agreement with Gauss (the “Backstop Agreement”) whereby, if the Company conducts a rights offering, Gauss has agreed to purchase, upon the terms set forth in the Backstop Agreement, any common shares which have not been acquired pursuant to the exercise of rights under the Rights Offering at a purchase price to be determined but not to exceed $1.10 per common share, up to a maximum amount of $45 million in the aggregate. In consideration for entering into the Backstop Agreement, on closing of the Joint Venture, the Company paid Leucadia and Auvergne a standby guarantee fee of $2,250,000, of which $731,250 was paid to Auvergne.

The Transaction Agreement and Backstop Agreement contemplated that the Company would file a registration statement in connection with the rights offering by October 15, 2014. The Company has decided not to proceed with a rights offering, and as a result the standby commitment has expired.

9.	Supplementary Disclosures of Cash Flow Information

	December 31, 2015	December 31, 2014

Cash paid during year for:
Interest	$1,214,255	$1,145,786
Income taxes	$-	$-
Non-cash financing and investing activities:
Common shares issued for mineral property	$-	$24,480
Financing fee and legal fees related to short term debt capitalized	$-	$1,118,695
Asset retirement costs charged to mineral property interests	$354,311	$71,892
Mobile equipment acquired through issuance of debt	$19,367,240	$926,540
Property, plant, equipment and mineral interests expenditures included in accounts payable	$2,857,646	$3,097,053
Non-cash interest cost capitalized to mineral property interests	$2,762,831	$2,412,015
Non-cash amortization of discount and interest expense	$4,225,311	$1,493,034
Interest payable converted to principal balance on notes payable	$1,181,507	$-

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(US dollars)

10.	Financial Instruments

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

The three levels of the fair value hierarchy are as follows:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants (Note 8)	$2,498,269	$-	$2,498,269	$-
	$2,498,269	$-	$2,498,269	$-

	December 31. 2014
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability (Note 8)	$1,829,770	$-	$1,829,770	$-
	$1,829,770	$-	$1,829,770	$-

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

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(US dollars)

10. Financial Instruments - Continued

Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to US Dollar deposits held in Canadian financial institutions. As of December 31, 2015 and 2014, the Company’s cash balances held in United States and Canadian financial institutions include $37,587,311 and $91,407,644 respectively, which are not fully insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

Interest Rate Risk

The Company holds 63% of its cash in bank deposit accounts with a single major financial institution. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash balances during the year ended December 31, 2015, a 1% decrease in interest rates would have reduced the interest income for 2015 to a trivial amount.

Foreign Currency Exchange Risk

Certain purchases of corporate overhead expenditures are denominated in Canadian Dollar. As a result, currency exchange fluctuations may impact the costs of our operations. Specifically, the appreciation of the Canadian Dollar against the US Dollar may result in an increase in the Canadian operating expenses in US dollar terms. As of December 31, 2015, the Company maintained the majority of its cash balance in US Dollar. The Company currently does not engage in any currency hedging activities.

Commodity Price Risk

The Company’s primary business activity is the development of the open pit, gold and silver, heap leach project on the Project. Decreases in the price of either of these metals from current levels has the potential to negatively impact the future viability of the Project.

11.	Earnings (Loss) Per Share

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Numerator:
Net income (loss) – numerator for basic EPS	$(5,461,205)	$(8,469,204)	$1,978,014
Amortization of discount	-	-	888,026
Change in derivative liability – Convertible debentures	-	-	(2,907,533)
Change in derivative – Stock options	-	-	(767,419)
Numerator for diluted EPS	$(5,461,205)	$(8,469,204)	$(808,912)

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(US dollars)

11.	Earnings (Loss) Per Share – Continued

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Denominator:
Denominator for basic EPS	99,893,341	99,611,278	98,390,561
Effect of dilutive securities:
Employee stock options	-	-	132,800
Convertible debenture	-	-	4,214,232
Denominator for diluted EPS	99,893,341	99,611,278	102,737,593
Basic earnings(loss) per share	(0.05)	$(0.09)	$0.02
Diluted loss per share	(0.05)	$(0.09)	$(0.01)

For the year ended December 31, 2015, 1,070,000 (2014 – 750,000; 2013 – 850,000) options, the convertible debenture and 10,000,000 (2014  & 2013 – Nil) warrants were not included above as their impact would be anti-dilutive.

12.	Loan Payable

During the year ended December 31, 2015, the Company acquired (19) nineteen (2014 – (2) two) pieces of mining equipment from Komatsu through financing agreements. The Company also acquired a mining drill through a financing agreement with Atlas Copco. As at December 31, 2015 and December 31, 2014, the finance agreement balances are as follows:

	December 31, 2015	December 31, 2014
Balance, beginning of year	$913,132	$-
Additions	23,155,510	1,106,521
Down payments, taxes and principal repayments	(5,695,819)	(193,389)
Balance, end of year	$18,372,823	$913,132

The terms of the financing agreements are as follows:

	December 31, 2015	December 31, 2014
Total acquisition costs	$24,262,031	$1,106,521
Interest rates	0.00% - 4.40%	1.80% - 2.99%
Monthly payments	$4,669 - $33,906	$5,268 - $15,109
Average remaining life (Years)	3.46	3.89
Short-term portion	4,942,716	222,839
Long-term portion	$13,430,107	$690,293

For the year ended December 31, 2015, the Company made total down payments of $3,788,070 (2014 - $179,981). The down payments consist of the sales tax on the assets and a 10% payment of the pre-tax purchase price. All of the loan agreements are for a term of four years, except one which is for three years, and are secured by the underlying asset except for the mining drill loan for which GQM Ltd. has provided a corporate guarantee.

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(US dollars)

12.	Loan Payable - Continued

The following table outlines the principal payments to be made for each of the remaining years:

Year	Principal Payments
2016	$4,942,716
2017	$5,126,206
2018	$5,248,707
2019	$3,055,194
Total	$18,372,823

13.	Comparative Figures

Certain comparative figures have been reclassified to conform to the financial statement presentation adopted for the current year. The reclassifications had no impact on the net loss, deficit accumulated or the cash flows as previously reported.  Also see Note 15 for restatement of certain 2014 balances.

14.	Subsequent Events

No subsequent events have been identified up to the date of March 30, 2016, the date the financial statements were approved, other than denoted below.

On January 1st, 2016, the Company was to make the quarterly interest payment on the June 2015 loan.  In accordance with the terms of the June 2015 loan agreement, the Company chose to exercise its right to pay in kind by adding the interest owed on January 1, 2016 to the principal balance of the June 2015 loan.  The principal balance of the loan was increased by $974,986.  The principal balance of the loan moving forward will be $39,656,493 and interest will be calculated on this balance.

Subsequent to December 31, 2015, GQM LLC took possession of a used crane, valued at $0.4 million. The Company made total payments, tax and a 10% down payment, of $0.06 million. The remaining $0.3 million will be financed over 48 months at an interest rate of 3.90%.

In January 2016 the company entered into $2.1 million in surety bond agreements in order to release its reclamation deposits and post a portion of the financial assurance due in 2016. GQM Ltd. has provided a corporate guarantee on the surety bonds.

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(US dollars)

15.	Prior Periods Financial Restatements

During the preparation of the deferred tax calculations for 2015 the Company found an accounting error in the calculation of the deferred income taxes for the year ended December 31, 2014. The accounting error related to the recognition of a deferred tax liability resulting from the dilution gain recorded in additional paid-in capital from the JV transaction (Note 8(vii)). The impact of the error on the financial statements for the year ended December 31, 2014, the first three quarters of 2015 and the third quarter of 2014 are presented below. There was no impact on the Company’s Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) or the Consolidated Statement of Cash Flows.

Impact for the year ended December 31, 2014

	As Previously Reported	As Restated

Liabilities:
Deferred tax liability	$-	$12,922,000
Total liabilities	$27,778,513	$40,700,513
Shareholders’ Equity:
Additional paid-in capital	$56,390,510	$43,468,510
Total shareholders’ equity attributable to GQM Ltd.	$44,654,709	$31,732,709
Total shareholders’ equity	$78,905,177	$65,983,177

There was no impact on the Company’s Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) or the Consolidated Statement of Cash Flows.

Impact on the first three quarters of 2015 and third quarter of 2014(Unaudited)

	September 30, 2014		March 31, 2015
	As Previously Reported	As Restated	As Previously Reported	As Restated

Liabilities:
Deferred tax liability	$-	$12,922,000	$-	$12,922,000
Total liabilities	$23,138,376	$36,060,376	$31,358,690	$44,280,690
Shareholders’ Equity:
Additional paid-in capital	$56,436,755	$43,514,755	$56,390,510	$43,468,510
Total shareholders’ equity attributable to GQM Ltd.	$43,157,822	$30,235,822	$43,369,950	$30,447,950
Total shareholders’ equity	$77,553,630	$64,631,630	$77,448,394	$64,526,394

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(US dollars)

15.	Prior Periods Financial Restatements - Continued

Impact on the first three quarters of 2015 and third quarter of 2014(Unaudited) - Continued

	June 30, 2015		September 30, 2015
	As Previously Reported	As Restated	As Previously Reported	As Restated

Liabilities:
Deferred tax liability	$-	$12,922,000	$-	$12,922,000
Total liabilities	$59,791,117	$72,713,117	$57,891,299	$70,813,299
Shareholders’ Equity:
Additional paid-in capital	$56,390,510	$43,468,510	$56,545,713	$43,623,713
Total shareholders’ equity attributable to GQM Ltd.	$41,990,686	$29,068,686	$40,221,722	$27,299,722
Total shareholders’ equity	$83,141,709	$70,219,709	$81,205,389	$68,283,389

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(US dollars)

16.	GQM Ltd. Non-Consolidated Information

The following condensed unconsolidated financial information represents the financial information of GQM Ltd. The information is presented in accordance with the requirements of Rule 12-04 under the SEC’s Regulation S-X. Investments in the Company’s subsidiaries are accounted for under the equity method. In addition, disclosure requirements of Rule 12-04 of Regulation S-X regarding material contingencies, long-term obligations, and guarantees are the same as those included in Note 8(ii), Note8(iii) and Note 12. The Company has no material contingencies.

(i)	Non-Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014
Assets

Current assets:
Cash	$5,002,974	$4,973,955
Receivables	54,803	129,965
Prepaid expenses and other current assets	43,499	56,122

Total current assets	5,101,276	5,160,042

Mineral interests	5,129,582	2,366,751
Investment in subsidiaries	28,162,449	32,661,592
Due from subsidiaries	27,777,387	14,651,807
Total Assets	$66,170,694	$54,840,192

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$67,835	$175,720
Interest payable	969,645	320,721
Financing fee payable	-	250,000
Notes payable	36,053,012	13,881,305
Derivative liability - Warrants	2,498,269	-
Derivative liability–Convertible debentures	-	1,829,770
Convertible debenture	-	6,649,967
Total Liabilities	39,588,761	23,107,483

Shareholders’ Equity
Common shares, no par value, unlimited shares authorized (2014 -unlimited); 99,928,683 (2014 – 99,778,683) shares issued and outstanding	62,860,443	62,709,015
Additional paid-in capital	43,627,511	43,468,510
Deficit accumulated	(79,906,021)	(74,444,816)

Total Shareholders’ Equity	26,581,933	31,732,709

Total Liabilities and Shareholders’ Equity	$66,170,694	$54,840,192

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(US dollars)

16.	GQM Ltd. Non-Consolidated Information - Continued

(ii)	Non-Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013

General and administrative expenses	$(596,583)	$(2,998,824)	$(2,002,240)
Change in fair value of derivative liability including change in foreign exchange	3,334,224	1,004,217	5,385,660
	2,737,641	(1,994,607)	3,383,420
Other income (expenses)
Interest expense	(4,225,311)	(1,325,339)	(888,026)
Loss on extinguishment of debt	(151,539)	-	-
Financing fee	(1,500,000)	-	-
Commitment fee	-	(2,250,000)	-
Interest income	2,177,147	1,458,932	448,058
Net income (loss) before equity in earnings (losses) of subsidiaries	(962,062)	(4,111,014)	2,943,452
Equity in earnings (losses) of subsidiaries	(4,499,143)	(4,358,190)	(965,438)
Net and comprehensive income (loss) for the year	$(5,461,205)	$(8,469,204)	$1,978,014

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(US dollars)

16.	GQM Ltd. Non-Consolidated Information - Continued

(iii)	Non-Consolidated Statements of Cash Flows

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Operating activities:
Net income (loss) for the year	$(5,461,205)	$(8,469,204)	$1,978,014
Adjustments to reconcile net income (loss) to cash used in operating activities:
Equity in losses (earnings) of subsidiaries	4,499,143	4,358,190	965,438
Amortization of debt discount and interest accrual	4,225,311	1,534,946	888,026
Change in fair value of derivative liabilities including change in foreign exchange	(3,334,224)	(1,004,217)	(5,385,660)
Stock-based compensation	159,001	233,672	475,263
Non-cash consulting expense	151,428	-	-
Financing fee related to long-term debt	1,500,000	-	-
Loss on extinguishment of debt	151,539	-	-
Foreign exchange	(839,849)	(504,539)	(137,790)
Changes in assets and liabilities:
Receivables	75,162	(116,178)	3,184
Prepaid expenses and other current assets	12,623	(27,165)	26,311
Accounts payable and accrued liabilities	(107,885)	(177,278)	239,341
Interest payable	(951,445)	(1,145,786)	-
Cash used in operating activities	79,599	(5,317,559)	(947,873)
Investment activities:
Investment in subsidiaries	-	-	(2,418,217)
Advances to subsidiaries	(13,125,580)	(8,936,581)	(5,668,178)
Cash used in investing activities	(13,125,580)	(8,936,581)	(8,086,395)
Financing activities:
Proceeds from convertible debt	-	-	9,710,603
Borrowing under long-term debt	25,000,000	32,500,000	-
Repayment of short-term debt	(2,500,000)	(17,500,000)	-
Financing fees related to short-term debt	(1,500,000)	(868,695)	-
Repayment of convertible debentures	(7,675,000)	-	-
Financing fees related to short-term debt capitalized to the loan	(250,000)	-	-
Issuance of common shares upon exercise of stock options	-	111,421	307,363
Cash provided by financing activities	13,075,000	14,242,726	10,017,966
Net change in cash	29,019	(11,414)	983,698
Cash, Beginning balance	4,973,955	4,985,369	4,001,671
Cash, Ending balance	$5,002,974	$4,973,955	$4,985,369