Form 10-Q
period 2016-03-31
GOLDEN QUEEN MINING CO LTD
filed 2016-05-10
CIK 1025362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2016 the registrant’s outstanding common stock consisted of 99,928,683 shares.

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

2

Golden Queen Mining Co. Ltd.

Condensed Consolidated Interim Financial Statements

March 31, 2016

(US Dollars - Unaudited)

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Balance Sheets

(US dollars - Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash	$26,658,270	$37,587,311
Receivables	26,164	23,962
Inventory (Note 2)	4,424,044	1,935,599
Prepaid expenses and other current assets	439,784	432,353
Total current assets	31,548,262	39,979,225
Property, plant, equipment and mineral interests (Note 3)	136,785,656	128,562,572
Reclamation financial assurance deposit (Note 5)	-	902,382
Total Assets	$168,333,918	$169,444,179
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 7(i))	$3,631,830	$3,258,692
Interest payable (Note 7(ii))	988,696	969,645
Notes payable (Note 7(ii))	37,634,420	36,053,012
Current portion of loan payable (Note 12)	5,057,912	4,942,716
Derivative liability – Warrants (Note 7(iii))	9,423,226	2,498,269
Derivative liability– Hedging instruments (Note 8)	106,268	-
Total current liabilities	56,842,352	47,722,334
Asset retirement obligations (Note 5)	1,075,149	978,453
Loan payable (Note 12)	12,379,776	13,430,107
Deferred tax liability	12,922,000	12,922,000

Total liabilities	83,219,277	75,052,894
Temporary Equity
Redeemable portion of non-controlling interest (Note 7(v))	26,981,875	27,123,741
Shareholders’ Equity
Common shares, no par value, unlimited shares authorized (2015 -unlimited); 99,928,683 (2015 – 99,778,683) shares issued and outstanding (Note 4)	62,860,443	62,860,443
Additional paid-in capital	43,631,310	43,627,511
Deficit accumulated	(88,831,798)	(79,906,021)
Total shareholders’ equity attributable to GQM Ltd.	17,659,955	26,581,933
Non-controlling interest (Note 7(v))	40,472,811	40,685,611
Total Shareholders’ Equity	58,132,766	67,267,544
Total Liabilities, Temporary Equity and Shareholders’ Equity	$168,333,918	$169,444,179

Ability to Continue as a Going Concern (Note 1)

Commitments and Contingencies (Note 6)

Subsequent Events (Note 14)

Approved by the Directors:

“Thomas M. Clay”	“Bryan A. Coates”
Thomas M. Clay, Director	Bryan A. Coates, Director

See Accompanying Notes to the Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss

(US dollars - Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

General and administrative expenses	(1,527,176)	(739,533)
Change in fair value of derivative liability including change in foreign exchange (Notes 7(iii) and 8)	(7,031,225)	(101,749)
	(8,558,401)	(841,282)

Interest expense (Note 7(iv))	(761,571)	(947,753)
Interest income	39,529	66,142
Net loss and comprehensive loss for the period	(9,280,443)	(1,722,893)
Deduct: Net loss and comprehensive loss attributable to the non-controlling interest for the period (Note 7(v))	354,666	286,706
Net loss and comprehensive loss attributable to Golden Queen Mining Co Ltd. for the period	$(8,925,777)	$(1,436,187)
Loss per share - basic (Note 11)	$(0.09)	$(0.01)
Loss per share - diluted (Note 11)	$(0.09)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	99,928,683	98,785,350

See Accompanying Notes to the Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Statements of Shareholders’ Equity, Non-controlling Interest and Redeemable Portion of Non-controlling Interest

(US dollars - Unaudited)

	Common Shares	Amount	Additional Paid-in Capital (Restated – Note 15)	Deficit Accumulated	Total Shareholders’ Equity attributable to GQM Ltd (Restated – Note 15)	Non-controlling Interest	Total Shareholders’ Equity (Restated – Note 15)	Redeemable Portion of Non- controlling Interest
Balance, December 31, 2014 (Restated – Note 15)	99,778,683	$62,709,015	$43,468,510	$(74,444,816)	$31,732,709	$34,250,468	$65,983,177	$22,833,645
Issuance of common shares as part of management agreement (Note 6)	150,000	151,428	-	-	151,428	-	151,428	-
Stock-based compensation	-	-	159,001	-	159,001	-	159,001	-
Capital contribution from non-controlling interest (Note 7(v))	-	-	-	-	-	7,500,000	7,500,000	5,000,000
Net loss for the year	-	-	-	(5,461,205)	(5,461,205)	(1,064,857)	(6,526,062)	(709,904)
Balance, December 31, 2015	99,928,683	$62,860,443	$43,627,511	$(79,906,021)	$26,581,933	$40,685,611	$67,267,544	$27,123,741
Stock-based compensation	-	-	3,799	-	3,799	-	3,799	-
Net loss for the period	-	-	-	(8,925,777)	(8,925,777)	(212,800)	(9,138,577)	(141,866)
Balance, March 31, 2016	99,928,683	$62,860,443	$43,631,310	$(88,831,798)	$17,659,955	$40,472,811	$58,132,766	$26,981,875

See Accompanying Notes to the Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Consolidated Statements of Cash Flows

(US dollars - Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Operating activities:
Net loss for the period	$(9,280,443)	$(1,722,893)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	6,739	7,700
Amortization of debt discount and interest accrual	761,571	934,342
Change in fair value of derivative liabilities including change in foreign exchange	7,031,225	101,749
Stock-based compensation	3,799	-
Non-cash consulting expense	-	151,428
Foreign exchange gain	-	(581,102)
Changes in assets and liabilities:
Receivables	(2,202)	17,635
Prepaid expenses and other current assets	(7,431)	(143,117)
Inventory	(1,620,940)	-
Accounts payable and accrued liabilities	51,807	132,611
Interest payable	(144,284)	(250,000)

Cash used in operating activities	(3,200,159)	(1,351,647)
Investment activities:
Additions to property, plant, equipment and mineral interests	(7,401,004)	(18,131,600)
Release (purchase) of reclamation financial assurance deposit	902,382	(14)

Cash used in investing activities	(6,498,622)	(18,131,614)

Financing activities:
Repayment of loans payable	(1,230,260)	(90,779)
Repayment of short-term debt	-	(2,500,000)
Financing fees related to short-term debt capitalized to the loan	-	(250,000)
Cash provided by financing activities	(1,230,260)	(2,840,779)
Net change in cash	(10,929,041)	(22,324,040)
Cash, Beginning balance	37,587,311	91,407,644
Cash, Ending balance	$26,658,270	$69,083,604

Supplementary Disclosures of Cash Flow Information (Note 9)

See Accompanying Notes to the Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(US dollars - Unaudited)

Nature of Business Golden Queen Mining Co. Ltd. (“Golden Queen”, “GQM Ltd.” or the “Company”) is engaged in the development of the Soledad Mountain Project (“the Project”), located in the Mojave Mining District, Kern County, California. The construction phase of the Project was completed in February 2016 and the Company commenced production in March 2016.

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

Basis of Preparation These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accounting policies followed in preparing these condensed consolidated interim financial statements are those used by the Company as set out in the audited consolidated financial statements for the year ended December 31, 2015.

Certain information and note disclosures normally included for annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. These condensed consolidated interim financial statements should be read together with the audited consolidated financial statements of the Company for the year ended December 31, 2015.

In the opinion of management, all adjustments considered necessary (including reclassifications and normal recurring adjustments) to present fairly the financial position, results of operations and cash flows at March 31, 2016 and for all periods presented, have been included in these financial statements. The interim results are not necessarily indicative of results for the full year ending December 31, 2016, or future operating periods. For further information, see the Company’s annual consolidated financial statements, including the accounting policies and notes thereto.

Judgements and Estimates The preparation of financial statements in conformity with GAAP requires management to make judgements, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and judgements have been made by Management in several areas including the accounting for the joint venture transaction and determination of temporary and permanent non-controlling interest, the recoverability of mineral properties expenditures, royalty obligations, inventory valuations, ore on heap leach pads, asset retirement obligations, convertible debentures, and derivative liability – warrants. A key judgement for 2016 relates to when the Soledad Mountain mine enters the production phase. Generally, under US GAAP a mine would be considered to be in the production phase once it has demonstrated that it is producing saleable quantities of product. As at March 31, 2016, the Soledad Mountain mine is not considered to have entered the production phase.

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

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(US dollars - Unaudited)

Recent Accounting Standards

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

(ii)	In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis which focuses on the consolidation evaluation for reporting organizations (public and private companies and not-for-profit organizations) that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the standards and improves current GAAP by:

•	Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met.

•	Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE).

•	Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.

The ASU will be effective for periods beginning after December 15, 2015, for public companies. Early adoption is permitted, including adoption in an interim period. The Company adopted the ASU effective January 1, 2016. The Company assessed and concluded there was no impact on the Company with the adoption of the new standard.

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(US dollars - Unaudited)

(iii)	In January 2016, FASB issued ASU 2016-01, Financial Instruments – Recognition and measurement of financial assets and financial liabilities (Subtopic 825-10) which updates several aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendments that are relevant to the Company are as follows:

1.	Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.
2.	Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.
3.	Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements.

The ASU will be effective for periods beginning after December 15, 2017, for public companies. The Company is assessing the impact of this standard.

(iv)	In March 2016, FASB issued ASU 2016-09, Compensation – Stock Compensation (Subtopic 718) which updates several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.

The ASU will be effective for periods beginning after December 15, 2016, for public companies. The Company is assessing the impact of this standard.

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(US dollars - Unaudited)

1.	Ability to Continue as a Going Concern

The Company has generated no revenues from operations since inception and as at March 31, 2016 had an accumulated deficit of $88,831,798 and a working capital deficit of $25,294,090. Cash used in operations for the three months ended March 31, 2016 was $3,055,875.

Golden Queen, on a non-consolidated basis, currently does not have sufficient funds to repay the $37,500,000 loan plus the accrued interest at the issuance date of the condensed consolidated interim financial statements. However, in order to secure the necessary funds to meet this upcoming obligation and mitigate the going concern issue, management is actively exploring several options including debt financing and equity offering.

While Golden Queen has been successful at certain of these efforts in the past, there can be no assurance that future efforts will be successful. This raises substantial doubt about this entity’s ability to continue as a going concern.

At the Project level, GQM LLC has sufficient funds to meet its contractual obligations for the next twelve months.

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

These condensed consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

2.	Inventory

	March 31, 2016	December 31, 2015

Stockpile inventory	$1,018,603	$1,259,669
Dore inventory	255,527	-
Supplies and spare parts	1,122,325	592,690
	$2,396,455	$1,852,359

Ore on heap leach pad:
Current	$2,027,588	83,240

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(US dollars - Unaudited)

3.	Property, Plant, Equipment and Mineral Interests

	March 31, 2016	December 31, 2015
Land	$3,895,681	$109,600
Mineral property interest and claims	1,896,239	4,458,744
Mine development	38,274,609	86,038,407
Mine equipment	55,855,709	25,425,661
Buildings	17,010,959	5,691,335
Computer equipment and software	304,582	51,030
Vehicles	1,956,586	218,822
Infrastructure (Water/power)	10,905,711	978,573
Asset retirement costs	723,574	626,878
Capitalized interest	6,180,069	5,174,846

Less:
Accumulated depreciation, depletion and amortization expensed	(218,063)	(211,324)
	$136,785,656	$128,562,572

During the three month period ended March 31, 2016, the Company capitalized depreciation of $3,777,949 (December 31, 2015 - $1,850,403) relating to assets used in the development of the mine.

The Company is capitalizing a portion of the interest expense related to the convertible debenture and notes payable in accordance with its accounting policy. See Note 7 (iv) –Amortization of Discounts and Interest Expense.

4.	Share Capital

The Company’s common shares outstanding are no par value, voting shares with no preferences or rights attached to them.

Common shares – 2016

During the three months ended March 31, 2016, no common shares were issued by the Company.

Common shares – 2015

In March 2015, the Company issued 150,000 common shares to the former President of the Company for achieving two of the three milestones outlined in his management agreement (See Note 6 – Commitments and Contingencies). The common shares had a total fair value of $151,428 (Note 7(i)). The fair value was based on the market price on the date of issuance.

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(US dollars - Unaudited)

4.	Share Capital – Continued

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

The following is a summary of stock option activity during the three months ended March 31, 2016 and 2015:

	Shares	Weighted Average Exercise Price per Share
Options outstanding and exercisable, December 31, 2014	750,000	$1.29
Options issued	570,000	$0.58
Options forfeited	(250,000)	$1.18
Options outstanding, December 31, 2015	1,070,000	$0.94
Options exercisable, December 31, 2015	976,667	$0.97

Options outstanding, March 31, 2016	1,070,000	$0.94
Options exercisable, March 31, 2016	976,667	$0.97

There were no stock options issued, expired, forfeited or cancelled during the three months ended March 31, 2016 and 2015.

During the three months ended March 31, 2016, the Company recognized $3,799 (Three months ended March 31, 2015 - $Nil) in stock-based compensation relating to employee stock options that were issued and/or had vesting terms.

As at March 31, 2016, the aggregate intrinsic value of the outstanding exercisable options was $521,217 (December 31, 2015 - $Nil).

The following table summarizes information about stock options outstanding and exercisable at March 31, 2016:

Expiry Date	Number Outstanding	Number Exercisable	Remaining Contractual Life (Years)	Exercise Price

June 3, 2018	50,000	50,000	2.18	$1.16
September 3, 2018	150,000	150,000	2.43	$1.59
September 18, 2018	300,000	300,000	2.47	$1.26
September 8, 2020	570,000	476,667	4.44	$0.58

Balance, March 31, 2016	1,070,000	976,667	3.50

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(US dollars - Unaudited)

5.	Asset Retirement Obligations and Financial Reclamation Assurance

Financial Reclamation Assurance

The Company is required to provide the Bureau of Land Management, the State Office of Mine Reclamation and Kern County with a revised reclamation cost estimate annually. The financial assurance is adjusted once the cost estimate is approved. The Company’s provision for reclamation of the property is estimated each year by an independent consulting engineer. This estimate, once approved by state and county authorities, forms the basis for the reclamation financial assurance. The reclamation assurance provided as at March 31, 2016 was $624,142 (December 31, 2015 - $624,142).

The Company is also required to provide financial assurance with the Lahontan Regional Water Quality Control Board (the “Regional Board”) for closure and reclamation costs related to the lined impoundments, which are defined as the Stage 1 heap leach pad, the overflow pond, and the solution collection channel. The reclamation financial assurance estimate for as of March 31, 2016 is $1,210,889 (December 31, 2015 - $Nil).

In addition to the above, the Company is required to obtain and maintain financial assurance for initiating and completing corrective action and remediation of a reasonably foreseeable release from the Project’s waste management units as required by the Regional Board. The reclamation financial assurance estimate for as of March 31, 2016 is $278,240 (December 31, 2015 - $278,240).

In January 2016 the company entered into $2.1 million in surety bond agreements in order to release its reclamation deposits and post a portion of the financial assurance due in 2016. The Company pays a yearly premium. Golden Queen Ltd. has provided a corporate guarantee on the surety bonds.

Asset Retirement Obligation

The total asset retirement obligation as of March 31, 2016 is $1,075,149 (December 31, 2015 - $978,453).

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and clean-up its property based on its activities to date.  During the three months ended March 31, 2016, there was an increase of $96,696 (Three months ended March 31, 2015 - $Nil) to the asset retirement obligations that was capitalized to property, plant, equipment and mineral interests as the asset portion of the asset retirement obligation.  The Company estimates that the cash outflows related to these reclamation activities will be incurred primarily in 2028.   Reclamation provisions are measured at the expected value of future cash flows discounted to their present value using a credit adjusted risk-free interest rate and adjusted for inflation. The Company used a credit adjusted risk-free rate of 9.20% (December 31, 2015 – 9.20%) and an inflation rate of 2.27% (December 31, 2015 – 2.27%).

The following is a summary of asset retirement obligations:

	March 31, 2016	December 31, 2015
Balance, beginning of the period	$978,453	$624,142
Changes in cash flow estimates	96,696	278,240
Balance, end of the period	$1,075,149	$978,453

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(US dollars - Unaudited)

6.	Commitments and Contingencies

Property rent payments (Advance minimum royalties)

The Company has acquired a number of mineral properties outright. It has acquired exclusive rights to explore, develop and mine other portions of the Project under various mining lease agreements with landowners.

The Company is required to make property rent payments related to its mining lease agreements with landholders, in the form of advance minimum royalties. The total property rent payments for the three months ended March 31, 2016 were $2,500 (2015 - $10,000), and the Company expects to pay approximately $75,000 in property rent payments in 2016. Production royalties are expected to commence in 2016.

There are multiple third party landholders and the royalty amount due to each landholder over the life of the Project varies with each property.

Finder’s fee

The Company has agreed to issue 100,000 common shares as a finder’s fee in connection with certain property acquisitions upon commencement of commercial production, as defined in the agreement , at the Project. As of March 31, 2016, commercial production phase had not commenced and accordingly no shares have been issued.

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

Mine Development Commitments

As of March 31, 2016, GQM LLC has approximately $2.0 million to be paid for mine development commitments entered into prior to fiscal 2016. The commitments were paid out subsequent to March 31, 2016.  GQM LLC did not make material additional construction commitments during the three months ended March 31, 2016 or subsequent to this date.

See Note 12 for further details on the mining equipment loans.

7.	Related Party Transactions

Except as noted elsewhere in these consolidated financial statements, related party transactions are disclosed as follows:

(i)	Consulting Fees

For the three months ended March 31, 2015, the Company paid $188,934 to Mr. H. Lutz Klingmann for services as President of the Company. Included in these consulting fees was $151,428 related to 150,000 bonus shares (Refer to Note 4 – Share Capital).

During the three months ended March 31, 2016, the Company paid a total of $28,535 (Three months ended March 31, 2015 - $18,438) to the three independent directors of the Company. During the three months ended March 31, 2015, Thomas M. Clay also received director fees.

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(US dollars - Unaudited)

7.	Related Party Transactions – Continued

(ii)	Notes Payable

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

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(US dollars - Unaudited)

7.	Related Party Transactions – Continued

(ii)	Notes Payable - Continued

As such, as of March 31, 2016, no accrual has been made for the potential costs related to the registration rights.

	March 31, 2016	December 31, 2015
Balance, beginning of the period	$36,053,012	$13,881,305
Accretion of discount on the June 2015 Loan	606,422	1,374,228
Interest payable transferred to principal balance of the June 2015 Loan	974,986	1,181,507
Fair value at inception, notes payable	-	33,497,277
Repayment of loans	-	(2,500,000)
Accretion of financing and legal fees	-	967,156
Extinguishment of the December 2014 Loan	-	(12,500,000)
Loss on extinguishment of debt	-	151,539
Balance, end of the period	$37,634,420	$36,053,012

Interest payable relating to the June 2015 Loan as at March 31, 2016 was $988,696 (December 31, 2015 - $969,645).

(iii)	Share Purchase Warrants

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

The fair value of the derivative liability related to the share purchase warrants as at March 31, 2016 is $9,423,226 (December 31, 2015 - $2,498,269). The derivative liability was calculated using an acceptable option pricing valuation model with the following assumptions:

	2016	2015
Risk-free interest rate	0.68%	0.73% - 1.02%
Expected life of derivative liability	4.19 years	4.44 - 5 years
Expected volatility	79.45%	72.29% - 76.11%
Dividend rate	0.00%	0.00%

The change in the derivative share purchase warrants is as follows:

	March 31, 2016	December 31, 2015
Balance, beginning of the period	$2,498,269	$-
Fair value at inception	-	4,002,723
Change in fair value	6,924,957	(1,504,454)
Balance, end of the period	$9,423,226	$2,498,269

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(US dollars - Unaudited)

7.	Related Party Transactions – Continued

(iv)	Amortization of Discounts and Interest Expense

The following table summarizes the amortization of discounts and interest on loans and convertible debentures:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Accretion of the June 2015 Loan discount	$606,422	$-
Interest expense related to the June 2015 Loan	994,037	-
*Interest expense related to Komatsu Financial loans	166,335	13,411
Interest expense related to the convertible debentures	-	40,285
Amortization of the convertible debentures	-	747,870
Interest expense related to the December 2014 Loan	-	311,644
Accretion of debt discount on the convertible debentures	-	-
Interest on Gauss advance	-	-
Accretion of the December 2014 Loan financing fees	-	536,729
Accretion of discount and interest on loan and convertible debentures	$1,766,794	$1,649,939

The Company’s loans were contracted to fund significant development costs. The Company capitalizes a portion of the interest expense as it related to funds borrowed to complete development activities at the Project site.

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Accretion of discounts and interest on loan, advance and convertible debenture	$1,766,794	$1,649,939
Less: Interest costs capitalized	(1,005,223)	(702,186)
Interest expense	$761,571	$947,753

*Komatsu is not a related party and has only been included in the above table to reconcile the total interest expense incurred for the period to the amounts capitalized and expensed.

(v)	Joint Venture Transaction

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

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(US dollars - Unaudited)

7.	Related Party Transactions – Continued

(v)	Joint Venture Transaction - Continued

The net assets of GQM LLC as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Assets, GQM LLC	$156,991,083	$158,209,916
Liabilities, GQM LLC	(22,081,711)	(22,591,211)
Net assets, GQM LLC	$134,909,372	$135,618,705

Included in the assets above, is $21,319,945 (December 31, 2015 - $31,531,853) in cash held as at March 31, 2016. The cash in GQM LLC is directed specifically to fund capital expenditures required to take the Project to production and settle GQM LLC’s obligations. The liabilities of GQM LLC do not have recourse to the general credit of the primary beneficiary except in two situation. Please refer to notes 6 and 12 for details on the exception.

Non-Controlling Interest

The carrying value of the non-controlling interest is adjusted for net income and loss, distributions and contributions pursuant to ASC 810-10 based on the same percentage allocation used to calculate the initial book value of temporary equity.

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net loss and comprehensive loss in GQM LLC	$(709,333)	$(573,413)
Non-controlling interest percentage	50%	50%
Net loss and comprehensive loss attributable to non-controlling interest	(354,666)	(286,706)
Net loss and comprehensive loss attributable to permanent non-controlling interest	$(212,800)	$(172,024)
Net loss and comprehensive loss attributable to temporary non-controlling interest	$(141,866)	$(114,682)

	Permanent Non- Controlling Interest	Temporary Non- Controlling Interest
Carrying value of non-controlling interest, December 31, 2014	$34,250,468	$22,833,645
Capital contribution	7,500,000	5,000,000
Net loss and comprehensive loss for the period	(1,064,857)	(709,904)
Carrying value of non-controlling interest, December 31, 2015	$40,685,611	$27,123,741

	Permanent Non- Controlling Interest	Temporary Non- Controlling Interest
Carrying value of non-controlling interest, December 31, 2015	$40,685,611	$27,123,741
Net loss and comprehensive loss for the period	(212,800)	(141,866)
Carrying value of non-controlling interest, March 31, 2016	$40,472,811	$26,981,875

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(US dollars - Unaudited)

8.	Derivatives used as Hedging Instruments

During the three months ended March 31, 2016, the Company entered into a series of “zero-cost put/call” collar contracts for gold with settlements scheduled between June 30, 2016 and December 30, 2016 with an average floor price of $1,100 per ounce and an average ceiling price of $1,320 per ounce. These derivative instruments were not designated as hedges by the Company and are recorded at their fair value at the end of each reporting period with changes in fair value recorded in the statement of loss and comprehensive loss.

For the three months ended March 31, 2016, the Company recorded an unrealized derivative loss of $106,268 (Three months ended March 31, 2015 - $Nil) in the statement of loss and comprehensive loss on these contracts.

The following is a summary, by maturity dates, of the Company’s gold collar contracts outstanding as at March 31, 2016:

2016
Gold zero cost collars:
Floor amount (ounces)	7,000
Average floor price	$1,100

Ceiling amount (ounces)	7,000
Average ceiling price	$1,320

The unrealized fair value of these contracts at March 31, 2016 was $106,298 (December 31, 2015 - $Nil).

9.	Supplementary Disclosures of Cash Flow Information

	March 31, 2016	March 31, 2015

Cash paid during period for:
Interest	$144,284	$260,498

Non-cash financing and investing activities:
Common shares issued as part of a management agreement	$-	$151,428
Change is cash flow estimates related to asset retirement obligations charged to mineral property interests	$96,696	$-
Mobile equipment acquired through issuance of debt	$295,125	$2,865,983
Property, plant, equipment and mineral interest expenditures included in accounts payable	$2,311,472	$5,521,461
Inventory expenditures included in accounts payable	$867,505	-
Non-cash interest cost capitalized to mineral property interests	$838,888	$702,186
Non-cash amortization of discount and interest expense	$606,422	$934,342
Interest payable converted to principal balance on notes Payable	$974,986	$-

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(US dollars - Unaudited)

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

The three levels of the fair value hierarchy are as follows:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

	March 31, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants (Note 7(iv))	$9,423,226	$-	$9,423,226	$-
Derivatives – Hedging instruments (Note 8)	106,268	-	106,268	-
	$9,529,494	$-	$9,529,494	$-

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants (Note 7(iv))	$2,498,269	$-	$2,498,269	$-

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

For the Three Months Ended March 31, 2016 and 2015

(US dollars - Unaudited)

10.	Financial Instruments - Continued

Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to US Dollar deposits held in Canadian financial institutions. As of March 31, 2016 and December 31, 2015, the Company’s cash balances held in United States and Canadian financial institutions include $26,658,270 and $37,587,311 respectively, which are not fully insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

Interest Rate Risk

The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash balances during the three months ended March 31, 2016, a 1% decrease in interest rates would have reduced the interest income to a trivial amount.

Foreign Currency Exchange Risk

Certain purchases of corporate overhead expenditures are denominated in Canadian Dollar. As a result, currency exchange fluctuations may impact the costs of our operations. Specifically, the appreciation of the Canadian Dollar against the US Dollar may result in an increase in the Canadian operating expenses in US dollar terms. As of March 31, 2016, the Company maintained the majority of its cash balance in US Dollar. The Company currently does not engage in any currency hedging activities.

Commodity Price Risk

The Company’s primary business activity is the development of the open pit, gold and silver, heap leach project on the Project. Decreases in the price of either of these metals from current levels has the potential to negatively impact the future viability of the Project. The Company holds a small portfolio of derivative contracts in the form of gold zero-cost collars in order to hedge against the gold spot price volatility risk. A 10% change in the gold spot price would have a trivial impact on the change in the fair value of the derivative contracts held by the Company. The Company may enter into hedging contracts from time to time to protect the cash flows from commodity price volatility.

11.	Loss Per Share

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Numerator:
Net loss – numerator for basic and diluted EPS	$(8,925,777)	$(1,436,187)
Denominator:
Denominator for basic and diluted EPS	99,893,341	99,785,350
Basic loss per share	(0.09)	$(0.01)

For the three months ended March 31, 2016, 1,070,000 (Three months ended March 31, 2015 – 750,000) options and 10,000,000 (Three months ended March 31, 2015 - Nil) warrants were not included above as their impact would be anti-dilutive.

For the three months ended March 31, 2015 the convertible debentures were not included above as their impact would be anti-dilutive.

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(US dollars - Unaudited)

12.	Loan Payable

During the three months ended March 31, 2016, the Company acquired (1) one (Three months ended March 31, 2015 – (4) four) pieces of mining equipment from Komatsu through financing agreements. As at March 31, 2016 and December 31, 2015, the finance agreement balances are as follows:

	March 31, 2016	December 31, 2015
Balance, beginning of period	$18,372,823	$913,132
Additions	352,438	23,155,510
Down payments, taxes and principal repayments	(1,287,573)	(5,695,819)
Balance, end of period	$17,437,688	$18,372,823

The terms of the financing agreements are as follows:

	March 31, 2016	December 31, 2015
Total acquisition costs	$24,614,468	$24,262,031
Interest rates	0.00% - 4.40%	0.00% - 4.40%
Monthly payments	$4,669 - $33,906	$4,669 - $33,906
Average remaining life (Years)	3.23	3.46
Short-term portion	5,057,912	4,942,716
Long-term portion	$12,379,776	$13,430,107

For the three months ended March 31, 2016, the Company made total down payments of $57,313 (Three months ended March 31, 2015 - $574,600). The down payments consist of the sales tax on the assets and a 10% payment of the pre-tax purchase price. All of the loan agreements are for a term of four years, except one which is for three years, and are secured by the underlying asset except for the mining drill loan for which GQM Ltd. has provided a corporate guarantee.

The following table outlines the principal payments to be made for each of the remaining years:

Year	Principal Payments
2016	$3,776,086
2017	$5,198,262
2018	$5,323,624
2019	$3,133,086
2020	$6,630
Total	$17,437,688

13.	Comparative Figures

Certain comparative figures have been reclassified to conform to the financial statement presentation adopted for the current year. The reclassifications had no impact on the net loss, comprehensive loss, deficit accumulated or the cash flows as previously reported. Also see Note 15 for restatement of certain 2015 balances.

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(US dollars - Unaudited)

14.	Subsequent Events

On April 1st, 2016, the Company was to make the quarterly interest payment on the June 2015 loan. In accordance with the terms of the June 2015 loan agreement, the Company chose to exercise its right to add the interest owed on April 1st, 2016 to the principal balance. The principal balance of the loan was increased by $988,696.

15.	Prior Periods Financial Restatements

During the preparation of the deferred tax calculations for 2015 the Company found an accounting error in the calculation of the deferred income taxes for the year ended December 31, 2014. The accounting error related to the recognition of a deferred tax liability resulting from the dilution gain recorded in additional paid-in capital from the JV transaction (Note 7(vi)). The impact of the error on the financial statements for the three months ended March 31, 2015 are presented below. There was no impact on the Company’s Consolidated Statements of Loss and Comprehensive Loss or the Consolidated Statement of Cash Flows.

Impact for the three months ended March 31, 2015:

	March 31, 2015
	As Previously Reported	As Restated

Liabilities:
Deferred tax liability	$-	$12,922,000
Total liabilities	$31,358,690	$44,280,690
Shareholders’ Equity:
Additional paid-in capital	$56,390,510	$43,468,510
Total shareholders’ equity attributable to GQM Ltd.	$43,369,950	$30,447,950
Total shareholders’ equity	$77,448,394	$64,526,394

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of the operating results and financial condition of Golden Queen Mining Co. Ltd. (“Golden Queen”, “Company”, “we”, “our” or “us”) is as at May 10, 2016 and should be read in conjunction with the unaudited condensed consolidated interim financial statements of the Company for the quarter ended March 31, 2016 and the notes thereto.

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is prepared in accordance with U.S. generally accepted accounting principles and all amounts herein are in U.S. dollars unless otherwise noted.

The Soledad Mountain Project

Overview

The Company is an emerging gold and silver producer utilizing an open pit, heap leach operation on its Soledad Mountain property, located just outside the town of Mojave in Kern County in southern California.  The Soledad Mountain Project (the “Project”) utilizes conventional open pit mining methods and the cyanide heap leach and Merrill-Crowe processes to recover gold and silver from crushed, agglomerated ore.

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

Please refer to the Company’s Form 10-K dated March 30, 2016 for information on the Project and the Joint Venture Transaction.

The Company commenced commissioning of the facilities in the last quarter of 2015. The first gold and silver doré was poured, as part of the testing and commissioning process, on March 1, 2016.  Testing and commissioning continued in March 2016 and production commenced on April 1, 2016.

Commissioning of the Facilities

Commissioning of the crushing-screening plant commenced in the fourth quarter of 2015 as scheduled.  Leaching of the agglomerated ore was initiated in early February and the commissioning of the Merrill-Crowe facility was completed mid-February. A significant milestone was achieved when the inaugural gold and silver doré bar was poured on March 1, 2016.

The Company anticipates achieving commercial production in the second half of 2016. In accordance with US GAAP, the Company expects to begin recognizing revenues and expenses related to the sale of metals in the second quarter of 2016.

Please refer to Cash used in Investing Activities below for further details on the construction work done on site.

Mining

A total of 291K tons of ore were mined in the first quarter with a strip ratio of 3.3 waste to ore.

The mining of the North West Pit commenced in 2015 and the waste rock has been used to construct the Main Pit, Phase 1 access road and the East Pit access road. Mining of the North West Pit will continue for the remainder of the year.

Mining of the Main Pit, phase 1, commenced in early January of this year.  Mining of the Main pit will continue into 2017.

The grade reconciliation with the Block-Model for both the North West Pit and Main Pit is on-going.

An in-fill drilling program of the East Pit is being contemplated for later this quarter. The Company anticipates mining of the East Pit to commence in January 2017.

Processing and Production during Commissioning/Testing Phase

The crushing-screening plant daily average in Q1 2016 was 4,038 tons per day.  In April, the daily average was 6,790 tons per day. The Company has made steady progress with the commissioning of the crushing-screening plant and the pad-loading systems. The performance of the HPGR system has exceeded expectations but there have been some issues with the pad-loading system and wear on liners for the crushers, various chutes and other parts.

As of the end of April, a total of 584K tons are currently leaching on the heap-leach pad. Agglomerate quality was very good in Q1 2016 and the porosity and permeability of the heap-leach pad is extremely high. The Company forecasts the 150-day recovery of the first lift to be approximately 70%.

A total of 1,109 oz of gold and 11,108 oz of silver have been produced as of April 30, 2016.

February 2015 Technical Report and Updated Feasibility Study

The Company engaged Mine Development Associates (“MDA”) in 2014 to update the Project's geological model from first principles and to provide updated mineral resource estimates. The Company also engaged Norwest Corporation (“Norwest”) and Kappes, Cassiday & Associates (“KCA”) to update the mineral reserve estimates and prepare a feasibility study and economic analysis based upon current information. The updated mineral resource and reserve estimates and results of the feasibility study were disclosed in a news release on February 10, 2015. The Company filed a technical report pursuant to National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) titled “Soledad Mountain Technical Report and Updated Feasibility Study” with an effective date of February 25, 2015 (the “Technical Report”) on the System for Electronic Document Analysis and Retrieval (“SEDAR”) on February 27, 2015 and the Electronic Data Gathering, Analysis, and Retrieval system (“EDGAR”) on March 2, 2015. The Technical Report was prepared by Carl E. Defilippi of KCA, Sean Ennis of Norwest, Michael M. Gustin of MDA and Peter Ronning of New Caledonian Geological Consulting, each of whom is a Qualified Person and independent of the Company pursuant to NI 43-101.

The updated feasibility study highlights includes the following estimates and assumptions:
(expressed on a 100% Basis)

•	Life of mine average annual production of 74k oz of gold and 781k oz of silver during full production

Years 2-11;

•	Total production of 807k oz of gold and 8.3mm oz of silver;
•	Stripping ratio of 3.41:1 (waste tons : ore tons);
•	Pre-production capital costs of approximately $144 million in-line with the capital costs update provided in March 2014: $99.3 million in construction capital costs, $15 million contingency, $10.5 million in working capital and financial assurance cost estimate and $19.2 million for the mobile mining equipment. The mobile mining equipment is being financed through Komatsu Financial;
•	Base case after-tax net present value (5% discount rate) of $214 million with a gold price of $1,250/oz and a silver price of $17/oz; and
•	Base case after-tax IRR of 28.3% with a gold price of $1,250/oz and a silver price of $17/oz.

Please refer to the Company’s news release dated February 10, 2015 and Form 10-K dated March 30, 2016 for further details on the Technical Report and updated feasibility study. The Technical Report and updated feasibility study are also available on the Company’s website or on SEDAR.

The Center for Biodiversity Petition to List the Mohave Shoulderband Snail as an Endangered Species

On January 31, 2014, the Center for Biological Diversity (“CBD”) filed an emergency petition (the “Petition”) with the United States Fish and Wildlife Service (“USFWS”) asking the USFWS to list the Mohave Shoulderband snail as a threatened or endangered species. Citing a report published more than 80 years ago, the Petition claims that the snail exists in only three places, and that most of the snail habitat occurs on Soledad Mountain, where the Company is developing the Project.

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

Even though an emergency listing was not warranted, the USFWS is required by the Endangered Species Act to continue processing the listing petition.  A public comment period on the petition commenced on April 10, 2015 for a period of 60 days.  On September 9, 2015, the USFWS and the CBD entered into a Stipulated Settlement Agreement that established a 12 Month Finding date of April 11, 2016.

In November 2015, the Company, the USFWS, and the CBD entered into a Memorandum of Understanding under which the USFWS and the CBD agreed to defer the 12 Month Finding date to June 30, 2017, and the Company agreed not to disturb until June 30, 2017 certain points on Soledad Mountain where snails or snail shells had been identified.  The Company, the USFWS, and the CBD have jointly selected a third party environmental consultant that will conduct a survey to better understand the snail’s range and distribution on Soledad Mountain before the USFWS prepares its 12 Month Finding.  Surveying is anticipated to take place between the fall of 2016 and the spring of 2017.

The Project has received all necessary regulatory approvals.  The ongoing review by the USFWS does not affect the Project’s regulatory approvals or interfere with the Project’s operation.  The November 2015 Memorandum of Understanding caused no material adjustments to the Project’s mine plan.  The Company believes that conservation of the snail can be accomplished without material adjustments to the Project’s mine plan, but if the USFWS ultimately finds that the snail is ‘endangered’ or ‘threatened’ and no agreed conservation plan is established, material adjustments to the Project’s mine plan may be required.

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

Complaint on Alleged Short-swing Trading Profits

We received notice that a complaint was filed on April 22, 2015 in United States District Court, District of Massachusetts seeking recovery pursuant Section 16(b) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), of alleged short-swing trading profits.  The complaint was filed by Ryan T. Darby, as plaintiff, and named Landon T. Clay, a shareholder of the Company (“Clay”), and the Company as defendants.  The plaintiff alleges that Mr. Clay realized short-swing profits in connection with transactions in Company securities within a period of six months.  The Company and the Plaintiff have entered into an agreement to settle the claims.  Under the agreement, the Company will agree to adopt certain changes to its existing Section 16 policies and procedures and pay legal fees of $185,000 to Plaintiff’s counsel.  A Motion to Dismiss with prejudice the action was filed on March 31, 2016.  Clay and the Company have, and continue to, expressly deny that either or both have committed any act or omission giving rise to any liability and/or violation of law.

In conjunction with the June 2015 Loan, as defined elsewhere herein, the Company agreed to indemnify the Clay Group and their affiliates for up to $350,000 in legal expenses (not damages) incurred in defense of complaints brought against the lenders and their affiliates by shareholders of the Company under Section 16 of the Exchange Act. The legal fees reimbursed by the Company currently amount to $345,572, including the $185,000 in legal fees paid to the Plaintiff’s counsel.  Please refer to the Transaction with Related Parties section for further details on the June 2015 Loan.

Results of Operations

The following are the results of operations for the three months ended March 31, 2016, and the corresponding period ended March 31, 2015.

The Company had no revenue from operations during the three months ended March 31, 2016.

The Company incurred general and administrative expenses of $1,527,176 during the three months ended March 31, 2016 as compared to $739,533 for the same period in 2015. Costs were higher by $787,643 for the three months ended March 31, 2016 when compared with the same periods in 2015. The reasons for the variance in costs are highlighted below.

The following significant general and administrative expenses were incurred during the three months ended March 31, 2016 with a comparison to costs incurred during the same period in 2015:

•	$470,929 (2015 - $245,922) for legal expenses. Legal costs were higher during the three months ended March 31, 2016 as compared to the same period in 2015 due to the legal fees related to the Complaint on Alleged Short-swing Trading Profits (see Other Legal Matters section above).

•	$342,467 (2015 - $151,430) for corporate salary. This increase is related to the addition of administrative personnel in Mojave as the Project advanced to production.

•	$303,138 (2015 - $179,983) for audit, tax and accounting fees. Audit and accounting costs were higher during the three months ended March 31, 2016 as compared to the same period in 2015 mainly due to the increased complexity of the audit work and additional costs related to the calculations of the deferred tax liability.

•	$123,956 (2015 - $63,189) for insurance expenses. The insurance expense increase is related to the general increase in corporate and site activities. Enhanced insurance coverage is required because construction of the processing facilities is complete and the Project will shortly move into the production phase.

The Company experienced a net foreign exchange gain of $1,557 during the three months ended March 31, 2016, as compared with a gain of $561,512 for the same period in 2015.  The net foreign exchange gain is made up by realized and unrealized gains and losses related to the Company’s Canadian expenditures, the Canadian balances of cash, accounts payable and, in 2015, the convertible debentures.  During the first quarter of 2015 the net foreign exchange gain was mainly the result of the gain unrealized on the convertible debentures, which were denominated in Canadian dollars while the Company’s functional currency is the US dollar. The exchange rate, stated in Canadian dollars per one US dollar, moved from $0.72 as of December 31, 2015 to $0.77 on March 31, 2016.

For the three months ended March 31, 2016, the Company incurred a total interest expense of $761,571 (three months ended March 31, 2015 - $1,649,939) related to its various loans.  The decrease was mainly due to the fact the convertible debentures are no longer outstanding and the amortization of the discount only relates to the June 2015 loan.  Please refer to the Transaction with Related Parties section for a complete breakdown of the interest expenses as there was a portion of the interest capitalized to mineral property interests as development costs directly attributable to the mine.

During the first quarter of 2016 the amount of the Company’s derivative liability includes the warrants issued in conjunction with the June 2015 Loan and the fair value of hedging instruments. During the first quarter of 2015 the Company’s derivative liability only included the convertible debentures.  The Company recorded an increase in the derivative liability including foreign exchange of $7,031,225 as a result of an increase in the Company’s share price during the three months ended March 31, 2016 as compared to an increase of $101,749 for the same quarter in 2015. Refer to Notes 7(iv) and 8 of the unaudited condensed consolidated interim financial statements for a detailed analysis of the changes in fair value of the derivative liability.

Interest income of $39,529 (2015 - $66,142) was lower during the three months ended March 31, 2016 as compared with the same period in 2015 due to a decrease in the cash balances. Interest rates remained low during the quarter and are projected to remain low for the remainder of 2016.

The Company recorded a net loss and comprehensive loss of $8,925,777* (or $0.09 loss per basic share) during the three  months ended March 31, 2016 as compared to net and comprehensive loss of $1,436,187 (or $0.01 loss per basic share) during the same period of 2015.  The difference between the three months ended March 31, 2016 and 2015 is mainly due to the significant increase in the derivative liability related to the Company’s warrants.

* Net income (loss) for the period attributable to the Company.

Summary of Quarterly Results

Results for the eight most recent quarters are set out in the table below:

Results for the quarter ended on:	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015
Item	$	$	$	$
Revenue	Nil	Nil	Nil	Nil
Net income (loss) for the quarter	(8,925,777)*	(721,587)*	(1,924,167)*	(1,379,265)*
Basic net income (loss) per share	(0.09)	(0.01)	(0.02)	(0.01)
Diluted net income (loss) per share	(0.09)	(0.01)	(0.02)	(0.01)

Results for the quarter ended on:	March 31, 2015	Dec. 31, 2014		Sept. 30, 2014	June 30, 2014
Item	$	$		$	$
Revenue	Nil	Nil		Nil	Nil
Net income (loss) for the quarter	(1,436,187)*	1,543,120	*	(1,811,843)*	(705,843)
Basic net income (loss) per share	(0.01)	0.02		(0.02)	(0.01)
Diluted net income (loss) per share	(0.01)	0.00		(0.02)	(0.01)

* Net income (loss) for the period attributable to the Company

For the quarters illustrated in the above table, the main reasons for the significant fluctuations in net income (loss) between periods are the fluctuations in the Company’s derivative liabilities, interest expense and the costs related to the Joint Venture Transaction.  The Company’s derivative liabilities are a function of the Company’s stock price as compared to the instruments’ strike price and the exchange rate between the Canadian dollar and the US dollar. As the stock price rises, the derivative liabilities increase resulting in the Company recognizing losses. When the stock price decreases, the Company recognizes gains.

For fiscal 2015, the Company experienced a loss related to its derivative liabilities in the amount of $101,749 (2014 – Loss of $5,747,376) in the first quarter whereas it recorded a gain of $2,568,849 (2014 – Gain of $1,634,681) during the second quarter. The second quarter gain was however off-set by higher interest expense and a one-time financing fee of $1,500,000 paid in connection with the June 2015 Loan.  In the third quarter of 2015, the Company experienced a loss of $598,770 (2014 – Gain of $2,861,314) related to the derivative liabilities.  Adding to the losses for the three months ended September 30, 2015 was the interest expense and amortization of the discount on the June 2015 loan and the convertible debenture and the interest expense related to the Komatsu loans.  In the fourth quarter of 2015, the Company experienced a gain of $1,465,895 (2014 – Gain of $2,255,598) related to the derivative liabilities.  This gain was partially off-set by interest expense and amortization of the discount on the June 2015 loan and the interest expense related to the Komatsu loans.

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

Please refer to the Results of Operations section above for the results of operations for the three months ended on March 31, 2016.

Reclamation Financial Assurance and Asset Retirement Obligation

Reclamation Financial Assurance

The Company is required to provide the Bureau of Land Management, the State Office of Mine Reclamation and Kern County with a revised reclamation cost estimate annually.  The financial assurance is adjusted once the cost estimate is approved.  The Company’s provision for reclamation of the property is estimated each year by an independent consulting engineer. This estimate, once approved by state and county authorities, forms the basis for the reclamation financial assurance. The reclamation assurance provided as at March 31, 2016 was $624,142 (December 31, 2015 - $624,142).

The Company is also required to provide financial assurance with the Lahontan Regional Water Quality Control Board (the “Regional Board”) for closure and reclamation costs related to the lined impoundments, which are defined as the Stage 1 heap leach pad, the overflow pond, and the solution collection channel. The reclamation financial assurance estimate for as of March 31, 2016 is $1,210,889 (December 31, 2015 - $Nil).

In addition to the above, the Company is required to obtain and maintain financial assurance for initiating and completing corrective action and remediation of a reasonably foreseeable release from the Project’s waste management units as required by the Regional Board.  The reclamation financial assurance estimate for as of March 31, 2016 is $278,240 (December 31, 2015 - $278,240).

In January 2016 the company entered into $2.1 million in surety bond agreements in order to release its reclamation deposits and post a portion of the financial assurance due in 2016. The Company pays a yearly premium. Golden Queen Ltd. has provided a corporate guarantee on the surety bonds.

Asset Retirement Obligation

The total asset retirement obligation as of March 31, 2016 is $1,075,149 (December 31, 2015 - $978,453).

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and clean-up its property based on its activities to date.  The Company estimates that the cash outflows related to these reclamation activities will be incurred primarily in 2028.   Reclamation provisions are measured at the expected value of future cash flows discounted to their present value using a credit adjusted risk-free interest rate and adjusted for inflation.  The Company used a credit adjusted risk-free rate of 9.20% (December 31, 2015 – 9.20%) and an inflation rate of 2.27% (December 31, 2015 – 2.27%).

Property Rent Payments

The Company has acquired a number of mineral properties outright. It has acquired exclusive rights to explore, develop and mine other portions of the Project under various mining lease agreements with landowners.

The Company is required to make property rent payments related to its mining lease agreements with landholders, in the form of advance minimum royalties.  The total property rent payments for the three months ended March 31, 2016 were $2,500 (2015 - $10,000), and the Company expects to pay approximately $75,000 in property rent payments in 2016. Production royalties are expected to commence in 2016.

There are multiple third party landholders and the royalty amount due to each landholder over the life of the Project varies with each property.

Contractual Obligations

As of March 31, 2016, GQM LLC has approximately $2.0 million to be paid for mine development commitments entered into prior to fiscal 2016.  The commitments were paid out subsequent to March 31, 2016.  GQM LLC did not make material additional construction commitments during the three months ended March 31, 2016 or subsequent to this date.

GQM LLC’s contractual obligations as of March 31, 2016 are shown in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations (mostly mobile mining equipment financing)	$17,437,687	$5,057,912	$10,437,265	$1,942,510	-
Property rent payments	$75,000	$75,000	-	-	-
Remaining construction purchase obligations	$2,360,491	$2,360,491	-	-	-
Asset retirement obligations (Undiscounted)	$2,113,271	-	-	-	$2,113,271
Total	$21,986,449	$7,493,403	$10,437,265	$1,942,510	$2,113,271

GQM LTD’s contractual obligations as of March 31, 2016 are shown in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payable - June 2015 Clay loan	$988,696	$988,696	-	-	-
2015 June Clay Loan (Face value)	$39,656,493	$39,656,493	-	-	-
Total	$40,645,189	$40,645,189	-	-	-

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

The Company did not grant options during the quarters ended December 31, 2013, March 31, 2014, June 30, 2014, September 30, 2014, December 31, 2014, March 31, 2015, June 30, 2015, December 31, 2015 and March 31, 2016.

A total of 1,070,000 (976,667 exercisable) (December 31, 2015 – 1,070,000 (976,667 exercisable); March 31, 2015 – 750,000 (750,000 exercisable)) common shares were issuable pursuant to such stock options as at March 31, 2016.

Transactions with Related Parties

Except as noted elsewhere in this Form 10-Q, related party transactions are disclosed as follows:

(i)	Consulting Fees

For the three months ended March 31, 2015, the Company paid $188,934 to Mr. H. Lutz Klingmann for services as President of the Company. Included in these consulting fees was $151,428 related to 150,000 bonus shares (Refer to Note 4 – Share Capital).  There were no consulting fees paid for the three months ended March 31, 2016

During the three months ended March 31, 2016, the Company paid a total of $28,535 (Three months ended March 31, 2015 - $18,438) to the three independent directors of the Company.   During the three months ended March 31, 2015, Thomas M. Clay also received director fees.

(ii)	Notes Payable

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

As such, as of March 31, 2016, no accrual has been made for the potential costs related to the registration rights.

	March 31, 2016	December 31, 2015
Balance, beginning of the period	$36,053,012	$13,881,305
Accretion of discount on the June 2015 Loan	606,422	1,374,228
Interest payable transferred to principal balance of the June 2015 Loan	974,986	1,181,507
Fair value at inception, notes payable	-	33,497,277
Repayment of loans	-	(2,500,000)
Accretion of financing and legal fees	-	967,156
Extinguishment of the December 2014 Loan	-	(12,500,000)
Loss on extinguishment of debt	-	151,539
Balance, end of the period	37,634,420	$36,053,012

Interest payable relating to the June 2015 Loan as at March 31, 2016 was $988,696 (December 31, 2015 - $969,645).

(iii)	Share Purchase Warrants

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

The fair value of the derivative liability related to the share purchase warrants as at March 31, 2016 is $9,423,226 (December 31, 2015 - $2,498,269).  The derivative liability was calculated using an acceptable option pricing valuation model with the following assumptions:

	2016	2015
Risk-free interest rate	0.68%	0.73% - 1.02%
Expected life of derivative liability	4.19 years	4.44 - 5 years
Expected volatility	79.45%	72.29% - 76.11%
Dividend rate	0.00%	0.00%

The change in the derivative share purchase warrants is as follows:

	March 31, 2016	December 31, 2015
Balance, beginning of the period	$2,498,269	$-
Fair value at inception	-	4,002,723
Change in fair value	6,924,957	(1,504,454)
Balance, end of the period	$9,423,226	$2,498,269

(iv)	Amortization of Discounts and Interest Expense

The following table summarizes the amortization of discounts and interest on loans and convertible debentures:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Accretion of the June 2015 Loan discount	$606,422	$-
Interest expense related to the June 2015 Loan	994,037	-
*Interest expense related to Komatsu Financial loans	166,335	13,411
Interest expense related to the convertible debentures	-	40,285
Amortization of the convertible debentures	-	747,870
Interest expense related to the December 2014 Loan	-	311,644
Accretion of debt discount on the convertible debentures	-	2,510,611
Interest on Gauss advance	-	209,607
Accretion of the December 2014 Loan financing fees	-	536,729
Accretion of discount and interest on loan and convertible debentures	$1,766,794	$1,649,939

The Company’s loans were contracted to fund significant development costs.  The Company capitalizes a portion of the interest expense as it related to funds borrowed to complete development activities at the Project site.

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Accretion of discounts and interest on loan, advance and convertible debenture	$1,766,794	$1,649,939
Less: Interest costs capitalized	(1,005,223)	(702,186)
Interest expense	$761,571	$947,753

*Komatsu is not a related party and has only been included in the above table to reconcile the total interest expense incurred for the period to the amounts capitalized and expensed.

(v)	Joint Venture Transaction

Variable Interest Entity

In accordance with ASC 810-10-30, the Company has determined that GQM LLC meets the definition of a VIE and that the Company is part of a related party group that, in its entirety, would meet the definition of a primary beneficiary.   Although no individual variable interest holder individually meets the definition of a primary beneficiary in the absence of the related party group, Golden Queen has determined it is considered the member of the related party group most closely associated with GQM LLC.  As a result, the Company has consolidated 100% of the accounts of GQM LLC in these consolidated financial statements, while presenting a non-controlling interest portion representing the 50% interest of Gauss in GQM LLC on its balance sheet.  A portion of the non-controlling interest has been presented as temporary equity on the Company’s balance sheet representing the initial value of the non-controlling interest that could potentially be redeemable by Gauss in the future. The net assets of GQM LLC as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Assets, GQM LLC	$156,991,083	$158,209,916
Liabilities, GQM LLC	(22,081,711)	(22,591,211)
Net assets, GQM LLC	$134,909,372	$135,618,705

Included in the assets above, is $21,319,945 (December 31, 2015 - $31,531,853) in cash held as at March 31, 2016.  The cash in GQM LLC is directed specifically to fund capital expenditures required to take the Project to production and settle GQM LLC’s obligations.  The liabilities of GQM LLC do not have recourse to the general credit of the primary beneficiary except in two situation.  Please refer to notes 6 and 12 for details on the exception.

Non-Controlling Interest

The carrying value of the non-controlling interest is adjusted for net income and loss, distributions and contributions pursuant to ASC 810-10 based on the same percentage allocation used to calculate the initial book value of temporary equity.

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net loss and comprehensive loss in GQM LLC	$(709,333)	$(573,413)
Non-controlling interest percentage	50%	50%
Net loss and comprehensive loss attributable to non-controlling interest	(354,666)	(286,706)
Net loss and comprehensive loss attributable to permanent non-controlling interest	$(212,800)	$(172,024)
Net loss and comprehensive loss attributable to temporary non-controlling interest	$(141,866)	$(114,682)

	Permanent Non- Controlling Interest	Temporary Non- Controlling Interest
Carrying value of non-controlling interest, December 31, 2014	$34,250,468	$22,833,645
Capital contribution	7,500,000	5,000,000
Net loss and comprehensive loss for the period	(1,064,857)	(709,904)
Carrying value of non-controlling interest , December 31, 2015	$40,685,611	$27,123,741

	Permanent Non- Controlling Interest	Temporary Non- Controlling Interest
Carrying value of non-controlling interest, December 31, 2015	$40,685,611	$27,123,741
Net loss and comprehensive loss for the period	(212,800)	(141,866)
Carrying value of non-controlling interest , March 31, 2016	$40,472,811	$26,981,875

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

The three levels of the fair value hierarchy are as follows:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

	March 31, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants (Note 7(iv))	$9,423,226	$-	$9,423,226	$-
Derivatives – Hedging instruments (Note 8)	106,268	-	106,268	-
	$9,529,494	$-	$9,529,494	$-

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants (Note 7(iv))	$2,498,269	$-	$2,498,269	$-

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

Liquidity and Capital Resources

The Company has generated no revenues from operations since inception and as at March 31, 2016 had an accumulated deficit of $88,831,798 and a working capital deficit of $25,294,090.  Cash used in operations for the three months ended March 31, 2016 was $3,200,159.

Golden Queen, on a non-consolidated basis, currently does not have sufficient funds to repay the $37,500,000 loan plus the accrued interest at the issuance date of the condensed consolidated interim financial statements. However, in order to secure the necessary funds to meet this upcoming obligation and mitigate the going concern issue, management is actively exploring several options including debt financing and equity offering.

While Golden Queen has been successful at certain of these efforts in the past, there can be no assurance that future efforts will be successful. This raises substantial doubt about this entity’s ability to continue as a going concern.

At the Project level, GQM LLC has sufficient funds to meet its contractual obligations for the next 12 months.

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

These condensed consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Such adjustments could be material.

The Company’s 50%-owned subsidiary, GQM LLC, which holds the Company’s interest in the Soledad Mountain project, held $21,319,945 in cash as of March 31, 2016 as compared to $64,508,799 on March 31, 2015. It is expected that the current cash on hand will fund remaining working capital needs until later in 2016 when the Project is expected to reach positive cash flow.

Cash used in Operating Activities:

Cash used to fund operating activities, including general and administrative expenses such as legal fees, accounting, taxation and auditing fees, corporate expenses, office expenses and corporate salary was $3,200,159 (three month period ended March 31, 2015 -  $1,351,647) for the three months period ended March 31, 2016. The increase in cash used in operating activities is mostly due to the increase in activity on site as the company started the commissioning of its facilities during the first quarter of 2016.

Cash used in Investing Activities:

The Company began capitalizing all development expenditures directly related to the Project in July 2012.  Prior to July 2012, all Project-related expenditures were written off due to uncertainties around obtaining the necessary approvals for proceeding with the Project.

Cash used in investing activities totaled $6,498,622 during the three months ended March 31, 2016 (three months ended March 31, 2015 - $18,131,614). The decrease is due to the decreased level of construction activity on site as the Project construction was finalized.

The significant development costs incurred during the three months ended March 31, 2016 included the completion of the crushing-screening plant facilities, the conveyor and stacking system, the Merrill-Crowe plant and the water and power supply.

Cash from Financing Activities:

Cash used in financing activities totaled $1,230,260 during the three months ended March 31, 2016 (three months ended March 31, 2015 – cash used of $2,840,779). The cash used in financing activities was lower during the three months ended March 31, 2016 when compared to the same period in 2015 as 2016 principal repayments only related to GQM LLC loans, while repayments in 2015 also included loans related to GQM Ltd. The January 1, 2016 interest payment due on the June 2015 Loan of $974,986 has been added to the principal balance.

Working Capital:

As at March 31, 2016, the Company, on a consolidated basis, had current assets of $31,548,261 (December 31, 2015 - $39,979,225) and current liabilities of $56,842,352 (December 31, 2015 - $47,722,334) or working capital deficit of $25,294,090 (December 31, 2015 – working capital deficit of $7,743,109).  The decrease in current assets from December 31, 2015 is mostly the result of construction and working capital expenditures on site. The increase in current liabilities is the result of the June 2015 Loan now being included in our current liabilities. The June 2015 Loan was previously included in our long-term liabilities. It has been re-classified as a current liability as it is now due in less than twelve months.

GQM LLC will use its cash on hand for working capital related expenditures until later in 2016 when the Project is expected to be generating positive cash flows.

Golden Queen Mining Co. Ltd will use its cash for general corporate expenditures such as accounting fees, legal fees, interest expense and corporate salary expenses.

Please refer also to Outlook below.

Outstanding Share Data

The number of shares issued and outstanding and the fully diluted share position are set out in the table below:

Item	No. of Shares
Shares issued and outstanding on December 31, 2015	99,928,683
Shares issued pursuant to the exercise of stock options	Nil
Shares issued and outstanding on March 31, 2016	99,928,683	Exercise Price	Expiry Date
Shares to be issued on exercise of directors and employees stock options	1,070,000	$0.58 to $1.59	From 06/03/18 to 09/08/20
Shares to be issued on exercise of warrants	10,000,000	$0.95	06/08/20
Shares to be issued as a finder’s fee (due upon commercial production)	100,000	Not Applicable	Not Applicable
Fully diluted March 31, 2016	111,098,683

The company has an unlimited authorized share capital

Outlook

The Company is evaluating its options, including debt and equity, to re-finance the June 2015 Loan which matures on December 8, 2016.

The ability of the Company to operate a mine on the property is subject to numerous risks, certain of which are disclosed in the Company’s latest Form 10-K filing with the SEC, dated March 30, 2016.  Readers should evaluate the Company’s prospects in light of these and other risk factors.

The Company was completing testing and commissioning in the three months ended March 31, 2016.  The Company moved into the production phase subsequent to March 31, 2016.

Mineral Interests

In July 2012, the Company received notice that it had met all remaining major conditions of the conditional use permits for the Project. As a result, Management made the decision to begin capitalizing all development expenditures related to the Project while all other expenses not related to the development of the project continue to be expensed as incurred.  Refer also to Note 3 Property, Plant, Equipment and Mineral Interests of the unaudited condensed consolidated interim financial statements for a more detailed discussion.

Subsequent Events

On April 1st, 2016, the Company was to make the quarterly interest payment on the June 2015 loan. In accordance with the terms of the June 2015 loan agreement, the Company chose to exercise its right to add the interest owed on April 1st, 2016 to the principal balance of the June 2015 loan. The principal balance of the loan was increased by $988,696.

Summary of Significant Accounting Policies and Estimates

Full disclosure of the Company’s significant accounting policies and estimates in accordance with generally accepted accounting principles in the United Stated can be found in notes of its audited consolidated financial statements as at December 31, 2015.

Recent Accounting Standards

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

(iii)	In January 2016, FASB issued ASU 2016-01, Financial Instruments – Recognition and measurement of financial assets and financial liabilities (Subtopic 825-10) which updates several aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendments that are relevant to the Company are as follows:

1.	Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.
2.	Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.
3.	Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements.

The ASU will be effective for periods beginning after December 15, 2017, for public companies.  The Company is assessing the impact of this standard.

(iv)	In March 2016, FASB issued ASU 2016-09, Compensation – Stock Compensation (Subtopic 718) which updates several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.

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

Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to US Dollar deposits held in Canadian financial institutions. As of March 31, 2016 and 2015, the Company’s cash balances held in United States and Canadian financial institutions include $26,658,270 and $69,083,604 respectively, which are not fully insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

Interest Rate Risk

The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash balances during the three months ending March 31, 2016, a 1% decrease in interest rates would have reduced the interest income to a trivial amount.

Foreign Currency Exchange Risk

Certain purchases of labour are denominated in Canadian dollars. As a result, currency exchange fluctuations may impact the costs of our operations. Specifically, the appreciation of the Canadian dollar against the U.S. dollar may result in an increase in the Canadian operating expenses in U.S. dollar terms. As of March 31, 2016, the Company maintained the majority of its cash balance in U.S. dollars.

Commodity Price Risk

The Company’s primary business activity is the development of the open pit, gold and silver, heap leach project on the Property. Decreases in the price of either of these metals from current levels has the potential to negatively impact the future viability of the Project.  The Company holds a small portfolio of derivative contracts in the form of gold zero-cost collars in order to hedge against the gold spot price volatility risk.  A 10% change in the gold spot price would have a trivial impact on the change in the fair value of the derivative contracts held by the Company.   The Company may enter into hedging contracts from time to time to protect the cash flows from commodity price volatility.

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

Our Chief Executive Officer and Chief Financial Officer, and our external Sarbanes-Oxley consultants carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2016 and concluded that since the last quarterly review, our disclosure controls and procedures were operating effectively.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

All policies can be viewed in full on the Company’s website at www.goldenqueen.com

For the three months ended March 31, 2016 and year ended December 31, 2015, there were no reported instances of fraud.

Part II – Other Information

Item 1. Legal Proceedings

See “The Center for Biodiversity Petition to List the Mojave Shoulderband Snail as an Endangered Species” and “Other Legal Matters” contained in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal period ended December 31, 2015, as filed with the SEC on March 30, 2016.

Item 4.  Mine Safety Disclosures

GQM LLC is the operator of the Project, which is located in Mojave in Kern County, California. The mine safety disclosures required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K are included in Exhibit 95.1 of this Quarterly Report.  There were no lost-time accidents at GQM LLC during the first quarter of 2016.

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing
3.1	Notice of Articles	Incorporated by reference to Exhibit 3.1 to the Form 10-K of the Company, filed with the SEC on March 30, 2016
3.2	Articles	Incorporated by reference to Exhibit 3.2 to the Form 8-K of the Company, filed with the SEC on September 2, 2010
31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934	Filed herewith
31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934	Filed herewith
32.1	Section 1350 Certification of the Principal Executive Officer	Filed herewith
32.2	Section 1350 Certification of the Principal Financial Officer	Filed herewith
95.1	Mine Safety Disclosure	Filed herewith
101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three months ended March 31, 2016, formatted in XBRL	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 10, 2016

GOLDEN QUEEN MINING CO. LTD.
(Registrant)

By:	/s/ Thomas M. Clay
Thomas M. Clay
Principal Executive Officer

By:	/s/ Andrée St-Germain
Andrée St-Germain
Principal Financial Officer

