Form 10-Q
period 2016-06-30
GOLDEN QUEEN MINING CO LTD
filed 2016-08-09
CIK 1025362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 9, 2016 the registrant’s outstanding common stock consisted of 111,048,683 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Golden Queen Mining Co. Ltd.

Condensed Consolidated Interim Financial Statements

June 30, 2016

(US Dollars - Unaudited)

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Balance Sheets

(US dollars - Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash	$18,666,119	$37,587,311
Receivables	26,660	23,962
Inventory (Note 2)	8,520,112	1,935,599
Prepaid expenses and other current assets	277,918	432,353
Total current assets	27,490,809	39,979,225
Property, plant, equipment and mineral interests (Note 3)	136,024,353	128,562,572
Reclamation financial assurance deposit (Note 5)	-	902,382
Total Assets	$163,515,162	$169,444,179
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 7(i))	$3,024,231	$3,258,692
Interest payable (Note 7(ii))	1,013,346	969,645
Notes payable (Note 7(ii))	39,248,747	36,053,012
Current portion of loan payable (Note 12)	4,811,477	4,942,716
Derivative liability – Warrants (Note 7(iii))	8,072,628	2,498,269
Derivative liability– Hedging instruments (Note 8)	321,634	-
Total current liabilities	56,492,063	47,722,334
Asset retirement obligations (Note 5)	1,171,845	978,453
Loan payable (Note 12)	11,378,969	13,430,107
Deferred tax liability	12,922,000	12,922,000

Total liabilities	81,964,877	75,052,894
Temporary Equity
Redeemable portion of non-controlling interest (Note 7(v))	26,398,125	27,123,741
Shareholders’ Equity
Common shares, no par value, unlimited shares authorized (2015 -unlimited); 99,928,683 (2015 – 99,928,683) shares issued and outstanding (Note 4)	62,860,443	62,860,443
Additional paid-in capital	43,635,109	43,627,511
Deficit accumulated	(90,940,578)	(79,906,021)
Total shareholders’ equity attributable to GQM Ltd.	15,554,974	26,581,933
Non-controlling interest (Note 7(v))	39,597,186	40,685,611
Total Shareholders’ Equity	55,152,160	67,267,544
Total Liabilities, Temporary Equity and Shareholders’ Equity	$163,515,162	$169,444,179

Ability to Continue as a Going Concern (Note 1)

Commitments and Contingencies (Note 6)

Subsequent Events (Note 14)

Approved by the Directors:

“Thomas M. Clay”	“Bryan A. Coates”
Thomas M. Clay, Director	Bryan A. Coates, Director

See Accompanying Notes to the Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss

(US dollars - Unaudited)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Revenue	$3,464,093	$-	$3,464,093	$-

Costs and expenses

Direct mining costs	(3,563,009)	-	(3,563,009)	-
Depreciation and depletion	(1,843,192)	-	(1,843,192)	-
Accretion (Note 5)	(22,529)	-	(22,529)	-
General and administrative expenses (Notes 7(i))	(989,229)	(1,991,215)	(2,516,405)	(2,730,747)
Gain (loss) on derivative instruments (Notes 7(iii) and 8)	1,135,233	2,568,849	(5,895,993)	2,467,100

Total costs and expenses	(5,282,726)	577,634	(13,841,128)	(263,647)

Other income (expenses)

Interest expense (Notes 7(ii) and 7(iv))	(1,792,894)	(1,070,111)	(2,554,465)	(2,017,864)
Interest income	43,373	52,383	82,902	118,525
Loss on extinguishment of debt (Note 7(iii))	-	(151,539)	-	(151,539)
Closing fee (Note 7(ii))	-	(1,500,000)	-	(1,500,000)

Total other income (expenses)	(1,749,521)	(2,669,267)	(2,471,563)	(3,550,878)

Net and comprehensive income (loss) for the period	(3,568,154)	(2,091,633)	(12,848,598)	(3,814,525)
Add: Net and comprehensive loss attributable to the non-controlling interest for the period (Note 7(v))	1,459,373	712,368	1,814,041	999,074

Net and comprehensive income (loss) attributable to Golden Queen Mining Co Ltd. for the period	$(2,108,781)	$(1,379,265)	$(11,034,557)	$(2,815,451)
Earnings (Loss) per share – basic (Note 11)	$(0.02)	$(0.01)	$(0.11)	$(0.03)

Earnings (Loss) per share – diluted (Note 11)	$(0.02)	$(0.01)	$(0.11)	$(0.03)

Weighted average number of common shares outstanding -basic	99,928,683	99,928,683	99,928,683	99,857,412
Weighted average number of common shares outstanding - diluted	99,928,683	99,928,683	99,928,683	99,857,412

See Accompanying Notes to the Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Statements of Shareholders’ Equity, Non-controlling Interest and Redeemable Portion of Non-controlling Interest

(US dollars - Unaudited)

	Common Shares	Amount	Additional Paid-in Capital (Restated – Note 16)	Deficit Accumulated	Total Shareholders’ Equity attributable to GQM Ltd (Restated – Note 16)	Non-controlling Interest	Total Shareholders’ Equity (Restated – Note 16)	Redeemable Portion of Non-controlling Interest
Balance, December 31, 2014 (Restated – Note 15)	99,778,683	$62,709,015	43,468,510	$(74,444,816)	$31,732,709	$34,250,468	$65,983,177	$22,833,645

Issuance of common shares as part of management agreement (Note 6)	150,000	151,428	-	-	151,428	-	151,428	-
Stock-based compensation	-	-	159,001	-	159,001	-	159,001	-
Capital contribution from non-controlling interest (Note 7(v))	-	-	-	-	-	7,500,000	7,500,000	5,000,000

Net loss for the year	-	-	-	(5,461,205)	(5,461,205)	(1,064,857)	(6,526,062)	(709,904)

Balance, December 31, 2015	99,928,683	$62,860,443	43,627,511	$(79,906,021)	$26,581,933	$40,685,611	$67,267,544	$27,123,741

Stock-based compensation	-	-	7,598	-	7,598	-	7,598	-
Net loss for the period	-	-	-	(11,034,557)	(11,034,557)	(1,088,425)	(12,122,982)	(725,616)

Balance, June 30, 2016	99,928,683	$62,860,443	43,635,109	$(90,940,578)	$15,554,974	$39,597,186	$55,152,160	$26,398,125

See Accompanying Notes to the Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Consolidated Statements of Cash Flows

(US dollars - Unaudited)

	Six months ended June 30, 2016	Six months ended June 30, 2015
Operating activities:
Net loss for the period	$(12,848,598)	$(3,814,525)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and depletion	1,849,930	15,027
Amortization of debt discount and interest accrual	2,400,548	1,973,307
Accretion expense	22,529	-
Change in fair value of derivative liabilities including change in foreign exchange	5,895,993	(2,467,100)
Stock-based compensation	7,598	-
Loss on extinguishment of debt	-	151,539
Non-cash consulting expense (Note 7(i))	-	151,428
Closing fee related to long-term debt	-	1,500,000
Foreign exchange gain	-	(497,411)
Changes in assets and liabilities:
Receivables	(2,698)	20,407
Prepaid expenses and other current assets	154,435	(1,029,096)
Inventory	(6,285,195)	-
Accounts payable and accrued liabilities	1,748,796	597,434
Interest payable	-	(797,945)

Cash used in operating activities	(7,056,662)	(4,196,935)

Investment activities:
Additions to property, plant, equipment and mineral interests	(10,289,409)	(34,035,828)
Release (purchase) of reclamation financial assurance deposit	902,382	(349,053)

Cash used in investing activities	(9,387,027)	(34,384,881)
Financing activities:
Repayment of loans payable	(2,477,503)	(353,881)
Investment in Golden Queen Mining Company LLC by non-controlling interest	-	12,500,000
Borrowing under long-term debt	-	25,000,000
Repayment of short-term debt	-	(2,500,000)
Financing fees related to short-term debt	-	(1,500,000)
Financing fees related to short-term debt capitalized to the loan	-	(250,000)
Cash provided by financing activities	(2,477,503)	32,896,119

Net change in cash	(18,921,192)	(5,685,697)

Cash, Beginning balance	37,587,311	91,407,644

Cash, Ending balance	$18,666,119	$85,721,947

Supplementary Disclosures of Cash Flow Information (Note 9)

See Accompanying Notes to the Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended June 30, 2016 and 2015

(US dollars - Unaudited)

Nature of Business Golden Queen Mining Co. Ltd. (“Golden Queen”, “GQM Ltd.” or the “Company”) is engaged in the development and operation of the Soledad Mountain Project (“the Project”), located in the Mojave Mining District, Kern County, California. The construction phase of the Project was completed in February 2016 and the Company commenced production in April 2016.

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

Basis of Preparation These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accounting policies followed in preparing these condensed consolidated interim financial statements are those used by the Company as set out in the audited consolidated financial statements for the year ended December 31, 2015, with the exception of Accounting Standards Update (“ASU”) 2015-02. This update was adopted January 1, 2016 as described below under the recent accounting standards.

Certain information and note disclosures normally included for annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. These condensed consolidated interim financial statements should be read together with the audited consolidated financial statements of the Company for the year ended December 31, 2015.

In the opinion of management, all adjustments considered necessary (including reclassifications and normal recurring adjustments) to present fairly the financial position, results of operations and cash flows at June 30, 2016 and for all periods presented, have been included in these financial statements. The interim results are not necessarily indicative of results for the full year ending December 31, 2016, or future operating periods. For further information, see the Company’s annual consolidated financial statements, including the accounting policies and notes thereto.

Judgements and Estimates The preparation of financial statements in conformity with GAAP requires management to make judgements, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and judgements have been made by Management in several areas including the accounting for the joint venture transaction and determination of temporary and permanent non-controlling interest, the recoverability of mineral properties expenditures, royalty obligations, inventory valuations, ore on heap leach pads, ore reserves, mine plan, useful lives of assets, asset retirement obligations, convertible debentures, and derivative liability – warrants. A key judgement for 2016 related to when the Soledad Mountain mine enters the production phase. Generally, under US GAAP a mine would be considered to be in the production phase once it has demonstrated that it is producing saleable quantities of product. The Company concluded that the Soledad Mountain mine began producing saleable material in the second quarter of 2016.

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

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended June 30, 2016 and 2015

(US dollars - Unaudited)

Recent Accounting Standards

(i)	Effective August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40 –Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The update essentially requires management of all entities, for annual and interim periods, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued.

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

 The ASU became effective for periods beginning after December 15, 2015, for public companies. Early adoption was permitted, including adoption in an interim period. The Company adopted the ASU effective January 1, 2016. The Company assessed and concluded there was no impact on the Company with the adoption of the new standard.

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended June 30, 2016 and 2015

(US dollars - Unaudited)

(iii)	In January 2016, FASB issued ASU 2016-01, Financial Instruments – Recognition and measurement of financial assets and financial liabilities (Subtopic 825-10) which updates several aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendments that are relevant to the Company are as follows:

1.	Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.
2.	Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.
3.	Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements.

The ASU will be effective for periods beginning after December 15, 2017, for public companies. The Company is assessing the impact of this standard.

(iv)	In March 2016, FASB issued ASU 2016-09, Compensation – Stock Compensation (Subtopic 718) which updates several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.

The ASU will be effective for periods beginning after December 15, 2016, for public companies. The Company is assessing the impact of this standard.

(v)	In May 2014, ASU 2014-09 was issued related to revenue from contracts with customers. The ASU was further amended in August 2015, March 2016, April 2016, and May 2016 by ASU 2015-14, 2016-08, 2016-10 and 2016-12. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition.

In August 2015, the effective date was deferred to reporting periods, including interim periods, beginning after December 31, 2017, and will be applied retrospectively. Early adoption is not permitted. The Company is currently evaluating this guidance and the impact it will have on the consolidated financial statements and disclosures.

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended June 30, 2016 and 2015

(US dollars - Unaudited)

1.	Ability to Continue as a Going Concern

The Company entered the production phase and began generating revenues from operations during the three months ended June 30, 2016. The Company had an accumulated deficit of $90,940,578 and a working capital deficit of $29,001,254 at June 30, 2016. Cash used in operations for the six months ended June 30, 2016 was $7,056,662.

Golden Queen, on a non-consolidated basis, currently does not have sufficient funds to repay the $37,500,000 loan (Note 7(ii)), plus the accrued interest, at the issuance date of the condensed consolidated interim financial statements. However, in order to secure the necessary funds to meet this upcoming obligation and mitigate the going concern issue, management is evaluating its options, including debt and equity, and to re-finance the June 2015 Loan which matures on December 8, 2016. The Company raised gross proceeds of C$16 million in July, and the proceeds will be used to repay a portion of the loan.

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

2.	Inventory

	June 30, 2016	December 31, 2015

Stockpile inventory	$1,973,546	$1,259,669
Dore inventory	725,634	-
Ore on heap leach pad and in Merrill Crowe plant	4,563,892	83,240
Supplies and spare parts	1,257,040	592,690
	$8,520,112	$1,935,599

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended June 30, 2016 and 2015

(US dollars - Unaudited)

3.	Property, Plant, Equipment and Mineral Interests

	June 30, 2016	December 31, 2015
Land	3,892,583	$3,895,681
Mineral property interest and claims	2,901,509	2,319,309
Mine development	41,508,336	82,911,481
Mine equipment	55,868,747	27,488,254
Buildings	17,366,740	4,117,901
Computer equipment and software	327,483	300,706
Vehicles	2,062,292	1,908,334
Infrastructure (Water/power)	11,038,426	1,669,585
Asset retirement costs	797,742	626,878
Capitalized interest	6,180,069	5,174,846
Less:
Accumulated depreciation and depletion	(5,919,574)	(1,850,403)
	136,024,353	$128,562,572

As at June 30, 2016, the Company had capitalized depreciation of $3,559,886 (December 31, 2015 - $1,850,403) relating to assets used in the development of the mine. As the Company entered production on April 1, 2016, the Company began amortising assets put into production on this date and also discontinued capitalizing depreciation.

The Company capitalized a portion of the interest expense related to the convertible debenture and notes payable in accordance with its accounting policy. As the Company entered the production phase during the three months ended June 30, 2016, interest was no longer being capitalized. See Note 7 (iv) –Amortization of Discounts and Interest Expense.

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

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended June 30, 2016 and 2015

(US dollars - Unaudited)

4.	Share Capital – Continued

Stock options – Continued

The following is a summary of stock option activity during the six months ended June 30, 2016 and the year ended December 31, 2015:

	Shares	Weighted Average Exercise Price per Share
Options outstanding and exercisable, December 31, 2014	750,000	$1.29
Options issued	570,000	$0.58
Options forfeited	(250,000)	$1.18

Options outstanding, December 31, 2015	1,070,000	$0.94
Options exercisable, December 31, 2015	976,667	$0.97

Options outstanding, June 30, 2016	1,070,000	$0.94
Options exercisable, June 30, 2016	976,667	$0.97

There were 50,000 stock options that expired during the three and six months ended June 30, 2015. No stock options expired during the three or six months ended June 30, 2016.

During the three and six months ended June 30, 2016, the Company recognized $3,799 and $7,598 (Three and six months ended June 30, 2015 - $Nil and $Nil) in stock-based compensation relating to employee stock options that were issued and/or had vesting terms.

As at June 30, 2016, the aggregate intrinsic value of the outstanding exercisable options was $386,400 (December 31, 2015 - $Nil).

The following table summarizes information about stock options outstanding and exercisable at June 30, 2016:

Expiry Date	Number Outstanding	Number Exercisable	Remaining Contractual Life (Years)	Exercise Price

June 3, 2018	50,000	50,000	1.93	$1.16
September 3, 2018	150,000	150,000	2.18	$1.59
September 18, 2018	300,000	300,000	2.22	$1.26
September 8, 2020	570,000	476,667	4.19	$0.58

Balance, June 30, 2016	1,070,000	976,667	3.25

5.	Asset Retirement Obligations and Financial Reclamation Assurance

Financial Reclamation Assurance

The Company is required to provide the Bureau of Land Management, the State Office of Mine Reclamation and Kern County with a revised reclamation cost estimate annually.  The financial assurance is adjusted once the cost estimate is approved.  The Company’s provision for reclamation of the property is estimated each year by an independent consulting engineer. This estimate, once approved by state and county authorities, forms the basis for the reclamation financial assurance. The reclamation assurance provided as at June 30, 2016 was $624,142 (December 31, 2015 - $624,142). This amount is expected to increase to $1,460,496 during the 3rd quarter of 2016.

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended June 30, 2016 and 2015

(US dollars - Unaudited)

5.	Asset Retirement Obligations and Financial Reclamation Assurance - Continued

The Company is also required to provide financial assurance with the Lahontan Regional Water Quality Control Board (the “Regional Board”) for closure and reclamation costs related to the lined impoundments, which are defined as the Stage 1 heap leach pad, the overflow pond, and the solution collection channel. The reclamation financial assurance estimate for as of June 30, 2016 is $1,210,889 (December 31, 2015 - $Nil).

In addition to the above, the Company is required to obtain and maintain financial assurance for initiating and completing corrective action and remediation of a reasonably foreseeable release from the Project’s waste management units as required by the Regional Board.  The reclamation financial assurance estimate for as of June 30, 2016 is $278,240 (December 31, 2015 - $278,240).

In January 2016, the Company entered into $2.1 million in surety bond agreements in order to release its reclamation deposits and post a portion of the financial assurance due in 2016. The Company pays a yearly premium. Golden Queen Ltd. has provided a corporate guarantee on the surety bonds.

Asset Retirement Obligation

The total asset retirement obligation as of June 30, 2016 is $1,171,845 (December 31, 2015 - $978,453).

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and clean-up its property based on its activities to date.  During the three and six months ended June 30, 2016, there was an increase of $96,696 and $193,392 (Three and six months ended June 30, 2015 - $278,240 and $278,240) to the asset retirement obligations. Of these totals, $74,167 and $170,863 was capitalized to property, plant, equipment and mineral interests as the asset portion of the asset retirement obligation for the three and six months ended June 30, 2016 (Three and six months ended June 30, 2015 - $278,240 and $278,240).  The remaining amount of $22,529, for the three and six months ended June 30, 2016, was expensed to operations as accretion expense (Three and six months ended June 30, 2015 - $Nil and $Nil). The Company estimates that the cash outflows related to these reclamation activities will be incurred primarily in 2028.   Reclamation provisions are measured at the expected value of future cash flows discounted to their present value using a credit adjusted risk-free interest rate and adjusted for inflation. The Company used a credit adjusted risk-free rate of 9.20% (December 31, 2015 – 9.20%) and an inflation rate of 2.27% (December 31, 2015 – 2.27%).

The following is a summary of asset retirement obligations:

	June 30, 2016	December 31, 2015
Balance, beginning of the period	$978,453	$624,142
Accretion	45,058	-
Changes in cash flow estimates	148,334	278,240
Balance, end of the period	$1,171,845	$978,453

6.	Commitments and Contingencies

Property rent payments and Production Royalties

The Company has acquired a number of mineral properties outright. It has acquired exclusive rights to explore, develop and mine other portions of the Project under various mining lease agreements with landowners.

The Company is required to make property rent payments related to its mining lease agreements with landholders, in the form of advance minimum royalties.  The total property rent payments for the three and six months ended June 30, 2016 were $167 and $10,167 (three months ended June 30, 2015 – $50,167 and six months ended June 30, 3015 -$60,167), and the Company expects to pay approximately $30,000 in property rent payments in 2016.

Production royalty payments commenced during the first quarter of 2016. The Company has paid $40,000 and $41,802 in production royalties during the three and six months ended June 30, 2016, respectively.

There are multiple third party landholders and the royalty amount due to each landholder over the life of the Project varies with each property.

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended June 30, 2016 and 2015

(US dollars - Unaudited)

6.	Commitments and Contingencies - Continued

Finder’s fee

The Company has agreed to issue 100,000 common shares as a finder’s fee in connection with certain property acquisitions upon commencement of commercial production, as defined in the agreement, at the Project. As of June 30, 2016, commercial production had not commenced and accordingly no shares have been issued.

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

For the three and six months ended June 30, 2015, the Company paid $Nil and $188,934 to Mr. H. Lutz Klingmann for services as President of the Company. Included in these consulting fees was $151,428 related to 150,000 bonus shares (Refer to Note 4 – Share Capital). There were no consulting fees paid during the three and six months ended June 30, 2016.

During the three and six months ended June 30, 2016, the Company paid a total of $27,703 and $56,238 (Three and six months ended June 30, 2015 - $18,414 and $36,852) to the three independent directors of the Company. During the three and six months ended June 30, 2016, Thomas M. Clay did not receive director fees.

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

For the Three Months Ended June 30, 2016 and 2015

(US dollars - Unaudited)

7.	Related Party Transactions – Continued

(ii)	Notes Payable - Continued

The Company also incurred a financing fee to secure the loan in the amount of $1,000,000, of which $750,000 was paid on December 31, 2014 and the remaining $250,000 was paid on January 5, 2015. The Company agreed to pay the legal fees incurred by the lenders relating to this instrument which amounted to $90,916. The total legal fees paid for the transaction were $118,695. The Company also agreed to provide the lenders with the option for certain registration rights whereby the Company would bear the costs and responsibility of registering the lenders common shares for the purposes of disposition subsequent to July 1, 2015. The Company has determined it is unlikely the registration option would be exercised and therefore has not accrued any potential costs related to the registration of the common shares. The Company has presented these transaction costs as a contra liability as substantially all of these costs were paid to the lenders.

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

As such, as of June 30, 2016, no accrual has been made for the potential costs related to the registration rights.

	June 30, 2016	December 31, 2015
Balance, beginning of the period	$36,053,012	$13,881,305
Accretion of discount on the June 2015 Loan	1,232,053	1,374,228
Interest payable transferred to principal balance of the June 2015 Loan	1,963,682	1,181,507
Fair value at inception, notes payable	-	33,497,277
Repayment of loans	-	(2,500,000)
Accretion of financing and legal fees	-	967,156
Extinguishment of the December 2014 Loan	-	(12,500,000)
Loss on extinguishment of debt	-	151,539
Balance, end of the period	$39,248,747	$36,053,012

Interest payable relating to the June 2015 Loan as at June 30, 2016 was $1,013,346 (December 31, 2015 - $969,645). Subsequent to June 30, 2016, the $1,013,346 interest payable was added to the principal balance of the loan. Please refer to Note 14 for complete details.

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

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended June 30, 2016 and 2015

(US dollars - Unaudited)

7.	Related Party Transactions – Continued

(iii)	Share Purchase Warrants - Continued

The fair value of the derivative liability related to the share purchase warrants as at June 30, 2016 is $8,072,628 (December 31, 2015 - $2,498,269). The derivative liability was calculated using an option pricing valuation model with the following assumptions:

	2016	2015
Risk-free interest rate	0.57%	0.73%
Expected life of derivative liability	3.94 years	4.44 years
Expected volatility	81.79%	76.11%
Dividend rate	0.00%	0.00%

The estimated fair value of the share purchase warrants is as follows:

	June 30, 2016	December 31, 2015
Balance, beginning of the period	$2,498,269	$-
Fair value at inception	-	4,002,723
Change in fair value	5,574,359	(1,504,454)
Balance, end of the period	$8,072,628	$2,498,269

(iv)	Amortization of Discounts and Interest Expense

The following table summarizes the amortization of discounts and interest on loans and convertible debentures:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Accretion of the June 2015 Loan discount	$625,631	$143,069	$1,232,053	$143,069
Interest expense related to the June 2015 Loan	1,013,346	229,167	2,007,383	229,167
*Interest expense related to Komatsu Financial loans	153,917	31,148	320,252	44,558
Interest expense related to the convertible debentures	-	40,301	-	80,586
Amortization of the convertible debentures	-	842,681	-	1,590,551
Interest expense related to the December 2014 Loan	-	236,301	-	547,945
Accretion of the December 2014 Loan financing fees	-	430,427	-	967,155
Accretion of discount and interest on loan and convertible debentures	$1,792,894	$1,953,094	$3,559,688	$3,603,031

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended June 30, 2016 and 2015

(US dollars - Unaudited)

7.	Related Party Transactions – Continued

(iv)	Amortization of Discounts and Interest Expense

The Company’s loans were contracted to fund significant development costs. The Company capitalizes a portion of the interest expense as it related to funds borrowed to complete development activities at the Project site.

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Accretion of discounts and interest on loan, advance and convertible debenture	$1,792,894	$1,953,094	$3,559,688	$3,603,031
Less: **Interest costs capitalized	-	(882,983)	(1,005,223)	(1,585,167)
Interest expense	$1,792,894	$1,070,111	$2,554,465	$2,017,864

*Komatsu is not a related party and has only been included in the above table to reconcile the total interest expense incurred for the period to the amounts capitalized and expensed.

**Interest capitalization ended on March 31, 2016 as the mine went into production on April 1, 2016.

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

The net assets of GQM LLC as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Assets, GQM LLC	$152,641,089	$158,209,916
Liabilities, GQM LLC	(20,650,466)	(22,591,211)
Net assets, GQM LLC	$131,990,623	$135,618,705

Included in the assets above, is $13,875,539 (December 31, 2015 - $31,531,853) in cash held as at June 30, 2016. The cash in GQM LLC is directed specifically to fund working capital until the Project reaches positive cash flows. The liabilities of GQM LLC do not have recourse to the general credit of the primary beneficiary except in two situations. Please refer to notes 5 and 12 for details on the exceptions.

Non-Controlling Interest The carrying value of the non-controlling interest is adjusted for net income and loss, distributions and contributions pursuant to ASC 810-10 based on the same percentage allocation used to calculate the initial book value of temporary equity.

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended June 30, 2016 and 2015

(US dollars - Unaudited)

7.	Related Party Transactions – Continued

(v)	Joint Venture Transaction - Continued

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net loss and comprehensive loss in GQM LLC	$(2,918,749)	$(1,424,736)	$(3,628,082)	$(1,998,148)
Non-controlling interest percentage	50%	50%	50%	50%
Net loss and comprehensive loss attributable to non-controlling interest	(1,459,375)	(712,368)	(1,814,041)	(999,074)
Net loss and comprehensive loss attributable to permanent non-controlling interest	(875,625)	(427,419)	(1,088,425)	(599,443)
Net loss and comprehensive loss attributable to temporary non-controlling interest	(583,750)	(284,949)	(725,616)	(399,631)

	Permanent Non- Controlling Interest	Temporary Non- Controlling Interest
Carrying value of non-controlling interest, December 31, 2014	$34,250,468	$22,833,645
Capital contribution	7,500,000	5,000,000
Net loss and comprehensive loss for the year	(1,064,857)	(709,904)
Carrying value of non-controlling interest, December 31, 2015	$40,685,611	$27,123,741

	Permanent Non- Controlling Interest	Temporary Non- Controlling Interest
Carrying value of non-controlling interest, December 31, 2015	$40,685,611	$27,123,741
Net loss and comprehensive loss for the period	(1,088,425)	(725,616)
Carrying value of non-controlling interest, June 30, 2016	$39,597,186	$26,398,125

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended June 30, 2016 and 2015

(US dollars - Unaudited)

8.	Derivatives used as Hedging Instruments

During the six months ended June 30, 2016, the Company entered into a series of “zero-cost put/ call” collar contracts for gold with settlements scheduled between June 30, 2016 and December 30, 2016 with an average floor price of $1,100 per ounce and an average ceiling price of $1,320 per ounce. These derivative instruments were not designated as hedges by the Company and are recorded at their fair value at the end of each reporting period with changes in fair value recorded in the statement of loss and comprehensive loss.

For the three and six months ended June 30, 2016, the Company recorded an unrealized derivative loss of $215,365 and $321,634 (Three and six months ended June 30, 2015 - $Nil and $Nil) in the statement of loss and comprehensive loss on these contracts.

The following is a summary, by maturity dates, of the Company’s gold collar contracts outstanding as at June 30, 2016:

2016
Gold zero cost collars:
Floor amount (ounces)	6,000
Average floor price	$1,100

Ceiling amount (ounces)	6,000
Average ceiling price	$1,320

The unrealized fair value of these contracts at June 30, 2016 was a liability of $321,634 (December 31, 2015 - $Nil).

9.	Supplementary Disclosures of Cash Flow Information

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Cash paid during period for:
Interest	$323,238	$589,553

Non-cash financing and investing activities:
Common shares issued as part of a management agreement	$-	$151,428
Change in cash flow estimates related to asset retirement obligations charged to mineral property interests	$170,863	$-
Mobile equipment acquired through issuance of debt	$295,126	$4,377,970
Property, plant, equipment and mineral interest expenditures included in accounts payable	$708,054	$7,658,456
Non-cash interest cost capitalized to mineral property interests	$838,888	$1,585,167
Non-cash amortization of discount and interest expense	$1,232,053	$1,973,307
Interest payable converted to principal balance on notes Payable	$1,963,682	$-

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended June 30, 2016 and 2015

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

The three levels of the fair value hierarchy are as follows:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

	June 30, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants (Note 7(iii))	$8,072,628	$-	$8,072,628	$-
Derivatives – Hedging instruments (Note 8)	321,634	-	321,634	-
	$8,394,262	$-	$8,394,262	$-

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants (Note 7(iii))	$2,498,269	$-	$2,498,269	$-

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value measurement of the financial instruments above use observable inputs in option price models such as the binomial and the Black-Scholes valuation models.

11.	Loss Per Share

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Numerator:
Net income (loss) attributable to the shareholders of the Company– numerator for basic and diluted EPS	$(2,108,781)	$(1,379,265)	$(11,034,557)	$(2,815,451)

Denominator:
Denominator for basic EPS	99,928,683	99,928,683	99,928,683	99,857,412

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.11)	$(0.03)

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended June 30, 2016 and 2015

(US dollars - Unaudited)

11.	Loss Per Share – Continued

For the three and six months ended June 30, 2016, 1,070,000 (Three and six months ended June 30, 2015 –700,000) options and 10,000,000 (Three and six months ended June 30, 2015 – 10,000,000) warrants were not included above as their impact would be anti-dilutive.

For the three and six months ended June 30, 2015 the convertible debentures were not included above as their impact would be anti-dilutive.

12.	Loan Payable

During the six months ended June 30, 2016, the Company acquired mobile mining equipment from Komatsu through financing agreements. As at June 30, 2016 and December 31, 2015, the finance agreement balances are as follows:

	June 30, 2016	December 31, 2015
Balance, beginning of period	$18,372,823	$913,132

Additions	352,438	23,155,510
Down payments, taxes and principal repayments	(2,534,815)	(5,695,819)

Balance, end of period	$16,190,446	$18,372,823

The terms of the financing agreements are as follows:

	June 30, 2016	December 31, 2015
Total acquisition costs	$24,614,468	$24,262,031
Interest rates	0.00% - 4.40%	0.00% - 4.40%
Monthly payments	$467,248	$461,248
Average remaining life (Years)	2.98	3.46
Short-term portion	4,811,477	4,942,716
Long-term portion	$11,378,968	$13,430,107

For the three and six months ended June 30, 2016, the Company made total down payments of $nil and $57,313 (Three and six months ended June 30, 2015 - $344,870 and $919,470). The down payments consist of the sales tax on the assets and a 10% payment of the pre-tax purchase price. All of the loan agreements are for a term of four years, except one which is for three years, and are secured by the underlying asset except for the mining drill loan for which GQM Ltd. has provided a corporate guarantee.

The following table outlines the principal payments to be made for each of the remaining years:

Year	Principal Payments
2016	$2,528,844
2017	$5,198,262
2018	$5,323,624
2019	$3,133,086
2020	$6,630
Total	$16,190,446

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended June 30, 2016 and 2015

(US dollars - Unaudited)

13.	Comparative Figures

Certain comparative figures have been reclassified to conform to the financial statement presentation adopted for the current year. The reclassifications had no impact on the net loss, comprehensive loss, deficit accumulated or the cash flows as previously reported. Also see Note 16 for restatement of certain 2015 balances.

14.	Subsequent Events

On July 1st, 2016, the Company was to make the quarterly interest payment on the June 2015 loan. In accordance with the terms of the June 2015 loan agreement, the Company chose to exercise its right to add the interest owed on July1st, 2016 to the principal balance of the June 2015 loan. The principal balance of the loan was accordingly increased by $1,013,346.

The Company completed a bought deal equity financing for gross proceeds of C$16.1 million in July. A total of 11,120,000 shares and 6,317,700 warrants were issued in conjunction with the equity financing. Each warrant entitles the holder to acquire one additional common share of the Company at a price of C$2.00 per common share for a period of 3 years expiring July 25, 2019.

15.	Prior Periods Financial Restatements

During the preparation of the deferred tax calculations for 2015 the Company found an accounting error in the calculation of the deferred income taxes for the year ended December 31, 2014. The accounting error related to the recognition of a deferred tax liability resulting from the dilution gain recorded in additional paid-in capital from the JV transaction (Note 7(v)). The impact of the error on the financial statements as at June 30, 2015 are presented below. There was no impact on the Company’s Consolidated Statements of Loss and Comprehensive Loss or the Consolidated Statement of Cash Flows.

Impact as at June 30, 2015:

	June 30, 2015
	As Previously Reported	As Restated

Liabilities:

Deferred tax liability	$-	$12,922,000
Total liabilities	$59,791,117	$72,713,117
Shareholders’ Equity:
Additional paid-in capital	$56,390,510	$43,468,510
Total shareholders’ equity attributable to GQM Ltd.	$41,990,686	$29,068,686
Total shareholders’ equity	$83,141,709	$70,219,709

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing under Item 1 of this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading “Risk Factors and Uncertainties” in our Annual Report on Form 10-K filed with the SEC on March 30, 2016, and elsewhere in this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q may constitute “forward-looking statements”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except for historical information, the matters set forth herein, which are forward-looking statements, involve certain risks and uncertainties that could cause actual results to differ. Potential risks and uncertainties include, but are not limited to, unexpected changes in business and economic conditions;  significant increases or decreases in gold prices; changes in interest and currency exchange rates;  unanticipated grade changes; changes in recovery rates of gold and silver; metallurgy, processing, access, availability of materials, equipment, supplies and water; determination of reserves; results of current and future drilling activities; joint venture relationships; economic volatility, either globally or in the U.S.; local and community impacts and issues; accidents and labor disputes; environmental costs and risks; and ability to refinance debt at reasonable rates or at all. Forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology, or which by their nature refer to future events. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements are made based on management’s beliefs, estimates, and opinions on the date the statements are made, and we undertake no obligation to update such forward-looking statements if these beliefs, estimates, and opinions should change, except as required by law.

The following discussion of the operating results and financial condition of Golden Queen Mining Co. Ltd. (“Golden Queen”, “Company”, “we”, “our” or “us”) is as at August 9, 2016 and should be read in conjunction with the unaudited condensed consolidated interim financial statements of the Company for the quarter ended June 30, 2016 and the notes thereto.

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

The mining rate for ore was sufficient to supply the crushing and screening plant during the quarter. The crushing and screening plant continued to be ramped up during the second quarter and 24-hour, 7-day per week operations commenced in June. Irrigation rates of ore on the heap were at the upper level of anticipated flow. The Company anticipates achieving an average throughput of 10,000-11,000 tons per day in the second half of 2016.

In accordance with US GAAP, the Company has begun recognizing revenues and expenses related to the sale of metals in the second quarter of 2016.

Please refer to the Operating performance section below for further details.

Feasibility Study

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

The Center for Biodiversity Petition to List the Mohave Shoulderband Snail as an Endangered Species

On January 31, 2014, the Center for Biological Diversity (“CBD”) filed an emergency petition (the “Petition”) with the United States Fish and Wildlife Service (“USFWS”) asking the USFWS to list the Mohave Shoulderband snail as a threatened or endangered species. Citing a report published more than 80 years ago, the Petition claims that the snail exists in only three places and that most of the snail habitat occurs on Soledad Mountain, where the Company is developing the Project.

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

The NLRB issued a Complaint against the Union and the matter was heard by an NLRB Administrative Law Judge resulting in a December 2015finding by the judge that the PLA violates Section 8(e) of the National Labor Relations Act and is therefore unenforceable. The Union has appealed that decision to the NLRB in Washington, D.C., and the North America’s Building Trades Unions have filed an amicus curiae brief in support. The Company has filed its Responses to both briefs.

Results of Operations

The following are the results of operations for the three and six months ended June 30, 2016, and the corresponding periods ended June 30, 2015.

The Company had $3,464,093 revenue from operations during the three months ended June 30, 2016.

The Company incurred general and administrative expenses of $989,229 and $2,516,406 during the three and six months ended June 30, 2016 as compared to $1,991,215 and $2,730,747 for the same periods in 2015. Costs were lower by $1,001,986 and $214,341 for the three and six months ended June 30, 2016 when compared with the same periods in 2015. The reasons for the variance in costs are highlighted below.

The following significant general and administrative expenses were incurred during the six months ended June 30, 2016 with a comparison to costs incurred during the same period in 2015:

•	$532,349 (2015 - $615,322) for legal expenses. Legal costs were lower during the six months ended June 30, 2016 as compared to the same period in 2015 due to the legal fees related to the financing activities and the snail and union issues in 2015 (see Other Legal Matters section above).

•	$439,525 (2015 - $275,368) for audit, tax and accounting fees. Audit and accounting costs were higher during the six months ended June 30, 2016 as compared to the same period in 2015 mainly due to the increased complexity of the audit work as the Soledad Mountain project advances and the additional costs relating to the calculations of the deferred tax liability.

•	$239,776 (2015 - $135,902) for insurance expenses. The insurance expense increase is related to the general increase in corporate and site activities. Enhanced insurance coverage is required because construction of the processing facilities is complete and the Project is transitioning into the production phase.

•	$Nil (2015 - $201,312) for consulting expenses. The 2015 consulting fees were payments for the services provided by the Company’s former CEO. The current CEO salary in now included under corporate salary.

•	$Nil (2015 - $108,545) for feasibility study expenses. The 2015 feasibility study expenses were related to the preparation of the Company’s revised feasibility study, which was completed in February 2015.

The following significant general and administrative expenses were incurred during the three months ended June 30, 2016 with a comparison to costs incurred during the same period in 2015:

•	$394,870 (2015 - $603,418) for corporate salary. The 2015 corporate salary expenses were greater during the second quarter of 2015 when compared to the same period in 2016 as bonuses were paid during that period. The 2016 bonuses were paid during the first quarter of 2016.

•	$136,387 (2015 - $95,385) for audit, tax and accounting fees. Audit and accounting costs were higher during the three months ended June 30, 2016 as compared to the same period in 2015 mainly due to the increased complexity of the audit work and additional costs related to the calculations of the deferred tax liability.

•	$115,820 (2015 - $72,713) for insurance expenses. The insurance expense increase is related to the general increase in corporate and site activities. Enhanced insurance coverage is required because construction of the processing facilities is complete and the Project is transitioning into the production phase.

•	$61,420 (2015 - $369,400) for legal expenses. Legal costs were significantly lower during the three months ended June 30, 2016 as compared to the same period in 2015 due to the legal fees related to the financing activities and the snail and union issues in 2015. (see Other Legal Matters section above).

The Company experienced a net foreign exchange gain of $1,157 and a loss of $2,105 during the three and six months ended June 30, 2016, as compared with a loss of $94,424 and a gain of $467,088 for the same period in 2015. The net foreign exchange gain is made up by realized and unrealized gains and losses related to the Company’s Canadian expenditures, the Canadian balances of cash, accounts payable and, in 2015, the convertible debentures. During the second quarter of 2015 the net foreign exchange gain was mainly the result of the gain unrealized on the convertible debentures, which were denominated in Canadian dollars while the Company’s functional currency is the US dollar. The exchange rate, stated in US dollar per one Canadian dollar, moved from $0.72 as of December 31, 2015 to $0.77 on June 30, 2016.

For the three and six months ended June 30, 2016, the Company incurred a total interest expense of $1,792,894 and $2,554,465 respectively (three months ended June 30, 2015 - $1,070,111, six months ended June 30, 2015 – 2,017,864) related to its various loans. The increase is mainly due to the amortization of the discount of the June 2015 loan and the fact that the Company no longer capitalizes a portion of the interest payable. Please refer to the Transaction with Related Parties section for a complete breakdown of the interest expenses.

During the second quarter of 2016 the amount of the Company’s derivative liability includes the warrants issued in conjunction with the June 2015 Loan and the fair value of hedging instruments. During the second quarter of 2015 the Company’s derivative liability included the convertible debentures and the warrants issued in conjunction with the June 2015 Loan. The Company recorded a decrease in the derivative liability including foreign exchange of $1,135,233 mostly as a result of a decrease in the Company’s share price during the three months ended June 30, 2016 as compared to a decrease of $2,568,849 for the same quarter in 2015. For the six months ended June 30, 2015, the Company recorded an increase in the derivative liability including foreign exchange of $5,895,992 as a result of a significant increase in the Company’s share price during the six months ended June 30, 2016 as compared to a decrease of $2,467,100 for the same period in 2015. Refer to Notes 7(iii) and 8 of the unaudited condensed consolidated interim financial statements for a detailed analysis of the changes in fair value of the derivative liability.

Interest income of $43,373 (2015 - $52,383) was lower during the three months ended June 30, 2016 as compared with the same period in 2015 due to a decrease in the cash balances. For the six months ended June 30, 2016, the interest income was $82,902 (2015 - $118,525) as compared with the same period in 2015 also due to a decrease in the cash balances. Interest rates remained low during the second quarter and are projected to remain low for the remainder of 2016.

The Company recorded a net loss and comprehensive loss of $2,108,781* and $11,034,557* (or $0.02 and $0.09) loss per basic share during the three and six months ended June 30, 2016 as compared to net and comprehensive loss of $1,379,265* and $2,815,451* (or $0.01 and $0.03) loss per basic share during the same period of 2015. The difference between the three and six months ended June 30, 2016 and 2015 is mainly due to the significant increase in the derivative liability related to the Company’s warrants. The Company also recorded revenue for the first time during the second quarter of 2016, which was more than off-set by the cost of sales as the mine ramps up production. The project was under construction in 2015 and most site related costs were still being capitalized then.

* Net income (loss) for the period attributable to the Company.

Summary of Quarterly Results

Results for the eight most recent quarters are set out in the table below and can be found in the respective interim reports:

Results for the quarter ended on:	June 30, 2016	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015
Item	$	$	$	$
Revenue	Nil	Nil	Nil	Nil
Net income (loss) for the quarter	(2,108,781)*	(8,925,777)*	(721,587)*	(1,924,167)*
Basic net income (loss) per share	(0.02)	(0.09)	(0.01)	(0.02)
Diluted net income (loss) per share	(0.02)	(0.09)	(0.01)	(0.02)

Results for the quarter ended on:	June 30, 2015	March 31, 2015	Dec. 31, 2014		Sept. 30, 2014
Item	$	$	$		$
Revenue	Nil	Nil	Nil		Nil
Net income (loss) for the quarter	(1,379,265)*	(1,436,187)*	1,543,120	*	(1,811,843)*
Basic net income (loss) per share	(0.01)	(0.01)	0.02		(0.02)
Diluted net income (loss) per share	(0.01)	(0.01)	0.00		(0.02)

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

For fiscal 2015, the Company experienced a loss related to its derivative liabilities in the amount of $101,749 (2014 – Loss of $5,747,376) in the first quarter whereas it recorded a gain of $2,568,849 (2014 – Gain of $1,634,681) during the second quarter. The second quarter gain was however off-set by higher interest expense and a one-time financing fee of $1,500,000 paid in connection with the June 2015 Loan. In the third quarter of 2015, the Company experienced a loss of $598,770 (2014 – Gain of $2,861,314) related to the derivative liabilities. Adding to the losses for the three months ended September 30, 2015 were the interest expense and amortization of the discount on the June 2015 loan and the convertible debenture and the interest expense related to the Komatsu loans. In the fourth quarter of 2015, the Company experienced a gain of $1,465,895 (2014 – Gain of $2,255,598) related to the derivative liabilities. This gain was partially off-set by interest expense and amortization of the discount on the June 2015 loan and the interest expense related to the Komatsu loans.

For fiscal 2014, the Company experienced a significant loss related to its derivative liabilities in the amount of $5,747,376 (2013 – Gain of $611,949) in the first quarter whereas the second, third and fourth quarters of 2014 resulted in gains of $1,634,681 (2013 – $1,672,861), $2,861,314 (2013 – $475,862) and $2,255,598 (2013 – $2,624,988), respectively. In addition to the derivative liabilities, the Company also incurred in 2014 a commitment fee of $2,250,000 (2013 - $Nil) and a Joint Venture Transaction fee of $2,275,000 (2013 - $Nil) in the third quarter of fiscal 2014 that were meaningful contributing factors to the significant loss recognized in that quarter.  Both fees were one-time fees not previously incurred in earlier quarters or to be incurred in future quarters.

In general, the results of operations can vary from quarter to quarter depending upon the nature, timing and cost of activities undertaken during the quarter, whether or not the Company incurs gains or losses on foreign exchange or grants stock options, and the movements in its derivative liability.

Please refer to the Results of Operations section above for the results of operations for the three and six months ended on June 30, 2016.

Reclamation Financial Assurance and Asset Retirement Obligation

Reclamation Financial Assurance

The Company is required to provide the Bureau of Land Management, the State Office of Mine Reclamation and Kern County with a revised reclamation cost estimate annually. The financial assurance is adjusted once the cost estimate is approved. The Company’s provision for reclamation of the property is estimated each year by an independent consulting engineer. This estimate, once approved by state and county authorities, forms the basis for the reclamation financial assurance. The reclamation assurance provided as at June 30, 2016 was $624,142 (December 31, 2015 - $624,142). This amount is expected to increase to $1,460,496 during the third quarter of 2016.

The Company is also required to provide financial assurance with the Lahontan Regional Water Quality Control Board (the “Regional Board”) for closure and reclamation costs related to the lined impoundments, which are defined as the Stage 1 heap leach pad, the overflow pond, and the solution collection channel. The reclamation financial assurance estimate for as of June 30, 2016 is $1,210,889 (December 31, 2015 - $Nil).

In addition to the above, the Company is required to obtain and maintain financial assurance for initiating and completing corrective action and remediation of a reasonably foreseeable release from the Project’s waste management units as required by the Regional Board. The reclamation financial assurance estimate as of June 30, 2016 is $278,240 (December 31, 2015 - $278,240).

In January 2016, the Company entered into $2.1 million in surety bond agreements in order to release its reclamation deposits and post a portion of the financial assurance due in 2016. The Company pays a yearly premium. Golden Queen Ltd. has provided a corporate guarantee on the surety bonds.

Asset Retirement Obligation

The total asset retirement obligation as of June 30, 2016 is $1,171,845 (December 31, 2015 - $978,453).

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and clean-up its property based on its activities to date.  During the three and six months ended June 30, 2016, there was an increase of $96,696 and $193,392 (Three and six months ended June 30, 2015 - $278,240 and $278,240) to the asset retirement obligations.  Of the total, $74,167 and $170,863 was capitalized to property, plant, equipment and mineral interests as the asset portion of the asset retirement obligation for the three and six months ended June 30, 2016 (Three and six months ended June 30, 2015 - $278,240 and $278,240).   The remaining amount of $22,529 for the three and six months ended June 30, 2016 was expensed to operations as accretion expense (Three and six months ended June 30, 2015 - $Nil and $Nil.

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

Property Rent Payments and Production Royalties

The Company has acquired a number of mineral properties outright. It has acquired exclusive rights to explore, develop and mine other portions of the Project under various mining lease agreements with landowners.

The Company is required to make property rent payments related to its mining lease agreements with landholders, in the form of advance minimum royalties. The total property rent payments for the three months ended June 30, 2016 were $167 and $10,167 (three months ended June 30, 2015 – $50,167 and six months ended June 30, 3015 -$60,167), and the Company expects to pay approximately $30,000 in property rent payments in 2016.

Production royalty payments commenced during the first quarter of 2016. The Company has paid $40,000 and $41,802 in production royalties during the three and six months ended June 30, 2016, respectively.

There are multiple third party landholders and the royalty amount due to each landholder over the life of the Project varies with each property.

Contractual Obligations

GQM LLC’s contractual obligations as of June 30, 2016 are shown in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations (mostly mobile mining equipment financing)	$16,190,446	$4,811,477	$10,339,752	$1,039,216	-
Property rent payments	$30,000	$30,000	-	-	-
Remaining construction purchase obligations (estimate)	$670,000	$670,000	-	-	-
Asset retirement obligations (Undiscounted)	$2,113,271	-	-	-	$2,113,271
Total	$19,003,716	$5,511,477	$10,339,752	$1,039,216	$2,113,271

GQM LTD’s contractual obligations as of June 30, 2016 are shown in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payable - June 2015 Clay loan (July 1, 2016 payment)	$1,013,346	$1,013,346	-	-	-
2015 June Clay Loan (Face value)	$40,645,189	$40,645,189	-	-	-
Total	$41,658,535	$41,658,535	-	-	-

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

A total of 1,070,000 (976,667 exercisable) (December 31, 2015 – 1,070,000 (976,667 exercisable); June 30, 2015 – 700,000 (700,000 exercisable)) common shares were issuable pursuant to such stock options as at June 30, 2016.

Transactions with Related Parties

Except as noted elsewhere in this Form 10-Q, related party transactions are disclosed as follows:

(i)	Consulting Fees

For the three and six months ended June 30, 2015, the Company paid $Nil and $188,934 to Mr. H. Lutz Klingmann for services as President of the Company. Included in these consulting fees was $151,428 related to 150,000 bonus shares (Refer to Note 4 – Share Capital). There were no consulting fees paid during the three and six months ended June 30, 2016.

During the three and six months ended June 30, 2016, the Company paid a total of $27,703 and $56,238 (Three and six months ended June 30, 2015 - $18,414 and $36,852) to the three independent directors of the Company. During the three and six months ended June 30, 2015, Thomas M. Clay did not received director fees.

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

On December 31, 2014 the Company also entered into a new loan (the “December 2014 Loan”) with the same parties for an amount of $12,500,000. The December 2014 Loan was due on demand on July 1, 2015 and bore an annual interest rate of 10% payable at the end of each quarter. The loan was guaranteed by GQM Holdings, and secured by a pledge of the Company's interests in GQM Canada, GQM Canada’s interest in GQM Holdings and GQM Holdings' 50% interest in GQM LLC. The Company also incurred a financing fee to secure the loan in the amount of $1,000,000, of which $750,000 was paid on December 31, 2014 and the remaining $250,000 was paid on January 5, 2015. The Company agreed to pay the legal fees incurred by the lenders relating to this instrument which amounted to $90,916. The total legal fees paid for the transaction were $118,695. The Company also agreed to provide the lenders with the option for certain registration rights whereby the Company would bear the costs and responsibility of registering the lenders common shares for the purposes of disposition subsequent to July 1, 2015. The Company has determined it is unlikely the registration option would be exercised and therefore has not accrued any potential costs related to the registration of the common shares. The Company has presented these transaction costs as a contra liability as substantially all of these costs were paid to the lenders.

On June 8, 2015, the Company amended the December 2014 Loan to extend the maturity to December 8, 2016 and increased the principal amount from $12,500,000 to $37,500,000 (the “June 2015 Loan”). The Company also issued 10,000,000 common share purchase warrants exercisable for a period of five years expiring June 8, 2020. The common share purchase warrants have an exercise price of $0.95. All other terms remained the same as the December 2014 Loan. The Company also incurred a financing fee to secure the loan in the amount of $1,500,000, all of which was paid on June 8, 2015. The Company agreed to pay the legal fees incurred by the lenders relating to this instrument which amounted to $46,408. The legal fees were expensed as the transaction met the definition of a debt extinguishment. The terms of the registration rights remain unchanged as does the Company’s assessment of the likelihood of the registration rights being exercised.

As such, as of June 30, 2016, no accrual has been made for the potential costs related to the registration rights.

	June 30, 2016	December 31, 2015
Balance, beginning of the period	$36,053,012	$13,881,305
Accretion of discount on the June 2015 Loan	1,232,053	1,374,228
Interest payable transferred to principal balance of the June 2015 Loan	1,963,682	1,181,507
Fair value at inception, notes payable	-	33,497,277
Repayment of loans	-	(2,500,000)
Accretion of financing and legal fees	-	967,156
Extinguishment of the December 2014 Loan	-	(12,500,000)
Loss on extinguishment of debt	-	151,539
Balance, end of the period	$39,248,747	$36,053,012

Interest payable relating to the June 2015 Loan as at June 30, 2016 was $1,013,346 (December 31, 2015 - $969,645). Subsequent to June 30, 2016, the $1,013,346 interest payable was added to the principal balance of the loan. Please refer to the subsequent events details.

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

The fair value of the derivative liability related to the share purchase warrants as at June 30, 2016 is $8,072,628 (December 31, 2015 - $2,498,269). The derivative liability was calculated using an option pricing valuation model with the following assumptions:

	2016	2015
Risk-free interest rate	0.57%	0.73%
Expected life of derivative liability	3.94 years	4.44 years
Expected volatility	81.79%	76.11%
Dividend rate	0.00%	0.00%

The estimated fair value of the share purchase warrants is as follows:

	June 30, 2016	December 31, 2015
Balance, beginning of the period	$2,498,269	$-
Fair value at inception	-	4,002,723
Change in fair value	5,574,359	(1,504,454)
Balance, end of the period	$8,072,628	$2,498,269

(iv)	Amortization of Discounts and Interest Expense

The following table summarizes the amortization of discounts and interest on loans and convertible debentures:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Accretion of the June 2015 Loan discount	$625,631	$143,069	$1,232,053	$143,069
Interest expense related to the June 2015 Loan	1,013,346	229,167	2,007,383	229,167
*Interest expense related to Komatsu Financial loans	153,917	31,148	320,252	44,558
Interest expense related to the convertible debentures	-	40,301	-	80,586
Amortization of the convertible debentures	-	842,681	-	1,590,551
Interest expense related to the December 2014 Loan	-	236,301	-	547,945
Accretion of the December 2014 Loan financing fees	-	430,427	-	967,155
Accretion of discount and interest on loan and convertible debentures	$1,792,894	$1,953,094	$3,559,688	$3,603,031

The Company’s loans were contracted to fund significant development costs. The Company capitalizes a portion of the interest expense as it related to funds borrowed to complete development activities at the Project site.

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Accretion of discounts and interest on loan, advance and convertible debenture	$1,792,894	$1,953,094	$3,559,688	$3,603,031
Less: **Interest costs capitalized	-	(882,983)	(1,005,223)	(1,585,167)
Interest expense	$1,792,894	$1,070,111	$2,554,465	$2,017,864

*Komatsu is not a related party and has only been included in the above table to reconcile the total interest expense incurred for the period to the amounts capitalized and expensed.

**Interest capitalization ended on March 31, 2016 as the mine went into production on April 1, 2016.

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

The net assets of GQM LLC as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Assets, GQM LLC	$152,641,089	$158,209,916
Liabilities, GQM LLC	(20,650,466)	(22,591,211)
Net assets, GQM LLC	$131,990,623	$135,618,705

Included in the assets above, is $13,875,539 (December 31, 2015 - $31,531,853) in cash held as at June 30, 2016. The cash in GQM LLC is directed specifically to fund capital expenditures required to take the Project to production and settle GQM LLC’s obligations. The liabilities of GQM LLC do not have recourse to the general credit of the primary beneficiary except in two situations. Please refer to notes 6 and 12 for details on the exceptions.

Non-Controlling Interest The carrying value of the non-controlling interest is adjusted for net income and loss, distributions and contributions pursuant to ASC 810-10 based on the same percentage allocation used to calculate the initial book value of temporary equity.

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net loss and comprehensive loss in GQM LLC	$(2,918,749)	$(1,424,736)	$(3,628,082)	$(1,998,148)
Non-controlling interest percentage	50%	50%	50%	50%
Net loss and comprehensive loss attributable to non-controlling interest	(1,459,375)	(712,368)	(1,814,041)	(999,074)
Net loss and comprehensive loss attributable to permanent non-controlling interest	(875,625)	(427,419)	(1,088,425)	(599,443)
Net loss and comprehensive loss attributable to temporary non-controlling interest	(583,750)	(284,949)	(725,616)	(399,631)

	Permanent Non- Controlling Interest	Temporary Non- Controlling Interest
Carrying value of non-controlling interest, December 31, 2014	$34,250,468	$22,833,645
Capital contribution	7,500,000	5,000,000
Net loss and comprehensive loss for the year	(1,064,857)	(709,904)
Carrying value of non-controlling interest, December 31, 2015	$40,685,611	$27,123,741

	Permanent Non- Controlling Interest	Temporary Non- Controlling Interest
Carrying value of non-controlling interest, December 31, 2015	$40,685,611	$27,123,741
Net loss and comprehensive loss for the period	(1,088,425)	(725,616)
Carrying value of non-controlling interest, June 30, 2016	$39,597,186	$26,398,125

Operating performance

Metal revenues

Q2 2016
Gold Sold (oz)	2,362
Silver Sold (oz)	26,500
Average realized gold price	$1,276
Average London PM fix gold price	$1,259
Average realized silver price	$17.02
Average London PM fix silver price	$16.78
Metal Revenues	$3,464,093

The Company recorded revenue for the first time during the second quarter of 2016. GQM LLC sold 2,362 gold ounces at an average realized gold price of $1,276 per ounce and 26,500 silver ounces at an average realized silver price of $17.02 per ounce.

Operating Metrics

Q2 2016
Ore mined (ton)	660,000
Waste mined (ton)	1,193,000
Total mined (ton)	1,853,000
Strip ratio (waste: ore)	1.8
Ore Processed (ton)	646,211
Average ore processed Gold grade (oz/ton Au)	0.013
Average ore processed Silver grade (oz/ton Ag)	0.404
Gold deposited on pad (contained oz)	8,636
Silver deposited on pad (contained oz)	261,021
Average ore processed per operating day (ton/d)	8,852
Gold produced (oz)	2,827
Silver produced (oz)	33,346

Mining

A total of 660K tons of ore has been mined during the second quarter with a strip ratio of 1.8:1 waste to ore. A total of 951K tons of ore has now been mined since January 2016 with a strip ratio of 2.3:1 waste to ore. The lower stripping ratio, when compared to the mine plan for the first half of 2016, is due to more ore at a slightly lower grade encountered on all benches mined thus far in the Northwest Area and in the Main Pit Phase-1. This has resulted in more ore and less waste available for mining. Seven-day per week operations started in the Mining function in June.

North West Pit: The mining of the North West Pit commenced in 2015 and the waste rock is being used to construct the East Pit access road. Mining of the North West Pit will continue for the remainder of the year.

Main Pit: Mining of the Main Pit, phase 1, commenced in early January of this year.  Mining of the Main pit will continue into 2017.

Reconciliation of benches mined in the North West Pit and Main Pit in the quarter showed an average of 27% more ore with 5% lower Au grade, yielding 21% more Au than the 2016 Mine Plan (based on the current Block Model quantities). The foregoing ore quantities and grades are based on the results of mining activity to date, and may not necessarily be indicative of future results.

East Pit: The development of the East Pit access road is advancing on schedule. Bench mining started in the East Pit in June for waste and overburden. An in-fill drilling program of the East Pit will commence in mid-July. The $960,000 drilling program is expected to confirm the current mineral reserve and resources located in the East Pit and will be used to optimize the mine planning for the next 5 years. The Company anticipates that ore mining in the East Pit will begin in March 2017.

Processing and Production

The Company has made steady progress with the production rate of the crushing-screening plant and the pad-loading systems. HPGR performance continues to exceed expectations. The hourly throughput of the plant, when operating, was above the design rate and exceeded an average of 750 tons per hour. Run-time continues to improve but was hampered by higher than expected wear on some components. The daily average throughput for placing ore on the pad was 8,852 tons per scheduled operating day for the quarter and 8,744 tons per day in June. Seven-day per week operations started in the Process function in June.

At the end of June, 1,007,765 tons, loaded in 2016, were under leach on the heap-leach pad. Agglomerate quality was excellent in Q2’16 and the porosity and permeability of the heap-leach pad are high. The Company forecasts the 150-day recovery of the first pad lift to be approximately 70% to 75%.

The average grade of ore processed during Q2 2016 was 0.013 oz/t Au and 0.40 oz/t Ag. A total of 8,636 gold ounces and 261,021 silver ounces were placed on the heap leach pad during the second quarter.

Au production commenced in April 2016. GQM LLC produced 2,827 gold ounces and 33,346 silver ounces during Q2 2016.

Cost of sales

The Project is still in the ramp-up phase and it is anticipated that operating costs will decrease when we reach name plate throughput later in 2016.

Mining costs averaged $1.60 per ton mined during the second quarter of 2016. The unit costs were somewhat higher than anticipated due to the lower than anticipated tonnage moved during the quarter. However, the unit cost per ton placed on the pad was lower than anticipated due to the lower than expected stripping ratio. Equipment availability was high, leading to lower overall cost.

Processing costs averaged $4.74 per ton processed during the second quarter of 2016. The Processing unit costs were higher than anticipated due to the lower tonnage loaded on the pad. Higher actual costs were also due to greater than anticipated wear in some parts of the process plant.

Site support, maintenance and site G&A averaged $2.62 per ton processed during the second quarter of 2016. G&A costs were on target but some support costs were higher due to the start-up. Maintenance costs were higher in the process due to the wear and start-up.

Total site operating costs averaged $11.94 per ton processed during the second quarter of 2016.

Cash costs per ounces of gold sold were $1,580/oz net of silver by-product. The Project is still in the ramp-up phase, and cash costs are expected to decrease as gold production increases. Please refer to Non-GAAP Financial Performance Measures section below for further details.

Select Non-Consolidated Figures

Figures shown as of June 30, 2016

	GQM LLC 100%	GQM LLC 50% Attributable to LTD	LTD on a Non- Consolidated Basis *	LTD Attributable
		(1)	(2)	(1) + (2)
Cash	$13,875,539	$6,937,770	$4,790,580	$11,728,349
Short Term Debt	$4,811,477	$2,405,739	$39,248,747	$41,654,485
Long Term Debt	$11,378,969	$5,689,484	$0	$5,689,484
Working Capital / (Deficit)	$14,485,554	$7,242,777	($43,698,948)	($36,456,171)

* Includes GQM Holdings

Figures shown for the three months ended June 30, 2016

	GQM LLC 100%	GQM LLC 50% Attributable to LTD	LTD on a Non- Consolidated Basis *	LTD Attributable
		(1)	(2)	(1) + (2)
Revenue	$3,464,093	$1,732,047	$0	$1,732,047
Cost of sales including depreciation and depletion	($5,406,201)	($2,703,101)	$0	($2,703,101)
Accretion expense	($22,529)	($11,265)	$0	($11,265)
G&A Expenses	($620,923)	($310,462)	($368,306)	($678,767)
(Increase) / Decrease in fair value of derivative liability	($215,365)	($107,683)	$1,350,598	$1,242,916
Interest Expense	($153,917)	($76,959)	($1,638,976)	($1,715,935)
Interest Income	$36,094	$18,047.00	$7,279	$25,326
Net Loss (Income)	($2,918,748)	($1,459,375)	($649,405)	($2,108,780)

* Includes GQM Holdings

Liquidity and Capital Resources

The Company has generated $3,464,093 revenue from operations since inception and as at June 30, 2016 had an accumulated deficit of $90,977,661 and a working capital deficit of $29,001,254. Cash used in operations for the six months ended June 30, 2016 was $7,056,661.

As at June 30, 2016, Golden Queen, on a non-consolidated basis, currently does not have sufficient funds to repay the $37,500,000 loan plus the accrued interest. However, in order to secure the necessary funds to meet this upcoming obligation and mitigate the going concern issue, management is actively exploring several options including debt financing and equity issuance.

Subsequent to the quarter-end, the Company completed an equity financing and raised gross proceeds of C$16.1 million. The net proceeds of C$15.0 million will be used to repay a portion of the loan.

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

The Company’s 50%-owned subsidiary, GQM LLC, which holds the Company’s interest in the Soledad Mountain project, held $13,875,539 in cash as of June 30, 2016 as compared to $71,275,286 on June 30, 2015. It is expected that the current cash on hand will fund remaining working capital needs until later in 2016 when the Project is expected to reach positive cash flow.

Cash used in Operating Activities:

Cash used to fund operating activities, was $7,056,661 (six months ended June 30, 2015 - $4,196,935) for the six months ended June 30, 2016. The increase in cash used in operating activities is mostly due to the increase in activity on site as the company started the commissioning of its facilities during the first quarter of 2016.

Cash used in Investing Activities:

The Company began capitalizing all development expenditures directly related to the Project in July 2012. Prior to July 2012, all Project-related expenditures were expensed due to uncertainties around obtaining the necessary approvals for proceeding with the Project.

Cash used in investing activities totaled $9,387,028 during the six months ended June 30, 2016 (six months ended June 30, 2015 - $34,738,762). The decrease is due to the decreased level of construction activity on site as the Project construction was finalized.

The significant development costs incurred during the six months ended June 30, 2016 included the completion of the crushing-screening plant facilities, the conveying and stacking system, the Merrill-Crowe plant and the water and power supply.

Cash from Financing Activities:

Cash used in financing activities totaled $2,477,503 during the six months ended June 30, 2016 (six months ended June 30, 2015 – cash provided by financing activities $33,250,000). The cash used in financing activities for the six months ended June 30, 2016 relates to the repayments of loans payable at the project level. The April 1, 2016 interest payment due on the June 2015 Loan of $988,696 has been added to the principal balance. The cash provided by financing activities for the six months ended June 30, 2015 was the result of the June 2015 Loan and our JV partner’s Top-Up contribution.

Working Capital:

	LTD on a Non-Consolidated Basis *	LTD on a Consolidated Basis **
Current Assets	$4,955,609	$27,490,809
Current Liabilities	($48,442,417)	($56,492,063)
Working Capital / (Deficit)	($43,486,808)	($29,001,254)

* Includes GQM Holdings

** Includes GQM Holdings and GQM LLC

As at June 30, 2016, the Company, on a consolidated basis, had current assets of $27,490,809 (December 31, 2015 - $39,979,225) and current liabilities of $56,492,063 (December 31, 2015 - $47,722,334) or working capital deficit of $29,001,254 (December 31, 2015 – working capital deficit of $7,743,109). The decrease in current assets from December 31, 2015 is mostly the result of construction and working capital expenditures on site. The increase in current liabilities is mainly due to the increase in the derivative liability.

GQM LLC will use its cash on hand for working capital related expenditures until later in 2016 when the Project is expected to be generating positive cash flows.

Golden Queen Mining Co. Ltd will use its cash for general corporate expenditures such as accounting fees, legal fees, interest expense and corporate salary expenses.

Please refer also to Outlook below.

Outstanding Share Data

The number of shares issued and outstanding and the fully diluted share position are set out in the table below:

Item	No. of Shares
Shares issued and outstanding on December 31, 2015	99,928,683
Shares issued pursuant to the exercise of stock options	Nil

Shares issued and outstanding on June 30, 2016	99,928,683	Exercise Price	Expiry Date
Shares to be issued on exercise of directors and employees stock options	1,070,000	$0.58 to $1.59	From 06/03/18 to 09/08/20
Shares to be issued on exercise of warrants	10,000,000	$0.95	06/08/20
Shares to be issued as a finder’s fee (due upon commercial production)	100,000	Not Applicable	Not Applicable
Fully diluted June 30, 2016	111,098,683
The company has an unlimited authorized share capital

Outlook

The Company is evaluating its options, including debt financing and equity issuance, to refinance the June 2015 Loan which matures on December 8, 2016. The Company has raised gross proceeds of C$16.1 million in July to repay a portion of the loan.

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

Subsequent Events

On July 1st, 2016, the Company was to make the quarterly interest payment on the June 2015 loan. In accordance with the terms of the June 2015 loan agreement, the Company chose to exercise its right to add the interest owed on July 1st, 2016 to the principal balance of the June 2015 loan. The principal balance of the loan was accordingly increased by $1,013,346.

The Company completed a bought deal equity financing for gross proceeds of C$16.1 million in July. A total of 11,120,000 shares and 6,317,700 warrants were issued in conjunction with the equity financing. Each warrant entitles the holder to acquire one additional common share of the Company at a price of C$2.00 per common share for a period of 3 years expiring July 25, 2019.

Non-GAAP Financial Performance Measures

Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles. These measures should not be considered in isolation or as a substitute for performance measures prepared in accordance with GAAP.

Total Cash Costs

Total cash costs are common financial performance measures in the gold mining industry but with no standard meaning under US GAAP. Management believes that, in addition to conventional measures prepared in accordance with US GAAP, certain investors use this information to evaluate our performance and ability to generate cash flow. Accordingly, it is intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with US GAAP. The measure, along with sales, is considered to be a key indicator of a Company’s ability to generate earnings and cash flow from its mining operations.

Total cash cost figures are calculated in accordance with a standard developed by The Gold Institute, which was a worldwide association of suppliers of gold and gold products and included leading North American gold producers. The Gold Institute ceased operations in 2002, but the standard is the accepted standard of reporting cash cost of production in North America. Adoption of the standard is voluntary and the cost measures presented may not be comparable to other similarly titled measures of other companies. Other companies may calculate these measures differently. Total cash costs are derived from amounts included in the statement of operations and include direct mining costs and site general and administrative costs. The direct mining costs shown on the table below include mine site operating costs such as mining, processing, smelting, refining, third party transportation costs, advanced minimum royalties and production costs less silver metals revenues. Management has determined that silver metals revenues when compared with gold metals revenues, are immaterial and therefore are considered a by-product of the production of gold. The table below shows a reconciliation of total cash costs per gold ounce and cash costs per gold ounce on a by-product basis:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015

Direct mining costs	$3,563,009	$-
Site general and administrative costs	620,923
Total cash costs	4,183,932
Divided by gold sold (oz)	2,362	-
Cash costs per gold sold ($/oz)	1,771	-
Less: By-product silver credits per ounce ($/oz)	(191)	-
Cash costs per gold ounce on a by-product basis ($/oz)	$1,580	$-

All-in Sustaining Costs

In June 2013, the World Gold Council, a non-regulatory association of the world’s leading gold mining companies established to promote the use of gold to industry, consumers and investors, provided guidance for the calculation of the measure “All-in sustaining costs”, which has no standard meaning under US GAAP. These standards became effective January 1, 2014. Management believes that the all-in sustaining costs measure provides additional insight into the costs of producing gold by capturing all of the expenditures required for the discovery, development and sustaining of gold production and allows the Company to assess its ability to support capital expenditures to sustain future production from the generation of operating cash flows. Management believes that, in addition to conventional measures prepared in accordance with US GAAP, certain investors use this information to evaluate our performance and ability to generate cash flow. Accordingly, it is intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with US GAAP.

Golden Queen defines all-in sustaining costs as the sum of direct mining costs (as defined under total cash costs), site general and administrative costs, capital expenditures that are sustaining in nature, and reclamation liability accretion. Adoption of the standard is voluntary and the cost measures presented may not be comparable to other similarly titled measures of other companies. Other companies may calculate these measures differently.

The table below shows a reconciliation of all-in sustaining costs per ounce to the unaudited condensed interim consolidated financial statements:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015

Direct mining costs	3,563,009	$-
Site general and administrative costs	620,923
Sustaining capital	330,479	-
ARO accretion expense	22,529	-
Less: By-product silver credits	(450,925)	-
All-in sustaining costs	4,536,940	$-
Divided by gold sold (oz)	2,362	-
All-in sustaining costs per gold ounce on a by-product basis ($/oz)	1,921	$-

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

(iii)	In January 2016, FASB issued ASU 2016-01, Financial Instruments – Recognition and measurement of financial assets and financial liabilities (Subtopic 825-10) which updates several aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendments that are relevant to the Company are as follows:

1.	Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.
2.	Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.
3.	Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements.

The ASU will be effective for periods beginning after December 15, 2017, for public companies. The Company is assessing the impact of this standard.

(iv)	In March 2016, FASB issued ASU 2016-09, Compensation – Stock Compensation (Subtopic 718) which updates several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.

The ASU will be effective for periods beginning after December 15, 2016, for public companies. The Company is assessing the impact of this standard.

(v)	In May 2014, ASU 2014-09 was issued related to revenue from contracts with customers. The ASU was further amended in August 2015, March 2016, April 2016, and May 2016 by ASU 2015-14, 2016-08, 2016-10 and 2016-12. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition.

In August 2015, the effective date was deferred to reporting periods, including interim periods, beginning after December 31, 2017, and will be applied retrospectively. Early adoption is not permitted. The Company is currently evaluating this guidance and the impact it will have on the consolidated financial statements and disclosures.

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

Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to US Dollar deposits held in Canadian financial institutions. As of June 30, 2016 and December 31, 2015, the Company’s cash balances held in United States and Canadian financial institutions include $18,666,119 and $37,587,311 respectively, which are not fully insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

Interest Rate Risk

The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash balances during the three months ending June 30, 2016, a 1% decrease in interest rates would have reduced the interest income to a trivial amount.

Foreign Currency Exchange Risk

Certain labour costs are denominated in Canadian dollars. As a result, currency exchange fluctuations may impact the costs of our operations. Specifically, the appreciation of the Canadian dollar against the U.S. dollar may result in an increase in the Canadian operating expenses in U.S. dollar terms. As of June 30, 2016, the Company maintained the majority of its cash balance in U.S. dollars.

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

Our Chief Executive Officer and Chief Financial Officer, and our external Sarbanes-Oxley consultants carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2016 and concluded that our disclosure controls and procedures were operating effectively.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Fraud Analysis

The Company is committed to preventing fraud and corruption and is developing an anti-fraud culture. To achieve this goal, the Company has committed to the following:

1.	Developing and maintaining effective controls to prevent fraud;
2.	Ensuring that if fraud occurs a vigorous and prompt investigation takes place;
3.	Taking appropriate disciplinary and legal actions;
4.	Reviewing systems and procedures to prevent similar frauds;
5.	Investigating whether there has been a failure in supervision and take appropriate disciplinary action if supervisory failures occurred; and
6.	Recording and reporting all discovered cases fraud.

The following policies have been developed to support the Company’s goals:

•	Insider Trading Policy & Addendum
•	Confidential Information Policy
•	Whistleblower Policy
•	Anti-corruption Policy
•	Code of Business Conduct
•	Code of Ethics
•	Environmental Safety & Health

All policies can be viewed in full on the Company’s website at www.goldenqueen.com

For the three and six months ended June 30, 2016 and year ended December 31, 2015, there were no reported instances of fraud.

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

Item 4. Mine Safety Disclosures

GQM LLC is the operator of the Project, which is located in Mojave in Kern County, California. The Company and GQM LLC have no mine safety violations to report. There were no lost-time accidents at GQM LLC during the second quarter of 2016.

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing
3.1	Notice of Articles	Incorporated by reference to Exhibit 3.1 to the Form 10-K of the Company, filed with the SEC on March 30, 2016

3.2	Articles	Incorporated by reference to Exhibit 3.2 to the Form 8-K of the Company, filed with the SEC on September 2, 2010

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934	Filed herewith

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934	Filed herewith

32.1	Section 1350 Certification of the Principal Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Principal Financial Officer	Filed herewith

95	Mine Safety Disclosure	Filed herewith

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the six months ended June 30, 2016, formatted in XBRL	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2016

GOLDEN QUEEN MINING CO. LTD.
(Registrant)

By:	/s/ Thomas M. Clay
Thomas M. Clay
Principal Executive Officer

By:	/s/ Andrée St-Germain
Andrée St-Germain
Principal Financial Officer