Form 10-Q
period 2016-09-30
GOLDEN QUEEN MINING CO LTD
filed 2016-11-09
CIK 1025362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 9, 2016 the registrant’s outstanding common stock consisted of 111,048,683 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Golden Queen Mining Co. Ltd.

Condensed Consolidated Interim Financial Statements

September 30, 2016

(US Dollars - Unaudited)

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Balance Sheets

(US dollars - Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash	$31,155,419	$37,587,311
Receivables	41,828	23,962
Inventory (Note 2)	9,694,911	1,935,599
Prepaid expenses and other current assets	260,756	432,353
Total current assets	41,152,914	39,979,225
Property, plant, equipment and mineral interests (Note 3)	134,727,606	128,562,572
Reclamation financial assurance deposit (Note 5)	-	902,382
Total Assets	$175,880,520	$169,444,179
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 7(i))	$4,321,950	$3,258,692
Interest payable (Note 7(ii))	1,050,023	969,645
Notes payable (Note 7(ii))	40,883,064	36,053,012
Current portion of loan payable (Note 13)	5,175,113	4,942,716
Derivative liability – Related party warrants (Note 7(iii))	4,870,193	2,498,269
Derivative liability – Warrants (Note 9)	2,165,550	-
Derivative liability– Hedging instruments (Note 8)	115,395	-
Total current liabilities	58,581,288	47,722,334
Asset retirement obligations (Note 5)	1,268,541	978,453
Loan payable (Note 13)	9,756,674	13,430,107
Deferred tax liability	12,922,000	12,922,000
Total liabilities	82,528,503	75,052,894
Temporary Equity
Redeemable portion of non-controlling interest (Note 7(v))	26,739,394	27,123,741
Shareholders’ Equity
Common shares, no par value, unlimited shares authorized (2015 - unlimited); 111,048,683 (2015 – 99,928,683) shares issued and outstanding (Note 4)	71,066,995	62,860,443
Additional paid-in capital	43,638,907	43,627,511
Deficit accumulated	(88,202,370)	(79,906,021)
Total shareholders’ equity attributable to GQM Ltd.	26,503,532	26,581,933
Non-controlling interest (Note 7(v))	40,109,091	40,685,611
Total Shareholders’ Equity	66,612,623	67,267,544
Total Liabilities, Temporary Equity and Shareholders’ Equity	$175,880,520	$169,444,179

Ability to Continue as a Going Concern (Note 1)
Commitments and Contingencies (Note 6)
Subsequent Events (Note 15)

Approved by the Directors:

“Thomas M. Clay”	“Bryan A. Coates”
Thomas M. Clay, Director	Bryan A. Coates, Director

See Accompanying Notes to the Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Statements of Income (Loss) and Comprehensive Income (Loss)

(US dollars - Unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$13,450,545	$-	$16,914,638	$-
Costs and expenses
Direct mining costs	(9,110,596)	-	(12,673,605)	-
Depreciation and depletion	(2,231,897)	-	(4,081,828)	-
Accretion (Note 5)	(22,530)	-	(45,059)	-
General and administrative expenses (Notes 7(i))	(657,305)	(672,738)	(3,166,970)	(3,403,485)
Gain (loss) on derivative instruments (Notes 7(iii), 8 and 9)	3,944,411	(598,770)	(1,951,581)	1,868,329
Total costs and expenses	(8,077,917)	(1,271,508)	(21,919,043)	(1,535,156)
Other income (expenses)
Interest expense (Notes 7(ii) and 7(iv))	(1,814,561)	(981,390)	(4,369,026)	(2,999,254)
Interest income	33,313	49,805	116,215	168,330
Loss on extinguishment of debt	-	-	-	(151,539)
Closing fee (Note 7(ii))	-	-	-	(1,500,000)
Total other (expenses)	(1,781,248)	(931,585)	(4,252,811)	(4,482,463)
Net and comprehensive income (loss) for the period	3,591,380	(2,203,093)	(9,257,216)	(6,017,619)
Add: Net and comprehensive (gain) loss attributable to the non-controlling interest for the period (Note 7(v))	(853,173)	278,926	960,867	1,278,001
Net and comprehensive income (loss) attributable to Golden Queen Mining Co Ltd. for the period	$2,738,207	$(1,924,167)	$(8,296,349)	$(4,739,618)
Earnings (Loss) per share – basic (Note 12)	$0.03	$(0.02)	$(0.08)	$(0.05)
Earnings (Loss) per share – diluted (Note 12)	$0.03	$(0.02)	$(0.08)	$(0.05)

Weighted average number of common shares outstanding -basic	108,026,944	99,928,683	102,657,767	99,881,430
Weighted average number of common shares outstanding - diluted	108,402,626	99,928,683	102,657,767	99,881,430

See Accompanying Notes to the Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Statements of Shareholders’ Equity, Non-controlling Interest and Redeemable Portion of Non-controlling Interest

(US dollars - Unaudited)

	Common shares	Amount	Additional Paid-in Capital (Restated - Note 16)	Deficit Accumulated	Total Shareholders’ Equity attributable to GQM Ltd (Restated - Note 16)	Non- controlling Interest	Total Shareholders’ Equity (Restated - Note 16)	Redeemable Portion of Non- controlling Interest
Balance, December 31, 2014 (Restated - Note 16)	99,778,683	$62,709,015	$43,468,510	$(74,444,816)	$31,732,709	$34,250,468	$65,983,177	$22,833,645
Issuance of common shares as part of management agreement (Note 6)	150,000	151,428	-	-	151,428	-	151,428	-
Stock-based compensation	-	-	-	-	-	7,500,000	7,500,000	5,000,000
Capital contribution from non-controlling interest (Note 7(v))	-	-	159,001	-	159,001		159,001	-
Net loss for the year	-	-	-	(5,461,205)	(5,461,205)	(1,064,857)	(6,526,062)	(709,904)
Balance, December 31, 2015	99,928,683	$62,860,443	$43,627,511	$(79,906,021)	$26,581,933	$40,685,611	$67,267,544	$27,123,741
Issuance of common shares, private placement net of share issuance cost (Note 4)	11,120,000	8,206,552	-	-	8,206,552	-	8,206,552	-
Stock-based compensation	-	-	11,396	-	11,396		11,396	-
Net loss for the period	-	-	-	(8,296,349)	(8,296,349)	(576,520)	(8,872,869)	(384,347)
Balance, September 30, 2016	111,048,683	$71,066,995	$43,638,907	$(88,202,370)	$26,503,532	$40,109,091	$66,612,623	$26,739,394

See Accompanying Notes to the Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Consolidated Statements of Cash Flows

(US dollars - Unaudited)

	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015
Operating Activities
Net loss for the period	$(9,257,216)	$(6,017,619)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation and depletion	4,081,828	21,997
Amortization of debt discount and interest accrual	4,071,537	2,863,396
Accretion expense	45,059	-
Change in fair value of derivative liabilities (Note 9)	1,951,581	(1,868,329)
Stock based compensation	11,396	155,203
Foreign exchange gain	(273,470)	(839,849)
Loss on extinguishment of debt	-	151,539
Non-cash consulting expense (Note 7(i))	-	151,428
Closing fee related to long-term debt	-	1,500,000
Changes in assets and liabilities:
Receivables	(17,866)	24,105
Prepaid expenses & other current assets	171,597	(108,180)
Inventory	(7,325,771)	(182,865)
Accounts payable & accrued liabilities	3,454,289	285,272
Interest payable	(18,043)	(951,445)
Cash used in operating activities	(3,105,079)	(4,815,347)

Investment activities:
Additions to property, plant, equipment and mineral interests	(11,400,873)	(59,812,875)
Release (purchase) of reclamation financial assurance deposit	902,382	(349,053)
Cash used in investing activities	(10,498,491)	(60,161,928)

Financing activities:
Issuance of common shares and warrants, net of share issue costs (Note 4)	10,907,840	-
Repayments of loans payable	(3,736,162)	(2,500,000)
Investment in Golden Queen Mining Company LLC by non-controlling interest	-	12,500,000
Borrowing under long-term debt	-	25,000,000
Repayment of convertible debentures	-	(7,675,000)
Financing fees related to short-term debt	-	(1,500,000)
Financing fees related to short-term debt capitalized to the loan	-	(250,000)
Cash provided by financing activities	7,171,678	25,575,000
Net change in cash and cash equivalents	(6,431,892)	(39,402,275)
Cash and cash equivalents, beginning balance	37,587,311	91,407,644
Cash and cash equivalents, ending balance	$31,155,419	$52,005,369

Supplementary Disclosures of Cash Flow Information (Note 10)

See Accompanying Notes to the Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2016 and 2015

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

In the opinion of management, all adjustments considered necessary (including reclassifications and normal recurring adjustments) to present fairly the financial position, results of operations and cash flows at September 30, 2016 and for all periods presented, have been included in these financial statements. The interim results are not necessarily indicative of results for the full year ending December 31, 2016, or future operating periods. For further information, see the Company’s annual consolidated financial statements, including the accounting policies and notes thereto.

Judgements and Estimates The preparation of financial statements in conformity with GAAP requires management to make judgements, estimates, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and judgements have been made by Management in several areas including the accounting for the joint venture transaction and determination of temporary and permanent non-controlling interest, the recoverability of mineral properties expenditures, royalty obligations, inventory valuations, ore on heap leach pads, ore reserves, mine plan, useful lives of assets, asset retirement obligations, convertible debentures, and derivative liability - warrants. A key judgement for 2016 related to when the Soledad Mountain mine enters the production phase. Generally, under US GAAP a mine would be considered to be in the production phase once it has demonstrated that it is producing saleable quantities of product. The Company concluded that the Soledad Mountain mine began producing saleable material in the second quarter of 2016.

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

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2016 and 2015

(US dollars - Unaudited)

Revenues Revenue is recognized when title to gold and silver passes to the buyer and when collectability is reasonably assured. Title passes to the buyer based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example, the London Bullion Market for both gold and silver, in an identical form to the product sold.

Recent Accounting Standards

(i)	Effective August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40 - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The update essentially requires management of all entities, for annual and interim periods, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued.

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

(ii)	In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis which focuses on the consolidation evaluation for reporting organizations (public and private companies and not-for-profit organizations) that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the standards and improves current GAAP by:

•	Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met.

•	Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE).

•	Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.

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

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2016 and 2015

(US dollars - Unaudited)

Recent Accounting   Standards -Continued

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

(vi)	In February 2016, FASB issued ASC 842 that requires lessees to recognize lease assets and corresponding lease liabilities on the balance sheet for all leases with terms of more than 12 months. The update, which supersedes existing lease guidance, will continue to classify leases as either finance or operating, with the classification determining the pattern of expense recognition in the income statement.

The ASU will be effective for annual and interim periods beginning January 1, 2019, with early adoption permitted, and is applicable on a modified retrospective basis with various optional practical expedients. The Company is assessing the impact of this standard.

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2016 and 2015

(US dollars - Unaudited)

1.	Ability to Continue as a Going Concern

The Company entered the production phase and began generating revenues from operations during the quarter ended June 30, 2016. The Company had an accumulated deficit of $88,202,370 and a working capital deficit of $17,428,374 at September 30, 2016. Cash used in operations for the nine months ended September 30, 2016 was $3,105,079.

Golden Queen, on a non-consolidated basis, currently does not have sufficient funds to repay the $37,500,000 loan   (Note 7(ii)), plus the accrued interest, at the issuance date of the condensed consolidated interim financial statements. However, in order to secure the necessary funds to meet this upcoming obligation and mitigate the going concern issue, management is evaluating its options, including debt and equity, and to re-finance the June 2015 Loan which matures on December 8, 2016. The Company raised gross proceeds of $12.2 million (C$16.1   million) in July 2016 primarily to be used to repay a portion of the loan.

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

2.	Inventory

	September 30, 2016	December 31, 2015
Stockpile inventory	$1,926,535	$1,259,669
Dore inventory	46,250	-
Supplies and spare parts	1,259,144	592,690
	$3,231,929	$1,852,359
Ore on heap leach pad:
Current	$6,462,982	$83,240
Total	$9,694,911	$1,935,599

3.	Property, Plant, Equipment and Mineral Interests

	September 30, 2016	December 31, 2015

Land	$3,892,583	$109,600
Mineral property interest and claims	2,064,026	4,458,744
Mine development	42,295,924	86,038,407
Mine equipment	55,970,460	25,425,661
Buildings	17,521,721	5,691,335
Computer equipment and software	429,403	218,822
Vehicles	2,107,558	978,573
Leasehold improvements	-	51,030
Infrastructure (Water/power)	11,051,509	-
Asset retirement costs	871,908	626,878
Construction in progress	1,139,056	-
Capitalized interest	5,770,001	5,174,846
Less:
Accumulated depreciation and depletion	(8,386,543)	(211,324)
	$134,727,606	$128,562,572

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2016 and 2015

(US dollars - Unaudited)

3.	Property, Plant, Equipment and Mineral Interests - Continued

As at September 30, 2016, the Company had capitalized depreciation of $3,559,886 (December 31, 2015 - $2,255,056  ) relating to assets used in the development of the mine. As the Company entered production on April 1, 2016, the Company began amortising assets put into production on this date and also discontinued capitalizing depreciation.

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

Common shares – 2016

In July 2016, the Company completed a financing for gross proceeds of $12,193,298 (C$16,124,000) consisting of 11,120,000 units at a price of $1.10 (C$1.45) per unit. Each unit consisted of one common share of the Company and one-half of one common share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share of the Company at a price of C$2.00 per common share until July 25, 2019. The aggregate fair value of the common share purchase warrants at the time of issuance was $2,377,315 (C$3,144,180), which was recorded as a derivative liability and the Company allocated the remaining proceeds of $9,815,983 (C$12,979,820) to the common shares.

In connection with the financing, the Company also issued 757,700 common share purchase warrants to brokers with the same terms as the common share purchase warrants issued with the financing units. The aggregate fair value of the common share purchase warrants issued to the brokers at the time of issuance was $323,973 (C$428,479) which was recorded as a derivative liability.

The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions:

2016
Expected life years	3.00
Interest rate	0.58%
Volatility	87.29%
Dividend yield	Nil

In addition, the Company incurred cash share issue costs totalling $1,285,458 (C$985,303), which consisted of legal fees, commission and other direct financing costs.

In connection with the guidance of ASC 815-40-15, as the options and warrants are exercisable in a currency other than the functional currency of the Company they do not meet the “fixed-for-fixed” criteria of the guidance. As a result, the Company was required to separately account for the common share purchase warrants issued in connection with the financing noted above as a derivative instrument liability. (See note 9 – Derivative liability)

Common shares – 2015

In March 2015, the Company issued 150,000 common shares to the former President of the Company for achieving two of the three milestones outlined in his management agreement (See Note 6 – Commitments and Contingencies). The common shares had a total fair value of $155,428 (Note 7(i)). The fair value was based on the market price on the date of issuance.

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2016 and 2015

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

The following is a summary of stock option activity during the nine months ended September 30, 2016 and the year ended December 31, 2015:

No stock options expired during the three or nine months ended September 30, 2016.

During the three and nine months ended September 30, 2016, the Company recognized $3,799 and $11,396 (three and nine months ended September 30, 2015 - $155,203) in stock-based compensation relating to employee stock options that were issued and/or had vesting terms.

As at September 30, 2016, the aggregate intrinsic value of the outstanding exercisable options was $171,000 (December 31, 2015 - $Nil).

	Shares	Weighted Average Exercise Price per Share
Options outstanding and exercisable, December 31, 2014	750,000	$1.29
Options granted	570,000	$0.58
Options forfeited	(250,000)	$1.18
Options outstanding, December 31, 2015	1,070,000	$0.94
Options exercisable, December 31, 2015	976,667	$0.97

Options outstanding, September 30, 2016	1,070,000	$0.94
Options exercisable, September 30, 2016	1,023,334	$0.96

The following table summarizes information about stock options outstanding and exercisable at September 30, 2016:

Expiry Date	Number Outstanding	Number Exercisable	Remaining Contractual Life (Years)	Exercise Price
June 3, 2018	50,000	50,000	1.67	$1.16
September 3, 2018	150,000	150,000	1.93	$1.59
September 18, 2018	300,000	300,000	1.97	$1.26
September 8, 2020	570,000	523,334	3.94	$0.58
Balance, September 30, 2016	1,070,000	1,023,334	3.00

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2016 and 2015

(US dollars - Unaudited)

4.	Share Capital – Continued

Warrants

During the nine months ended September 30, 2016, the Company issued 6,317,700 (nine months ended September 30, 2015 – 10,000,000) share purchase warrants in connection with a financing. See Note 7(v) and 9, for accounting treatment. The following is a summary of common share purchase warrants activity:

	September 30,2016	December 31,2015
Balance, beginning of period	10,000,000	-
Issued	6,317,700	10,000,000
Balance, end of period	16,317,700	10,000,000

*Included in the warrants issued are 757,700 non-tradable share purchase warrants issued to brokers.

The following table summarizes information about share purchase warrants outstanding and exercisable at September 30, 2016:

Expiry Date	Number Outstanding	Remaining Contractual Life (Years)	Exercise Price
June 8, 2020	10,000,000	3.69		$0.95
July 25, 2019	6,317,700	2.82	C$	2.00

5.	Asset Retirement Obligations and Financial Reclamation Assurance

Financial Reclamation Assurance

The Company is required to provide the Bureau of Land Management, the State Office of Mine Reclamation and Kern County with a revised reclamation cost estimate annually.  The financial assurance is adjusted once the cost estimate is approved.  The Company’s provision for reclamation of the property is estimated each year by an independent consulting engineer. This estimate, once approved by state and county authorities, forms the basis for the reclamation financial assurance. The reclamation assurance provided as at September 30, 2016 was $1,464,592 (December 31, 2015 - $624,142).

The Company is also required to provide financial assurance with the Lahontan Regional Water Quality Control Board (the “Regional Board”) for closure and reclamation costs related to the lined impoundments, which are defined as the Stage 1 heap leach pad, the overflow pond, and the solution collection channel. The reclamation financial assurance estimate for as of September 30, 2016 is $1,210,889 (December 31, 2015 - $Nil).

In addition to the above, the Company is required to obtain and maintain financial assurance for initiating and completing corrective action and remediation of a reasonably foreseeable release from the Project’s waste management units as required by the Regional Board.  The reclamation financial assurance estimate for as of September 30, 2016 is $278,240 (December 31, 2015 - $278,240).

The Company entered into $3.0 million in surety bond agreements in order to release its reclamation deposits and post a portion of the financial assurance due in 2016. The Company pays a yearly premium. Golden Queen Ltd. has provided a corporate guarantee on the surety bonds.

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2016 and 2015

(US dollars - Unaudited)

5.	Asset Retirement Obligations and Financial Reclamation Assurance - Continued

Asset Retirement Obligation

The total asset retirement obligation as of September 30, 2016 is $1,268,541 (December 31, 2015 - $978,453).

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and clean-up its property based on its activities to date.  During the three and nine months ended September 30, 2016, there was an increase of $96,696 and $290,088 (Three and nine months ended September 30, 2015 - $Nil and $278,240) to the asset retirement obligations. Of these totals, $74,167 and $245,029 was capitalized to property, plant, equipment and mineral interests as the asset portion of the asset retirement obligation for the three and nine months ended September 30, 2016 (Three and nine months ended September 30, 2015 - $Nil and $71,892).  The remaining amount of $22,529 and $45,059, for the three and nine months ended September 30, 2016, was expensed to operations as accretion expense (Three and nine months ended September 30, 2015 - $Nil and $Nil). The Company estimates that the cash outflows related to these reclamation activities will be incurred primarily in 2028.   Reclamation provisions are measured at the expected value of future cash flows discounted to their present value using a credit adjusted risk-free interest rate and adjusted for inflation. The Company used a credit adjusted risk-free rate of 9.20% (December 31, 2015 – 9.20%) and an inflation rate of 2.27% (December 31, 2015 – 2.27%).

The following is a summary of asset retirement obligations:

	September 30, 2016	December 31, 2015
Balance, beginning of the period	$978,453	$624,142
Accretion	45,059	-
Changes in cash flow estimates	245,029	354,311
Balance, end of the period	$1,268,541	$978,453

6.	Commitments and Contingencies

Property rent payments and Production Royalties

The Company has acquired a number of mineral properties outright. It has acquired exclusive rights to explore, develop and mine other portions of the Project under various mining lease agreements with landowners.

The Company is required to make property rent payments related to its mining lease agreements with landholders, in the form of advance minimum royalties.  The total property rent payments for the three and nine months ended September 30, 2016 were $Nil and $18,206 (three months ended September 30, 2015 – $8,539 and nine months ended September 30, 3015 - $68,706), and the Company expects to pay approximately $30,000 in property rent payments in 2016.

Production royalty payments commenced during the first quarter of 2016. The Company has paid $345,184 and $406,147 in production royalties during the three and nine months ended September 30, 2016, respectively.

There are multiple third party landholders and the royalty amount due to each landholder over the life of the Project varies with each property.

Finder’s fee

The Company has agreed to issue 100,000 common shares as a finder’s fee in connection with certain property acquisitions upon commencement of commercial production, as defined in the agreement, at the Project. As of September 30, 2016, commercial production had not commenced and accordingly no shares have been issued.

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

For the Nine Months Ended September 30, 2016 and 2015

(US dollars - Unaudited)

6.	Commitments and Contingencies - continued

Compliance with Environmental Regulations - continued

The Company may, from time to time, be involved in legal proceedings and claims that arise in the ordinary course of business. The Company believes that any adverse outcome of existing claims, individually or in the aggregate, would not have a material effect on its financial position, results of operations or cash flows.

See Note 13 for further details on the mining equipment loans.

7.	Related Party Transactions

Except as noted elsewhere in these consolidated financial statements, related party transactions are disclosed as follows:

(i)	Consulting Fees

For the three and nine months ended September 30, 2015, the Company paid $Nil and $201,312 to Mr. H. Lutz Klingmann for services as President of the Company. Included in these consulting fees was $155,428 related to 150,000 bonus shares (Refer to Note 4 – Share Capital). There were no consulting fees paid during the three and nine months ended September 30, 2016.

During the three and nine months ended September 30, 2016, the Company paid a total of $27,447 and $83,685 (Three and nine months ended September 30, 2015 - $44,732 and $81,584) to the three independent directors of the Company. During the three and nine months ended September 30, 2016, Thomas M. Clay did not receive director fees.

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

For the Nine Months Ended September 30, 2016 and 2015

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

	September 30, 2016	December 31, 2015
Balance, beginning of the period	$36,053,012	$13,881,305
Accretion of discount on the June 2015 Loan	1,853,023	1,374,228
Interest payable transferred to principal balance of the June 2015 loan	2,977,029	1,181,507
Fair value at inception, notes payable	-	33,497,277
Repayment of loans	-	(2,500,000)
Accretion of financing and legal fees	-	967,156
Extinguishment of the December 2014 Loan	-	(12,500,000)
Loss on extinguishment of debt	-	151,539
Balance, end of the period	$40,883,064	$36,053,012

Interest payable relating to the June 2015 Loan as at September 30, 2016 was $1,050,023 (December 31, 2015 - $969,645). Subsequent to September 30, 2016, the $1,050,023 interest payable was paid in cash. Please refer to Note 15 for complete details.

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

The fair value of the derivative liability related to the share purchase warrants as at September 30, 2016 is $4,870,193 (December 31, 2015 - $2,498,269). The derivative liability was calculated using an option pricing valuation model with the following assumptions:

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2016 and 2015

(US dollars - Unaudited)

7.	Related Party Transactions – Continued

(iii)	Share Purchase Warrants - Continued

	2016	2015
Risk-free interest rate	0.51% - 0.68%	0.73% - 1.02%
Expected life of derivative liability	3.69 - 4.19 years	4.44 - 5 years
Expected volatility	79.45% - 83.3%	72.29% - 76.11%
Dividend rate	0.00%	0.00%

The estimated fair value of the share purchase warrants is as follows:

	September 30, 2016	December 31, 2015
Balance, beginning of the period	$2,498,269	$-
Fair value at inception	-	4,002,723
Change in fair value	2,371,924	(1,504,454)
Balance, end of the period	$4,870,193	$2,498,269

(iv)	Amortization of Discounts and Interest Expense

The following table summarizes the amortization of discounts and interest on loans and convertible debentures:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2016	2015	2016	2015
Accretion of the June 2015 Loan discount	$620,971	$600,797	$1,853,024	$743,866
Interest expense related to the June 2015 Loan	1,050,023	937,500	3,057,406	1,166,667
*Interest expense related to Komatsu financial loans	143,567	91,301	463,818	135,859
Interest expense related to the convertible debentures	-	14,321	-	94,907
Amortization of the convertible debentures	-	262,203	-	1,852,754
Interest expense related to the december 2014 Loan	-	-	-	547,945
Accretion of the december 2014 loan financing fees	-	-	-	967,155
Accretion of discount and interest on loan and convertible debentures	$1,814,561	$1,906,122	$5,374,249	$5,509,153

The Company’s loans were contracted to fund significant development costs. The Company capitalizes a portion of the interest expense as it related to funds borrowed to complete development activities at the Project site.

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2016	2015	2016	2015
Accretion of discounts and interest on loan, advance and convertible debenture*	$1,814,561	$1,906,122	$5,374,249	$5,509,153
Less: Interest costs capitalized**	-	(924,732)	(1,005,223)	(2,509,899)
Interest expense	$1,814,561	$981,390	$4,369,026	$2,999,254

*Komatsu is not a related party and has only been included in the above table to reconcile the total interest expense incurred for the period to the amounts capitalized and expensed.

**Interest capitalization ended on March 31, 2016 as the mine went into production on April 1, 2016.

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2016 and 2015

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

The net assets of GQM LLC as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Assets, GQM LLC	$154,296,007	$158,209,916
Liabilities, GQM LLC	(20,599,036)	(22,591,211)
Net assets, GQM LLC	$133,696,971	$135,618,705

Included in the assets above, is $15,414,250   (December 31, 2015 - $31,531,853) in    cash held as at September 30, 2016. The cash in GQM LLC is directed specifically to fund working capital until the Project reaches positive cash flows. The liabilities of GQM LLC do not have recourse to the general credit of the primary beneficiary except in two situations. Please refer to notes 5 and 13 for details on the exceptions.

Non-Controlling Interest

The carrying value of the non-controlling interest is adjusted for net income and loss, distributions and contributions pursuant to ASC 810-10 based on the same percentage allocation used to calculate the initial book value of temporary equity.

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2016	2015	2016	2015
Net and comprehensive income (loss) in GQM LLC	$1,706,349	$(557,852)	$(1,921,733)	$(2,556,001)
Non-controlling interest percentage	50%	50%	50%	50%
Net and comprehensive income (loss) attributable to non-controlling interest	$853,173	$(278,926)	$(960,867)	$(1,278,001)
Net and comprehensive income (loss) attributable to permanent non-controlling interest	$511,904	$(167,355)	$(576,520)	$(766,801)
Net and comprehensive income (loss) attributable to temporary non-controlling interest	$341,269	$(111,571)	$(384,347)	$(511,200)

	Permanent Non- Controlling Interest	Temporary Non- Controlling Interest
Carrying value of non-controlling interest, December 31, 2015	$40,685,611	$27,123,741
Net and comprehensive loss for the period	(576,520)	(384,347)
Carrying value of non-controlling interest, September 30, 2016	$40,109,091	$26,739,394

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2016 and 2015

(US dollars - Unaudited)

8.	Derivatives used as Hedging Instruments

During the nine months ended September 30, 2016, the Company entered into a series of “zero-cost put/ call” collar contracts for gold with settlements scheduled between September 30, 2016 and December 30, 2016 with an average floor price of $1,100 per ounce and an average ceiling price of $1,320 per ounce. These derivative instruments were not designated as hedges by the Company and are recorded at their fair value at the end of each reporting period with changes in fair value recorded in the statement of loss and comprehensive loss.

For the three and nine months ended September 30, 2016, the Company recorded an unrealized gain of $206,239 and a loss of $115,395 (Three and nine months ended September 30, 2015 - $Nil and $Nil) in the statement of income (loss) and comprehensive income (loss) on these contracts.

The following is a summary, by maturity dates, of the Company’s gold collar contracts outstanding as at September 30, 2016:

2016
Gold zero cost collars:
Floor amount (ounces)	3,000
Average floor price	$1,100
Ceiling amount (ounces)	3,000
Average ceiling price	$1,320

The unrealized fair value of these contracts at September 30, 2016 was a liability of $115,395 (December 31, 2015 - $Nil).

9.	Derivative Liability

On July 25, 2016, the Company issued a total of 6,317,700 share purchase warrants with an exercise price of C$2.00. In accordance with the guidance in ASC 815-40-15, the share purchase warrants met the criteria of a derivative instrument liability because they were exercisable in a currency other than the functional currency of the Company and thus did not meet the “fixed-for-fixed” criteria of that guidance. As a result, the Company was required to separately account for the share purchase warrants as derivative instrument liabilities recorded at fair value and marked-to-market each period with the changes in the fair value each period charged or credited to income.

As at September 30, 2016, the Company had re-measured the share purchase warrants and determined the fair value of the derivative liability to be $2,165,550 using the Black-Scholes option pricing model with the following assumptions:

September 30, 2016
Risk-free interest rate	0.51%
Expected life of derivative liability in years	2.82
Expected volatility	84.29%
Dividend rate	0.00%

As of September 30, 2016, the changes of derivative liability for share purchase warrants are as follows:

September 30, 2016
Fair value at inception	$-
Fair value of warrants granted	2,701,288
Change in fair value of warrants	(535,738)
Balance, end of the period	$2,165,550

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2016 and 2015

(US dollars - Unaudited)

10.	Supplementary Disclosures of Cash Flow Information

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2016	2015
Cash paid during period for:
Interest	$468,276	$1,070,664
Non-cash financing and investing activities:
Common shares issued as part of a management agreement	$-	$155,428
Change in cash flow estimates related to asset retirement obligations charged to mineral property interests	$245,030	$-
Mobile equipment acquired through issuance of debt	$295,126	$12,088,470
Property, plant, equipment and mineral interest expenditures included in accounts payable	$318,327	$4,117,646
Non-cash interest cost capitalized to mineral property interests	$838,888	$2,509,899
Non-cash amortization of discount and interest expense	$1,853,023	$2,863,396
Interest payable converted to principal balance on notes payable	$2,977,028	$-

11.	Financial Instruments

All financial assets and financial liabilities are recorded at fair value on initial recognition. Transaction costs are expensed when they are incurred, unless they are directly attributable to the acquisition of qualifying assets, in which case they are added to the costs of those assets until such time as the assets are substantially ready for their intended use or sale.

The three levels of the fair value hierarchy are as follows:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

	September 30, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party (Note 7(iii))	$4,870,193	$-	$4,870,193	$-
Share purchase warrants – (Note 9)	2,165,550	-	2,165,550	-
Derivatives – Hedging instruments (Note 8)	115,395	-	115,395	-
	$7,151,138	$-	$7,151,138	$-

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party (Note 7(iii))	$2,498,269	$-	$2,498,269	$-

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2016 and 2015

(US dollars - Unaudited)

11.	Financial Instruments - Continued

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value measurement of the financial instruments above use observable inputs in option price models such as the binomial and the Black-Scholes valuation models.

12.	Earning (Loss) Per Share

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to the shareholders of the Company– numerator for basic and diluted EPS	$2,738,207	$(1,924,167)	$(8,296,349)	$(4,739,618)
Denominator:
Weighted average number of common shares outstanding -basic	108,026,944	99,928,683	102,657,767	99,881,430
Weighted average number of common shares outstanding - diluted [1]	108,402,626	99,928,683	102,657,767	99,881,430

Earnings (Loss) per share – basic	$0.03	$(0.02)	$(0.08)	$(0.05)
Earnings (Loss) per share – diluted	$0.03	$(0.02)	$(0.08)	$(0.05)

1. Diluted weighted average number of shares for the three months ended September 30, 2016, excludes 500,000 options and 16,317,700 warrants because out of money, for the nine months ended September 30,2016, 1,070,000 anti-dilutive options and 16,317,700 warrants were excluded, (three and nine months ended September 30, 2015 –1,070,000 ant-dilutive options and 10,000,000 warrants.).

13.	Loan Payable

During the nine months ended September 30, 2016, the Company acquired one piece of mobile mining equipment from Komatsu through a financing agreements. As at September 30, 2016 and December 31, 2015, the finance agreement balances are as follows:

	September 30, 2016	December 31, 2015
Balance, beginning of period	$18,372,823	$913,132
Additions	352,438	23,155,510
Down payments, taxes and principal repayments	(3,793,474)	(5,695,819)
Balance, end of period	$14,931,786	$18,372,823

The terms of the financing agreements are as follows:

	September 30, 2016	December 31, 2015
Total acquisition costs	$24,614,468	$24,262,031
Interest rates	0.00% - 4.40%	0.00% - 4.40%
Average remaining life (Years)	2.98	3.46
Monthly payments	$4,669 - $33,906	$4,669 - $33,906
Short-term portion	$5,175,113	$4,942,716
Long-term portion	$9,756,674	$13,430,107

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2016 and 2015

(US dollars - Unaudited)

13.	Loan Payable - Continued

For the three and nine months ended September 30, 2016, the Company made total down payments of $Nil and $57,313 (Three and nine months ended September 30, 2015 - $1,606,452 and $2,525,921). The down payments consist of the sales tax on the assets and a 10% payment of the pre-tax purchase price. All of the loan agreements are for a term of four years, except one which is for three years, and are secured by the underlying asset except for the mining drill loan for which GQM Ltd. has provided a corporate guarantee.

The following table outlines the principal payments to be made for each of the remaining years:

Year	Principal Payments
2016	$1,294,271
2017	5,198,262
2018	5,323,624
2019	3,115,631
2020	-
Total	$14,931,788

14.	Comparative Figures

Certain comparative figures have been reclassified to conform to the financial statement presentation adopted for the current year. The reclassifications had no impact on the net loss, comprehensive loss, deficit accumulated or the cash flows as previously reported. Also see Note 16 for restatement of certain 2015 balances.

15.	Subsequent Events

On October 1st, 2016, the Company made an interest payment of $1,050,023 in accordance with the terms of the June 2015 loan agreement.

Subsequent to September 30, 2016, GQM LLC acquired a blasthole drill valued at $1.1 million. A down payment of $0.2 million was made with the remaining amount being financed over 36 months at a rate of 4.40%. The loan agreement has been guaranteed by Golden Queen.

16.	Prior Periods Financial Restatements

During the preparation of the deferred tax calculations for the year ended December 31, 2015, the Company found an accounting error in the calculation of the deferred income taxes for the year ended December 31, 2014. The accounting error related to the recognition of a deferred tax liability resulting from the dilution gain recorded in additional paid-in capital from the JV transaction (Note 7(v)). The impact of the error on the financial statements as at September 30, 2015 is presented below. There was no impact on the Company’s Consolidated Statements of Loss and Comprehensive Loss or the Consolidated Statement of Cash Flows.

Impact as at September 30, 2015:

	September, 2015
	As Previously Reported	As Restated

Liabilities:
Deferred tax liability	$-	$12,922,000
Total liabilities	$57,891,299	$70,813,299
Shareholders’ Equity:
Additional paid-in capital	$56,545,713	$43,623,713
Total shareholders’ equity attributable to GQM Ltd.	$40,221,722	$27,299,722
Total shareholders’ equity	$81,205,389	$68,283,389

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

The following discussion of the operating results and financial condition of Golden Queen Mining Co. Ltd. (“Golden Queen”, “Company”, “we”, “our” or “us”) is as at November 9, 2016 and should be read in conjunction with the unaudited condensed consolidated interim financial statements of the Company for the quarter ended September 30, 2016 and the notes thereto.

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

The crushing and screening plant continued to be ramped up during the third quarter and 24-hour, 7-day per week operations commenced in June. Irrigation rates of ore on the heap were at the upper level of anticipated flow. The Company anticipates achieving an average throughput of 10,000-11,000 tons per day by the end of 2016.

In accordance with US GAAP, the Company started recognizing revenues and expenses related to the sale of metals in the second quarter of 2016.

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

The ongoing review by the USFWS does not affect the Project’s regulatory approvals or interfere with the Project’s operation. The November 2015 Memorandum of Understanding caused no material adjustments to the Project’s mine plan. The Company believes that conservation of any snail habitat areas can be accomplished without material adjustments to the Project’s mine plan and is preparing a conservation plan accordingly. If the USFWS ultimately finds that the snail is ‘endangered’ or ‘threatened’ and no agreed conservation plan is established, material adjustments to the Project’s mine plan may be required.

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

Results of Operations

The following are the results of operations for the three and nine months ended September 30, 2016, and the corresponding periods ended September 30, 2015.

The Company had $13,450,545 and $16,914,638 revenues from operations during the three and nine months ended September 30, 2016.

The Company incurred general and administrative expenses of $657,305 and $3,166,970 during the three and nine months ended September 30, 2016 as compared to $672,738 and $3,403,485 for the same periods in 2015. Costs were lower by $15,433 and $236,515 for the three and nine months ended September 30, 2016 when compared with the same periods in 2015. The reasons for the variance in costs are highlighted below.

The following significant general and administrative expenses were incurred during the nine months ended September 30, 2016:

•	$551,856 (2015 - $700,912) for legal expenses. Legal costs were lower during the nine months ended September 30, 2016 as compared to the same period in 2015 due to the legal fees related to the financing activities and the snail and union issues in 2015 (see Other Legal Matters section above).

•	$544,503 (2015 - $372,976) for audit, tax and accounting fees. Audit and accounting costs were higher during the nine months ended September 30, 2016 as compared to the same period in 2015 mainly due to the increased complexity of the audit work as the Soledad Mountain entered production and the additional costs relating to the calculations of the deferred tax liability.
25

•	$355,756 (2015 - $217,515) for insurance expenses. The insurance expense increase is related to the general increase in corporate and site activities. Enhanced insurance coverage is required because construction of the processing facilities is complete and the Project has transitioned into the production phase.

•	$Nil (2015 - $201,312) for consulting expenses. The 2015 consulting fees were payments for the services provided by the Company’s former CEO. The current CEO salary is now included under corporate salary.

•	$Nil (2015 - $108,545) for feasibility study expenses. The 2015 feasibility study expenses were related to the preparation of the Company’s revised feasibility study, which was completed in February 2015.

The following significant general and administrative expenses were incurred during the three months ended September 30, 2016:

•	$115,980 (2015 - $81,613) for insurance expenses. The insurance expense increase is related to the general increase in corporate and site activities. Enhanced insurance coverage is required because construction of the processing facilities is complete and the Project has transitioned into the production phase.

•	$19,507 (2015 - $85,590) for legal expenses. Legal costs were significantly lower during the three months ended September 30, 2016 as compared to the same period in 2015 due to the legal fees related to the financing activities and the snail and union issues in 2015. (see Other Legal Matters section above).

The Company experienced net foreign exchange gains of $273,470 and $271,365 during the three and nine months ended September 30, 2016, as compared with gains of $319,600 and $786,688 for the same period in 2015. The net foreign exchange gain is made up by realized and unrealized gains and losses related to the Company’s Canadian expenditures, the Canadian balances of cash, accounts payable and, in 2015, the convertible debentures. During the third quarter of 2015 the net foreign exchange gain was mainly the result of the unrealized gain on the convertible debentures, which were denominated in Canadian dollars while the Company’s functional currency is the US dollar. The exchange rate, stated in US dollar per one Canadian dollar, moved from $0.72 as of December 31, 2015 to $0.76 on September 30, 2016.

For the three and nine months ended September 30, 2016, the Company incurred a total interest expense of $1,814,561 and $4,369,026 respectively (three months ended September 30, 2015 - $981,390, nine months ended September 30, 2015 – $2,999,254) related to its various loans. The increase is mainly due to the amortization of the discount of the June 2015 Loan (as defined in the Transactions with Related Parties section below) and the fact that the Company no longer capitalizes a portion of the interest payable. Please refer to the Transaction with Related Parties section for a complete breakdown of the interest expenses.

During the third quarter of 2016 the amount of the Company’s derivative liability includes the warrants issued in conjunction with the June 2015 Loan and the fair value of hedging instruments and the warrants issued in conjunction with the July 2016 financing. During the third quarter of 2015 the Company’s derivative liability included the convertible debentures and the warrants issued in conjunction with the June 2015 Loan. The Company recorded a decrease in the derivative liability including foreign exchange of $3,944,411 mostly as a result of a decrease in the Company’s share price during the three months ended September 30, 2016 as compared to an increase of $598,770 for the same quarter in 2015. For the nine months ended September 30, 2016, the Company recorded an increase in the derivative liability including foreign exchange of $1,951,581 as a result of a significant increase in the Company’s share price during the nine months ended September 30, 2016 as compared to a decrease of $1,868,329 for the same period in 2015. Refer to Notes 7(iii), 8 and 9 of the unaudited condensed consolidated interim financial statements for a detailed analysis of the changes in fair value of the derivative liability.

Interest income of $33,313 (2015 - $49,805) was lower during the three months ended September 30, 2016 as compared with the same period in 2015 due to a decrease in the cash balances. For the nine months ended September 30, 2016, the interest income was $116,215 (2015 - $168,330) as compared with the same period in 2015 also due to a decrease in the cash balances. Interest rates remained low during the second quarter and are projected to remain low for the remainder of 2016.

The Company recorded net income and comprehensive income of $2,738,207* and a net loss and comprehensive loss of $8,296,349* (or $0.03 and $(0.08) income and (loss) per basic share) during the three and nine months ended September 30, 2016 respectively as compared to a net loss and comprehensive loss of $1,924,167* and $4,739,168* respectively (or $0.02 and $0.05 loss per basic share) during the same periods of 2015. The difference between the three and nine months ended September 30, 2016 and 2015 is mainly due to the significant increase in the derivative liability related to the Company’s warrants and increase in interest expense. The Company also recorded revenue of $13,450,545 and $16,914,638 during the three and nine months ended September 2016 respectively.

* Attributable to the Company.

Summary of Quarterly Results

Results for the eight most recent quarters are set out in the table below and can be found in the respective interim reports:

Results for the quarter ended on:	Sept. 30,	June 30,	March 31,	Dec. 31,
	2016	2016	2016	2015
Item	$	$	$	$
Revenue	13,450,545	3,464,093	Nil	Nil
Net income (loss) for the quarter *	2,738,207	(2,108,781)	(8,925,777)	(721,587)
Basic net income (loss) per share	0.03	(0.02)	(0.09)	(0.01)
Diluted net income (loss) per share	0.03	(0.02)	(0.09)	(0.01)

	Sept. 30,	June 30,	March 31,	Dec. 31,
	2015	2015	2015	2014
Item	$	$	$	$
Revenue	Nil	Nil	Nil	Nil
Net income (loss) for the quarter *	(1,924,167)	(1,379,265)	(1,436,187)	1,543,120
Basic net income (loss) per share	(0.02)	(0.01)	(0.01)	0.02
Diluted net income (loss) per share	(0.02)	(0.01)	(0.01)	0.00

* Net income (loss) for the period attributable to the Company

Although the Company generated revenues in the second and third quarter respectively, for the quarters illustrated in the above table, the main reasons for the significant fluctuations in net income (loss) between periods are the fluctuations in the Company’s derivative liabilities from warrants, interest expense and the costs related to the Joint Venture Transaction.   The Company’s derivative liabilities are a function of the Company’s stock price as compared to the instruments’ strike price and the exchange rate between the Canadian dollar and the US dollar. As the stock price rises, the derivative liabilities increase resulting in the Company recognizing losses. When the stock price decreases, the Company recognizes gains.

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

Please refer to the Results of Operations section above for the results of operations for the three and nine months ended on September 30, 2016.

Reclamation Financial Assurance and Asset Retirement Obligation

Reclamation Financial Assurance

The Company is required to provide the Bureau of Land Management, the State Office of Mine Reclamation and Kern County with a revised reclamation cost estimate annually.  The financial assurance is adjusted once the cost estimate is approved.  The Company’s provision for reclamation of the property is estimated each year by an independent consulting engineer. This estimate, once approved by state and county authorities, forms the basis for the reclamation financial assurance. The reclamation assurance provided as at September 30, 2016 was $1,460,592 (December 31, 2015 - $624,142).

The Company is also required to provide financial assurance with the Lahontan Regional Water Quality Control Board (the “Regional Board”) for closure and reclamation costs related to the lined impoundments, which are defined as the Stage 1 heap leach pad, the overflow pond, and the solution collection channel. The reclamation financial assurance estimate for as of September 30, 2016 is $1,210,889 (December 31, 2015 - $Nil).

In addition to the above, the Company is required to obtain and maintain financial assurance for initiating and completing corrective action and remediation of a reasonably foreseeable release from the Project’s waste management units as required by the Regional Board.  The reclamation financial assurance estimate for as of September 30, 2016 is $278,240 (December 31, 2015 - $278,240).

The Company entered into $3.0 million in surety bond agreements in order to release its reclamation deposits and post a portion of the financial assurance due in 2016. The Company pays a yearly premium. Golden Queen Ltd. has provided a corporate guarantee on the surety bonds.

Asset Retirement Obligation

The total asset retirement obligation as of September 30, 2016 is $1,268,541 (December 31, 2015 - $978,453).

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and clean-up its property based on its activities to date.  During the three and nine months ended September 30, 2016, there was an increase of $96,696 and $290,088 (Three and nine months ended September 30, 2015 - $Nil and $278,240) to the asset retirement obligations. Of these totals, $74,167 and $245,030 was capitalized to property, plant, equipment and mineral interests as the asset portion of the asset retirement obligation for the three and nine months ended September 30, 2016 (Three and nine months ended September 30, 2015 - $Nil and $71,892).  The remaining amount of $22,529 and $45,058, for the three and nine months ended September 30, 2016, was expensed to operations as accretion expense (Three and nine months ended September 30, 2015 - $Nil and $Nil).

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

The Company is required to make property rent payments related to its mining lease agreements with landholders, in the form of advance minimum royalties.  The total property rent payments for the three and nine months ended September 30, 2016 were $Nil and $18,206 (three months ended September 30, 2015 – $8,539 and nine months ended September 30, 3015 - $68,706), and the Company expects to pay approximately $30,000 in property rent payments in 2016.

Production royalty payments commenced during the first quarter of 2016. The Company has paid $345,184 and $406,147 in production royalties during the three and nine months ended September 30, 2016, respectively.

There are multiple third party landholders and the royalty amount due to each landholder over the life of the Project varies with each property.

Contractual Obligations

GQM LLC’s contractual obligations as of September 30, 2016 are shown in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations (mostly mobile mining equipment financing)	$14,931,787	$5,175,113	$9,514,785	$241,889	$-
Asset retirement obligations (Undiscounted)	$2,949,625	-	-	-	$2,949,625
Total	$17,881,412	$5,175,113	$9,514,785	$241,889	$2,949,625

GQM LTD’s contractual obligations as of September 30, 2016 are shown in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payable - June 2015 Clay loan (July 1, 2016 payment)	$1,050,023	$1,050,023	-	-	-
2015 June Clay Loan (Face value)	$41,658,535	$41,658,535	-	-	-
Total	$42,708,558	$42,708,558	-	-	-

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

A total of 1,070,000 (1,023,334 exercisable) (December 31, 2015 – 1,070,000 (976,667 exercisable); September 30, 2015 – 1,270,000 (1,176,666 exercisable)) common shares were issuable pursuant to such stock options as at September 30, 2016.

Transactions with Related Parties

Except as noted elsewhere in this Form 10-Q, related party transactions are disclosed as follows:

(i)	Consulting Fees

For the three and nine months ended September 30, 2015, the Company paid $Nil and $201,312 to Mr. H. Lutz Klingmann for services as President of the Company. Included in these consulting fees was $151,428 related to 150,000 bonus shares (Refer to Note 4 – Share Capital of the unaudited condensed consolidated interim financial statements). There were no consulting fees paid during the three and nine months ended September 30, 2016.

During the three and nine months ended September 30, 2016, the Company paid a total of $27,447 and $83,685 (Three and nine months ended September 30, 2015 - $44,732 and $81,584) to the three independent directors of the Company. During the three and nine months ended September 30, 2016, Thomas M. Clay did not receive director fees.

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

	September 30, 2016	December 31, 2015
Balance, beginning of the period	$36,053,012	$13,881,305
Accretion of discount on the June 2015 Loan	1,853,023	1,374,228
Interest payable transferred to principal balance of the June 2015 loan	2,977,029	1,181,507
Fair value at inception, notes payable	-	33,497,277
Repayment of loans	-	(2,500,000)
Accretion of financing and legal fees	-	967,156
Extinguishment of the December 2014 Loan	-	(12,500,000)
Loss on extinguishment of debt	-	151,539
Balance, end of the period	$40,883,064	$36,053,012

Interest payable relating to the June 2015 Loan as at September 30, 2016 was $1,050,023 (December 31, 2015 - $969,645). Subsequent to September 30, 2016, the $1,050,023 interest payable was paid in cash. Please refer to Note 15 of the unaudited condensed consolidated interim financial statements for complete details.

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

The fair value of the derivative liability related to the share purchase warrants as at September 30, 2016 is $4,870,193 (December 31, 2015 - $2,498,269). The derivative liability was calculated using an option pricing valuation model with the following assumptions:

	2016	2015
Risk-free interest rate	0.51% - 0.68%	0.73% - 1.02%
Expected life of derivative liability	3.69 - 4.19 years	4.44 - 5 years
Expected volatility	79.45% - 83.3%	72.29% - 76.11%
Dividend rate	0.00%	0.00%

The estimated fair value of the share purchase warrants is as follows:

	September 30, 2016	December 31, 2015
Balance, beginning of the period	$2,498,269	$-
Fair value at inception	-	4,002,723
Change in fair value	2,371,924	(1,504,454)
Balance, end of the period	$4,870,193	$2,498,269

(iv)	Amortization of Discounts and Interest Expense

The following table summarizes the amortization of discounts and interest on loans and convertible debentures:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2016	2015	2016	2015
Accretion of the June 2015 Loan discount	$620,971	$600,797	$1,853,024	$743,866
Interest expense related to the June 2015 Loan	1,050,023	937,500	3,057,406	1,166,667
*Interest expense related to Komatsu financial loans	143,567	91,301	463,818	135,859
Interest expense related to the convertible debentures	-	14,321	-	94,907
Amortization of the convertible debentures	-	262,203	-	1,852,754
Interest expense related to the december 2014 Loan	-	-	-	547,945
Accretion of the december 2014 loan financing fees	-	-	-	967,155
Accretion of discount and interest on loan and convertible debentures	$1,814,561	$1,906,122	$5,374,249	$5,509,153

The Company’s loans were contracted to fund significant development costs. The Company capitalizes a portion of the interest expense as it related to funds borrowed to complete development activities at the Project site.

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2016	2015	2016	2015
Accretion of discounts and interest on loan, advance and convertible debenture*	$1,814,561	$1,906,122	$5,374,249	$5,509,153
Less: Interest costs capitalized**	-	(924,732)	(1,005,223)	(2,509,899)
Interest expense	$1,814,561	$981,390	$4,369,026	$2,999,254

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

The net assets of GQM LLC as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Assets, GQM LLC	$154,296,007	$158,209,916
Liabilities, GQM LLC	(20,599,036)	(22,591,211)
Net assets, GQM LLC	$133,696,971	$135,618,705

Included in the assets above, is $15,414,250 (December 31, 2015 - $31,530,900) in cash held as at September 30, 2016. The cash in GQM LLC is directed specifically to fund working capital until the Project reaches positive cash flows. The liabilities of GQM LLC do not have recourse to the general credit of the primary beneficiary except in two situations. Please refer to notes 5 and 13 of the unaudited condensed consolidated interim financial statements for details on the exceptions.

Non-Controlling Interest

The carrying value of the non-controlling interest is adjusted for net income and loss, distributions and contributions pursuant to ASC 810-10 based on the same percentage allocation used to calculate the initial book value of temporary equity.

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2016	2015	2016	2015
Net and comprehensive income (loss) in GQM LLC	$1,706,349	$(557,852)	$(1,921,733)	$(2,556,001)
Non-controlling interest percentage	50%	50%	50%	50%
Net and comprehensive income (loss) attributable to non-controlling interest	$853,173	$(278,926)	$(960,867)	$(1,278,001)
Net and comprehensive income (loss) attributable to permanent non-controlling interest	$511,904	$(167,355)	$(576,520)	$(766,801)
Net and comprehensive income (loss) attributable to temporary non-controlling interest	$341,269	$(111,571)	$(384,347)	$(511,200)

	Permanent Non- Controlling Interest	Temporary Non- Controlling Interest
Carrying value of non-controlling interest, December 31, 2015	$40,685,611	$27,123,741
Net and comprehensive loss for the period	(576,520)	(384,347)
Carrying value of non-controlling interest, September 30, 2016	$40,109,091	$26,739,394

Operating performance

Metal revenues*

	Q3 2016	Q2 2016
Gold Sold (oz)	8,715	2,362
Silver Sold (oz)	97,430	26,500
Average realized gold price	$1,329	$1,276
Average London PM fix gold price	$1,335	$1,259
Average realized silver price	$19.22	$17.02
Average London PM fix silver price	$19.61	$16.78
Metal Revenues	$13,450,545	$3,464,093

* Figures are shown on a 100% basis

The Company recorded revenue for the first time during the second quarter of 2016. For the third quarter GQM LLC sold 8,715 gold ounces at an average realized gold price of $1,329 per ounce and 97,430 silver ounces at an average realized silver price of $19.22 per ounce.

Operating Metrics

	Q3 2016	Q2 2016
Ore mined (ton)	808,000	660,000
Waste mined (ton)	1,773,000	1,193,000
Total mined (ton)	2,581,000	1,853,000
Strip ratio (waste: ore)	2.2	1.8
Ore Processed (tons)	763,157	646,211
Average ore processed Gold grade (oz/ton)	0.016	0.013
Average ore processed Silver grade (oz/ton)	0.362	0.404
Gold loaded on pad (contained oz)	11,928	8,636
Silver loaded on pad (contained oz)	276,043	261,021
Average ore processing throughput (tons per scheduled operating )	8,479	8,852
Gold produced (oz)	7,975	2,830
Silver produced (oz)	87,849	33,335

Mining

808K tons of ore were mined during the third quarter with a strip ratio of 2.2:1 waste to ore. A total of 1,759K tons of ore has now been mined since January 2016 with a strip ratio of 2.2:1 waste to ore. The lower stripping ratio, compared to the mine plan is due to more ore encountered on most benches mined during the third quarter in the Northwest Pit and in the Main Pit, Phase-1. This has resulted in more ore and less waste available for mining. Seven-day per week operations started in the Mining function in June.

Northwest Pit: Mining of the Northwest Pit commenced in 2015 and will continue into late 2017.

Main Pit: Mining of the Main Pit, Phase 1, commenced in early January of this year.  Mining of the Main pit, Phase-1, will continue throughout 2017.

Reconciliation of the three most recently mined benches in the Northwest Pit showed 35% more ore and 42% more Au than expected at 4% higher grade than predicted by the mine plan (based on the block model). In the Main Pit, Phase 1, the five most recently mined benches showed 14% more ore and 8% more Au at 5% lower grade. The foregoing ore quantities and grades are based on the results of mining activity to date, and may not necessarily be indicative of future results.

East Pit: The development of the East Pit access road is completed. Bench mining started in the East Pit in June for waste and overburden. An in-fill drilling program of the East Pit, for optimization of resources and mine planning, was completed in September. The results of the program are not available at this time but the presence of the geologic structures was confirmed. The access road from the Primary Crusher to the East Pit was completed in the third quarter and ore mining is expected begin in 2017 with substantial ore delivery in the 4th quarter of 2017.

Processing and Production

The Company has made steady progress with the production rate of the crushing-screening plant and the pad-loading systems. HPGR performance continues to exceed expectations. The hourly throughput of the plant, when operating, was above the design rate by 2% in the third quarter. Run-time was below expectations but continues to improve. It was hampered by higher than expected wear on some components. Total pad-loading production was 763K tons in the third quarter or 18% higher than the second quarter. The daily average throughput for placing ore on the pad was 8,479 tons per scheduled operating day for the quarter. Seven-day per week operations started in the Process function in June.

At the end of September, 1,770,922 tons, loaded during 2016, were under leach on the heap-leach pad. In the third quarter, agglomerate quality and the porosity and permeability of the heap-leach pad continued to be good.

The average grade of ore processed during Q3 2016 was 0.016 oz/t Au and 0.362 oz/t Ag. A total of 11,928 gold ounces and 276,043 silver ounces were placed on the heap leach pad during the third quarter.

Au production commenced in April 2016. GQM LLC produced 7,975 gold ounces and 87,849 silver ounces during third quarter of 2016.

Cost of sales

The Project is still in the ramp-up phase and it is anticipated that operating costs will decrease as the average throughput increases.

Mining costs averaged $1.53 per ton mined during the third quarter of 2016. Mining unit costs were somewhat higher than anticipated due to the lower than anticipated tonnage moved during the quarter. However, total mining costs were 26% lower than expected. Equipment availability remained high.

Processing costs averaged $5.48 per ton processed during the third quarter of 2016. Processing unit costs were higher than anticipated due to the lower than anticipated tonnage loaded on the pad. Higher total costs were also due to greater than anticipated wear in some parts of the process plant. This excessive wear due to the ore abrasiveness is being addressed by a retro-fit program in the plant including crusher liner improvements.

Site support, maintenance and site G&A averaged $2.47 per ton processed during the third quarter of 2016. Site support and Administrative unit costs were higher than expected due to the lower than anticipated pad-loading production and also for dust control initiatives and unanticipated insurance and legal costs. Maintenance costs were higher in the processing plant due to higher wear and start-up.

Total site operating costs averaged $13.13 per ton processed during the third quarter of 2016. Cash costs per ounces of gold sold were $854/oz net of silver by-product. The Project is still in the ramp-up phase, and cash costs are expected to decrease as gold production increases. Please refer to Non-GAAP Financial Performance Measures section below for further details.

Select Non-Consolidated Figures

The Company has 50% interest in GQM LLC, which, meets the definition of a Variable Interest Entity (“VIE”). The Company consolidates entities which meet the definition of a VIE for which it is the primary beneficiary. The Company, has determined it is the member of the related party group that is most closely associated with GQM LLC and, as a result, is the primary beneficiary who consolidates GQM LLC.

The following table shows figures attributable to the Company only as of September 30, 2016

	GQM LLC 100%	GQM LLC 50% Attributable to LTD	LTD on a Non- Consolidated Basis *	LTD Attributable
		(1)	(2)	(1) + (2)
Cash	$15,414,250	$7,707,125	$15,741,169	$23,448,294
Short Term Debt	$5,175,113	$2,587,556	$41,933,087	$44,520,643
Long Term Debt	$9,756,674	$4,878,337	$0	$4,878,337
Working Capital / (Deficit)	$15,764,581	$7,882,290	$(33,192,955)	$(25,310,664)

* Includes GQM Holdings

Figures shown for the three months ended September 30, 2016

	GQM LLC 100%	GQM LLC 50% Attributable to LTD	LTD on a Non- Consolidated Basis *	LTD Attributable
		(1)	(2)	(1) + (2)
Revenue	$13,450,545	$6,725,273	$0	$6,725,273
Cost of sales including depreciation and depletion	$(11,144,024)	$(5,572,012)	$(198,467)	$(5,770,479)
Accretion expense	$(22,530)	$(11,265)	$0	$(11,265)
G&A Expenses	$(656,455)	$(328,228)	$(270,521)	$(598,748)
Share based payments	$0	$0	$(3,799)	$(3,799)
Foreign exchange gain (loss)	$0	$0	$273,470	$273,470
(Increase) / Decrease in fair value of derivative liability	$206,239	$103,120	$3,738,172	$3,841,292
Interest Expense	$(143,566)	$(71,783)	$(2,345,120)	$(2,416,903)
Interest Income	$16,139	$8,070	$691,299	$699,368
Net Loss (Income)	$1,706,349	$853,173	$1,885,035	$2,738,208

Liquidity and Capital Resources

The Company has generated $16,914,638 revenues from operations since inception and as at September 30, 2016 had an accumulated deficit of $88,202,370 and a working capital deficit of $17,428,374. Cash used in operations for the nine months ended September 30, 2016 was $3,105,079.

As at September 30, 2016, Golden Queen, on a non-consolidated basis, currently does not have sufficient funds to repay the $37,500,000 loan plus the accrued interest. However, in order to secure the necessary funds to meet this upcoming obligation and mitigate the going concern issue, management is actively exploring several options including debt financing and equity issuance.

In July 2016, the Company completed an equity financing and raised gross proceeds of C$16.1 million. The net proceeds of C$15.0 million will be used to repay a portion of the loan on December 8, 2016.

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

The Company’s 50%-owned subsidiary, GQM LLC, which holds the Company’s interest in the Soledad Mountain project, held $15,414,250 in cash as of September 30, 2016 as compared to $45,643,060 on September 30, 2015. It is expected that the current cash on hand will fund remaining working capital needs until in the end of the year 2016 when the Project is expected to reach positive cash flow.

Cash used in Operating Activities:

Cash used to fund operating activities, was $3,105,079 (nine months ended September 30, 2015 - $4,815,347) for the nine months ended September 30, 2016. The decrease in cash used in operating activities is mostly due to the increase in revenues since the Company started production in the second quarter of 2016. Additionally, during this quarter the Company invested $6,116,952 building-up ore on leach pad inventory ($182,865 third quarter 2015).

Cash used in Investing Activities:

Cash used in investing activities totaled $10,498,491 during the nine months ended September 30, 2016 (nine months ended September 30, 2015 - $60,161,928). The decrease is due to the decreased level of construction activity on site as the Project construction was finalized.

Cash from Financing Activities:

Cash provided by financing activities totaled $7,171,678 during the nine months ended September 30, 2016 (nine months ended September 30, 2015 – cash provided by financing activities $25,575,000) and relates to the July equity financing and repayments of loans payable at the project level. The January 1, April 1, and July 1, 2016 interest payments due on the June 2015 Loan of $2,977,028 have been added to the principal balance. The cash provided by financing activities for the nine months ended September 30, 2015 was the result of the June 2015 Loan and our JV partner’s Top-Up contribution.

Working Capital:

	LTD on a Non- Consolidated Basis *	LTD on a Consolidated Basis **

Current Assets	$15,864,191	$41,152,913
Current Liabilities	$(49,057,145)	$(58,581,288)
Working Capital / (Deficit)	$(33,192,955)	$(17,428,375)
* Includes GQM Holdings
** Includes GQM Holdings and GQM LLC

As at September 30, 2016, the Company, on a consolidated basis, had current assets of $41,152,913 (December 31, 2015 - $39,979,225) and current liabilities of $58,581,288 (December 31, 2015 - $47,722,334) or working capital deficit of $17,428,374 (December 31, 2015 – working capital deficit of $7,743,109). The increase   in current assets from December 31, 2015 is mostly the result of construction and working capital expenditures on site. The increase in current liabilities is mainly due to the increase in the derivative liability.

GQM LLC will use its cash on hand for working capital related expenditures until in the end of the year 2016 when the Project is expected to be generating positive cash flows.

The Company will use its cash for general corporate expenditures such as accounting fees, legal fees, interest expense and corporate salary expenses.

Please refer also to Outlook below.

Outstanding Share Data

The number of shares issued and outstanding and the fully diluted share position are set out in the table below:

Item	No. of Shares
Shares issued and outstanding on December 31, 2015	99,928,683
Shares issued pursuant to the exercise of stock options	Nil
Shares Issued in Connection with July 2016 Financing	11,120,000
Shares issued and outstanding on September 30, 2016	111,048,683		Exercise Price	Expiry Date
Shares to be issued on exercise of directors and employees stock options	1,070,000		$0.58 to $1.59	From 06/03/18 to 09/08/20
Shares to be issued on exercise of warrants	10,000,000		$0.95	6/8/2020
Shares to be issued as a finder’s fee (due upon commercial production)	100,000		Not Applicable	Not Applicable
Shares to be issued on exercise of warrants in conjunction with July 2016 financing	5,560,000	C$	2.00	7/25/2019
Shares to be issued on exercise of warrants in conjunction with July 2016 financing broker warrants (non-tradable)	757,700	C$	2.00	7/25/2019
Fully diluted September 30, 2016	128,536,383
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

Subsequent Events

On October 1st, 2016, the Company made an interest payment of $1,050,023 in accordance with the terms of the June 2015 Loan agreement.

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

	Three Months Ended September 30, 2016	Three Months Ended June 30, 2016
Direct mining costs (US GAAP)	$9,110,596	$3,563,009
Indirect mining cost	656,455	620,923
Cash costs before by product credits	$9,767,051	$4,183,932
Divided by gold sold (oz)	8,715	2,362
Cash costs per ounce of gold sold ($/oz)	$1,121	$1,771
Less: By-product silver credits per ounce ($/oz)	(267)	(191)
Total cash cost per ounce of gold sold on a by-product basis ($/oz)	$854	$1,580

All-in Sustaining Costs

In September 2013, the World Gold Council, a non-regulatory association of the world’s leading gold mining companies established to promote the use of gold to industry, consumers and investors, provided guidance for the calculation of the measure “All-in sustaining costs”, which has no standard meaning under US GAAP. These standards became effective January 1, 2014. Management believes that the all-in sustaining costs measure provides additional insight into the costs of producing gold by capturing all of the expenditures required for the discovery, development and sustaining of gold production and allows the Company to assess its ability to support capital expenditures to sustain future production from the generation of operating cash flows. Management believes that, in addition to conventional measures prepared in accordance with US GAAP, certain investors use this information to evaluate our performance and ability to generate cash flow. Accordingly, it is intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with US GAAP.

Golden Queen defines all-in sustaining costs as the sum of direct mining costs (as defined under total cash costs), site and corporate general and administrative costs, share based payments, reclamation liability accretion and capital expenditures that are sustaining in nature. Adoption of the standard is voluntary and the cost measures presented may not be comparable to other similarly titled measures of other companies. Other companies may calculate these measures differently.

The table below shows a reconciliation of all-in sustaining costs per ounce to the unaudited condensed interim consolidated financial statements:

	Three Months Ended September 30, 2016	Three Months Ended June 30, 2016
Direct mining costs (US GAAP)	$9,110,596	$3,563,009
Indirect mining cost	656,455	620,923
Cash costs before by product credits	9,767,051	4,183,932
Less: By-product silver credits	(2,323,313)	(450,925)
Total cash cost	$7,443,739	3,733,007
Corporate general and administrative expenses	270,521	-
Share based payments	3,799	-
Accretion expense	22,530	22,529
Sustaining capital	915,434	330,479
All-in sustaining costs	$8,656,023	$4,086,015
Divided by gold sold (oz)	8,715	2,362
All-in sustaining costs per gold ounce on a by-product basis	$993	$1,730

General and administrative expenses in Income Statement include a foreign exchange gain of $273,470 for the three months ended September 30, 2016.

Summary of Significant Accounting Policies and Estimates

Revenue is recognized when title to gold and silver passes to the buyer and when collectability is reasonably assured. Title passes to the buyer based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example, the London Bullion Market for both gold and silver, in an identical form to the product sold.

Besides of the revenue recognition policy mentioned above, full disclosure of the Company’s significant accounting policies and estimates in accordance with generally accepted accounting principles in the United Stated can be found in notes of its audited consolidated financial statements as at December 31, 2015.

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

The ASU will be effective for periods beginning after December 15, 2015, for public companies. The Company have adopted the ASU effective January 1, 2016 and it had no impact on the Company’s results or financial position.

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

(vi)	In February 2016, FASB issued ASC 842 that requires lessees to recognize lease assets and corresponding lease liabilities on the balance sheet for all leases with terms of more than 12 months. The update, which supersedes existing lease guidance, will continue to classify leases as either finance or operating, with the classification determining the pattern of expense recognition in the income statement.

The ASU will be effective for annual and interim periods beginning January 1, 2019, with early adoption permitted, and is applicable on a modified retrospective basis with various optional practical expedients. The Company is assessing the impact of this standard.

Qualified Person and Caution With Respect to Forward-looking Statements

Mr. Timothy Mazanek, PE, and Mr. Peter Herrera, PG are all qualified persons for the purpose of NI 43-101 and have reviewed and approved the technical information in this Form 10Q.

This Form 10-Q contains certain forward-looking statements, which relate to the intent, belief and current expectations of the Company’s management, as well as assumptions and parameters used in the Soledad Mountain Project Technical Report and Updated Feasibility Study, February 25, 2015. These forward-looking statements are based upon numerous assumptions that involve risks and uncertainties and other factors that may cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include among other things the receipt and compliance with the terms of required approvals and permits, the costs of and availability of sufficient capital to fund the projects to be undertaken by the Company and commodity prices. In addition, projected mining results, including quantity of ore, grade, production rates, and recovery rates, are subject to numerous risks normally associated with mining activity of the nature described in this report and in the feasibility study, and as a result actual results may differ substantially from projected results. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date the statements were made.

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

Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to US Dollar deposits held in Canadian financial institutions. As of September 30, 2016 and December 31, 2015, the Company’s cash balances held in United States and Canadian financial institutions include $31,155,419 and $37,587,311 respectively, which are not fully insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

Interest Rate Risk

The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash balances during the three months ending September 30, 2016, a 1% decrease in interest rates would have reduced the interest income to a trivial amount.

Foreign Currency Exchange Risk

Certain labour costs are denominated in Canadian dollars. As a result, currency exchange fluctuations may impact the costs of our operations. Specifically, the appreciation of the Canadian dollar against the U.S. dollar may result in an increase in the Canadian operating expenses in U.S. dollar terms. As of September 30, 2016, the Company maintained the majority of its cash balance in U.S. dollars.

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

Our Chief Executive Officer and Chief Financial Officer, and our external Sarbanes-Oxley consultants carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2016 and concluded that our disclosure controls and procedures were operating effectively.

Changes in Internal Control

Since the Company started production during the second quarter of 2016 new processes and internal controls over such areas as revenue recognition, cost accounting and inventory valuation have been implemented. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

All policies can be viewed in full on the Company’s website at www.goldenqueen.com

For the three and nine months ended September 30, 2016 and year ended December 31, 2015, there were no reported instances of fraud.

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

Item 4. Mine Safety Disclosures

GQM LLC is the operator of the Project, which is located in Mojave in Kern County, California. The mine safety disclosures required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K are included in Exhibit 95.1 of this Quarterly Report. There was one lost-time accident at GQM LLC during the third quarter of 2016.

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing
3.1	Notice of Articles	Incorporated by reference to Exhibit 3.1 to the Form 10-K of the Company, filed with the SEC on March 30, 2016
3.2	Articles	Incorporated by reference to Exhibit 3.2 to the Form 8-K of the Company, filed with the SEC on September 2, 2010
4.1	Warrant Indenture dated July 25, 2016	Incorporated by reference to Exhibit 4.1 to the Form 8-K of the Company, filed with the SEC on July 25, 2016
4.2	Form of Warrant Certificate	Incorporated by reference to Exhibit 4.1 to the Form 8-K of the Company, filed with the SEC on July 28, 2016
31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934	Filed herewith
31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934	Filed herewith
32.1	Section 1350 Certification of the Principal Executive Officer	Filed herewith
32.2	Section 1350 Certification of the Principal Financial Officer	Filed herewith
95.1	Mine Safety Disclosure	Filed herewith
101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the nine months ended September 30, 2016, formatted in XBRL	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2016

GOLDEN QUEEN MINING CO. LTD.
(Registrant)

By:	/s/ Thomas M. Clay
Thomas M. Clay
Principal Executive Officer

By:	/s/ Andrée St-Germain
Andrée St-Germain
Principal Financial Officer

