Form 10-K
period 2016-12-31
GOLDEN QUEEN MINING CO LTD
filed 2017-03-15
CIK 1025362

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

0-21777

(Commission File Number)

GOLDEN QUEEN MINING CO. LTD.

(Name of registrant in its charter)

British Columbia, Canada	Not Applicable
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

2300 – 1066 West Hastings Street. Vancouver, British Columbia, Canada	V6E 3X2
(Address of principal executive offices)	(Zip Code)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $100,300,564 as at June 30, 2016.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 111,148,683 common shares as at March 14, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K, which Proxy Statement is to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2016. If the definitive Proxy Statement cannot be filed on or before the 120 day period, the issuer may instead file an amendment to this Form 10-K disclosing the information with respect to Items 10 through 14.

Form 10-K

References to the “Company”, “Golden Queen”, “we”, “us”, “our” and words of similar meaning refer to Golden Queen Mining Co. Ltd. The U.S. dollar (“$”) is used in this Form 10-K and quantities are reported in Imperial units with Metric units in brackets.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the documents incorporated by reference herein constitute contain forward-looking information and “forward-looking statements” within the meaning section 27A of the Securities Act of 1933 (as amended), section 21E of the Securities Exchange Act of 1934 (as amended), the United States Private Securities Litigation Reform Act of 1995, releases made by the United States Securities and Exchange Commission (the “SEC”) and applicable Canadian securities legislation, all as may be amended from time to time, concerning the business, operations and financial performance and condition of the Company (collectively “forward-looking statements”). Generally, these forward-looking statements can be identified by the use of words such as “plans”, “anticipates”, “continues”, “estimates”, “is expected”, “projected”, “propose”, “believes”, “intends”, “subject to”, “budget”, “scheduled”, or variations or comparable language of such word and phrases or statements that certain actions, events or results “may”, “could”, “would”, “should”, “might”, or “will”, “occur” or “be achieved” or the negative connotation thereof.

Forward-looking statements are necessarily based upon a number of factors and assumptions that, if untrue, could cause the actual results, performances or achievements of the Company to be materially different from future results, performances or achievements expressed or implied by such statements. Although the Company believes its expectations are based upon reasonable assumptions and has attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors that cause actions, events or results not to be as anticipated, estimated or intended. There can be no assurance that such statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements included in this Form 10-K and the documents incorporated by reference herein. References in this Form 10-K are to December 31, 2016, unless another date is stated, or in the case of documents incorporated herein by reference, are as of the dates of such documents.

In particular, this Form 10-K and the documents incorporated by reference herein contain forward-looking statements pertaining to the following:

•	business strategy, strength and focus;
•	results of operations relative to estimates based on the prior feasibility study;
•	geological estimates in respect of mineral resources and reserves on the Project;
•	the realization of mineral reserve estimates;
•	projections of market prices and costs and the related sensitivity of distributions;
•	supply and demand for precious metals;
•	expectations regarding the ability to generate income through operations;
•	expectations with respect to the Company’s future working capital position;
•	treatment under government regulatory regimes and tax laws;
•	anticipated gold and silver revenues;
•	the timing and amount of estimated future production;
•	estimated costs of anticipated production, sales and costs of sales;
•	anticipated mining operations proceeding as planned; and
•	the Company’s and GQM LLC’s capital expenditure programs.

With respect to forward-looking statements contained in this Form 10-K and the documents incorporated by reference herein, assumptions have been made regarding, among other things:

•	present and future business strategies and the environment in which the Company will operate in the future;
•	recovery rates from gold and silver production;
•	the impact of environmental regulations on our operations;
•	future gold and silver prices;
•	the Company’s and GQM LLC’s ability to retain qualified staff;
•	the impact of any changes in the laws of the United States or the State of California;

•	the ability of GQM LLC to maintain its existing and future permits in good standing;
•	the ability of GQM LLC to retain its mining rights under existing and future agreements with landholders;
•	the regulatory framework governing royalties, taxes and environmental matters in the United States;
•	future capital expenditures, if any, required to be made by the Company and GQM LLC and the Company’s ability to fund its pro rata capital commitments to the GQM LLC joint venture;
•	the Company’s ability to repay or refinance current debt; and
•	the ability of the Company to maintain its current ownership level in GQM LLC.

Actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors set forth below and elsewhere in this Form 10-K and in the documents incorporated by reference herein:

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

Readers are cautioned that the foregoing lists of factors are not exhaustive. The forward-looking statements contained in this Form 10-K and documents incorporated by reference herein are expressly qualified by this cautionary statement. Forward-looking statements are provided for the purpose of providing information about management’s current expectations and plans and allowing investors and others to get a better understanding of the Company’s operating environment. Except as required under applicable securities laws, the Company does not undertake or assume any obligation to publically update or revise any forward-looking statements that are included in this document, whether as a result of new information, future events or otherwise.

CAUTIONARY NOTE REGARDING U.S. INVESTORS

The Company uses Canadian Institute of Mining, Metallurgy and Petroleum definitions for the terms “proven reserves”, “probable reserves”, “measured resources”, “indicated resources” and “inferred resources”. U.S. investors are cautioned that while these terms are recognized and required by Canadian regulations, including National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”), the SEC does not recognize them.

Canadian mining disclosure standards, including NI 43-101, differ significantly from the requirements of the SEC and SEC Guide 7, and reserve and resource information contained or incorporated by reference in this Form 10-K and in the documents incorporated by reference herein may not be comparable to similar information disclosed by companies reporting under United States standards. In particular, and without limiting the generality of the foregoing, the term “resource” does not equate to the term “reserve”. Under United States standards, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. The SEC’s disclosure standards normally do not permit the inclusion of information concerning “measured mineral resources”, “indicated mineral resources” or “inferred mineral resources” or other descriptions of the amount of mineralization in mineral deposits that do not constitute “reserves” by U.S. standards in documents filed with the SEC. U.S. investors should also understand that “inferred mineral resources” have a great amount of uncertainty as to their existence and as to their economic and legal feasibility. It cannot be assumed that all or any part of an “inferred mineral resource” will ever be upgraded to a higher category. Under Canadian rules, estimated “inferred mineral resources” may not form the basis of pre-feasibility or feasibility studies. Investors are cautioned not to assume that all or any part of an “inferred mineral resource” exists or is economically or legally mineable. Disclosure of “contained ounces” in a resource estimate is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as tonnage and grade without reference to unit measures. The requirements of NI 43-101 for identification of “reserves” are also not the same as those of the SEC, and reserves in compliance with NI 43-101 may not qualify as “reserves” under SEC standards.

Accordingly, information contained in this Form 10-K and the documents incorporated by reference herein contain descriptions of our mineral deposits that may not be comparable to similar information made public by U.S. companies subject to the reporting and disclosure requirements under the U.S. federal securities laws and the rules and regulations thereunder. See Item 1A. Risk Factors.

In addition, financial information in this Form 10-K and the Company’s financial statements is presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The Company’s financial statements have been prepared in accordance with U.S. GAAP.

PART I

Item 1. Business

General Development of Business

The Company is a gold and silver producer, incorporated in 1985 under the laws of the Province of British Columbia, Canada. The Soledad Mountain Mining Project (the “Project”) is located south of Mojave in Kern County in southern California.

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

As a result of the changes made in connection with the Joint Venture and the incorporation of GQM Canada, the names, place of formation and ownership of the Company’s subsidiaries and the Project as at March 15, 2017 are as follows:

GQM LLC is managed by a board of managers comprising an equal number of representatives of each of Gauss and GQM Holdings. The current representatives of GQM Holdings on the board of managers are Guy Le Bel, Bryan A. Coates and Thomas Clay. The current officer of GQM LLC is Robert C. Walish, Jr. as Chief Executive Officer.

Golden Queen accounts for GQM LLC on its books as a variable interest entity (“VIE”), with Golden Queen considered to be the primary beneficiary.  A VIE is an entity in which the investor, Golden Queen, holds a controlling interest, or in this case, is a primary beneficiary, that is not based on the majority of the voting rights. As a result, Golden Queen continues to reflect 100% of the financial results of GQM LLC in its consolidated financial statements, along with a non-controlling interest representing Gauss’ 50% interest in GQM LLC.

The registered office of the Company is located at 1200 - 750 West Pender Street, Vancouver, BC, Canada V6C 2T8 and its executive offices are located at 2300 – 1066 West Hastings Street, Vancouver, BC, Canada, V6E 3X2. The California office of GQM LLC is located at 2818 Silver Queen Road, Mojave, California, 93501.

Significant Developments in 2016

The Company poured its first gold on March 1, 2016. Commercial production was announced on December 19, 2016. Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the 2016 operational update.

There are a number of risks associated with the Project and readers are urged to consider these risks and possible other risks, in order to obtain an understanding of the Project (see Item 1A. Risk Factors below).

Financings

On January 1, 2016, April 1, 2016 and July 1, 2016 the Company chose to exercise its right to pay quarterly interest on a loan with Clay shareholders in the principal amount of $37,500,000 in kind by adding interest owed to the principal balance.

In July of 2016, the Company completed an equity financing for gross proceeds of $12.2 million (C$16.1 million). The proceeds were used primarily to repay a portion of the loan with Clay shareholders and its accrued interest. On November 18, 2016, the Company repaid a portion of the loan and accrued interest of $12.2 million. The loan was refinanced for a principal amount of $31.0 million (the “November 2016 Loan”) with a thirty month term and an annual interest rate of 8%, payable on a quarterly basis commencing first quarter of 2017, a repayment of $2.5 million on a quarterly basis commencing first quarter of 2018 and repayment of balance at maturity date. The first four quarterly interest payments under the November 2016 Loan can be added to the loan principal balance rather than paid in cash, at the Company’s option.

The Company also issued 8,000,000 common share purchase warrants exercisable for a period of five years expiring November 21, 2021. The common share purchase warrants have an exercise price of $0.85

Financial Information by Segment and Geographic Area

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

Employees

As of March 15, 2017, the Company had 194 employees. The Company engages various part-time consultants and contractors as needed for administrative services.

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

Item 1A. Risk Factors

The following is a discussion of distinctive or special characteristics of our operations and the industry in which we operate, which may have a material impact on, or constitutes risk factors in respect of, our future financial performance and in respect of an investment in the Company. These risk factors should be carefully considered and read in conjunction with disclosure on business and risks appearing in this Form 10-K. Such risks are not the only we face and additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual result may differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the above “Cautionary Note Regarding Forward-Looking Statements”.

Operational Risks

Mineral resource and reserve estimates are based on interpretation and assumptions, and the Project may yield lower production of gold and silver under actual operating conditions than is currently estimated. A material decrease in the quantity or grade of mineral resource or reserves from those estimates, will affect the economic viability of the Project or the Project’s return on capital

Unless otherwise indicated, mineral resource and reserve figures presented in our filings with securities regulatory authorities, press releases and other public statements that may be made from time to time, are based upon estimates made by independent consulting geologists and mining engineers.   Estimates can be imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling, which may prove to be unreliable. We cannot assure you that the estimates are accurate or that mineralized materials from the Project can be mined or processed profitably.

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

As production at the Project proceeds, mineral resources and reserves may require adjustments or downward revisions. In addition, the grade of mineralized material ultimately mined, if any, may differ from that indicated by our 2015 Feasibility Study. Gold and silver recovered in small scale tests may not be duplicated on a production scale.

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

The estimates of production rates, costs and financial results contained in the 2015 Feasibility Study and any current or future guidance of production rates offered by the Company depend on subjective factors and may not be realized in actual production and such estimates speak only as of their respective dates.

The 2015 Feasibility Study provides estimates and projections of future production, costs and financial results of the Project. In addition, the Company may from time to time provide guidance on projected production rates of the Project. Any such information is forward-looking and depend on numerous assumptions, including assumptions about the availability, accessibility, sufficiency and quality of ore, the costs of production, the market prices of silver and gold, the ability to sustain and increase production levels, the sufficiency of its infrastructure, the performance of its personnel and equipment, its ability to maintain and obtain mining interests and permits and its compliance with existing and future laws and regulations. Actual results and experience may differ materially from these assumptions. Any such production cost, or financial results estimates speak only as of the date on which they are made, and the Company disclaims any intent or obligation to update such estimates, whether as a result of new information, future events or otherwise.

There are significant financial and operational risks associated with an operating mining project such as the project operated by GQM LLC

The financial results of GQM LLC is subject to risks associated with operating and maintaining mining operations on the Property, including:

•	increases in our projected costs due to differences in grade of mineralized material, metallurgical performance or revisions to mine plans in response to the physical shape and location of mineralized materials as compared to our 2015 Feasibility Study estimates;
•	increases in the costs of commodities such as fuel and electricity, and other materials and supplies which would increase Project development and operating costs;
•	the ability to extract sufficient gold and silver from resources and reserves to support a profitable mining operation on the Property;
•	decreases in gold and silver prices;
•	compliance with approvals and permits for the Project;
•	potential opposition from environmental groups, other non-governmental organizations or local residents which may delay or prevent development of the Project or affect our future operations;
•	difficult surface conditions, unusual or unexpected geologic formations or failure of open pit slopes;
•	mechanical or equipment problems, industrial accidents or personal injury resulting in unanticipated cost and delays;
•	environmental hazards or pollution;
•	fire, flooding, earthquakes, cave-ins or periodic interruptions due to inclement weather; and
•	labor disputes.

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

The mining industry is intensely competitive

The mining industry is competitive in all of its phases. We compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for qualified employees, GQM LLC’s production of minerals from the Project may be slowed down or suspended. We also compete with other mining companies for capital. If we are unable to raise sufficient capital, our interest in GQM LLC may be diluted.

As a result of such competition, some of which is with large established mining companies with substantial capabilities and with greater financial and technical resources than ours, GQM LLC may be unable to effectively develop the Project or obtain financing on terms we consider acceptable.

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

U.S. Federal Laws: The Comprehensive Environmental, Response, Compensation, and Liability Act (CERCLA), and comparable state statutes, impose strict, joint and several liabilities on current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of hazardous substances found at such sites. It is not uncommon for the government to file claims requiring cleanup actions, demands for reimbursement for government incurred cleanup costs, or natural resource damages, or for neighbouring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (RCRA), and comparable state statutes, govern the disposal of solid waste and hazardous waste and authorize the imposition of substantial fines and penalties for noncompliance, as well as requirements for corrective actions. CERCLA, RCRA and comparable state statutes can impose liability for clean-up of sites and disposal of substances found on exploration, mining and processing sites long after activities on such sites have been completed.

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

The Endangered Species Act and comparable state laws are designed to protect critically imperiled species from extinction as a consequence of development. GQM LLC filed a response to statements made in a petition filed on January 31, 2014 with the United States Fish and Wildlife Service (USFWS), which petition sought to list the Mojave Shoulderband snail as a threatened or endangered species (see Item 3. Legal Proceedings in this report for additional information). In April 2014, USFWS concluded that there was no imminent threat to the snail that would cause them to believe an emergency listing was required, but that USFWS may address the petition in the future, subject to funding. In November 2015, the Company agreed not to disturb certain points on Soledad Mountain where snails or snail shells have been identified until June 30, 2017. The Company, the USFWS and the CBD have jointly selected a third party environmental consultant to conduct surveys to better understand the snail’s range and distribution on Soledad Mountain. Surveying has commenced and is expected to conclude during the first quarter of 2017.

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

Financial Risks

Our financial statements contain a qualification as to our ability to continue as a going concern due primarily to the need to repay $5.4 million in accrued interest and debt principal repayment on January 1, 2018, which is not assured

Until such time as GQM LLC can economically produce and sell gold and silver from the Project and distribute cash to its members, we will continue to have no cash flow from our ownership interest in GQM LLC and will continue to incur an operating deficit. As at December 31, 2016, excluding any cash held by GQM LLC and inclusive of GQM Holdings, we had cash of approximately $2.1 million and current liabilities of approximately $6.9 million. The Company is required to pay $5.4 million in accrued interest and debt principal repayment on January 1, 2018 from the November 2016 Loan.

The ability of the Company to service its debt due in early 2018 from distributions from GQM LLC during the fiscal year 2017 is dependent on a number of factors, including the gold price and the ability of the mine to perform according to the mine plan for 2017. Because of the uncertainty relating to the above factors, there can be no assurance that sufficient distributions will be generated and paid by GQM LLC to the Company in order for it to meet its obligations when they fall due. If the distributions are not sufficient, the Company will need to either raise equity or negotiate with its debt lender a delay in principal and interest repayments.

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

Silver and gold are exchange-traded commodities, and the volatility in gold and silver prices is illustrated by the following table, which sets forth, for the periods indicated (calendar year), the average annual market prices in U.S. dollars per ounce of gold and silver, based on the daily London P.M. fix, as shown in the table below:

Mineral	2016	2015	2014	2013	2012
Gold	$1,208.63	$1,160.06	$1,265.78	$1,411.23	$1,668.98
Silver	$15.33	$15.68	$19.08	$23.79	$31.15

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

Passive foreign investment company considerations and United States federal income tax consequences for United States investors

We would generally be classified as a “passive foreign investment company” under the meaning of Section 1297 of the United States Internal Revenue Code of 1986, as amended (a “PFIC”) if, for a tax year, (a) 75% or more of our gross income for such year is “passive income” (generally, dividends, interest, rents, royalties, and gains from the disposition of assets producing passive income) or (b) if at least 50% or more of the value of our assets produce, or are held for the production of, passive income, based on the quarterly average of the fair market value of such assets.   Based on the composition of our income, assets and operations for the current taxable year, we do not expect to be classified as a PFIC during our tax year ended December 31, 2016. This is a factual determination, however, that must be made annually after the close of each taxable year. Therefore, there can be no assurance that we will not be a PFIC for the current taxable year or for any future taxable year.

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

Members of the Clay family own a substantial interest in Golden Queen and are represented on our board of directors, and thus may exert significant influence on our corporate affairs and actions, including those submitted to a shareholder vote

Thomas M. Clay, a director and CEO of the Company is a member of the Clay Group. The Clay Group also controls Auvergne, which holds a 29.49% interest in Gauss, the joint venture that holds a 50% interest in GQM LLC and half the Project. For so long as the Clay Group beneficially owns at least 25% of our common shares, at least one of Golden Queen’s representatives on the board of managers of the Joint Venture will be designated by Auvergne. Accordingly, the Clay Group has considerable influence on our corporate affairs and actions, including those submitted to a shareholder vote, and GQM LLC’s development and operation of the Project. The interests of the Clay family may be different from the interests of other investors.

Members of the Clay family have also provided the Company with the November 2016 Loan of $31 million, including approximately $23 million provided by an investment vehicle managed by Thomas M. Clay. The loan is guaranteed by GQM Holdings and secured by a pledge of the Company’s interest in GQM Canada, GQM Canada’s interest in GQM Holdings, and GQM Holdings’ 50% interest in GQM LLC. As a result, a default on the loan could result in the Company losing its interest in the Project, which would have a material adverse effect on our share price.

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

Mineral Reserve Estimates

The proven and probable reserve estimates based on the 2015 Feasibility Study for the Project are shown in the table below. The reserves estimates shown have been affected by mining completed on-site to date as noted in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2015 Mineral Reserve Estimates (100% Basis)

			In-Situ Grade				Contained Metal
			Gold		Silver		Gold	Silver
Classification	Tonnes	Ton	g/t	oz/ton	g/t	oz/ton	oz	oz
Proven	3,357,000	3,701,000	0.948	0.028	14.056	0.410	102,300	1,517,100
Probable	42,957,000	47,352,000	0.638	0.019	10.860	0.317	881,300	14,999,100
Total & Average	46,314,000	51,053,000	0.661	0.019	11.092	0.324	983,600	16,516,200

Notes:

1.	The Qualified Person for the mineral reserve estimates is Sean Ennis, Vice President, Mining, P.Eng., APEGBC Registered Member who is employed by Norwest Corporation, and is independent from the Company.

2.	A gold equivalent cut-off grade of 0.005 oz/ton was used for Quartz Latite and a cut-off grade of 0.006 oz/ton was used for all other rock types. The cut-off grade was varied to reflect differences in estimated metal recoveries for the different rock types mined.
3.	Gold equivalent grades were calculated as follows: AuEq(oz/ton) = Au(oz/ton) + (Ag(oz/ton)/88, which reflects a long-term Au:Ag price ratio of 55 and a Au:Ag recovery ratio of 1.6. Gold-equivalent grades were used for open pit optimizations.
4.	Tonnage and grade measurements are in imperial and metric units. Grades are reported in troy ounces per short ton and in grams per tonne.

5.	The effective date of the mineral reserve estimate is February 1, 2015.

6.	Total ore tonnage has been reduced by 2,854,000 tons (average grade 0.016oz/ton) based on mined tonnages in 2015 and 2016.

See “Cautionary note regarding U.S. investors” on Page 3 of this Report.

The mineral reserves estimates are included in the measured and indicated mineral resource estimates set out in the table in the section Mineral Resource Estimates below.

Mineral Resource Estimates

The mineral resource estimates for the Project are shown in the table below:

2015 Mineral Resource Estimates (100% Basis)

			In-Situ Grade				Contained Metal
			Gold		Silver		Gold	Silver
Classification	Tonnes	Ton	g/t	oz/ton	g/t	oz/ton	oz	oz
Measured	4,298,243	4,738,000	0.960	0.028	13.37	0.39	130,000	1,865,000
Indicated	79,237,167	87,344,000	0.549	0.016	9.26	0.27	1,415,000	23,733,000
Measured & Indicated	83,535,409	92,082,000	0.575	0.017	9.53	0.28	1,545,000	25,598,000
Inferred	21,392,329	23,581,000	0.343	0.010	7.20	0.21	245,000	4,965,000

Notes:

1.	The Qualified Person for the mineral resource estimates is Michael M. Gustin, C.P.G., Senior Geologist who is employed by Mine Development Associates, and is independent from the Company.
2.	Mineral resources are inclusive of mineral reserves.
3.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
4.	Mineral resources are reported at a 0.004 oz/ton (0.137 g/t) AuEq cutoff in consideration of potential open-pit mining and heap-leach processing.

5.	Gold equivalent grades were calculated as follows: AuEq(oz/ton) = Au(oz/ton) + (Ag(oz/ton)/88, which reflect a long-term Au:Ag price ratio of 55 and a Au:Ag recovery ratio of 1.6.
6.	Mineral resources are reported as partially diluted.
7.	Rounding as required by reporting guidelines may result in apparent discrepancies between tons, grade and contained metal content.
8.	Tonnage and grade measurements are in imperial and metric units. Grades are reported in troy ounces per short ton and in grams per tonne.
9.	The effective date of the mineral resource estimate is December 31, 2014.

See “Cautionary note regarding U.S. investors” on Page 3 of this Report.

The gold-equivalent relationship is based on a long-term Au:Ag price ratio of 55 and Ag:Au recovery ratio of 0.625.

Note that mineral resources that are not mineral reserves do not have demonstrated economic viability.

2016 Drilling Program and Exploration Potential

GQM LLC completed a confirmation drill program in 2016.  The main objective of the confirmation drill program was to enhance GQM LLC's understanding of the East Pit ore and to gain geotechnical information.

Additional geological targets have been identified on the Property.  These targets are generally peripheral east and south and southeast to the currently defined mineral resource estimates.  In the west, additional vein mineralization was identified in the hanging-wall of the Soledad vein system and the potential for deeper gold-silver mineralization has been postulated based on hydrothermal alteration patterns.  To the east, vein mineralization was identified in the hanging-wall of the Karma/Ajax vein system.  Toward the south and southeast, extensions along the Karma/Ajax and Starlight/Golden Queen vein systems have been identified during an extensive re-logging program by GQM LLC’s geologic team.  Historic drill results indicate widths up to 26 feet with economic gold and silver grades.

Recent exploration work to date has focused on known fault/vein structures central to the deposit.  The volcanic host rocks associated with mineralization on the Property extend further to the south and west and have not been fully evaluated.  The continuity of mineralization at depth remains untested.

Project Operation

The project was built in-line with the feasibility study cost estimates. Construction was completed in early 2016.

Standard, open pit mining methods are used to mine ore and waste rock. Mining operations include drilling, blasting, loading, hauling and support equipment. GQM LLC is conducting the mining. All open pit mining will occur in dry conditions above the water table.

Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the 2016 operational update.

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

Cleanup on Site

The Company has done extensive cleanup on site since 2006 at a cost of approximately $550,000 and GQM LLC is continuing this effort. This demonstrates that the Company and GQM LLC are committed to environmental stewardship and good housekeeping in our operations.

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

The Center for Biological Diversity Petition to List the Mohave Shoulderband Snail as an Endangered Species

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

Upon review, the USFWS concluded that there was no imminent threat to the snail that would cause them to believe an emergency listing was required. The USFWS is instead processing the Petition according to its standard timeline. A public comment period on the petition commenced on April 10, 2015 for a period of 60 days. On September 9, 2015, the USFWS and the CBD entered into a Stipulated Settlement Agreement that established a 12 Month Finding date of April 11, 2016.

In November 2015, the Company, the USFWS, and the CBD entered into a Memorandum of Understanding (the “November 2015 Memorandum of Understanding”) under which the USFWS and the CBD agreed to defer the 12 Month Finding date to June 30, 2017, and the Company agreed not to disturb until June 30, 2017 certain points on Soledad Mountain where snails or snail shells had been identified. The Company, the USFWS, and the CBD have jointly selected a third party environmental consultant that will conduct surveys to better understand the snail’s range and distribution on Soledad Mountain before the USFWS prepares its 12 Month Finding. Surveying has commenced and is anticipated to conclude during the first quarter of 2017.

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

Item 4. Mine Safety Disclosures

Information pertaining to mine safety matters is reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act in Exhibit 95.1 attached to this Form 10-K.

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

Year ended December 31		High	Low
2016	Fourth Quarter	$1.16	$0.70
	Third Quarter	$1.90	$1.11
	Second Quarter	$1.98	$1.19
	First Quarter	$2.00	$0.76
2015	Fourth Quarter	$1.07	$0.67
	Third Quarter	$1.12	$0.65
	Second Quarter	$1.18	$0.75
	First Quarter	$1.68	$1.03

Exchange Rates

The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in Canadian dollars. Such rates are the number of Canadian dollars per one (1) U.S. dollar quoted by the Bank of Canada. The high and low exchange rates for each month during the previous six months were as follows:

	High	Low
February 2017	$0.7690	$0.7548
January 2017	$0.7675	$0.7442
December 2016	$0.7622	$0.7377
November 2016	$0.7498	$0.7363
October 2016	$0.7631	$0.7461
September 2016	$0.7786	$0.7548

Exchange rate information (from U.S.$ to Canadian $), based on the closing rates, as at each of the years ended December 31, 2015 and 2016 is set out in the table below:

	Year Ended December 31
	2015	2016
Rate at end of Period	$1.3840	$1.3427
Low	$1.1728	$1.2544
High	$1.3990	$1.4589

As of March 15, 2017, there were 213 registered holders of record of the Company’s common shares and an undetermined number of beneficial holders.

The high and low sales prices of the common stock as traded on the OTCQX for the calendar periods indicated are set out in the table below. All prices are reported in U.S. dollars.

Year ended December 31		High	Low
2016	Fourth Quarter	$0.89	$0.52
	Third Quarter	$1.47	$0.84
	Second Quarter	$1.54	$0.94
	First Quarter	$1.56	$0.53
2015	Fourth Quarter	$0.85	$0.51
	Third Quarter	$0.88	$0.49
	Second Quarter	$0.99	$0.61
	First Quarter	$1.38	$0.85

Dividends

The Company has not declared dividends on its common shares since inception.

Securities Authorized for Issuance Under Compensation Plans

The following table sets forth information as at December 31, 2016 respecting the compensation plans under which shares of the Company’s common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,555,000	$0.85	5,645,000
Total	1,555,000	$0.85	5,645,000

Performance Graph

The performance graph below shows the Company’s cumulative total return based on an initial investment of $100 in GQM common stock, as compared with the S&P/TSX Global Gold Index. The chart shows performance marks as of the last trading day during each of the last five years ended December 31.

	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016
Company	100	37	46	31	36
S&P/TSX Global Gold Index (TITTGD)	100	52	48	43	64

Purchases of Equity Securities by the Company and Affiliated Purchasers

A director of the Company purchased 17,000 common shares of the Company in the year ended December 31, 2016.

Item 6. Selected Financial Data (in thousands of US dollars, except per share)

The following table summarizes certain selected consolidated financial data of the Company and should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation and the consolidated financial statements and notes thereto (for the applicable period) appearing elsewhere in this report.

Results for the five most recent years are set out in the table below.

	Years ended December 31,
	2016	2015	2014 (Restated)	2013	2012
Revenues	$27,193	$-	$-	$-	$-
Net and comprehensive (loss) income	$(9,692)	$(7,236)	$(9,872)	$1,978	$(1,271)
Net and comprehensive loss attributable to Golden Queen Mining Co Ltd.	$(7,429)	$(5,461)	$(8,469)	$1,978	$(1,271)
Basic loss per share	$(0.07)	$(0.05)	$(0.09)	$0.02	$(0.01)
Diluted loss per share	$(0.07)	$(0.05)	$(0.09)	$(0.01)	$(0.01)

	As at December 31,
	2016	2015	2014 (Restated)	2013	2012
Cash	$13,301	$37,587	$91,408	$5,031	$4,031
Total assets	$159,706	$169,444	$129,517	$15,792	$6,567
Total long term liabilities	$50,129	$27,331	$14,236	$8,029	$3,998
Redeemable portion of NCI	$26,219	$27,124	$22,834	$-	$-
Stockholders' equity, attributable to common shareholders	$27,384	$26,582	$31,733	$6,241	$2,414
Non-controlling interest	$39,327	$40,686	$34,250	$-	$-

For more information of the assets and liabilities specific to GQM LLC, the variable interest entity, see Joint Venture transaction below.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results and financial condition of the Company should be read in conjunction with the audited, consolidated financial statements of the Company for the year ended December 31, 2016 and the notes thereto (the “Consolidated Financial Statements”). Additionally, please note that the operating results and financial conditions described below include the amounts attributable to the non-controlling interest.

The information in this Management Discussion and Analysis of Financial Condition and Results of Operation is prepared in accordance with U.S. generally accepted accounting principles and all amounts herein are in U.S. dollars unless otherwise noted.

Overview and Strategy

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

Project plans for 2017 feature an increase in the stripping ratio as well as an increase in the average grade of the ore mined when compared to 2016. Total mining is expected to be in the range of 19-20 million tons of material. Mining is planned for two existing areas, the Northwest Pit and the Main Pit, Phase-1. Mining will also occur in the newly developed East Pit, with ore expected in the late third quarter of 2017.

In the Process area, pad-loading tonnage and average grade are expected to increase. Taking advantage of the good porosity of the heap, flow to the Merrill-Crowe plant will be at capacity. Gold production is anticipated to increase throughout the year.

Approximately $20 million of capital expenditures are planned during 2017. In the mine, a hydraulic front shovel and two additional 100-ton haul trucks are on order. The second phase of the leach pad will also be built and will be put into operation during the year.

Commissioning of the Facilities and Commencement of Production

Commissioning of the crushing-screening plant commenced in the fourth quarter of 2015 as scheduled. Leaching of the agglomerated ore was initiated in early February 2016 and the commissioning of the Merrill-Crowe facility was completed mid-February 2016. The first gold and silver doré was poured, as part of the testing and commissioning process, on March 1, 2016 and commissioning continued until production commenced on April 1, 2016.

In accordance with US GAAP, the Company started recognizing revenues and cost of sales related to the sale of metals in the second quarter of 2016.

2016 Highlights

•	The inaugural gold pour took place on March 1, 2016
•	A total of 8.9 million tons of ore and waste were mined in 2016, including 2.6 million tons of ore (waste to ore strip ratio of 2.4:1)
•	The plant processed a total of 2.7 million tons of ore at an average gold grade of 0.014 ounces per ton and an average silver grade of 0.33 ounces per ton
•	2016 production totaled 19,030 ounces of gold and 194,792 ounces of silver
•	Commercial production was declared in December 2016

•	Revenues of $27.2 million
•	Total Cash cost net of by-product credits of $1,067 per ounce sold

Results of Operations

		Q4 2016	Q3 2016	Q2 2016	Q1 2016	Total 2016
Mining (1)
Ore mined	k ton	819	808	660	291	2,578
Ore mined	k tonnes	743	733	599	264	2,339
Waste mined	k ton	2,389	1,773	1,164	956	6,282
Waste mined	k tonnes	2,167	1,609	1,082	841	5,699
Total mined	k ton	3,208	2,581	1,853	1,218	8,860
Total mined	k tonnes	2,910	2,342	1,681	1,105	8,038
Strip ratio	waste:ore	2.9	2.2	1.8	3.3	2.4
Processing (1)
Ore processed	k ton	895	763	646	362	2,666
Ore processed	k tonnes	812	692	586	328	2,418
Average ore processed gold grade	ozpt	0.015	0.016	0.013	0.008	0.014
Average ore processed gold grade	gpt	0.498	0.536	0.460	0.274	0.467
Average ore processed silver grade	ozpt	0.298	0.362	0.404	0.292	0.332
Average ore process silver grade	gpt	10.232	12.410	13.850	10.011	11.377
Gold loaded on pad	contained oz	13,078	11,928	8,636	2,982	36,624
Silver loaded on pad	contained oz	266,808	276,043	261,021	82,792	886,664
Average ore processing throughput	ton per day	10,161	8,479	8,852	3,973	7,410
Average ore processing throughput	tonne per day	9,218	7,692	8,030	3,604	6,722
Gold produced	oz	7,779	7,975	2,830	447	19,030
Silver produced	oz	69,606	87,849	33,335	4,002	194,792
Financial (1)
Revenue		$10,278	13,451	3,464	-	27,193
(Loss) income from mine operations		$(2,013)	2,085	(1,965)	-	(1,893)
General and administrative expenses		$(1,135)	(657)	(989)	(1,527)	(4,308)
Total other income (expenses)		$2,714	2,162	(614)	(7,753)	(3,491)
Net and comprehensive (loss) income for the year		$(434)	3,590	(3,568)	(9,280)	(9,692)
Net and comprehensive (loss) income attributable to Golden Queen Mining Co Ltd.		$868	2,737	(2,109)	(8,925)	(7,429)
Average realized gold price(2)	$/oz	1,174	1,329	1,276	-	1,250
Average realized silver price(2)	$/oz	16.60	19.22	16.78	-	17.88
Total cash costs - net of by product credits(2)	$/Auoz	1,095	905	1,571	-	1,067
All-in sustaining costs - net of by product credits(2)	$/Auoz	1,482	1,045	1,884	-	1,330

(1)	For accounting purposes, the transition to the production phase commenced on April 1, 2016. As such, comparative figures for certain measures or data are not available or are not meaningful.
(2)	Total cash costs, all-in sustaining costs, and average realized gold and silver prices are financial performance measures with no standard meaning under General Accounting Accepted Principles in the US (“USGAAP”). Refer to “Non-GAAP Financial Performance Measures” for further information. As transition to the production phase commenced April 1, 2016, year-to-date amounts for these measures only include data starting April 1, 2016.

Operations in the mine started in early 2015 to supply material for the cover layer of the Phase-1 leach pad. Ore was stockpiled and pad-loading commenced in December of 2015. Leaching started in February of 2016 and the first gold doré was poured in March. Mine and pad-loading production increased during the year. Continuous 24-hour, 7-day per week operations started in June. Leach pad operations were characterized by good porosity and high flow rates. Merrill-Crowe plant performance was in line with expectations for gold and silver precipitation.

	Tons	AuEq opt
Starting Reserves	51,053,000	0.023
Reserves Mined in 2015	279,000	0.010
Reserves Mined in 2016	2,575,000	0.017
Reserves at end of December 2016	48,199,000	0.023

Note: grade is AuEq oz./ton

Financial Results

The following are the results of operations for the year ended December 31, 2016.

The Company had revenue from operations for the year ended December 31, 2016 in the amount of $27.2 million from the sales of 18,837 ounces of gold and 193,202 ounces of silver. The Company did not have revenues in 2015 as production only started during the second quarter of 2016.

The Company incurred $21.6 million in costs of sales, excluding depreciation and depletion. The Company did not have cost of sales in 2015 as production only started during the second quarter of 2016. Costs of sales include mining, processing, maintenance and site support costs. Also, included in the costs of sales are refining and transportation costs, royalties and personal property taxes.

The Company recorded an attributable net and comprehensive loss of $7.4 million ($0.07 loss per basic share) during the year ended December 31, 2016 as compared to an attributable net and comprehensive loss of $5.5 million ($0.05 loss per basic share) during the year ended December 31, 2015. Loss from operations during the year ended December 31, 2016 was mainly related to $27.2 million in revenues net of $21.6 million in cost of sales, a $7.5 million expense in depletion, depreciation and amortization, $4.3 million in general and administrative expenses and $5.5 million in interest expense.

The Company incurred general and administrative expenses of $4.3 million during the year ended December 31, 2016 (2015 – $4.6 million 2014 - $5.0 million). This represents a $0.3 million decrease when compared with 2015.

The following significant general and administrative expenses were incurred during the year with a comparison to expenses in 2015 and 2014:

•	$0.6 million (2015 - $0.9 million; 2014 - $1.3 million) in legal fees. The legal fees for the fiscal year ended 2016 were lower than in fiscal year 2015 and 2014. Fees incurred in 2015 included one-time legal fees related to the complaint on alleged short-swing trading profits. The 2014 legal fees included fees incurred in connection with the JV Transaction.

•	$0.7 million (2015 - $0.4 million; 2014 - $0.6 million) for accounting, taxation and auditing fees during the year. The accounting fees for the fiscal year ended December 31, 2016 were higher than in fiscal year 2015 due to the increased level of activity on site and the Company’s transition from a development stage company to a producer. The 2016 fees also included expenses related to the July 2016 equity financing.

•	$Nil (2015 - $0.2 million; 2014 - $0.2 million) for consulting fees. Consulting fees in 2015 and 2014 were salary payments for the Company’s former President.

The Company experienced a net foreign exchange gain of $0.2 million for the year ended December 31, 2016, as compared to a net foreign exchange gain of $0.8 million for the year ending 2015. The net foreign exchange gain is made up by realized and unrealized gains and losses related to the Company’s expenditures and the Canadian balances of cash and accounts payable denominated in Canadian dollars while the Company’s functional currency is the US dollar. The exchange rate, stated in Canadian dollars per one US dollar, moved from $1.38 as of December 31, 2015, to $1.34 on December 31, 2016.

For the year ended December 31, 2016, the Company incurred a total interest expense of $5.5 million related to its various loans as compared to a total interest expense of $4.5 million for the year ending 2015. The increase was mainly due to the amortization of the discounts and the interest payable related to the June 2015 Loan and the November 2016 Loan. Please refer to the Transaction with Related Parties section for a complete breakdown of the interest expenses as there was a portion of the interest capitalized to mineral property interests.

The amount of the Company’s derivative liability includes the warrants issued in conjunction with the June 2015 Loan, the July 2016 equity financing and the November 2016 Loan. The Company recorded a decrease in the derivative liability of $1.8 million as a result of a decrease in the Company’s share price during the year ended 2016 as compared to a decrease of $3.3 million for fiscal 2015. These derivative liability changes are a non-cash item and were recorded in accordance with accounting pronouncement ASC 850-40-15. Refer to Notes 10 (iii) and 11 of the audited consolidated annual financial statements for a detailed analysis of the changes in fair value of the derivative liability.

Summary of Quarterly Results (in thousands of US dollars, except per share)

Results for the eight most recent quarters are set out in the table below:

	Results for the quarter ended on:
	31-Dec-16	30-Sep-16	30-Jun-16	31-Mar-16
Revenue	$10,278	$13,451	$3,464	$	Nil
Net and comprehensive (loss) income	$(434)	$3,590	$(3,568)		$(9,280)
Net and comprehensive income (loss) attributable to Golden Queen Mining Co Ltd.	$868	2,738	(2,109)		(8,926)
Basic net income (loss) per share	$0.01	$0.03	$(0.02)		$(0.09)
Diluted net income (loss) per share	$0.01	$0.03	$(0.02)		$(0.09)

	Results for the quarter ended on:
	31-Dec-15		30-Sep-15		30-Jun-15		31-Mar-15
Revenue	$	Nil	$	Nil	$	Nil	$	Nil
Net and comprehensive (loss)		(1,217)		$(2,203)		$(2,092)		$(1,723)
Net and comprehensive loss attributable to Golden Queen Mining Co Ltd.		$(722)		(1,924)		(1,379)		(1,436)
Basic net (loss) per share		$(0.01)		$(0.02)		$(0.01)		$(0.01)
Diluted net (loss) per share		$(0.01)		$(0.02)		$(0.01)		$(0.01)

Although the Company generated revenues starting in the second quarter of 2016, for the quarters illustrated in the above table, the main reasons for the significant fluctuations in net (loss) income between periods are the fluctuations in the Company’s derivative liabilities from warrants and interest expense. The Company’s derivative liabilities are a function of the Company’s stock price as compared to the instruments’ strike price and the exchange rate between the Canadian dollar and the US dollar. As the stock price rises, the derivative liabilities increase resulting in the Company recognizing losses. When the stock price decreases, the Company recognizes gains.

For fiscal 2015, the Company experienced a loss related to its derivative liabilities in the amount of $0.1 million (2014 – Loss of $5.7 million) in the first quarter whereas it recorded a gain of $2.6 million (2014 – Gain of $1.6 million) during the second quarter. The second quarter gain was however off-set by higher interest expense and a one-time financing fee of $1.5 million paid in connection with the June 2015 Loan. In the third quarter of 2015, the Company experienced a loss of $0.6 million (2014 – Gain of $2.8 million) related to the derivative liabilities. Adding to the losses for the three months ended September 30, 2015 were the interest expense and amortization of the discount on the June 2015 Loan and the convertible debenture and the interest expense related to the Komatsu loans. In the fourth quarter of 2015, the Company experienced a gain of $1.5 million (2014 – Gain of $2.3 million) related to the derivative liabilities. This gain was partially off-set by interest expense and amortization of the discount on the June 2015 Loan and the interest expense related to the Komatsu loans.

The Center for Biological Diversity Petition to List the Mohave Shoulderband Snail as an Endangered Species

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

Upon review, the USFWS concluded that there was no imminent threat to the snail that would cause them to believe an emergency listing was required.  The USFWS is instead processing the Petition according to its standard timeline.  A public comment period on the petition commenced on April 10, 2015 for a period of 60 days.  On September 9, 2015, the USFWS and the CBD entered into a Stipulated Settlement Agreement that established a 12 Month Finding date of April 11, 2016.

In November 2015, the Company, the USFWS, and the CBD entered into the November 2015 Memorandum of Understanding under which the USFWS and the CBD agreed to defer the 12 Month Finding date to June 30, 2017, and the Company agreed not to disturb until June 30, 2017 certain points on Soledad Mountain where snails or snail shells had been identified.  The Company, the USFWS, and the CBD have jointly selected a third party environmental consultant that will conduct surveys to better understand the snail’s range and distribution on Soledad Mountain before the USFWS prepares its 12 Month Finding.  Surveying has commenced and is anticipated to conclude during the first quarter of 2017.

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

Reclamation Financial Assurance and Asset Retirement Obligation

Reclamation Financial Assurance

The Company is required to provide the Bureau of Land Management, the State Office of Mine Reclamation and Kern County with a revised reclamation cost estimate annually.  The financial assurance is adjusted once the cost estimate is approved.  The Company’s provision for reclamation of the property is estimated each year by an independent consulting engineer. This estimate, once approved by state and county authorities, forms the basis for a cash deposit of reclamation financial assurance. The reclamation assurance provided as at December 31, 2016 was $1.5 million (December 31, 2015 - $0.6 million).

The Company is also required to provide financial assurance with the Lahontan Regional Water Quality Control Board (the “Regional Board”) for closure and reclamation costs related to the lined impoundments, which are defined as the Stage 1 heap leach pad, the overflow pond, and the solution collection channel. The reclamation financial assurance estimate for as of December 31, 2016, is $1.2 million (December 31, 2015 - $Nil).

In addition to the above, the Company is required to obtain and maintain financial assurance for initiating and completing corrective action and remediation of a reasonably foreseeable release from the Project’s waste management units as required by the Regional Board. The reclamation financial assurance estimate for as of December 31, 2016, is $0.3 million (December 31, 2015 - $0.3 million).

The Company entered into $3.0 million in surety bond agreements in order to release its reclamation deposits and posted a portion of the financial assurance due in 2016. The Company pays a yearly premium of $0.1 million. Golden Queen Mining Co. Ltd. has provided a corporate guaranty on the surety bonds. See Note 13 of audited consolidated annual financial statements for further details.

Asset Retirement Obligation

The total asset retirement obligation as of December 31, 2016, was $1.4 million (December 31, 2015 - $1.0 million).

The Company estimated its asset retirement obligations based on the requirements to reclaim and remediate its property based on its activities to date. As at December 31, 2016, the Company estimates the cash outflow related to these reclamation activities will commence to be incurred in 2028. Reclamation provisions are measured at the expected value of future cash flows discounted to their present value using a discount rate based on a credit adjusted risk-free interest rate of 9.2% and an inflation rate of 2.27%.

Commitments and Contractual Obligations

Royalties

The Company has acquired a number of mineral properties outright. It has acquired exclusive rights to explore, develop and mine other portions of the Project under various mining lease agreements with landowners. Royalty amount due to each landholder over the life of the Project varies with each property.

Finder’s Fee

The Company has agreed to issue 100,000 common shares as a finder’s fee in connection with certain property acquisitions upon commencement of commercial production of the Project. On December 19, 2016, the Company declared commercial production and recorded a provision of $0.05 million as finder fee. Shares were issued on January 17, 2017.

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

Corporate Guaranties

The Company has provided corporate guaranties for two of GQM LLC’s mining drill loans (Refer to Note 16 of the audited consolidated annual financial statements). The Company has also provided corporate a guaranty for GQM LLC’s surety bonds (Refer to Note 9 of the audited consolidated annual financial statements).

Contractual Obligations

GQM LLC’s contractual obligations as of December 31, 2016, are shown in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Committed Sustaining Capital	$5,818	$5,818	$-	$-	$-
Debt obligations (mostly mobile mining equipment financing)	$15,150	$5,656	$9,418	$76	$-
Asset retirement obligations (Undiscounted)	$2,950	$-	$-	$-	$2,950
Total	$23,918	$11,474	$9,418	$76	$2,950

GQM LTD’s contractual obligations as of December 31, 2016, are shown in the table below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest payable - Nov 2016 Clay Loan	$5,368	$2,177	$3,191	$-	$-
2016 November Clay Loan (Face value)	$31,000	$-	$31,000	$-	$-
Total	$36,368	$2,177	$34,191	$-	$-

Interest expenses on the November 2016 Clay loan that are due during 2017 can be added to the loan principal balance rather than paid in cash, at the Company’s option.

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

On September 18, 2013, the Company granted 300,000 options to Ms. Andrée St-Germain, the Company’s Chief Financial Officer. The options are exercisable at a price of $1.26 for a period of five years from the date of grant and vest over a period of 12 months with 100,000 vesting on the date of grant, 100,000 vesting in 6 and 12 months respectively. The Company also granted 150,000 stock options to the Company’s independent directors on September 4, 2013. The options are exercisable at a price of $1.59 for a period of five years from the date of grant and vest immediately.

The Company granted the aggregate amount of 430,000 options on September 8, 2015 to the Company’s directors. The options are exercisable at a price of $0.58 for a period of five years from the date of grant and vest immediately. At the same time, the Company granted 140,000 options to Ms. Andrée St-Germain at an exercise price of $0.58. The amount of 46,666 options vest immediately, 46,667 options vest 12 months from the grant date, and a further 46,667 options vest 24 months from the grant date. The Company recorded stock-based compensation of $0.2 million during the year ended December 31, 2015 related to the issuance of the stock options.

On November 30, 2016, the Company granted the aggregate amount of 485,000 options to Company’s directors, officers and employees. The options are exercisable at a price of $0.66 for a period of five years from the date of grant and 161,667 options vest on November 30, 2017, 161,667 options vest on November 30, 2018 and 161,668 on November 30, 2019. The Company recorded stock-based compensation of $0.02 million during the year ended December 31, 2016 related to the issuance of the stock options.

A total of 1,555,000 (1,023,334 exercisable) (December 31, 2015 – 1,070,000 outstanding and 976,667 exercisable) common shares were issuable pursuant to such stock options as at December 31, 2016.

Transactions with Related Parties

Management Agreement

The Company hired current board member, Thomas M. Clay, to take over the position of Chief Executive Officer with a yearly salary of $100,000. No consulting agreement or management agreement has been signed at this time.

Notes Payable

On January 1, 2014, the Company entered into an agreement to secure a $10.0 million loan (the “January 2014 Loan”) provided by members of the Clay family, who are shareholders of the Company, with twelve-month term and an annual interest rate of 5%, payable on the maturity date. Because the January 2014 Loan remained outstanding for more than 183 days, an additional 5% charge was applicable. $7.5 million of principal balance of the loan, $0.4 million of accrued interest, and an additional charge of $0.4 million were paid on December 31, 2014.

The $2.5 million remaining balance of the loan, accrued interest of $0.1 million and an additional charge of $0.1 million, were paid on January 5, 2015.

On December 31, 2014, the Company also entered into a new loan (the “December 2014 Loan”) with the same parties for $12.5 million, due on demand on July 1, 2015 and bore an annual interest rate of 10%. The loan was guaranteed by GQM Holdings, and secured by a pledge of the Company's interests in GQM Canada, GQM Canada’s interest in GQM Holdings and GQM Holdings' 50% interest in GQM LLC.

The Company also incurred a financing fee to secure the loan in the amount of $1.0 million, of which, $0.8 million was paid on December 31, 2014 and the remaining $0.3 million was paid on January 5, 2015.

On June 8, 2015, the Company amended the December 2014 Loan to extend the maturity to December 8, 2016 and increased the principal amount from $12.5 million to $37.5 million (the “June 2015 Loan”). The Company also issued to the lenders 10,000,000 common share purchase warrants exercisable for a period of five years expiring June 8, 2020. The common share purchase warrants have an exercise price of $0.95. All other terms remained the same as the December 2014 Loan. The Company also incurred financing fees to secure the loan in the amount of $1.5 million. The Company agreed to pay the legal fees incurred by the lenders relating to this debt instrument which amounted to $0.04 million. The total legal fees were expensed as the transaction met the definition of a debt extinguishment.

On November 18, 2016, the Company repaid $12.2 million of the June 2015 Loan and accrued interest with cash on hand and the net proceeds of $10.1 million from an equity financing. The Company restructured the remaining debt with a new loan with a principal amount of $31.0 million (the “November 2016 Loan”). The new loan has a thirty-month term and an annual interest rate of 8%, payable on a quarterly basis commencing during the first quarter of 2017. Quarterly principal payments of $2.5 million commence during the first quarter of 2018, with and payment of the remaining balance at the maturity date. The first four quarterly interest payments under the November 2016 Loan can be added to the loan principal balance rather than paid in cash, at the Company’s option.

In connection with the new loan the Company issued 8,000,000 common share purchase warrants exercisable for a period of five years expiring November 21, 2021. The common share purchase warrants have an exercise price of $0.85. The Company also incurred a financing fee to secure the loan in the amount of $0.9 million, all of which was paid on November 18, 2016.

The table below summarizes the activity on the notes payable:

	December 31, 2016	December 31, 2015	December 31, 2014
Balance, beginning of the year	$36,053	$13,881	$-
Interest payable transferred to principal balance	2,977	1,182	-
Accretion of discount on loans	1,996	1,374	-
Capitalized financing fee and legal fees	(930)	-	(1,119)
Reduction of debt upon isssuance of warrants	(3,090)	-	-
Repayment of loans and interest	(10,659)	(2,500)	(7,500)
Fair value at inception, notes payable	-	33,497	22,500
Unamortized expenses	-	967	-
Loss on extinguishment of debt	-	152	-
Extinguishment of debt	-	(12,500)	-
Balance, end of the year	$26,347	$36,053	$13,881

Share Purchase Warrants

On June 8, 2015, the Company issued 10,000,000 share purchase warrants to the Clay family in connection with the June 2015 Loan. The share purchase warrants are exercisable until June 8, 2020 at an exercise price of $0.95. Included in the June 2015 Loan agreement was an anti-dilution provision. If the Company were to complete a financing at a share price lower than the exercise price of the share purchase warrants, the exercise price of the share purchase warrants would be adjusted to match the price at which the financing was completed.

On November 18, 2016, the Company issued 8,000,000 share purchase warrants to the Clay family in connection with the November 2016 Loan. The share purchase warrants are exercisable until November 18, 2021 at an exercise price of $0.85. Included in the November 2016 Loan agreement was an anti-dilution provision. If the Company were to complete a financing at a share price lower than the exercise price of the share purchase warrants, the exercise price of the share purchase warrants would be adjusted to match the price at which the financing was completed.

The share purchase warrants meet the definition of a derivative liability instrument as the exercise price is not a fixed price as described above. Therefore, the settlement feature does not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15.

The fair value of the derivative liabilities related to the share purchase warrants as at December 31, 2016 is $5.5 million (December 31, 2015 - $2.5 million). The derivative liabilities were calculated using the binomial and the Black-Scholes pricing valuation models with the following assumptions:

Warrants related to June 2015 Loan	2016	2015
Risk-free interest rate	0.84%.	0.73%
Expected life of derivative liability	3.44 years	4.44 years
Expected volatility	78.79%	72.29%
Dividend rate	0.00%	0.00%

Warrants related to November 2016 Loan	2016	2015
Risk-free interest rate	1.11%	-
Expected life of derivative liability	4.89 year	-
Expected volatility	77.21%	-
Dividend rate	0.00%	-

The change in the derivative share purchase warrants is as follows:

	December 31, 2016	December 31, 2015
Balance, beginning of the year	$2,498	$-
Fair value at inception	3,090	4,002
Change in fair value	(130)	(1,504)
Balance, end of the year	$5,458	$2,498

Amortization of Discounts and Interest Expense

The following table summarizes the amortization of discounts and interest on loans and convertible debentures:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Accretion of the June 2015 Loan discount	$1,785	$1,374	$-
Interest expense related to the June 2015 Loan	3,599	2,151	-
Accretion of the Nov 2016 Loan discount	210	-	-
Interest expense related to the Nov 2016 Loan	296	-	-
*Interest expense related to Komatsu financial loans	603	282	3
Interest expense related to the convertible debentures	-	95	181
Amortization of the convertible debentures	-	1,853	-
Interest expense related to the January 2014 Loan	-	-	1,000
Interest expense related to the December 2014 Loan	-	548	-
Interest on Gauss advance	-	-	210
Accretion of debt discount on the convertible debentures	-	-	2,511
Accretion of the december 2014 loan financing fees	-	967	-
Accretion of discount and interest on loan and convertible debentures	$6,493	$7,270	$3,905

The Company’s loans were contracted to fund significant development costs. The Company capitalizes a portion of the interest expense as it related to funds borrowed to complete development activities at the Project site.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Accretion of discounts and interest on loan, advance and convertible debenture*	$6,493	$7,270	$3,905
Less: Interest costs capitalized**	(1,005)	(2,763)	(2,412)
Interest expense	$5,488	$4,507	$1,493

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

The Company has presented Gauss’ ownership in GQM LLC as a non-controlling interest amount on the balance sheet within the equity section. However, there are terms in the agreement that provides for the exit from the investment in GQM LLC for an initial member whose interest in GQM LLC becomes less than 20%.

If a member becomes less than a 20% interest holder, its remaining unit interest will (ultimately) be terminated through one of three events at the non-diluted member’s option:

a.	Through conversion to a net smelter royalty (“NSR”);
b.	Through a buy-out (at fair value) by the non-diluted member; or
c.	Through a sale process by which the diluted member’s interest is sold

The net assets of GQM LLC as of December 31, 2016, and December 31, 2015 are as follows:

	December 31, 2016	December 31, 2015
Assets, GQM LLC	$151,802	$158,210
Liabilities, GQM LLC	(20,710)	(22,591)
Net assets, GQM LLC	$131,092	$135,619

Included in the assets above, is $11.1 million (December 31, 2015 - $31.5 million) in cash held as at December 31, 2016. The cash in GQM LLC is directed specifically to fund capital expenditures required to continue with production and settle GQM LLC’s obligations. The liabilities of GQM LLC do not have recourse to the general credit of the primary beneficiary except in two situations: two mining drill loans and $3.0 million in surety bond agreements (Refer to Note 9 and Note 16 of the audited consolidated annual financial statements).

Non-Controlling Interest

The carrying value of the non-controlling interest is adjusted for net income and loss, distributions and contributions pursuant to ASC 810-10 based on the same percentage allocation used to calculate the initial book value of temporary equity

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Net and comprehensive loss in GQM LLC	$(4,526)	$(3,550)	$(2,805)
Non-controlling interest percentage	50%	50%	50%
Net and comprehensive loss attributable to non-controlling interest	$(2,263)	$(1,775)	$(1,403)
Net and comprehensive loss attributable to permanent non-controlling interest	$(1,359)	$(1,065)	$(842)
Net and comprehensive loss attributable to temporary non-controlling interest	$(904)	$(710)	$(561)

	Permanent Non-	Temporary Non-
	Controlling Interest	Controlling Interest
Carrying value of non-controlling interest, December 31, 2015	$40,686	$27,124
Net and comprehensive loss for the year	(1,359)	(904)
Carrying value of non-controlling interest, December 31, 2016	$39,327	$26,220

Dilution of Interest in Subsidiary

As a result of the Joint Venture Transaction, the Company’s interest in GQM LLC was diluted from 100% to 50% and ordinarily, the Company would recognize gain on dilution with the book value of the investment in GQM LLC increasing as well. However, since the transaction was with a related party and the Company retained control, the excess has not been recognized in net income but rather has been recorded in equity as an increase to APIC based on guidance provided in ASC 810-10-55-4D and -4E.

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

Standby Commitment

In 2014, Golden Queen also entered into a backstop guarantee agreement with Gauss (the “Backstop Agreement”) whereby, if the Company conducts a rights offering, Gauss has agreed to purchase, upon the terms set forth in the Backstop Agreement, any common shares which have not been acquired pursuant to the exercise of rights under the Rights Offering at a purchase price to be determined but not to exceed $1.10 per common share, up to a maximum amount of $45 million in the aggregate. In consideration for entering into the Backstop Agreement, on closing of the Joint Venture, the Company paid Leucadia and Auvergne a standby guarantee fee of $2.5 million, of which $0.7 million was paid to Auvergne.

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

The three levels of the fair value hierarchy are as follows:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party	$5,458	$-	$5,458	$-
Share purchase warrants	972	-	972	-
	$6,430	$-	$6,430	$-

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party	$2,498	$-	$2,498	$-

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

The following table shows figures attributable to the Company only as of December 31, 2016:

	GQM LLC 100%	GQM LLC 50% Attributable to LTD	LTD on a Non- Consolidated Basis *	LTD Attributable
		(1)	(2)	(1) + (2)
Cash	$11,138	$5,569	$2,162	$7,731
Short Term Debt	$5,656	$2,828	$0	$2,828
Long Term Debt	$9,494	$4,747	$26,347	$31,094
Working Capital / (Deficit)	$12,773	$6,386	$(4,567)	$1,819

* Includes GQM Holdings

Figures shown for the year ended December 31, 2016:

	GQM LLC 100%	GQM LLC 50% Attributable to LTD	LTD on a Non- Consolidated Basis *	LTD Attributable
		(1)	(2)	(1) + (2)
Revenue	$27,193	$13,596	$0	$13,596
Cost of sales including depreciation and depletion	$(28,650)	$(14,325)	$(294)	$(14,619)
Accretion expense	$(143)	$(71)	$0	$(71)
G&A Expenses	$(2,591)	$(1,295)	$(1,901)	$(3,197)
Share based payments	$0	$0	$(24)	$(24)
Foreign exchange gain (loss)	$0	$0	$208	$209
(Increase) / Decrease in fair value of derivative liability	$(18)	$(9)	$1,859	$1,850
Interest Expense	$(430)	$(215)	$5,058)	$(5,273)
Interest Income	$113	$57	$44	$100
Others	$0	$0	$0	$0
Net Loss	$(4,526)	$(2,263)	$(5,166)	$(7,429)

* Includes GQM Holdings

As the Company has 50% interest in GQM LLC.

Liquidity and Capital Resources

The Company has generated $27.2 million in revenues from operations since inception and as at December 31, 2016 had an accumulated deficit of $87.3 million and a working capital surplus of $8.2 million. Cash used in operations for the year ended December 31, 2016 was $5.2 million.

On November 18, 2016, the Company repaid $12.2 million of the June 2015 Loan and accrued interest with cash on hand and the net proceeds of $10.1 million from an equity financing. The Company restructured the remaining debt with a new loan with a principal amount of $31.0 million. The new loan has a thirty month term and an annual interest rate of 8%, payable on a quarterly basis commencing first quarter of 2017, a repayment of $2.5 million on a quarterly basis commencing first quarter of 2018 and repayment of balance at maturity date. Interest expenses on the November 2016 Loan can be added to the loan principal balance rather than paid in cash, at the Company’s option.

The Company expects to have sufficient cash on hand to meet its corporate general and administrative expenditures and related obligations for the next twelve months from the date of filing its 2016 consolidated financial statements. However, the Company is required to pay $5.4 million in accrued interest and debt principal repayment on January 1, 2018. The Company will need to receive cash distributions from GQM LLC to service its debt and such distributions are contingent on GQM LLC’s ability to generate positive cash flows. The Company anticipates receiving sufficient distributions from GQM LLC during the fiscal year 2017 to service its debt in early 2018, however such distributions are dependent on a number of factors, including the gold price and the ability of the mine to perform according to the mine plan for 2017.  If the distributions are not sufficient, the Company will need to either raise equity or negotiate with its debt lender a delay in principal and interest repayments.

The Company and GQM Holdings (100%-owned by the Company) held $2.1 million in cash on December 31, 2016 as compared to $6.1 million on December 31, 2015. The decrease in cash is due to general corporate expenditures, $12.2 million partial repayment of the June 2015 Loan, including $5.8 million of accrued interest and $0.9 million transaction fees, as part of the debt restructuring in November 18, 2016, partly off-set by the net proceeds from the July 2016 financing of $10.1 million. It is expected that the cash held by the Company will fund the Company’s corporate expenses until 2018.

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

The Company’s 50%-owned subsidiary, GQM LLC, held $11.1 million in cash as of December 31, 2016, as compared to $31.5 million on December 31, 2015. The decrease in cash is the result of cash is the result of cash spent in project related expenditures and working capital, partially offset by revenues from operations.

The audited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

Cash used in Operating Activities:

Cash used to fund operating activities, including general and administrative expenses such as legal fees, accounting, taxation and auditing fees, insurance expenses, corporate expenses, office expenses and corporate salary was $5.2 million (2015 - $8.2 million) for the year ended December 31, 2016. The decrease in cash used in operating activities in 2016 is mostly due to the operation costs incurred off-set by revenue generated since the Company started production in the second quarter of 2016.

Cash used in Investing Activities:

Cash used in investing activities totaled $11.8 million during the year ended December 31, 2016 (2015 - $69.3 million). The decrease is due to the decreased level of construction activity on site during the year as the Project construction was finalized in early 2016. Main investing activities during 2016 are $5.5 million in construction expenditures, $2.2 million in mining equipment and $2.2 in other property, plant and equipment.

Cash (used in) provided by Financing Activities:

Cash used in financing activities totalled $7.3 million during the year ended December 31, 2016 (2015 - proceeds of $23.7 million). See below a description of the main financing activities used by the Company during the year ended December 31, 2016:

•	Payment of $12.2 million to the June 2015 Loan including accrued interest. See details in Liquidity and Capital Resources section

•	In July 2016, the Company completed a financing for net proceeds of $10.1 million consisting of 11,120,000 units at a price of $1.10 (C$1.45) per unit. Each unit consisted of one common share of the Company and one-half of one common share purchase warrant.

•	During the year ended December 31, 2016, the Company acquired two (2) (2015 –nineteen (19)) pieces of mining equipment from Komatsu and one (1) mining drill with Atlas Copco (2015 one (1)) through financing agreements totaling $1.7 million, (2015- $19.3 million) net of down payments.

•	During the year-ended December 31, 2016 the Company made principal payments of $5.0 million (2015 - $1.9 million) related to the loans payable on the mining equipment and machinery.

Please see Transactions with Related Parties above for more information of the Company’s 2016, 2015 and 2014 loans.

During the 2016 and 2015 fiscal years, no stock options were exercised.

Financing activities during the year ended December 31, 2015 include the June 2015 Loan incremental proceeds of $25 million and Gauss LLC’s $12.5 million capital contribution to GQM LLC. As described below, the $2.5 million remaining balance of the January 2014 Loan and financing fees of $0.3 million on the December 2014 Loan were paid during the first quarter of 2015. The Company also paid financing fees of $1.5 million in conjunction with the June 2015 Loan and retired its convertible debentures on July 26, 2015 for $7.7 million.

The Company issued two convertible debentures for net proceeds of C$10.0 million ($9.7 million) on July 26, 2013.

On January 1, 2014, the Company entered into the $10.0 million January 2014 Loan. The January Loan had a twelve-month term and an annual interest rate of 5%, payable on the maturity date. The Company repaid $7.5 million of the loan on December 31, 2014. The remaining balance of the loan, $2.5 million was repaid on January 5, 2015. Financing fees of $0.3 million on the December 2014 Loan were also paid.

On December 31, 2014, the Company entered into the December 2014 Loan for an amount of $12.5 million. The December Loan matured on July 1, 2015 and bore an annual interest rate of 10% payable at the end of each Quarter.

On June 8, 2015, the Company amended the December 2014 Loan to extend the maturity to December 8, 2016 and increasing the principal amount from $12.5 million to $37.5 million. The Company also issued 10,000,000 common share purchase warrants exercisable for a period of five years expiring June 8, 2020. The common share purchase warrants have an exercise price of $0.95. All other terms remained the same as the December 2014 Loan. The Company also incurred a financing fee to secure the loan in the amount of $1.5 million, all of which was paid on June 8, 2015. The Company agreed to pay the legal fees incurred by the lenders relating to this debt instrument which amounted to $0.04 million. The total legal fees were expensed as the transaction met the definition of a debt extinguishment.

During the 2014 fiscal year, options were exercised by former directors as follows:

•	In May 2014, 300,000 stock options were exercised by a former director and the Company issued 300,000 shares at $0.21 per share for proceeds of $0.06 million.

•	In April 2014, 170,000 stock options were exercised by two former directors and the Company issued 170,000 shares at $0.21 per share for proceeds of $0.03 million.

•	In February 2014, 60,000 stock options were exercised by a former director and the Company issued 60,000 shares at $0.21 per share for proceeds of $0.01 million.

Working Capital:

	LTD on a Non-	LTD on a
	Consolidated	Consolidated
	Basis *	Basis **

Current Assets	$2,324	$24,853
Current Liabilities	$(6,891)	$(16,647)
Working Capital / (Deficit)	$(4,567)	$8,206

* Includes GQM Holdings

** Includes GQM Holdings and GQM LLC

Golden Queen Mining Co. Ltd and Golden Queen Holdings

As at December 31, 2016, Golden Queen Mining Co. Ltd and Golden Queen Holdings, had current assets of $2.3 million (December 31, 2015 - $6.2 million) and current liabilities of $6.9 million (December 31, 2015 - $37.1 million) or working capital deficit of $4.6 million (December 31, 2015 – working capital deficit of $30.9 million). The decrease in current assets from December 31, 2015 is the result of general corporate expenditures such as corporate salary expenses, legal fees, audit fees, financing fees and interest expenses. The decrease in current liabilities is the result of the loan refinancing which occurred in the last quarter of 2016. The new loan is now included in the Company’s long term liabilities as no principal payments are payable in the 12 months following December 31, 2016.

Golden Queen Mining Co. Ltd will use its cash for general corporate expenditures such as accounting fees, legal fees and corporate salary expenses. Interest expenses on the November 2016 Loan due during 2017 can be added to the loan principal balance rather than paid in cash, at the Company’s option.

GQM LLC

As at December 31, 2016, GQM LLC had current assets of $22.7 million (December 31, 2015 - $33.9 million) and current liabilities of $9.9 million (December 31, 2015 - $8.2 million) or working capital surplus of $12.8 million (December 31, 2015 – $25.7 million).

The decrease in current assets from December 31, 2015 is the result of cash spent on project-related expenditures and working capital, partially off-set by the inventory build-up. The slight increase in current liabilities is the result of an increase of accounts payable and an increase of the short-term portion of the mobile equipment loans.

GQM LLC will use its cash on hand for sustaining capital expenditures and for working capital needs.

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

The number of shares issued and outstanding and the fully diluted share position are set out in the table below:

Item	No. of Shares
Shares issued and outstanding on December 31, 2015	99,928,683
Shares issued pursuant to the exercise of stock options	Nil
Shares Issued in Connection with July 2016 Financing	11,120,000
Shares issued and outstanding on December 31, 2016	111,048,683	Exercise Price	Expiry Date
Shares to be issued on exercise of directors and employees stock options	1,555,000	$0.58 to $1.59	06/03/18 to 11/30/21
Shares to be issued on exercise of warrants in conjunction with June 2015 Clay loan	10,000,000	$0.95	6/8/2020
Shares to be issued as a finder’s fee (due upon commercial production) [1]	100,000	Not Applicable	Not Applicable
Shares to be issued on exercise of warrants in conjunction with July 2016 financing	5,560,000	C$2.00	7/25/2019
Shares to be issued on exercise of warrants in conjunction with July 2016 financing broker warrants (non-tradable)	757,700	C$2.00	7/25/2019
Shares to be issued on exercise of warrants in conjunction with Nov 2016 Clay loan	8,000,000	$0.85	11/18/2021
Fully diluted on December 31, 2016	137,021,383
Fully diluted on March 15, 2017	137,021,383

The company has an unlimited authorized share capital

1) Shares issued in January 2017 as commercial production was declared in December 2016.

Subsequent Events

Subsequent to December 31, 2016, GQM LLC acquired a crawler dozer valued at $0.6 million and two rigid haul trucks valued at $1.5 million each.

On January 1, 2017, the Company was to make the quarterly interest payment on the November 2016 Loan. In accordance with the terms of the November 2016 Loan agreement, the Company chose to exercise its right to add the interest owed on January 1, 2017 to the principal balance of the November 2016 loan. The principal balance of the loan was accordingly increased by $0.3 million.

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

The table below shows a reconciliation of total cash costs per gold ounce and cash costs per gold ounce on a by-product basis:

	Q4 2016	Q3 2016	Q2 2016	April 1 to Dec 31, 2016
Total Cash Costs

Cost of Sales - Direct mining costs	$8,895,464	$9,110,596	$3,563,009	$21,569,069
Indirect mining cost	753,647	652,537	597,791	2,003,976
Cash costs before by product credits	9,649,111	9,763,133	4,160,800	23,573,045
Divided by gold sold (oz)	7,760	8,715	2,362	18,837
Cash costs per ounce of gold sold ($/oz)	1,243	1,120	1,762	1,251
Less: By-product silver credits per ounce ($/oz)	(148)	(215)	(191)	(184)
Total cash cost per ounce of gold sold on a by-product basis ($/oz)	$1,095	$905	$1,571	$1,067

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

Golden Queen defines all-in sustaining costs as the sum of direct mining costs (as defined under total cash costs), corporate general and administrative costs, share based payments, reclamation liability accretion and capital expenditures that are sustaining in nature. Adoption of the standard is voluntary and the cost measures presented may not be comparable to other similarly titled measures of other companies. Other companies may calculate these measures differently.

	Q4 2016	Q3 2016	Q2 2016	April 1 to Dec 31, 2016
All-in sustaining costs

Cost of sales - direct mining cost	$8,895,464	$9,110,596	$3,563,009	$21,569,069
Indirect mining cost	753,647	652,537	597,791	$2,003,976
Silver by-product	(1,149,926)	(1,872,388)	(450,925)	(3,473,238)
Total cash cost after by-product	8,499,185	7,890,746	3,709,875	$20,099,806
Corporate general and administrative expenses	310,724	274,439	383,977	969,139
Share based payments	17,106	3,799	3,799	24,704
Accretion expense	22,529	22,529	22,529	67,587
Sustaining capital	2,648,174	915,434	330,479	3,894,087
All-in sustaining costs	11,497,718	9,106,947	4,450,659	25,055,324
Divided by gold sold (oz)	7,760	8,715	2,362	18,837
All-in sustaining costs per gold ounce on a by-product basis	$1,482	$1,045	$1,884	$1,330

Summary of Significant Accounting Policies and Estimates

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

Inventory

Include stockpiled ore, in-process inventory, doré, and operating materials and supplies. The classification of inventory is determined by the stage at which the ore is in the production process. All inventories are stated at the lower of weighted average cost or market value. Cost includes direct labor, materials, depreciation, depletion and amortization as well as overhead costs relating to mining activities. Market price is calculated as the current replacement cost of the inventory, as long as the market price does not exceed net realizable value; also, the market price shall not be less than the net realizable value, less the normal profit margin. Net realizable value is defined as the estimated selling price, minus estimated costs of completion and disposal. Any write-downs of inventory to market value are recorded as cost of sales.

Stockpiled ore inventory represents ore that has been extracted from the mine and is available for further processing. Costs added to stockpiled ore inventory are valued based on current mining cost per tonne incurred up to the point of stockpiling the ore and are transferred to the next process at the weighted average cost per equivalent ounce. Stockpiled ore tonnage is verified by periodic surveys and physical counts.

In process inventory includes ore on heap leach pad and inventories in the solution and precipitate process. Finished goods inventory includes metals in their final stage of production prior to sale, including doré.

The heap leach process extracts silver and gold by placing ore on an impermeable pad and applying a diluted cyanide solution that dissolves a portion of the contained silver and gold, which are then recovered in metallurgical processes.

The estimate of the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates, which are inherently inaccurate due to the nature of the leaching process. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon metallurgical test column estimates. The assumptions that will be used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company will periodically review its estimates compared to actual experience and revise its estimates when appropriate.

The assumptions used in determining market value for mineral inventories include estimates of gold and gold equivalents contained in the stockpile ore, heap leach pad and solution and precipitates, expected recoveries, and judgment used in determining the allocation of depletion, depreciation and amortization expense, and overhead costs that are directly attributable to inventories. If these estimates or assumptions are inaccurate, the Company may be required to write down the carrying value of its inventories, which would reduce the Company’s earnings and working capital.

Mineral Interests

Costs related to the development of our mineral reserves are capitalized when an ore body is determined to be economically minable based on proven and probable reserves and when appropriate permits are in place. Major mine development expenditures related to mineral interest, such as, building access roads, heap leach pads, processing facilities, and infrastructure development are capitalized until the property to which they directly relate is placed into production, sold, abandoned or subject to a condition of impairment. The capitalized costs are amortized over the useful life of the ore body following commencement of production, or written off if the property is sold or abandoned.

Upon commencement of commercial production, mining interests are depleted on a units-of-production basis over the estimated economic life of the mine. In applying the units of production method, depletion is determined using the quantity of material expected to be extracted from the mine in the period as a portion of total quantity of material to be extracted in current and future periods based on reserves and resources considered to be highly probable to be economically extracted over the life of mine.

Drilling and related costs are classified as development expenditures and capitalized if all the following criteria are met:

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

Drilling and related costs not meeting all of these criteria are charged to operations as incurred.

Property, Plant, Equipment

Are recorded at the lower of cost or net realizable value less accumulated depreciation and accumulated impairment losses. The cost of an item of property, plant and equipment includes the purchase price or construction cost, any costs directly attributable to bringing the asset to the location and condition necessary for its intended use, and borrowing costs related to the acquisition or construction of qualifying assets. Assets under construction are recorded at cost and reallocated to machinery and mine equipment when it becomes available for use

Depreciation is calculated using either the straight-line method or using the units-of-production method over the shorter of the estimated service lives of the respective assets or the expected life of mine. Depreciation commences when the asset is in the condition and location necessary for it to operate in the manner intended by management.

Land	Not depreciated
Mineral property interests and claims	Units-of-production
Mine development	Units-of-production
Machinery and mine equipment	10 – 12 years
Buildings and structures	5 - 12 years
Leasehold improvements	12 years
Vehicles	3 – 5 years
Computer equipment and software	3 years
Asset retirements cost	Units-of-production
Capitalized interest	Units-of-production

Capitalization of certain mine construction costs ceases and expenditures are either variable production costs as a component of inventory or expensed as incurred once production commences. Depletion of capitalized costs for mining properties and depreciation and amortization of property, plant and equipment also begins when the production phase commences.

Capitalized Interest

For significant exploration and development projects, interest is capitalized as part of the historical cost of developing and constructing assets in accordance with ASC 835-20 ("capitalization of interest"). Interest is capitalized until the asset is available for use. Capitalized interest is determined by multiplying the Company’s weighted-average borrowing cost on general debt by the average amount of qualifying costs incurred.

Once an asset subject to interest capitalization is completed and available for use, the associated capitalized interest is expensed through depletion or impairment. See Note 10(iv) - Amortization of Discount and Interest Expense of the audited consolidated annual financial statements.

Capitalization of interest ceased as at March 31, 2016 upon production has commenced.

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

The timing of the actual environmental remediation expenditures is dependent on a number of factors such as the life and nature of the asset, the operating license conditions and the environment in which the mine operates. Reclamation provisions are initially measured at the expected value of future cash flows discounted to their present value using a credit adjusted risk-free interest rate. If the expected present value increases, the increase gives rise to a new obligation accounted for separately just as the reclamation provision was originally measured but using current market value assumptions, and the current credit-adjusted risk-free rate. AROs are adjusted each period to reflect the passage of time (accretion). Upon settlement of an ARO, the Company records a gain or loss if the actual cost differs from the carrying amount of the ARO. Settlement gains/losses are recorded in the consolidated statements of income (loss).

The estimated ARO is updated each period end to reflect changes in facts and circumstances. The principal factors that can cause the ARO to change are the construction of new processing facilities, changes in the quantities of material in proven and probable mineral reserves and a corresponding change in the life-of-mine plan, changing ore characteristics that impact required environmental protection measures and related costs, changes in water quality that impact the extent of water treatment required and changes in laws and regulations governing the protection of the environment.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and judgements have been made by Management in several areas including the accounting for the joint venture transaction and determination of the temporary and permanent non-controlling interest, the recoverability of mineral properties expenditures, royalty obligations, inventory valuations, asset retirement obligations, and derivative liability – warrants. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash, receivables, accounts payable and accrued liabilities and interest payable approximate fair values because of the immediate or short-term maturity of these financial instruments. The fair value of the short-term and long-term loans payable approximate their carrying values because the interest rates are based on the market rates. The market rates have remained steady for the loans payable during the past four quarters. The fair value of the short and long term portions of the notes payable approximates their carrying value and have been estimated based on discounted cash flows using interest rates being offered for similar debt instruments. The carrying amount of the notes payable are being recorded at amortized cost using the effective interest rate method.

The notes payable were initially recorded at fair value less financing costs and are measured at each period end at amortized cost. The derivative liability relating to the share purchase warrants issued by the Company as part of the consideration for the holders of the notes payable is recorded at fair value using the binomial and the Black-Scholes valuation models at each reporting period.

Revenue Recognition

Revenue is recognized when title to and other risks and rewards of ownership of gold and silver passes to the buyer and when collectability is reasonably assured. Title and the risks and rewards of ownership pass to the buyer based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example, the London Bullion Market for both gold and silver, in an identical form to the product sold.

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

Derivative financial instruments are measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to profit or loss. For warrant-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to estimate fair value of the derivative instruments. For more complex derivative financial instruments, the Company uses the binomial pricing models to estimate fair value of the derivative instrument.

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

The non-controlling interest in permanent equity represents the portion of the non-controlling interest that is not convertible. Please refer to Note 10(v) of the audited consolidated annual financial statements for complete details of how the transaction has been accounted for.

New Accounting Policies

(i)	Effective December 15 2016, FASB issued Accounting Standards update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40 –Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The update essentially requires management of all entities, for annual and interim periods, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued.

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

The Company has adopted this standard in its financial statements as at December 31, 2016. Refer to Note 2 of the audited consolidated annual financial statements.

(ii)	In May 2014, ASU 2014-09 was issued related to revenue from contracts with customers. The ASU was further amended in August 2015, March 2016, April 2016, and May 2016 by ASU 2015-14, 2016-08, 2016-10 and 2016- 12. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition.

In August 2015, the effective date was deferred to reporting periods, including interim periods, beginning after December 31, 2017, and will be applied retrospectively. Early adoption is not permitted. The Company is currently evaluating this guidance and the impact it will have on the consolidated financial statements and disclosures.

(iii)	In February 2016, FASB issued ASC 842 that requires lessees to recognize lease assets and corresponding lease liabilities on the balance sheet for all leases with terms of more than 12 months. The update, which supersedes existing lease guidance, will continue to classify leases as either finance or operating, with the classification determining the pattern of expense recognition in the income statement.

The ASC will be effective for annual and interim periods beginning January 1, 2019, with early adoption permitted, and is applicable on a modified retrospective basis with various optional practical expedients. The Company is assessing the impact of this standard.

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

The Company maintains its US Dollar and Canadian Dollar cash in bank accounts with major financial institutions with high credit standings. Cash deposits held in the United States are insured by the FDIC for up to $0.3 million and Canadian Dollar cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to C$0.1 million.

Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to US Dollar deposits held in Canadian financial institutions. As of December 31, 2016, and 2015, the Company’s cash balances held in United States and Canadian financial institutions include $13.3 million and $37.6 million respectively, which are not fully insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

Interest Rate Risk

The Company holds 77% of its cash in bank deposit accounts with a single major financial institution. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash balances during the year ended December 31, 2016, a 1% decrease in interest rates would have reduced the interest income for 2016 to a trivial amount.

Foreign Currency Exchange Risk

Certain purchases of corporate overhead expenditures are denominated in Canadian Dollar. As a result, currency exchange fluctuations may impact the costs of our operations. Specifically, the appreciation of the Canadian Dollar against the US Dollar may result in an increase in the Canadian operating expenses in US dollar terms. As of December 31, 2016, the Company maintained the majority of its cash balance in US Dollar. The Company currently does not engage in any currency hedging activities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the year ending December 2016, the Board of Directors approved change the Company’s auditor to PriceWaterhouseCoopers Inc. located in Vancouver, BC.

Item 9A. Controls and Procedures

Disclosure controls and procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. As described below, material weaknesses were identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s report on internal control over financial reporting

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Furthermore, an assessment that internal control over financial reporting was effective for any completed period does not mean that internal control over financial reporting will be assessed as effective for any future period as processes and procedures may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate, among other reasons.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). As a result of this assessment, management identified material weaknesses in the design and operating effectiveness of internal controls relating to the accuracy and valuation of inventory and the aggregation of deficiencies in the areas of journal entry review, user access and segregation of duties. The internal controls over these items and the related entity level controls were not sufficiently designed to address the risks of potential misstatement. The material weakness related to the aggregation of deficiencies in the areas of journal entry review, user access and segregation of duties could have resulted in a material misstatement in the annual consolidated financial statements for the year ended December 31, 2016. The material weakness related to inventory could have resulted in a material misstatement related to the overstatement of inventory and the understatement of cost of goods sold for the period in the annual consolidated financial statements for the year ended December 31, 2016. These misstatements were corrected prior to the issuance of the consolidated financial statements and therefore, there were no misstatements in the Company’s current or prior period consolidated financial statements.

In response to the material weaknesses described above and to improve the Company’s internal control over financial reporting, management has established a remediation plan. The plan includes the following: (i) the implementation of new controls or updating the design of existing controls relating to journal entry review, user access rights and ensuring sufficient segregation of duties; (ii) the implementation of a more robust production inventory tracking model which will be included as part of quarter end processes in 2017; and (iii) ensuring the net realizable value calculation for production inventory is appropriately reviewed on a quarterly basis.

As a result of the material weaknesses identified above, management has concluded that, as of December 31, 2016, our company’s internal control over financial reporting was not effective. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, has been audited by our independent registered chartered professional accountants, PricewaterhouseCoopers LLP, who also audited our consolidated financial statements for the year ended December 31, 2016. PricewaterhouseCoopers LLP has expressed an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2016. Their report is included in this annual report on Form 10-K.

Changes in Internal Control.

Other than the material weakness described above, during the quarter ended December 31, 2016, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Information with respect to Items 10 through 14 is set forth in the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2017 and is incorporated herein by reference. If the definitive Proxy Statement cannot be filed on or before April 30, 2017, the issuer will instead file an amendment to this Form 10-K disclosing the information with respect to Items 10 through 14.

PART IV

Item 15. Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing
3.1	Notice of Articles	Incorporated by reference to Exhibit 3.1 to the Form 10-K of the Company, filed with the SEC on March 30, 2016
3.2	Articles	Incorporated by reference to Exhibit 3.2 to the Form 8-K of the Company, filed with the SEC on September 2, 2010
4.1	Form of Warrant Certificate	Incorporated by reference to Exhibit 4.1 to the Form 8-K of the Company, filed with the SEC on July 28, 2016
4.2	Warrant Indenture dated July 25, 2016	Incorporated by reference to Exhibit 4.1 to the Form 8-K of the Company, filed with the SEC on July 25, 2016
10.1	Second Amended and Restated Term Loan Agreement dated as of November 21, 2016 among the Company, the Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009, EHT, LLC, and the Clay Family 2009 Irrevocable Trust Dated April 14, 2009	Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company, filed with the SEC on November 25, 2016
10.2	Form of Share Purchase Warrants of the Company dated November 21, 2016	Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company, filed with the SEC on November 25, 2016
10.3	Amended and Restated Indemnity Agreement dated November 21, 2016 between the Company and the Clay Family Holders	Incorporated by reference to Exhibit 10.3 to the Form 8-K of the Company, filed with the SEC on November 25, 2016
10.4	Underwriting Agreement dated July 18, 2016 between the Company, Cormark Securities Inc. and M Partners Inc.	Incorporated by reference to Exhibit 1.1 to the Form 8-K of the Company, filed with the SEC on July 18, 2016
10.5	Bought Deal Letter dated July 14, 2016 between the Company and Cormark Securities Inc.	Incorporated by reference to Exhibit 1.1 to the Form 8-K of the Company, filed with the SEC on July 14, 2016

10.6	Amendment to Pledge Agreement between the Company, Golden Queen Mining Holdings Inc., Golden Queen Mining Canada Ltd., The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009 and Jonathan C. Clay dated February 27, 2015	Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company, filed with the SEC on May 11, 2015
10.7	Amended and Restated Term Loan Agreement dated June 8, 2015 among the Company, The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009, EHT, LLC, Harris Clay, and The Clay Family 2009 Irrevocable Trust Dated April 14, 2009	Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company, filed with the SEC on June 9, 2015
10.8	Amended and Restated Guaranty dated June 8, 2015 among Golden Queen Mining Holdings Inc., Golden Queen Mining Canada Ltd., The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009, EHT, LLC, Harris Clay and The Clay Family 2009 Irrevocable Trust Dated April 14, 2009	Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company, filed with the SEC on June 9, 2015
10.9	Amended and Restated Pledge Agreement dated June 8, 2015 among the Company, Golden Queen Mining Holdings Inc., Golden Queen Mining Canada Ltd., The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009, EHT, LLC, Harris Clay and The Clay Family 2009 Irrevocable Trust Dated April 14, 2009	Incorporated by reference to Exhibit 10.3 to the Form 8-K of the Company, filed with the SEC on June 9, 2015
10.10	Amended and Restated Registration Rights Agreement dated June 8, 2015 among the Company, The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009, EHT, LLC, Harris Clay and The Clay Family 2009 Irrevocable Trust Dated April 14, 2009	Incorporated by reference to Exhibit 10.4 to the Form 8-K of the Company, filed with the SEC on June 9, 2015
10.11	Amended and Restated Option Agreement dated June 8, 2015 among Gauss LLC, Gauss Holdings LLC, Auvergne, LLC, The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009, EHT, LLC, Harris Clay, The Clay Family 2009 Irrevocable Trust Dated April 14, 2009, Golden Queen Mining Canada Ltd. and Golden Queen Mining Holdings Inc.	Incorporated by reference to Exhibit 10.5 to the Form 8-K of the Company, filed with the SEC on June 9, 2015
10.12	Indemnity Agreement between the Company and the Clay Family Holders dated June 8, 2015	Incorporated by reference to Exhibit 10.6 to the Form 8-K of the Company, filed with the SEC on June 9, 2015
10.13	Form of Share Purchase Warrants of the Company dated June 8, 2015	Incorporated by reference to Exhibit 10.7 to the Form 8-K of the Company, filed with the SEC on June 9, 2015
10.14	Mining Lease dated April 22, 1986 between the Company, Southwestern Refining Corporation, and Claude and Mary J.Birtle, and amendment dated March 23, 2007.	Incorporated by reference to Exhibit 10.2 to the Form 10-K/A of the Company, filed with the SEC on January 14, 2011

10.15	2013 Stock option plan of the Company.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 24, 2013
10.16	Employment Agreement dated September 18, 2013 between the Company and Andree St-Germain.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed with the SEC on May 12, 2014
10.17	Transaction Agreement among the Company, Golden Queen Mining Company, Inc., Gauss LLC, Gauss Holdings LLC, and Auvergne, LLC dated June 8, 2014.	Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company, filed with the SEC on June 12, 2014
10.18	Registration Rights Agreement between the Company and Gauss Holdings LLC dated June 8, 2014.	Incorporated by reference to Exhibit 10.3 to the Form 8-K of the Company, filed with the SEC on June 12, 2014
10.19	Registration Rights Agreement between the Company and Auvergne, LLC dated June 8, 2014.	Incorporated by reference to Exhibit 10.4 to the Form 8-K of the Company, filed with the SEC on June 12, 2014
10.20	Amended and Restated Limited Liability Company Agreement between the Company, Golden Queen Mining Company, LLC, Gauss LLC, and Golden Queen Mining Holdings, Inc. dated September 15, 2014.	Incorporated by reference to Exhibit 10.5 to the Form 8-K of the Company, filed with the SEC on September 16, 2014

14.1	Code of Ethics for Senior Financial Officers, as amended dated December 2014	Filed herewith
16.1	Letter from BDO LLP to the Securities and Exchange Commission dated March 31, 2016.	Incorporated by reference to Exhibit 16.1 to the Form 8-K of the Company filed with the SEC on April 6, 2016
21.1	Subsidiaries of the Company.	Filed herewith
23.1	Consent of PricewaterhouseCoopers, LLP	Filed herewith
23.2	Consent of BDO LLP	Filed herewith
23.3	Consent of Sean Ennis	Filed herewith
23.4	Consent of Michael M. Gustin	Filed herewith
31.1	Rule 13a-14(a)/15(d)-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15(d)-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith
95.1	Mine Safety Disclosure	Filed herewith
101.1NS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN QUEEN MINING CO. LTD.

By:	/s/ Thomas M. Clay
Thomas M. Clay
Chairman and Principal Executive Officer

Date: March 15, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Clay	Chairman	March 15, 2017
Thomas Clay

/s/ Bryan A. Coates	Director	March 15, 2017
Bryan A. Coates

/s/ Guy Le Bel	Director	March 15, 2017
Guy Le Bel

/s/ Bernard Guarnera	Director	March 15, 2017
Bernard Guarnera

/s/ Andree St-Germain	Principal Financial Officer	March 15, 2017
Andree St-Germain

Golden Queen Mining Co. Ltd.

Audited Consolidated Financial Statements

For the years ended December 31, 2016 and 2015

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Golden QueenMining Co. Ltd.

We have audited the accompanying consolidated balance sheet of Golden Queen Mining Co. Ltd. and its subsidiaries as of December 31, 2016 and the related consolidated statements of loss and comprehensive loss, shareholders’ equity, non-controlling interest and redeemable portion of non-controlling interest and cash flows for the year ended December 31, 2016.We also have audited Golden Queen Mining Co. Ltd.’s and its subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our integrated audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Queen Mining Co. Ltd. and its subsidiaries as of December 31, 2016 and the results of their operations and their cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Golden Queen Mining Co. Ltd. and its subsidiaries did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO because material weaknesses in internal control over financial reporting existed as of that date. The material weaknesses related to (i) the design and operating effectiveness of internal controls over the accuracy and valuation of inventory; and (ii) the aggregation of deficiencies in the areas of journal entry review, user access and segregation of duties. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2016 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company will need to receive cash distributions from Golden QueenMining Company LLC in order to be able to service its debt in early 2018 and such distributions are contingent on Golden QueenMining Company LLC’s ability to generate positive cash flows. This situation raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to this matter is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

signed “PricewaterhouseCoopers LLP”

Chartered Professional Accountants

Vancouver, British Columbia

March 15, 2017

Tel: 604 688 5421 Fax: 604 688 5132 www.bdo.ca	BDO Canada LLP 600 Cathedral Place 925 West Georgia Street Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Golden Queen Mining Co. Ltd.

We have audited the accompanying consolidated balance sheet of Golden Queen Mining Co. Ltd. as of December 31, 2015 and the related consolidated statements of loss and comprehensive loss, shareholders’ equity, non-controlling interest and redeemable portion of non-controlling interest, and cash flows for the years ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Queen Mining Co. Ltd. at December 31, 2015, and the results of its operations and its cash flows for each of the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The previously filed 2015 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the previously filed 2015 consolidated financial statements, the Company as of December 31, 2015 on a non-consolidated basis did not have sufficient funds to repay a $37,500,000 loan due in December 2016. This condition raised substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the previously filed 2015 consolidated financial statements. The consolidated 2015 financial statements did not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 15 to the previously filed 2015 financial statements, which is not presented herein, the consolidated financial statements as of December 31, 2014 and for the year then ended have been restated to correct a misstatement in the accounting for deferred income taxes.

(signed) BDO CANADA LLP

Chartered Professional Accountants

Vancouver, Canada

March 30, 2016

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

GOLDEN QUEEN MINING CO. LTD.

Consolidated Balance Sheets

(amounts expressed in thousands of US dollars)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash	$13,301	$37,587
Receivables	34	24
Inventories (Note 5)	10,941	1,936
Prepaid expenses and other current assets	577	432
Total current assets	24,853	39,979
Property, plant, equipment and mineral interests (Note 6)	134,550	128,259
Advance minimun royalties	303	304
Reclamation financial assurance deposit (Note 9)	-	902
Total Assets	$159,706	$169,444
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,265	$3,258
Interest payable (Note 10(iv))	296	970
Note payable (Note 10(ii))	-	36,053
Current portion of loan payable (Note 16)	5,656	4,943
Derivative liability – Related party warrants (Note 10(iii))	5,458	2,498
Derivative liability – Warrants (Note 11)	972	-
Total current liabilities	16,647	47,722
Note payable (Note 10(ii))	26,347	-
Loan payable (Note 16)	9,494	13,430
Asset retirement obligations (Note 9)	1,366	978
Deferred tax liability (Note 7)	12,922	12,922
Total liabilities	66,776	75,052
Temporary Equity
Redeemable portion of non-controlling interest (Note 10(v))	26,219	27,124
Shareholders’ Equity
Common shares, no par value, unlimited shares authorized (2015 - unlimited); 111,048,683 (2015 – 99,928,683) shares issued and outstanding (Note 8)	71,067	62,860
Additional paid-in capital	43,652	43,628
Deficit accumulated	(87,335)	(79,906)
Total shareholders’ equity attributable to GQM Ltd.	27,384	26,582
Non-controlling interest (Note 10(v))	39,327	40,686
Total Shareholders’ Equity	66,711	67,268
Total Liabilities, Temporary Equity and Shareholders’ Equity	$159,706	$169,444

Ability to Continue as a Going Concern (Note 2)

Commitments and Contingencies (Note 13)

Subsequent Events (Note 18)

Approved by the Directors:

“Thomas M. Clay”	“Bryan A. Coates”
Thomas M. Clay, Director	Bryan A. Coates, Director

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

1 | Page

GOLDEN QUEEN MINING CO. LTD.

Consolidated Statements of Loss and Comprehensive Loss

(amounts expressed in thousands of US dollars, except shares amounts)

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2016	2015	2014
Revenues
Metal Sales	$27,193	$-	$-

Cost of Sales
Direct mining costs	(21,569)	-	-
Depreciation and depletion (Note 6)	(7,517)	-	-
Loss from mine operations	(1,893)	-	-

General and administrative expenses	(4,308)	(4,616)	(4,985)
Operating loss	(6,201)	(4,616)	(4,985)

Other (expenses) income
Gain on derivative instruments (Notes 10(iii) and 11)	1,840	3,334	1,004
Interest expense (Note 10(iv))	(5,488)	(4,507)	(1,493)
Interest income	157	205	127
Loss on extinguishment of debt	-	(152)	-
Closing fee	-	(1,500)	-
Joint-venture transaction fee	-	-	(2,275)
Commitment fee	-	-	(2,250)
Total other (expenses)	(3,491)	(2,620)	(4,887)
Net and comprehensive loss for the year	$(9,692)	$(7,236)	$(9,872)
Less: Net and comprehensive loss attributable to the non-controlling interest for the year (Note 10(v))	2,263	1,775	1,403
Net and comprehensive loss attributable to Golden Queen Mining Co Ltd. for the year	$(7,429)	$(5,461)	$(8,469)
Loss per share – basic (Note 15)	$(0.07)	$(0.05)	$(0.09)
Loss per share – diluted (Note 15)	$(0.07)	$(0.05)	$(0.09)

Weighted average number of common shares outstanding -basic	104,737,396	99,893,341	99,611,278
Weighted average number of common shares outstanding - diluted	104,737,396	99,893,341	99,611,278

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

2 | Page

GOLDEN QUEEN MINING CO. LTD.

Consolidated Statements of Shareholders’ Equity, Non-controlling Interest and Redeemable Portion of Non-controlling Interest

(amounts expressed in thousands of US dollars, except shares amounts)

	Common shares	Amount	Additional Paid- in Capital	Deficit Accumulated	Total Shareholders’ Equity attributable to GQM Ltd	Non- controlling Interest	Total Shareholders’ Equity	Redeemable Portion of Non- controlling Interest
Balance, December 31, 2013	99,233,383	$62,290	$9,928	$(65,976)	$6,242	$-	$6,242	$-
Issuance of common shares for mineral property interests	15,300	24	-	-	24		24	-
Stock options exercised	530,000	395	(284)	-	111		111	-
Stock-based compensation	-	-	234	-	234		234	-
Dilution of ownership interest in subsidiary to non-controlling interest	-	-	46,513	-	46,513	38,092	84,605	25,395
Deferred tax liability related to the dilution gain	-	-	(12,922)	-	(12,922)	-	(12,922)	-
Distributions to noncontrolling interest	-	-	-	-	-	(3,000)	(3,000)	(2,000)
Net loss for the year	99,778,683	-	-	(8,469)	(8,469)	(841)	(9,310)	(561)
Balance, December 31, 2014 (Restated )	99,778,683	$62,709	$43,469	$(74,445)	$31,733	$34,251	$65,984	$22,834
Issuance of common shares as part of management agreement (Note 8)	150,000	151	-	-	151	-	151	-
Stock-based compensation	-	-	159	-	159		159
Capital contribution from non-controlling interest (Note 10(v))	-	-		-	-	7,500	7,500	5,000
Net loss for the year	-	-	-	(5,461)	(5,461)	(1,065)	(6,526)	(710)
Balance, December 31, 2015	99,928,683	62,860	43,628	(79,906)	26,582	40,686	67,268	$27,124
Issuance of common shares, public placement net of share issuance cost (Note 8)	11,120,000	8,207	-	-	8,207	-	8,207
Stock-based compensation	-	-	24		24	-	24
Net loss for the year	-	-	-	(7,429)	(7,429)	(1,359)	(8,788)	(904)
Balance, December 31, 2016	111,048,683	$71,067	$43,652	$(87,335)	$27,384	$39,327	$66,711	$26,220

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

3 | Page

GOLDEN QUEEN MINING CO. LTD.

Consolidated Statements of Cash Flows

(amounts expressed in thousands of US dollars)

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2016	2015	2014
Operating Activities
Net loss for the year	$(9,692)	$(7,236)	$(9,872)
Adjustment to reconcile net loss to cash used in operating activities:
Donated land	-	-	34
Depreciation and depletion	7,427	29	35
Amortization of debt discount and interest accrual	5,732	4,225	1,490
Accretion expense	91	-	-
Change in fair value of derivative liabilities (Note 11)	(1,857)	(3,334)	(1,004)
Stock based compensation	24	159	234
Unrealized foreign exchange	(208)	(840)	(505)
Loss on extinguishment of debt	-	152	-
Non-cash consulting expense	-	151	-
Closing fee related to long-term debt	-	1,500	-
Changes in non-cash working capital items:
Receivables	(10)	28	(38)
Prepaid expenses & other current assets	(145)	(318)	(52)
Inventory	(9,005)	(1,935)	-
Accounts payable & accrued liabilities	3,140	189	(329)
Interest payable	(674)	(951)	(1,146)
Cash used in operating activities	(5,177)	(8,181)	(11,153)
Investment activities:
Additions to property, plant, equipment and mineral interests	(12,726)	(68,957)	(21,624)
Release (purchase) of reclamation financial assurance deposit	902	(349)	(75)
Cash used in investing activities	(11,824)	(69,306)	(21,699)
Financing activities:
Issuance of common shares and warrants, net of share issue costs (Note 8)	10,908	-	-
Repayments of loan payable (Komatsu)	(5,006)	(1,907)	(13)
Repayments of note payable and accrued interest (Note 10(ii))	(12,257)	-	-
Transaction fee on note payable ((Note 10(ii))	(930)	-	-
Investment in Golden Queen Mining Company LLC by non-controlling interest	-	12,500	110,000
Distribution to non-controlling interest	-	-	(5,000)
Borrowing under long-term debt	-	25,000	32,500
Repayment of short term debt	-	(2,500)	(17,500)
Repayment of convertible debentures	-	(7,675)	-
Financing fees related to short-term debt	-	(1,500)	(869)
Financing fees related to short-term debt capitalized to the loan	-	(250)	-
Issuance of common shares upon exercise of stock options	-	-	111
Cash (used in) provided by financing activities	(7,285)	23,667	119,229
Net change in cash and cash equivalents	(24,286)	(53,820)	86,377
Cash and cash equivalents, beginning balance	37,587	91,408	5,031
Cash and cash equivalents, ending balance	$13,301	$37,587	$91,408

Supplementary Disclosures of Cash Flow Information (Note 12)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

4 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015 and 2014

(amounts expressed in thousands of US dollars)

1.	Nature of Business

Golden Queen Mining Co. Ltd. (“Golden Queen”, “GQM Ltd.” or the “Company”) is engaged in the operation of the Soledad Mountain Project (“the Project”), located in the Mojave Mining District, Kern County, California. The Company originally used its wholly owned subsidiary, Golden Queen Mining Company, Inc. (“GQM Inc.”), to explore and develop the Project. On September 10, 2014, GQM Inc. was converted to a limited liability company, Golden Queen Minin1g Company, LLC (“GQM LLC”). The Company entered into a Joint Venture (the “JV”) agreement with Gauss LLC (“Gauss”) through its newly formed, wholly owned subsidiary, Golden Queen Mining Holdings, Inc. (“GQM Holdings”). The JV was completed on September 15, 2014. Upon completion of the JV, both the Company, through GQM Holdings, and Gauss each owned, and continue to own, 50% of GQM LLC. In February 2015, the Company incorporated Golden Queen Mining Canada Ltd. (“GQM Canada”), a wholly-owned British Columbia subsidiary, to hold the Company’s interest in GQM Holdings.

2.	Ability to Continue as a Going Concern

The consolidated financial statements of Golden Queen Mining Co Ltd. have been prepared using US generally accepted accounting principles applicable to a going concern.

The Company entered the production phase and began generating revenues from operations during the quarter ended June 30, 2016. The Company had an accumulated deficit of $87.3 million and a working capital surplus of $8.2 million at December 31, 2016. Cash used in operations for the year ended December 31, 2016 was $5.2 million.

Golden Queen Mining Co Ltd expects to have sufficient cash on hand to meet its corporate general and administrative expenditures and related obligations for the next twelve months from the date of the approval of these consolidated financial statements. However, the Company is required to pay $5.4 million in accrued interest and debt principal repayment on January 1, 2018. The Company will need to receive cash distributions from GQM LLC to service its debt and such distributions are contingent on GQM LLC’s ability to generate positive cash flows. This situation raises substantial doubt about the Company’s ability to continue as a going concern.

The Company anticipates receiving sufficient distributions from GQM LLC during the fiscal year 2017 to service its debt in early 2018, however such distributions are dependent on a number of factors, including the gold price and the ability of the mine to perform according to the mine plan for 2017. Because of the uncertainty relating to the above factors, there can be no assurance that sufficient distributions will be generated and paid by GQM LLC to the Company in order for it to meet its obligations when they fall due. If the distributions are not sufficient, the Company will need to either raise equity or negotiate with its debt lender a delay in principal and interest repayments.

The Company’s access to the net assets of GQM LLC is determined by the Board of Managers of GQM LLC.  The Board of Managers is not controlled by the Company and therefore there is no guarantee that any access to the net assets of GQM LLC would be provided to the Company in order to continue as a going concern. The Board of Managers of GQM LLC determine when and if distributions from GQM LLC are made to the holders of its membership units at their sole discretion. Please refer to Note 19 for non-consolidated balance sheets, statements of income/(loss) and comprehensive income/(loss) and statements of cash flows for GQM Ltd.

The consolidated financial statements do not reflect adjustments to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used, that would be necessary if the company were unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material.

3.	Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

5 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015 and 2014

(amounts expressed in thousands of US dollars)

3.	Basis of Presentation (continued)

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

These consolidated financial statements include the accounts of Golden Queen, a limited liability Canadian corporation (Province of British Columbia), its wholly-owned subsidiary, GQM Holdings, a US (State of California) corporation, and GQM LLC, a limited liability company in which Golden Queen has a 50% interest, through GQM Canada’s ownership of GQM Holdings. GQM LLC meets the definition of a Variable Interest Entity (“VIE”). Golden Queen has determined it is the member of the related party group that is most closely associated with GQM LLC and, as a result, is the primary beneficiary who consolidates GQM LLC.

4.	Significant Accounting Policies, Estimates and Judgements

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

Inventories Include stockpiled ore, in-process inventory, doré, and operating materials and supplies. The classification of inventory is determined by the stage at which the ore is in the production process. All inventories are stated at the lower of weighted average cost or market value. Cost includes direct labor, materials, depreciation, depletion and amortization as well as overhead costs relating to mining activities. Market price is calculated as the current replacement cost of the inventory, as long as the market price does not exceed net realizable value; also, the market price shall not be less than the net realizable value, less the normal profit margin. Net realizable value is defined as the estimated selling price, minus estimated costs of completion and disposal. Any write-downs of inventory to market value are recorded as cost of sales.

Stockpiled ore inventory represents ore that has been extracted from the mine and is available for further processing. Costs added to stockpiled ore inventory are valued based on current mining cost per tonne incurred up to the point of stockpiling the ore and are transferred to the next process at the weighted average cost per equivalent ounce. Stockpiled ore tonnage is verified by periodic surveys and physical counts.

In process inventory includes ore on heap leach pad and inventories in the solution and precipitate process. Finished goods inventory includes metals in their final stage of production prior to sale, including doré.

The heap leach process extracts silver and gold by placing ore on an impermeable pad and applying a diluted cyanide solution that dissolves a portion of the contained silver and gold, which are then recovered in metallurgical processes.

The estimate of the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates, which are inherently inaccurate due to the nature of the leaching process. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon metallurgical test column estimates. The assumptions that will be used by the Company to measure metal content during each stage of the inventory conversion process includes estimated recovery rates based on laboratory testing and assaying. The Company will periodically review its estimates compared to actual experience and revise its estimates when appropriate.

6 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015 and 2014

(amounts expressed in thousands of US dollars)

4.	Significant Accounting Policies, Estimates and Judgements (continued)

The assumptions used in determining market value for mineral inventories include estimates of gold and gold equivalents contained in the stockpile ore, heap leach pad and solution and precipitates, expected recoveries, and judgment used in determining the allocation of depletion, depreciation and amortization expense, and overhead costs that are directly attributable to inventories. If these estimates or assumptions are inaccurate, the Company may be required to write down the carrying value of its inventories.

Mineral Interests Costs related to the development of our mineral reserves are capitalized when an ore body is determined to be economically minable based on proven and probable reserves and when appropriate permits are in place. Major mine development expenditures related to mineral interests, such as building access roads, heap leach pads, processing facilities, and infrastructure development are capitalized until the property to which they directly relate is placed into production, sold, abandoned or subject to a condition of impairment. The capitalized costs are amortized over the useful life of the ore body following commencement of production, or written off if the property is sold or abandoned.

Upon commencement of the production phase, mining interests are depleted on a units-of-production basis over the estimated economic life of the mine. In applying the units of production method, depletion is determined using the quantity of material extracted from the mine in the period as a portion of total quantity of material expected to be extracted in current and future periods based on the total estimated recoverable ounces in proven and probable reserves.

Drilling and related costs are classified as development expenditures and capitalized if all the following criteria are met:

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

Drilling and related costs not meeting all of these criteria are charged to operations as incurred.

Property, Plant and Equipment Are recorded at cost less accumulated depreciation and accumulated impairment losses. The cost of an item of property, plant and equipment includes the purchase price or construction cost, any costs directly attributable to bringing the asset to the location and condition necessary for its intended use, and borrowing costs related to the acquisition or construction of qualifying assets. Assets under construction are recorded at cost and reallocated to machinery and mine equipment when they become available for use

Depreciation is calculated using either the straight-line method or using the units-of-production method over the shorter of the estimated service lives of the respective assets or the expected life of mine. Depreciation commences when the asset is in the condition and location necessary for it to operate in the manner intended by management.

Land	Not depreciated
Mineral property interests and claims	Units-of-production
Mine development	Units-of-production
Machinery and mine equipment	10 – 12 years
Buildings and structures	5 - 12 years
Leasehold improvements	12 years
Vehicles	3 – 5 years
Computer equipment and software	3 years
Asset retirements cost	Units-of-production
Capitalized interest	Units-of-production

7 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015 and 2014

(amounts expressed in thousands of US dollars)

4.	Significant Accounting Policies, Estimates and Judgements (continued)

Capitalization of certain mine construction costs ceases and expenditures are either variable production costs as a component of inventory or expensed as incurred once production commences. Depletion of capitalized costs for mining properties and depreciation and amortization of property, plant and equipment also begins when the production phase commences.

Capitalized Interest For significant exploration and development projects, interest is capitalized as part of the historical cost of developing and constructing assets in accordance with ASC 835-20 ("capitalization of interest"). Interest is capitalized until the asset is available for use. Capitalized interest is determined by multiplying the Company’s weighted-average borrowing cost on general debt by the average amount of qualifying costs incurred.

Once an asset subject to interest capitalization is completed and available for use, the associated capitalized interest is expensed through depletion or impairment. See Note 10(iv) - Amortization of Discount and Interest Expense.

Capitalization of interest ceased as at March 31, 2016 when production commenced.

Valuation of Long-lived Assets The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated undiscounted pre-tax future cash flows are less than the carrying amount of the asset. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are calculated based on estimated quantities of recoverable minerals, expected silver and gold prices (considering current and historical prices, trends and related factors), production levels, operating costs, capital requirements and reclamation costs, all based on life-of mine plans.

Existing proven and probable reserves are included when determining the fair value of mine site asset groups at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of silver and gold that will be obtained after taking into account losses during ore processing and treatment.

Gold and silver prices are volatile and affected by many factors beyond the Company’s control, including prevailing interest rates and returns on other asset classes, expectations regarding inflation, speculation, currency values, governmental decisions regarding precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors may affect the key assumptions used in the Company’s impairment testing. Various factors could impact our ability to achieve forecasted production levels from proven and probable reserves. Additionally, production, capital and reclamation costs could differ from the assumptions used in the cash flow models used to assess impairment. Actual results may vary from the Company’s estimates and result in additional impairment charges.

Foreign Currency Translation The Company’s functional and reporting currency, the US dollar, is the primary economic currency in which the Company operates. Assets and liabilities in foreign currencies are translated into US dollars at the exchange rate on the balance sheet date. Expenses are translated at exchange rates on the date of the transaction. Where amounts denominated in a foreign currency are converted into US dollars by remittance or repayment, the realized exchange differences are included in other income.

Earnings (Loss) Per Share Basic earnings (loss) per share is computed as net income (loss) attributed to the Company divided by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible instruments. Net income attributable to any non-controlling interest is not included in the calculation of the basic and diluted earnings (loss) per share.

8 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015 and 2014

(amounts expressed in thousands of US dollars)

4.	Significant Accounting Policies, Estimates and Judgements (continued)

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

The timing of the actual environmental remediation expenditures is dependent on a number of factors such as the life and nature of the asset, the operating license conditions and the environment in which the mine operates. Reclamation provisions are initially measured at the expected value of future cash flows discounted to their present value using a credit adjusted risk-free interest rate. If the expected present value increases, the increase gives rise to a new obligation accounted for separately just as the reclamation provision was originally measured but using current market value assumptions, and the current credit-adjusted risk-free rate. AROs are adjusted each period to reflect the passage of time (accretion). Upon settlement of an ARO, the Company records a gain or loss if the actual cost differs from the carrying amount of the ARO. Settlement gains/losses are recorded in the consolidated statements of income (loss).

The estimated ARO is updated each period end to reflect changes in facts and circumstances. The principal factors that can cause the ARO to change are the construction of new processing facilities, changes in the quantities of material in proven and probable mineral reserves and a corresponding change in the life-of-mine plan, changing ore characteristics that impact required environmental protection measures and related costs, changes in water quality that impact the extent of water treatment required and changes in laws and regulations governing the protection of the environment.

Estimates The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and judgements have been made by Management in several areas including the accounting for the joint venture transaction and determination of the temporary and permanent non-controlling interest, the recoverability of mineral properties expenditures, royalty obligations, inventory valuations, asset retirement obligations, and derivative liability – warrants. Actual results could differ from those estimates.

Fair Value of Financial Instruments The carrying amounts reported in the balance sheets for cash, receivables, accounts payable and accrued liabilities and interest payable approximate fair values because of the immediate or short-term maturity of these financial instruments. The fair value of the short-term and long-term loans payable approximate their carrying values because the interest rates are based on the market rates. The market rates have remained steady for the loans payable during the past four quarters. The fair value of the short and long term portions of the notes payable approximates their carrying value and have been estimated based on discounted cash flows using interest rates being offered for similar debt instruments. The carrying amount of the notes payable are being recorded at amortized cost using the effective interest rate method.

The notes payable were initially recorded at fair value less financing costs and are measured at each period end at amortized cost. The derivative liability relating to the share purchase warrants issued by the Company as part of the consideration for the holders of the notes payable is recorded at fair value using the binomial and the Black-Scholes valuation models at each reporting period.

Revenue Recognition Revenue is recognized when title to and other risks and rewards of ownership of gold and silver passes to the buyer and when collectability is reasonably assured. Title and the risks and rewards of ownership pass to the buyer based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example, the London Bullion Market for both gold and silver, in an identical form to the product sold.

9 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015 and 2014

(amounts expressed in thousands of US dollars)

4.	Significant Accounting Policies, Estimates and Judgements (continued)

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

Derivative financial instruments are measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to profit or loss. For warrant-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to estimate fair value of the derivative instruments. For more complex derivative financial instruments, the Company uses the binomial pricing model to estimate fair value of the derivative instrument.

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

The non-controlling interest in permanent equity represents the portion of the non-controlling interest that is not convertible. Please refer to Note 10(v) for details.

10 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015 and 2014

(amounts expressed in thousands of US dollars)

4.	Significant Accounting Policies, Estimates and Judgements (continued)

New Accounting Policies

(i)	Effective December 15 2016, FASB issued Accounting Standards update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40 –Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The update essentially requires management of all entities, for annual and interim periods, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued.

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

Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

1.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.
2.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations.
3.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The Company has adopted this standard in its financial statements as at December 31, 2016. See Note 2.

(ii)	In May 2014, ASU 2014-09 was issued related to revenue from contracts with customers. The ASU was further amended in August 2015, March 2016, April 2016, and May 2016 by ASU 2015-14, 2016-08, 2016-10 and 2016- 12. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition.

In August 2015, the effective date was deferred to reporting periods, including interim periods, beginning after December 31, 2017, and will be applied retrospectively. Early adoption is not permitted. The Company is currently evaluating this guidance and the impact it will have on the consolidated financial statements and disclosures.

(iii)	In February 2016, FASB issued ASC 842 that requires lessees to recognize lease assets and corresponding lease liabilities on the balance sheet for all leases with terms of more than 12 months. The update, which supersedes existing lease guidance, will continue to classify leases as either finance or operating, with the classification determining the pattern of expense recognition in the income statement.

The ASU will be effective for annual and interim periods beginning January 1, 2019, with early adoption permitted, and is applicable on a modified retrospective basis with various optional practical expedients. The Company is assessing the impact of this standard.

11 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015 and 2014

(amounts expressed in thousands of US dollars)

5.	Inventories

	December 31, 2016	December 31, 2015
Stockpile inventory	$318	$1,260
In-process inventory	9,491	83
Dore inventory	76	-
Supplies and spare parts	1,056	593
	$10,941	$1,936

6.	Property, Plant, Equipment and Mineral Interests

	December 31, 2016	December 31, 2015
Mineral property interest and claims	$5,303	$4,568
Mine development	44,038	87,988
Mine equipment	57,662	25,426
Buildings and infrastructure	28,604	5,691
Other equipment and capitalized interest	10,088	7,052
Accumulated depreciation and depletion	(11,145)	(2,466)
	$134,550	$128,259

As at December 31, 2016, the Company had capitalized depreciation of $3.6 million (December 31, 2015 - $2.3 million) relating to assets used in the development of the mine. As the Company entered production on April 1, 2016, the Company began depreciating and depleting assets put into production and on this date also discontinued capitalizing depreciation.

7.	Income Taxes

The tax effects of the temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows:

	December 31, 2016	December 31, 2015

Deferred Tax Assets / (Liabilities):
Net operating and capital losses	$15,799	$10,944
Un-deducted interest	779	823
Capitalized Interest Deducted	(1,475)	-
Reorganization costs	45	47
Foreign exchange (gain) loss	-	(127)
Financing costs	747	444
Investment in GQM LLC	(14,676)	(12,922)
Valuation allowance	(14,140)	(12,255)
Other	-	124
Deferred tax liabilities	$(12,922)	$(12,922)

The annual tax benefit (provision) is different from the amount provided by applying the statutory federal income tax rate to our pre-tax income (loss). The reason for the differences are:

12 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015 and 2014

(amounts expressed in thousands of US dollars)

7.	Income Taxes (continued)

	December 31, 2016	December 31, 2015	December 31, 2014 (Restated)
Income tax (benefit) provision at Canadian statutory rate	$(3,108)	$(1,733)	$(2,567)
Foreign income taxes at other than Canadian statutory rate	(1,398)	(841)	(638)
Change in fair value of derivative liability	(483)	(867)	(288)
Non-deductible accretion and other	552	839	80
Non-deductible stock-based compensation	6	41	67
Non-taxable effect on foreign exchange	-	407	175
Permanent differences, other	290	50	1,458
Non-controlling Interest	922	838	561
Prior year True-up	1,334	-	-
Change in statutory rate	-	-	(322)
Adjustment due to change in estimates	-	1,265	-
Increase (decrease) in valuation allowance	1,885	1	1,474
Tax (benefit) provision	$-	$-	$-

Included in the increase in valuation allowance is tax-affected $Nil (2015 - $0.2 million, 2014 - $0.7 million) relating to the expiry of losses.

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income or loss. As management of the Company does not currently believe that the Company will receive the benefit of this asset, a valuation allowance equal to certain net deferred tax assets has been established at both December 31, 2016 and 2015.

As at December 31, 2016, the Company had net operating loss carry-forwards available to reduce taxable income in future years as follows:

Country	Amount	Expiration Dates

United States – Federal	$30,198	2018 - 2036
Canada (C$)	$15,013	2026 - 2036

These consolidated financial statements do not reflect the potential effect on future income taxes of the application of these losses.

The Company has evaluated its tax positions for the years ended December 31, 2016 and 2015 and determined that it has no uncertain tax positions requiring financial statement recognition.

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

8.	Share Capital

The Company’s common shares outstanding are no par value, voting shares with no preferences or rights attached to them.

13 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015 and 2014

(amounts expressed in thousands of US dollars)

8.	Share Capital (continued)

Common shares – 2016

In July 2016, the Company completed a financing for gross proceeds of $12.1 million (C$16.1 million) consisting of 11,120,000 units at a price of $1.10 (C$1.45) per unit. Each unit consisted of one common share of the Company and one-half of one common share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share of the Company at a price of C$2.00 per common share until July 25, 2019. The aggregate fair value of the common share purchase warrants at the time of issuance was $2.3 million, which was recorded as a derivative liability and the Company allocated the remaining proceeds of $9.8 million to the common shares. (See Note 11).

The Company also issued 757,700 common share purchase warrants to brokers with the same terms as the common share purchase warrants issued with the financing units. The aggregate fair value of the common share purchase warrants issued to the brokers at the time of issuance was $0.3 million which was recorded as a derivative liability (See Note 11).

In addition, the Company incurred cash share issue costs totalling $1.2 million, which consisted of legal fees, commission and other direct financing costs.

Common shares – 2015

In March 2015, the Company issued 150,000 common shares to the former President of the Company for achieving two of the three milestones outlined in his management agreement. The common shares had a total fair value of $0.2 million. The fair value was based on the market price on the date of issuance.

Common shares - 2014

In May 2014, 300,000 stock options were exercised and the Company issued 300,000 common shares at $0.21 per share for proceeds of $0.06 million. The total transferred to share capital from additional paid-in capital upon exercise of stock options was $0.2 million.

In April 2014, 170,000 stock options were exercised and the Company issued 170,000 common shares at $0.21 per share for proceeds of $0.04 million. The total transferred to share capital from additional paid-in capital upon exercise of stock options was $0.09 million.

In February 2014, the Company issued 15,300 common shares for mineral property interests with a total fair value of $0.03 million. The fair value was based on the market price on the date of issuance.

In February 2014, 60,000 stock options were exercised and the Company issued 60,000 common shares at $0.21 per share for proceeds of $0.01 million. The total transferred to share capital from additional paid-in capital upon exercise of stock options was $0.03 million.

Stock options

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

14 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015 and 2014

(amounts expressed in thousands of US dollars)

8.	Share Capital (continued)

Stock options (continued)

The Early Termination Date will be the date the vested portion of a stock option expires following the option holder ceasing to be a director, employee or consultant, as determined by the Board at the time of grant, or in the absence thereof at any time prior to the time the option holder ceases to be a director, employee or consultant, in accordance with and subject to the provisions of the Plan. All options granted under the 2013 Plan will be subject to such vesting requirements as may be prescribed by the TSX, if applicable, or as may be imposed by the Board. A total of 1,555,000 (December 31, 2015 – 1,070,000) common shares were issuable pursuant to such stock options as at December 31, 2016.

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

The following is a summary of stock option activity during the years ended December 31, 2016, 2015 and 2014:

	Shares	Weighted Average Exercise Price per Share

Options outstanding, December 31, 2013	1,380,000	$0.87
Options exercised	(530,000)	$0.21
Options forfeited	(100,000)	$1.16
Options outstanding, December 31, 2014	750,000	$1.29
Options granted	570,000	$0.58
Options forfeited	(250,000)	$1.18
Options outstanding, December 31, 2015	1,070,000	$0.94
Options granted	485,000	$0.66
Options outstanding, December 31, 2016	1,555,000	$0.85

On November 30, 2016, the Company granted the aggregate amount of 485,000 options to Company’s directors, officers and employees. The options are exercisable at a price of $0.66 for a period of five years from the date of grant and 161,667 options vest on November 30, 2017, 161,667 options vest on November 30, 2018 and 161,668 on November 30, 2019.

During the year ended December 31, 2016, the Company recognized $0.02 million (2015 - $0.01 million; 2014 - $0.02 million) in stock-based compensation relating to employee stock options that were issued and/or had vesting terms.

As at December 31, 2016, the aggregate intrinsic value of the outstanding exercisable options was $0.4 million (2015 - $Nil; 2014 – $Nil).

15 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015 and 2014

(amounts expressed in thousands of US dollars)

8.	Share Capital (continued)

Stock options (continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2016:

Expiry Date	Number Outstanding	Number Exercisable	Remaining Contractual Life (Years)	Exercise Price
June 3, 2018	50,000	50,000	1.42	$1.16
September 3, 2018	150,000	150,000	1.67	$1.59
September 18, 2018	300,000	300,000	1.72	$1.26
September 8, 2020	570,000	523,334	3.69	$0.58
November 30, 2021	485,000	0	4.92	$0.66
Balance, December 31, 2016	1,555,000	1,023,334	3.42

The fair value of stock options granted as above is calculated using the following weighted average assumptions:

	2016	2015	2014
Expected life years	4.92	5.00	-
Interest rate	1.00%	0.75%	-
Volatility	81.27%	76.83%	-
Dividend yield	0.00%	0.00%	-

Warrants

During the year ended December 31, 2016, the Company issued 14,317,700 (2015 – 10,000,000) share purchase warrants in connection with the July 2016 financing and in relation to its debt restructuring. See Notes 10(ii) and 11, for accounting treatment.

The following is a summary of common share purchase warrants activity:

	December 31,2016	December 31,2015	December 31,2014
Balance, beginning of year	10,000,000	-	-
Issued - financing units	5,560,000	-	-
Issued - financing brokers (1)	757,700	-	-
Issued - debt restructuring (1)	8,000,000	10,000,000	-
Balance, end of year	24,317,700	10,000,000	-

(1) Non-tradable share purchase warrants.

The following table summarizes information about share purchase warrants outstanding and exercisable at December 31, 2016:

Expiry Date	Number Outstanding	Remaining Contractual Life (Years)	Exercise Price
June 8, 2020	10,000,000	3.69		$0.95
July 25, 2019	5,560,000	2.82	C$	2.00
July 25, 2019	757,700	2.82	C$	2.00
November 18, 2021	8,000,000	4.89		$0.85

16 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015 and 2014

(amounts expressed in thousands of US dollars)

9.	Asset Retirement Obligations and Financial Reclamation Assurance

Reclamation Financial Assurance

The Company is required to provide the Bureau of Land Management, the State Office of Mine Reclamation and Kern County, California with a revised reclamation cost estimate annually.  The financial assurance is adjusted once the cost estimate is approved.  The Company’s provision for reclamation of the property is estimated each year by an independent consulting engineer. This estimate, once approved by state and county authorities, forms the basis for a cash deposit of reclamation financial assurance. The reclamation assurance provided as at December 31, 2016 was $1.5 million (December 31, 2015 - $0.6 million).

The Company is also required to provide financial assurance with the Lahontan Regional Water Quality Control Board (the “Regional Board”) for closure and reclamation costs related to the lined impoundments, which are defined as the Stage 1 heap leach pad, the overflow pond, and the solution collection channel. The reclamation financial assurance estimate for as of December 31, 2016, is $1.2 million (December 31, 2015 - $Nil).

In addition to the above, the Company is required to obtain and maintain financial assurance for initiating and completing corrective action and remediation of a reasonably foreseeable release from the Project’s waste management units as required by the Regional Board. The reclamation financial assurance estimate for as of December 31, 2016, is $0.3 million (December 31, 2015 - $0.3 million).

The Company entered into $3.0 million in surety bond agreements in order to release its reclamation deposits. The Company pays a yearly premium of $0.1 million. Golden Queen Mining Co. Ltd. has provided a corporate guaranty on the surety bonds (see Note 13).

Asset Retirement Obligation

The total asset retirement obligation as of December 31, 2016, was $1.4 million (December 31, 2015 - $1.0 million).

The Company estimated its asset retirement obligations based on its requirements to reclaim and remediate its property based on its activities to date. As at December 31, 2016, the Company estimates the primary cash outflow related to these reclamation activities will commence in 2028. Reclamation provisions are measured at the expected value of future cash flows discounted to their present value using a discount rate based on a credit adjusted risk-free interest rate of 9.2% and an inflation rate of 2.27%.

The following is a summary of asset retirement obligations:

	December 31, 2016	December 31, 2015
Balance, beginning of the year	$978	$624
Accretion	90	-
Changes in cash flow estimates	298	354
Balance, end of the year	$1,366	$978

17 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015 and 2014

(amounts expressed in thousands of US dollars)

10.	Related Party Transactions

Except as noted elsewhere in these consolidated financial statements, related party transactions are disclosed as follows:

(i)	Management Agreement

The Company hired current board member, Thomas M. Clay, to take over the position of Chief Executive Officer with a yearly salary of $100,000. No consulting agreement or management agreement has been signed at this time.

(ii)	Notes Payable

On January 1, 2014, the Company entered into an agreement to secure a $10.0 million loan (the “January 2014 Loan”) provided by members of the Clay family, who are shareholders of the Company, with twelve-month term and an annual interest rate of 5%, payable on the maturity date. Because the January 2014 Loan remained outstanding for more than 183 days, an additional 5% charge was applicable. $7.5 million of principal balance of the loan, $0.4 million of accrued interest, and an additional charge of $0.4 million were paid on December 31, 2014.

The $2.5 million remaining balance of the loan, accrued interest of $0.1 million and an additional charge of $0.1 million, were paid on January 5, 2015.

On December 31, 2014, the Company also entered into a new loan (the “December 2014 Loan”) with the same parties for $12.5 million, due on July 1, 2015 and bore an annual interest rate of 10%. The loan was guaranteed by GQM Holdings, and secured by a pledge of the Company's interests in GQM Canada, GQM Canada’s interest in GQM Holdings and GQM Holdings' 50% interest in GQM LLC.

The Company also incurred a financing fee to secure the loan in the amount of $1.0 million, of which, $0.8 million was paid on December 31, 2014 and the remaining $0.3 million was paid on January 5, 2015.

On June 8, 2015, the Company amended the December 2014 Loan to extend the maturity to December 8, 2016 and increased the principal amount from $12.5 million to $37.5 million (the “June 2015 Loan”). The Company also issued to the lenders 10,000,000 common share purchase warrants exercisable for a period of five years expiring June 8, 2020. The common share purchase warrants have an exercise price of $0.95. All other terms remained the same as the December 2014 Loan. The Company also incurred financing fees to secure the loan in the amount of $1.5 million. The Company agreed to pay the legal fees incurred by the lenders relating to this debt instrument which amounted to $0.04 million. The total legal fees were expensed as the transaction met the definition of a debt extinguishment.

On November 18, 2016, the Company repaid $12.2 million of the June 2015 Loan and accrued interest with cash on hand and the net proceeds of $10.1 million from an equity financing. The Company restructured the remaining debt with a new loan with a principal amount of $31.0 million (the “November 2016 Loan”). The new loan has a thirty-month term and an annual interest rate of 8%, payable on a quarterly basis commencing during the first quarter of 2017. Quarterly principal payments of $2.5 million commence during the first quarter of 2018, with a payment of the remaining balance at the maturity date. The first four quarterly interest payments under the November 2016 Loan can be added to the loan principal balance rather than paid in cash, at the Company’s option.

In connection with the new loan the Company issued 8,000,000 common share purchase warrants exercisable for a period of five years expiring November 21, 2021. The common share purchase warrants have an exercise price of $0.85. The Company also incurred a financing fee to secure the loan in the amount of $0.9 million, all of which was paid on November 18, 2016.

18 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015 and 2014

(amounts expressed in thousands of US dollars)

10.	Related Party Transactions (continued)

(ii)	Notes Payable (continued)

The table below summarizes the activity on the notes payable:

	December 31, 2016	December 31, 2015	December 31, 2014
Balance, beginning of the year	$36,053	$13,881	$-
Interest payable transferred to principal balance	2,977	1,182	-
Accretion of discount on loans	1,996	1,374	-
Capitalized financing fee and legal fees	(930)	-	(1,119)
Reduction of debt upon isssuance of warrants	(3,090)	-	-
Repayment of loans and interest	(10,659)	(2,500)	(7,500)
Fair value at inception, notes payable	-	33,497	22,500
Unamortized expenses	-	967	-
Loss on extinguishment of debt	-	152	-
Extinguishment of debt	-	(12,500)	-
Balance, end of the year	$26,347	$36,053	$13,881

(iii)	Share Purchase Warrants

On June 8, 2015, the Company issued 10,000,000 share purchase warrants to the Clay family in connection with the June 2015 Loan. The share purchase warrants are exercisable until June 8, 2020 at an exercise price of $0.95. Included in the June 2015 Loan agreement was an anti-dilution provision. If the Company were to complete a financing at a share price lower than the exercise price of the share purchase warrants, the exercise price of the share purchase warrants would be adjusted to match the price at which the financing was completed.

On November 18, 2016, the Company issued 8,000,000 share purchase warrants to the Clay family in connection with the November 2016 Loan. The share purchase warrants are exercisable until November 18, 2021 at an exercise price of $0.85. Included in the November 2016 Loan agreement was an anti-dilution provision. If the Company were to complete a financing at a share price lower than the exercise price of the share purchase warrants, the exercise price of the share purchase warrants would be adjusted to match the price at which the financing was completed.

The share purchase warrants meet the definition of a derivative liability instrument as the exercise price is not a fixed price as described above. Therefore, the settlement feature does not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15.

The fair value of the derivative liabilities related to the share purchase warrants as at December 31, 2016 is $5.5 million (December 31, 2015 - $2.5 million). The derivative liabilities were calculated using the binomial and the Black-Scholes pricing valuation models with the following assumptions:

Warrants related to June 2015 Loan	2016	2015
Risk-free interest rate	0.84%.	0.73%
Expected life of derivative liability	3.44 years	4.44 years
Expected volatility	78.79%	72.29%
Dividend rate	0.00%	0.00%

Warrants related to November 2016 Loan	2016	2015
Risk-free interest rate	1.11%	-
Expected life of derivative liability	4.89 year	-
Expected volatility	77.21%	-
Dividend rate	0.00%	-

19 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015 and 2014

(amounts expressed in thousands of US dollars)

10.	Related Party Transactions (continued)

(iii)	Share Purchase Warrants (continued)

The change in the derivative share purchase warrants is as follows:

	December 31, 2016	December 31, 2015
Balance, beginning of the year	$2,498	$-
Fair value at inception	3,090	4,002
Change in fair value	(130)	(1,504)
Balance, end of the year	$5,458	$2,498

(iv)	Amortization of Discounts and Interest Expense

The following table summarizes the amortization of discounts and interest on loans and convertible debentures:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2016	2015	2014
Accretion of the June 2015 Loan discount	$1,785	$1,374	$-
Interest expense related to the June 2015 Loan	3,599	2,151	-
Accretion of the Nov 2016 Loan discount	210	-	-
Interest expense related to the Nov 2016 Loan	296	-	-
*Interest expense related to Komatsu financial loans	603	282	3
Interest expense related to the convertible debentures	-	95	181
Amortization of the convertible debentures	-	1,853	-
Interest expense related to the January 2014 Loan			1,000
Interest expense related to the December 2014 Loan	-	548	-
Interest on Gauss advance			210
Accretion of debt discount on the convertible debentures	-	-	2,511
Accretion of the december 2014 loan financing fees	-	967	-
Accretion of discount and interest on loan and convertible debentures	$6,493	$7,270	$3,905

The Company’s loans were contracted to fund significant development costs. The Company capitalizes a portion of the interest expense as it related to funds borrowed to complete development activities at the Project site.

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2016	2015	2014
Accretion of discounts and interest on loan, advance and convertible debenture*	$6,493	$7,270	$3,905
Less: Interest costs capitalized**	(1,005)	(2,763)	(2,412)
Interest expense	$5,488	$4,507	$1,493

*Komatsu is not a related party and has only been included in the above table to reconcile the total interest expense incurred for the period to the amounts capitalized and expensed.

**Interest capitalization ended on March 31, 2016 because the mine went into production on April 1, 2016.

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

20 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015 and 2014

(amounts expressed in thousands of US dollars)

10.	Related Party Transactions (continued)

(v)	Joint Venture Transaction (continued)

Gauss is a funding vehicle owned by entities controlled by Leucadia National Corporation (NYSE: LUK) (“Leucadia”) and certain members of the Clay family, a shareholder group which collectively owned approximately 27% of the issued and outstanding shares of Golden Queen (the “Clay Group”) at the time of the transaction. Gauss is owned 70.51% by Gauss Holdings LLC (“Gauss Holdings”, Leucadia’s investment entity) and 29.49% by Auvergne LLC (“Auvergne”, the Clay Group’s investment entity). Pursuant to the transaction, Leucadia was paid a transaction fee of $2.0 million and $0.3 million was paid to Auvergne through GQM LLC in 2014. The Company has adopted an accounting policy of expensing these transaction costs.

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

The Company has presented Gauss’ ownership in GQM LLC as a non-controlling interest amount on the balance sheet within the equity section. However, there are terms in the agreement that provides for the exit from the investment in GQM LLC for an initial member whose interest in GQM LLC becomes less than 20%.

If a member becomes less than a 20% interest holder, its remaining unit interest will (ultimately) be terminated through one of three events at the non-diluted member’s option:

a.	Through conversion to a net smelter royalty (“NSR”);
b.	Through a buy-out (at fair value) by the non-diluted member; or
c.	Through a sale process by which the diluted member’s interest is sold

The net assets of GQM LLC as of December 31, 2016, and December 31, 2015 are as follows:

	December 31, 2016	December 31, 2015
Assets, GQM LLC	$151,802	$158,210
Liabilities, GQM LLC	(20,710)	(22,591)
Net assets, GQM LLC	$131,092	$135,619

Included in the assets above, is $11.1 million (December 31, 2015 - $31.5 million) in cash held as at December 31, 2016. The cash in GQM LLC is directed specifically to fund capital expenditures required to continue with production and settle GQM LLC’s obligations. The liabilities of GQM LLC do not have recourse to the general credit of the primary beneficiary except for two mining drill loans and $3.0 million in surety bond agreements.

Non-Controlling Interest

The carrying value of the non-controlling interest is adjusted for net income and loss, distributions and contributions pursuant to ASC 810-10 based on the same percentage allocation used to calculate the initial book value of temporary equity.

21 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015 and 2014

(amounts expressed in thousands of US dollars)

10.	Related Party Transactions (continued)

(v)	Joint Venture Transaction (continued)

Non-Controlling Interest (continued)

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2016	2015	2014
Net and comprehensive loss in GQM LLC	$(4,526)	$(3,550)	$(2,805)
Non-controlling interest percentage	50%	50%	50%
Net and comprehensive loss attributable to non-controlling interest	$(2,263)	$(1,775)	$(1,403)
Net and comprehensive loss attributable to permanent non-controlling interest	$(1,359)	$(1,065)	$(842)
Net and comprehensive loss attributable to temporary non-controlling interest	$(904)	$(710)	$(561)

	Permanent Non- Controlling Interest	Temporary Non- Controlling Interest
Carrying value of non-controlling interest, December 31, 2015	$40,686	$27,124
Net and comprehensive loss for the year	(1,359)	(904)
Carrying value of non-controlling interest, December 31, 2016	$39,327	$26,220

Dilution of Interest in Subsidiary

As a result of the Joint Venture Transaction, the Company’s interest in GQM LLC was diluted from 100% to 50% and ordinarily, the Company would recognize gain on dilution with the book value of the investment in GQM LLC increasing as well. However, since the transaction was with a related party and the Company retained control, the excess has not been recognized in net income but rather has been recorded in equity as an increase to APIC based on guidance provided in ASC 810-10-55-4D and -4E.

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

22 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015 and 2014

(amounts expressed in thousands of US dollars)

10.	Related Party Transactions (continued)

(v)	Joint Venture Transaction (continued)

Standby Commitment

In 2014, Golden Queen also entered into a backstop guarantee agreement with Gauss (the “Backstop Agreement”) whereby, if the Company conducts a rights offering, Gauss has agreed to purchase, upon the terms set forth in the Backstop Agreement, any common shares which have not been acquired pursuant to the exercise of rights under the Rights Offering at a purchase price to be determined but not to exceed $1.10 per common share, up to a maximum amount of $45 million in the aggregate. In consideration for entering into the Backstop Agreement, on closing of the Joint Venture, the Company paid Leucadia and Auvergne a standby guarantee fee of $2.3 million, of which $0.7 million was paid to Auvergne.

The Transaction Agreement and Backstop Agreement contemplated that the Company would file a registration statement in connection with the rights offering by October 15, 2014. The Company has decided not to proceed with a rights offering, and as a result the standby commitment has expired.

11.	Derivative Liabilities

On July 25, 2016, the Company issued a total of 6,317,700 share purchase warrants in connection with the July 2016 financing with an exercise price of C$2.00. In accordance with the guidance in ASC 815-40-15, the share purchase warrants met the criteria of a derivative instrument liability because they were exercisable in a currency other than the functional currency of the Company and thus did not meet the “fixed-for-fixed” criteria of that guidance. As a result, the Company was required to separately account for the share purchase warrants as derivative instrument liabilities recorded at fair value and marked-to-market each period with the changes in the fair value each period charged or credited to income.

As at December 31, 2016, the Company had re-measured the share purchase warrants and determined the fair value of the derivative liability to be $1.0 million using the Black-Scholes option pricing model with the following assumptions:

December 31, 2016
Risk-free interest rate	0.84%
Expected life of derivative liability in years	2.56 years
Expected volatility	79.40%
Dividend rate	0.00%

As at December 31, 2016, the changes of derivative liability for share purchase warrants are as follows:

December 31, 2016
Fair value of warrants issued	$2,701
Change in fair value of warrants	(1,729)
Balance, end of the year	$972

Please refer to Note 10 (iii) for derivative liability on share purchase warrants issued to related party.

23 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015 and 2014

(amounts expressed in thousands of US dollars)

12.	Supplementary Disclosures of Cash Flow Information

	Year Ended December 31,	Year Ended December 31,
	2016	2015
Cash paid during the year for:
Interest on loan payable	$603	$1,214
Non-cash financing and investing activities:
Asset retirement costs charged to mineral property interests	$297	$354
Mining and mobile equipment acquired through issuance of debt	$1,783	$19,367
Mineral property expenditures included in accounts payable	$1,929	$2,858
Interest cost capitalized to mineral property interests	$839	$2,763
Non-cash amortization of discount and interest expense	$6,571	$4,225
Interest payable converted to principal balance	$-	$1,182

13.	Commitments and Contingencies

Royalties

The Company has acquired a number of mineral properties outright. It has acquired exclusive rights to explore, develop and mine other portions of the Project under various mining lease agreements with landowners. Royalty amount due to each landholder over the life of the Project varies with each property.

Finder’s Fee

The Company has agreed to issue 100,000 common shares as a finder’s fee in connection with certain property acquisitions upon commencement of commercial production of the Project. On December 19, 2016, the Company declared commercial production and recorded a provision of $0.05 million as finder fee. Shares were issued on January 17, 2017.

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

Corporate Guaranties

The Company has provided corporate guaranties for two of GQM LLC’s mining drill loans (Note 16). The Company has also provided corporate a guaranty for GQM LLC’s surety bonds (Note 9).

14.	Financial Instruments

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

24 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015 and 2014

(amounts expressed in thousands of US dollars)

14.	Financial Instruments (continued)

Fair Value Measurements (continued)

The three levels of the fair value hierarchy are as follows:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party (Note 10(iii))	$5,458	$-	$5,458	$-
Share purchase warrants – (Note 11)	972	-	972	-
	$6,430	$-	$6,430	$-

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party (Note 10(iii))	$2,498	$-	$2,498	$-

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

The Company maintains its US Dollar and Canadian Dollar cash in bank accounts with major financial institutions with high credit standings. Cash deposits held in the United States are insured by the FDIC for up to $0.3 million and Canadian Dollar cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to C$0.1 million.

Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to US Dollar deposits held in Canadian financial institutions. As of December 31, 2016, the Company’s cash balances held in United States and Canadian financial institutions include $13.3 million, which are not fully insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

25 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015 and 2014

(amounts expressed in thousands of US dollars)

14.	Financial Instruments (continued)

Interest Rate Risk

The Company holds 77% of its cash in bank deposit accounts with a single major financial institution. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash balances during the year ended December 31, 2016, a 1% decrease in interest rates would have reduced the interest income for 2016 to a trivial amount.

Foreign Currency Exchange Risk

Certain purchases of corporate overhead expenditures are denominated in Canadian Dollar. As a result, currency exchange fluctuations may impact the costs of our operations. Specifically, the appreciation of the Canadian Dollar against the US Dollar may result in an increase in the Canadian operating expenses in US dollar terms. As of December 31, 2016, the Company maintained the majority of its cash balance in US Dollar. The Company currently does not engage in any currency hedging activities.

Commodity Price Risk

The Company’s primary business activity is the development of the open pit, gold and silver, heap leach project on the Project. Decreases in the price of either of these metals from current levels has the potential to negatively impact the future viability of the Project.

15.	Loss Per Share

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2016	2015	2014
Numerator:
Net loss attributable to the shareholders of the Company - numerator for basic and diluted LPS	$(7,429)	$(5,461)	$(8,469)
Denominator:
Weighted average number of common shares outstanding -basic and diluted	104,737,396	99,893,341	99,611,278

Loss per share – basic and diluted	$(0.07)	$(0.05)	$(0.09)

Weighted average number of shares for the year ended December 31, 2016 excludes 1,555,000 options (2015-1,070,000, 2014-750,000) and 24,317,700 warrants (2015 – 10,000,000 2014 – Nil) that were antidilutive.

16.	Loan Payable

During the year ended December 31, 2016, the Company acquired two (2) (2015 –nineteen (19)) pieces of mining equipment from Komatsu and one (1) mining drill with Atlas Copco (2015 one (1)) through financing agreements. As at December 31, 2016 and December 31, 2015, the finance agreement balances are as follows:

26 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015 and 2014

(amounts expressed in thousands of US dollars)

16.	Loan Payable (continued)

	December 31, 2016	December 31, 2015
Balance, beginning of the year	$18,373	$913
Additions	2,047	23,156
Down payments, taxes and principal repayments	(5,270)	(5,696)
Balance, end of the year	$15,150	$18,373

The terms of the financing agreements are as follows:

	December 31, 2016	December 31, 2015
Total acquisition costs	$26,309	$24,262
Interest rates	0.00% - 4.40%	0.00% - 4.40%
Monthly payments	$4,669 - $33,906	$4,669 - 33,906
Average remaining life (Years)	2.54	3.46
Short-term portion	$5,656	$4,943
Long-term portion	$9,494	$13,430

For the year ended December 31, 2016, the Company made total down payments of $0.3 million (2015 - $3.8 million). The down payments consist of the sales tax on the assets and a 10% payment of the pre-tax purchase price. All of the loan agreements are for a term of four years, except two which are for three years, and are secured by the underlying asset except for two mining drill loans for which GQM Ltd. has provided a corporate guarantee.

The following table outlines the principal payments to be made for each of the remaining years:

Year	Principal Payments
2017	5,656
2018	5,796
2019	3,621
2020	77
Total	$15,150

17.	Comparative Figures

Certain comparative figures have been reclassified to conform to the financial statement presentation adopted for the current year. The reclassification has no impact on the net loss, deficit accumulated or the cash flows as previously reported.

18.	Subsequent Events

Subsequent to December 31, 2016, GQM LLC acquired a crawler dozer valued at $0.6 million and two haul trucks valued at $1.5 million each.

On January 1, 2017, the Company was to make the quarterly interest payment on the November 2016 loan. In accordance with the terms of the November 2016 loan agreement, the Company chose to exercise its right to add the interest owed on January 1, 2017 to the principal balance of the November 2016 loan. The principal balance of the loan was accordingly increased by $0.3 million.

27 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015 and 2014

(amounts expressed in thousands of US dollars)

19.	GQM Ltd. Non-Consolidated Information

The following condensed unconsolidated financial information represents the financial information of GQM Ltd. The information is presented in accordance with the requirements of Rule 12-04 under the SEC’s Regulation S-X. Investments in the Company’s subsidiaries are accounted for under the equity method. In addition, disclosure requirements of Rule 12-04 of Regulation S-X regarding material contingencies, long-term obligations, and guarantees are the same as those included in Note 10(ii), Note 13 and Note 16. The Company has no material contingencies.

(i)	Non-Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash	$1,963	$5,003
Receivables	112	55
Prepaid expenses and other current assets	49	44
Total current assets	2,124	5,102
Capitalized interest	5,675	5,130
Investment in subsidiaries	23,208	28,162
Due from subsidiaries	29,616	27,777
Total Assets	$60,623	$66,171
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$165	$68
Interest payable	296	970
Notes payable	-	36,053
Derivative liability – Related party warrants	5,458	2,498
Derivative liability – Warrants	972	-
Total current liabilities	6,891	39,589
Notes payable	26,347	-
Total liabilities	33,238	39,589
Shareholders’ Equity
Common shares, no par value, unlimited shares authorized (2015 - unlimited); 111,048,683 (2015 – 99,928,683) shares issued and outstanding	71,067	62,860
Additional paid-in capital	43,653	43,628
Deficit accumulated	(87,335)	(79,906)
Total Shareholders’ Equity	27,385	26,582
Total Liabilities, Temporary Equity and Shareholders’ Equity	$60,623	$66,171

28 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015 and 2014

(amounts expressed in thousands of US dollars)

19.	GQM Ltd. Non-Consolidated Information - Continued

(ii)	Non-Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2016	2015	2014
General and administrative expenses	$(1,998)	(597)	(2,999)
Gain on derivative instruments	1,859	3,335	1,004
Total (expenses) gains	(139)	2,738	(1,995)
Other income (expenses)
Interest expense	(5,058)	(4,225)	(1,325)
Interest income	2,722	2,177	1,459
Loss on extinguishment of debt	-	(152)	-
Financing fee	-	(1,500)	-
Commitment fee	-	-	(2,250)
Total other (expenses)	(2,336)	(3,700)	(2,116)
Net (loss) before equity in earnings (losses) of subsidiaries	(2,475)	(962)	(4,111)
Equity in (losses) of subsidiaries	(4,954)	(4,499)	(4,358)
Net and comprehensive loss attributable to Golden Queen Mining Co Ltd. for the year	$(7,429)	$(5,461)	$(8,469)

29 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015 and 2014

(amounts expressed in thousands of US dollars)

19.	GQM Ltd. Non-Consolidated Information - Continued

(iii)	Non-Consolidated Statements of Cash Flows

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net loss for the year	$(7,429)	$(5,461)	$(8,469)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Equity in losses of subsidiaries	4,954	4,499	4,358
Depreciation	294	-	-
Amortization of debt discount and interest accrual	5,732	4,225	1,535
Change in fair value of derivative liabilities	(1,858)	(3,334)	(1,004)
Stock-based compensation	24	159	235
Non-cash consulting expense	-	151	-
Financing fee related to long-term debt	-	1,500	-
Transaction fee on note payable	-	-	-
Loss on extinguishment of debt	-	152	-
Unrealized foreign exchange	(208)	(840)	(505)
Due from Subsidiaries	(2,682)	-	-
Changes in assets and liabilities:
Receivables	(57)	75	(116)
Prepaid expenses and other current assets	(5)	13	(27)
Accounts payable and accrued liabilities	305	(108)	(177)
Interest payable	(674)	(951)	(1,146)
Cash (used in) generated on operating activities	(1,604)	80	(5,316)
Investment activities:
Advances to subsidiaries	-	(15,236)	(10,790)
Cash used in investing activities	-	(15,236)	(10,790)
Financing activities:
Interest received from subsidiaries	843	2,110	1,853
Issuance of common shares and warrants, net of share issue costs	10,908	-	-
Repayments of note payable and accrued interest	(12,257)	-	-
Transaction fee on note payable	(930)	-	-
Borrowing under long-term debt	-	25,000	32,500
Repayment of short-term debt	-	(2,500)	(17,500)
Financing fees related to short-term debt	-	(1,500)	(869)
Repayment of convertible debentures	-	(7,675)	-
Financing fees related to short-term debt capitalized to the loan	-	(250)	-
Issuance of common shares upon exercise of stock options	-	-	111
Cash (used in) provided by financing activities	(1,436)	15,185	16,095
Net change in cash	(3,040)	29	(11)
Cash, Beginning balance	5,003	4,974	4,985
Cash, Ending balance	$1,963	$5,003	$4,974

30 | Page