Form 10-Q
period 2017-03-31
GOLDEN QUEEN MINING CO LTD
filed 2017-05-10
CIK 1025362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2017 the registrant’s outstanding common stock consisted of 111,148,683 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Golden Queen Mining Co. Ltd.

Condensed Consolidated Interim Financial Statements

March 31, 2017

(US dollars – Unaudited)

1 | Page

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Balance Sheets

(amounts expressed in thousands of US dollars - Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash	$9,451	$13,301
Receivables	67	34
Inventories (Note 5)	11,814	10,941
Prepaid expenses and other current assets	632	577
Total current assets	21,964	24,853
Property, plant, equipment and mineral interests (Note 6)	138,074	134,550
Advance minimun royalties	304	303
Total Assets	$160,342	$159,706
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$5,037	$4,264
Interest payable (Note 9 (iii))	626	296
Current portion of note payable (Note 9 (ii))	2,500	-
Current portion of loan payable (Note 16)	6,137	5,656
Derivative liability – Related party warrants (Note 10)	5,885	5,458
Derivative liability – Warrants (Note 10)	1,026	972
Total current liabilities	21,211	16,646
Note payable (Note 9 (ii))	24,429	26,347
Loan payable (Note 16)	10,089	9,494
Asset retirement obligation (Note 8)	1,483	1,366
Deferred tax liability	12,922	12,922
Total liabilities	70,134	66,775
Temporary Equity
Redeemable portion of non-controlling interest (Note 9 (iv))	26,064	26,220
Shareholders’ Equity
Common shares, no par value, unlimited shares authorized (2016 - unlimited); 111,148,683 (2016 – 111,048,683) shares issued and outstanding (Note 7)	71,126	71,067
Additional paid-in capital	43,686	43,652
Deficit accumulated	(89,761)	(87,335)
Total shareholders’ equity attributable to GQM Ltd.	25,051	27,384
Non-controlling interest (Note 9 (iv))	39,093	39,327
Total Shareholders’ Equity	64,144	66,711
Total Liabilities, Temporary Equity and Shareholders’ Equity	$160,342	$159,706

Ability to Continue as a Going Concern (Note 2)

Commitments and Contingencies (Note 12)

Subsequent Events (Note 17)

Approved by the Directors:

“Thomas M. Clay”	“Bryan A. Coates”
Thomas M. Clay, Director	Bryan A. Coates, Director

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

2 | Page

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss

(amounts expressed in thousands of US dollars, except shares amounts - Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2017	2016
Revenues
Metal Sales	$14,804	$-

Cost of Sales
Direct mining costs	(11,561)	-
Depreciation and depletion (Note 6)	(2,756)	-
Income from mine operations	487	-

General and administrative expenses (Note 14)	(1,416)	(1,527)
Operating loss	(929)	(1,527)

Other (expenses) income
Loss on derivative instruments (Note 10)	(481)	(7,031)
Interest expense (Note 9 (iii))	(1,047)	(762)
Interest income	25	40
Other expenses	(384)	-
Total other expenses	(1,887)	(7,753)
Net and comprehensive loss for the period	$(2,816)	$(9,280)
Less: Net and comprehensive loss attributable to the non-controlling interest for the period (Note 9 (iv))	390	355
Net and comprehensive loss attributable to Golden Queen Mining Co Ltd. for the period	$(2,426)	$(8,925)
Loss per share – basic (Note 15)	$(0.02)	$(0.09)
Loss per share – diluted (Note 15)	$(0.02)	$(0.09)

Weighted average number of common shares outstanding -basic	111,080,008	99,928,683
Weighted average number of common shares outstanding - diluted	111,080,008	99,928,683

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

3 | Page

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Statements of Shareholders’ Equity, Non-controlling Interest and Redeemable Portion of Non-controlling Interest

(amounts expressed in thousands of US dollars, except shares amounts- Unaudited)

	Common shares	Amount	Additional Paid-in Capital	Deficit Accumulated	Total Shareholders’ Equity attributable to GQM Ltd	Non- controlling Interest	Total Shareholders’ Equity	Redeemable Portion of Non- controlling Interest
Balance, December 31, 2015	99,928,683	$62,860	$43,628	$(79,906)	$26,582	$40,686	$67,268	$27,124
Stock-based compensation	-	-	4	-	4	-	4	-
Net loss for the period	-	-	-	(8,926)	(8,926)	(213)	(9,139)	(142)
Balance, March 31, 2016	99,928,683	$62,860	$43,632	$(88,832)	$17,660	$40,473	$58,133	$26,982

Balance, December 31, 2016	111,048,683	$71,067	$43,652	$(87,335)	$27,384	$39,327	$66,711	$26,220
Issuance of common shares (Note 7)	100,000	59	-	-	59	-	59	-
Stock-based compensation	-	-	34	-	34	-	34	-
Net loss for the period	-	-	-	(2,426)	(2,426)	(234)	(2,660)	(156)
Balance, March 31, 2017	111,148,683	$71,126	$43,686	$(89,761)	$25,050	$39,093	$64,144	$26,064

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

4 | Page

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Statements of Cash Flows

(amounts expressed in thousands of US dollars - Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2017	2016
Operating Activities
Net loss for the period	$(2,816)	$(9,280)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation and depletion	2,756	7
Amortization of debt discount and interest accrual	286	762
Accretion expense	30	-
Change in fair value of derivative liabilities (Note 10)	481	7,031
Stock based compensation	34	4
Unrealized foreign exchange	(5)	-
Non-cash finder fees	59	-
Changes in non-cash working capital items:
Receivables	(33)	(2)
Prepaid expenses & other current assets	(55)	(7)
Inventory	(873)	(1,622)
Accounts payable & accrued liabilities	2,301	51
Interest payable	626	(144)
Cash generated from (used in) operating activities	2,791	(3,200)
Investment activities:
Additions to property, plant, equipment and mineral interests	(5,236)	(7,401)
Release (purchase) of reclamation financial assurance deposit	-	902
Cash used in investing activities	(5,236)	(6,499)
Financing activities:
Repayments of loan payable (Komatsu)	(1,405)	(1,230)
Cash used in financing activities	(1,405)	(1,230)
Net change in cash and cash equivalents	(3,850)	(10,929)
Cash and cash equivalents, beginning balance	13,301	37,586
Cash and cash equivalents, ending balance	$9,451	$26,657

Supplementary Disclosures of Cash Flow Information (Note 11)

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

5 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

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

The unaudited condensed consolidated interim financial statements of Golden Queen Mining Co. Ltd. have been prepared using accounting principles generally accepted in the United States (US GAAP) applicable to a going concern.

The Company generated $14.8 million in revenues from operations during the three months ended March 31, 2017. The Company had an accumulated deficit of $89.8 million and a working capital surplus of $0.8 million at March 31, 2017.

Golden Queen Mining Co Ltd. expects to have sufficient cash on hand to meet its corporate general and administrative expenditures for the next twelve months from the date of the approval of these condensed consolidated interim financial statements. However, the Company is required to pay $5.4 million and $3.1 million in accrued interest and debt principal repayment on January 1, 2018 and April 1, 2018, respectively. The Company will need to receive cash distributions from GQM LLC to service its debt and such distributions are contingent on GQM LLC’s ability to generate positive cash flows. This situation raises substantial doubt about the Company’s ability to continue as a going concern.

The Company anticipates receiving sufficient distributions from GQM LLC during this fiscal year to service its debt in 2018, however such distributions are dependent on a number of factors, including the gold price and the ability of the mine to perform according to the mine plan in 2017 and 2018. Because of the uncertainty relating to the above factors, there can be no assurance that sufficient distributions will be generated and paid by GQM LLC to the Company in order for it to meet its obligations when they fall due. If the distributions are not sufficient, the Company will need to either raise equity or negotiate with its debt lender a delay in principal and interest repayments.

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

The unaudited condensed consolidated interim financial statements do not reflect adjustments to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used, that would be necessary if the company were unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material.

3.	Basis of Presentation

The unaudited condensed consolidated interim financial statements have been prepared in accordance with US GAAP. The accounting policies followed in preparing these condensed consolidated interim financial statements are those used by the Company as set out in the audited consolidated financial statements for the year ended December 31, 2016.

6 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

3.	Basis of Presentation (continued)

Certain information and note disclosures normally included for annual consolidated financial statements prepared in accordance with US GAAP have been omitted. These condensed consolidated interim financial statements should be read together with the audited consolidated financial statements of the Company for the year ended December 31, 2016.

In the opinion of management, all adjustments considered necessary (including reclassifications and normal recurring adjustments) to present fairly the financial position, results of operations and cash flows at March 31, 2017 and for all periods presented, have been included in these financial statements. The interim results are not necessarily indicative of results for the full year ending December 31, 2017, or future operating periods. For further information, see the Company’s annual consolidated financial statements, including the accounting policies and notes thereto.

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

These unaudited condensed consolidated interim financial statements include the accounts of Golden Queen, a limited liability Canadian corporation (Province of British Columbia), its wholly-owned subsidiary, GQM Holdings, a US (State of California) corporation, and GQM LLC, a limited liability company in which Golden Queen has a 50% interest, through GQM Canada’s ownership of GQM Holdings. GQM LLC meets the definition of a Variable Interest Entity (“VIE”). Golden Queen has determined it is the member of the related party group that is most closely associated with GQM LLC and, as a result, is the primary beneficiary who consolidates GQM LLC.

4.	Summary of Accounting Policies and Estimates and Judgements

Estimates The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and judgements have been made by Management in several areas including the accounting for the joint venture transaction and determination of the temporary and permanent non-controlling interest, the recoverability of mineral properties interests, royalty obligations, inventory valuation, asset retirement obligations, and derivative liability – warrants. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

(i)	In July 2015, ASU No. 2015-11 was issued related to the inventory, simplifying the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The update is effective in fiscal years, including interim periods beginning after December 15, 2016. The Company records inventory at the lower of cost or net realizable value and the adoption of this guidance effective January 1, 2017 had no impact on the consolidated financial statements.

(ii)	In March 2016, ASU No. 2016-09 was issued related to stock-based compensation. The new guidance simplifies the accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update is effective for the Company’s fiscal year and interim periods beginning after December 15, 2016. The adoption of this guidance as of January 1, 2017 had no impact on the consolidated financial statements.

7 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

4.	Summary of Accounting Policies and Estimates and Judgements (continued)

New Accounting Policies

(iii)	In May 2014, ASU 2014-09 was issued related to revenue from contracts with customers. The ASU was further amended in August 2015, March 2016, April 2016, and May 2016 by ASU 2015-14, 2016-08, 2016-10 and 2016- 12. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition.

In August 2015, the effective date was deferred to reporting periods, including interim periods, beginning after December 31, 2017, and will be applied retrospectively. Early adoption is not permitted.

We are currently assessing the impact of implementation of ASU No. 201-09, however, management does not believe it will change the point of revenue recognition or amounts of revenue recognized compared to how we recognize revenue under our current policies. Our revenues involve a relatively limited number of types of contracts and customers. In addition, our revenue contracts do not involve multiple types of performance obligations. Revenues from doré are recognized, and the transaction price is known, at the time the metals sold are delivered to the customer. We will finalize our assessment of the impact of ASU No. 201-09 on our revenue recognition during 2017 and assess the additional disclosure requirements under the guidance.

(iv)	In February 2016, FASB issued ASC 842 that requires lessees to recognize lease assets and corresponding lease liabilities on the balance sheet for all leases with terms of more than 12 months. The update, which supersedes existing lease guidance, will continue to classify leases as either finance or operating, with the classification determining the pattern of expense recognition in the income statement.

The ASU will be effective for annual and interim periods beginning January 1, 2019, with early adoption permitted, and is applicable on a modified retrospective basis with various optional practical expedients. The Company is assessing the impact of this standard.

(v)	In August 2016, ASC guidance was issued to amend the classification of certain cash receipts and cash payments in the statement of cash flows. The new guidance is effective for the Company’s fiscal year and interim periods beginning December 1, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating this guidance and the impact on its consolidated financial statements.

5.	Inventories

Inventories consist primarily of production from the Company’s operation, in varying stages of the production process and supplies and spare parts, all of which are presented at the lower of cost or net realizable value. Inventories of the Company are comprised of:

	March 31, 2017	December 31, 2016
Stockpile inventory	$407	$318
In-process inventory	9,389	9,491
Dore inventory	408	76
Supplies and spare parts	1,610	1,056
	$11,814	$10,941

8 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

6.	Property, Plant, Equipment and Mineral Interests

Property, plant and equipment and mineral interest, are depreciated and depleted using either the units-of-production or straight-line method over the shorter of the estimated useful life of the asset or the expected life of mine. Assets under construction in progress are recorded at cost and re-allocated to its corresponding classification when they become available for use.

	Land	Mineral property interest and claims	Mine development	Machinery and equipment	Buildings and infrastructure	Construction in progress	Interest capitalized	Total
Cost
At December 31, 2015	$110	$4,459	$84,798	$28,085	$8,565	$-	$-	$126,017
Additions	3,777				9,391	542	5,674	19,384
Transfers	6	(6)	(42,765)	32,117	10,648	-	-	-
Disposals	-	-	-	-	-	-	-	-
At December 31, 2016	$3,893	$4,453	$42,033	$60,202	$28,604	$542	$5,674	$145,401
Additions	17	18		3,588		3,820	-	7,443
Transfers			(39)		(36)			(75)
Disposals	-	-	-	(1,344)	-	-	-	(1,344)
At March 31, 2017	$3,910	$4,471	$41,994	$62,446	$28,568	$4,362	$5,674	$151,425

Accumulated depreciation and depletion
At December 31, 2015	$-	$-	$654	$1,462	$350	$-	$-	$2,466
Additions	-	72	317	5,666	2,330	-	-	8,385
Disposals	-	-	-	-	-	-	-	-
At December 31, 2016	$-	$72	$971	$7,128	$2,680	$-	$-	$10,851
Additions	-	61	558	1,437	591	-	109	2,756
Disposals	-	-	-	(256)	-	-	-	(256)
At March 31, 2017	$-	$133	$1,529	$8,309	$3,271	$-	$109	$13,351

Carrying values
At December 31, 2016	$3,893	$4,381	$41,062	$53,074	$25,924	$542	$5,674	$134,550
At March 31, 2017	$3,910	$4,338	$40,465	$54,137	$25,297	$4,362	$5,565	$138,074

During the three months ended March 31, 2017, the Company acquired three (3) (2016 –one (1)) pieces of mining equipment from Komatsu through financing agreements. Also, during the same period the Company disposed of two (2) pieces of mining equipment (2016 – $Nil). See Note 16 for further details.

7.	Share Capital

The Company’s common shares outstanding are no par value, voting shares with no preferences or rights attached to them.

Common shares – 2017

On January 17, 2017, the Company issued 100,000 shares for a total of $0.06 million as finder fees which were recognized in general and administrative expenses in connection with the declaration of commercial production in December 2016.

Common shares – 2016

In July 2016, the Company completed a financing for gross proceeds of $12.1 million (C$16.1 million) consisting of 11,120,000 units at a price of $1.10 (C$1.45) per unit. Each unit consisted of one common share of the Company and one-half of one common share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share of the Company at a price of C$2.00 per common share until July 25, 2019. The aggregate fair value of the common share purchase warrants at the time of issuance was $2.3 million, which was recorded as a derivative liability and the Company allocated the remaining proceeds of $9.8 million to the common shares. (See Note 10).

9 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

7.	Share Capital (continued)

The Company also issued 757,700 common share purchase warrants to brokers with the same terms as the common share purchase warrants issued with the financing units. The aggregate fair value of the common share purchase warrants issued to the brokers at the time of issuance was $0.3 million which was recorded as a derivative liability (See Note 10).

In addition, the Company incurred cash share issue costs totalling $1.2 million, which consisted of legal fees, commission and other direct financing costs.

Stock options

The Company’s current stock option plan (the “Plan”) was adopted by the Company in 2013 and approved by shareholders of the Company in 2013. The Plan provides a fixed number of 7,200,000 common shares of the Company that may be issued pursuant to the grant of stock options. The exercise price of stock options granted under the Plan shall be determined by the Company’s Board of Directors (the “Board”), but shall not be less than the volume-weighted, average trading price of the Company’s shares on the TSX for the five (5) trading days immediately prior to the date of the grant. The expiry date of a stock option shall be the date so fixed by the Board subject to a maximum term of five (5) years. The Plan provides that the expiry date of the vested portion of a stock option will be the earlier of the date so fixed by the Board at the time the stock option is awarded and the early termination date (the “Early Termination Date”).

The Early Termination Date will be the date the vested portion of a stock option expires following the option holder ceasing to be a director, employee or consultant, as determined by the Board at the time of grant, or in the absence thereof at any time prior to the time the option holder ceases to be a director, employee or consultant, in accordance with and subject to the provisions of the Plan. All options granted under the 2013 Plan will be subject to such vesting requirements as may be prescribed by the TSX, if applicable, or as may be imposed by the Board. A total of 1,955,002 (December 31, 2016 – 1,555,000) common shares were issuable pursuant to such stock options as at March 31, 2017.

The Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted. In accordance with the accounting standard for employees, the compensation expense is amortized on a straight-line basis over the requisite service period, which approximates the vesting period.

The following is a summary of stock option activity during the period ended March 31, 2017 and 2016:

	Shares	Weighted Average Exercise Price per Share
Options outstanding, December 31, 2015	1,070,000	$0.94
Options granted	485,000	$0.66
Options outstanding, December 31, 2016	1,555,000	$0.85
Options granted	400,002	$0.65
Options outstanding, March 31, 2017	1,955,002	$0.81

On March 20, 2017, the Company granted 400,002 options to the Company’s Chief Financial Officer. The options are exercisable at a price of $0.65 for a period of five years from the date of grant and 133,334 options vest on March 20, 2018, 133,334 options vest on March 20, 2019 and 133,334 on March 20, 2020.

The fair value of stock options granted as above is calculated using the following weighted average assumptions:

	2017	2016
Expected life (years)	4.97	4.92
Interest rate	1.18%	1.00%
Volatility	77.29%	81.27%
Dividend yield	0.00%	0.00%

10 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

7.	Share Capital (continued)

Stock options (continued)

During the three months ended March 31, 2017, the Company recognized $0.03 million (March 31, 2016 - $0.02 million) in stock-based compensation relating to employee stock options that were issued and/or had vesting terms.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2017:

Expiry Date	Number Outstanding	Number Exercisable	Remaining Contractual Life (years)	Exercise Price
June 3, 2018	50,000	50,000	1.18	$1.16
September 3, 2018	150,000	150,000	1.43	$1.59
September 18, 2018	300,000	300,000	1.47	$1.26
September 8, 2020	570,000	523,334	3.44	$0.58
November 30, 2021	485,000	0	4.67	$0.66
March 20, 2022	400,002	0	4.97	$0.65
Balance, March 31, 2017	1,955,002	1,023,334	3.55

As at March 31, 2017, the aggregate intrinsic value of the outstanding exercisable options was $0.1 million (December, 31, 2016 - $0.4 million).

Warrants

The following is a summary of common share purchase warrants activity:

	March 31, 2017	December 31, 2016
Balance, beginning of the period	24,317,700	10,000,000
Issued - financing units	-	5,560,000
Issued - financing brokers (1)	-	757,700
Issued - debt restructuring (1)	-	8,000,000
Balance, end of the period	24,317,700	24,317,700

(1) Non-tradable share purchase warrants.

The following table summarizes information about share purchase warrants outstanding and exercisable at March 31, 2017:

Expiry Date	Number Outstanding	Remaining Contractual Life (years)	Exercise Price
June 8, 2020	10,000,000	3.19		$0.95
July 25, 2019	5,560,000	2.32	C$	2.00
July 25, 2019	757,700	2.32	C$	2.00
November 18, 2021	8,000,000	4.65		$0.85

8.	Asset Retirement Obligations and Financial Reclamation Assurance

Asset Retirement Obligation

The total asset retirement obligation as of March 31, 2017, was $1.5 million (December 31, 2016 - $1.4 million).

The Company estimated its asset retirement obligations based on its requirements to reclaim and remediate its property based on its activities to date. As at March 31, 2017, the Company estimates the primary cash outflow related to these reclamation activities will commence in 2028. Reclamation provisions are measured at the expected value of future cash flows discounted to their present value using a discount rate based on a credit adjusted risk-free interest rate of 8.7% and an inflation rate of 2.45%.

11 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

8.	Asset Retirement Obligation and Financial Reclamation Assurance (continued)

Asset Retirement Obligation (continued)

The following is a summary of asset retirement obligations:

	March 31, 2017	December 31, 2016
Balance, beginning of the period	$1,366	$978
Accretion	30	90
Changes in cash flow estimates	87	298
Balance, end of the period	$1,483	$1,366

Reclamation Financial Assurance

The Company is required to provide the Bureau of Land Management, the State Office of Mine Reclamation and Kern County, California with a revised reclamation cost estimate annually.  The financial assurance is adjusted once the cost estimate is approved.  The Company’s provision for reclamation of the property is estimated each year by an independent consulting engineer. This estimate, once approved by state and county authorities, forms the basis for a cash deposit of reclamation financial assurance. The reclamation assurance provided as at March 31, 2017 was $1.5 million (December 31, 2016 - $1.5 million).

The Company is also required to provide financial assurance with the Lahontan Regional Water Quality Control Board (the “Regional Board”) for closure and reclamation costs related to the lined impoundments, which are defined as the Stage 1 heap leach pad, the overflow pond, and the solution collection channel. The reclamation financial assurance estimate for as of March 31, 2017, is $1.9 million (December 31, 2016 - $1.2 million).

In addition to the above, the Company is required to obtain and maintain financial assurance for initiating and completing corrective action and remediation of a reasonably foreseeable release from the Project’s waste management units as required by the Regional Board. The reclamation financial assurance estimate for as of March 31, 2017, is $0.3 million (December 31, 2016 - $0.3 million).

During 2016, the Company entered into $3.0 million in surety bond agreements in order to release its reclamation deposits. The Company pays a yearly premium of $0.1 million. Golden Queen Mining Co. Ltd. has provided a corporate guaranty on the surety bonds (see Note 12).

9.	Related Party Transactions

Except as noted elsewhere in these condensed consolidated interim financial statements, related party transactions are disclosed as follows:

(i)	Management Agreement

During the three months ended March 31, 2017, the Company paid a total of $0.03 million (Three months ended March 31, 2016 - $0.03) to the three (3) independent directors of the Company. Additionally, the Company paid $0.02 million for consulting services to one of its directors.

12 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

9.	Related Party Transactions (continued)

(ii)	Note Payable

On December 31, 2014, the Company entered into a loan (the “December 2014 Loan”) with the Clay family for $12.5 million, due on July 1, 2015 and bore an annual interest rate of 10%. The loan was guaranteed by GQM Holdings, and secured by a pledge of the Company's interests in GQM Canada, GQM Canada’s interest in GQM Holdings and GQM Holdings' 50% interest in GQM LLC.

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

On November 18, 2016, the Company repaid $12.2 million of the June 2015 Loan and accrued interest with cash on hand and the net proceeds of $10.1 million from an equity financing. The Company restructured the remaining debt with a new loan with a principal amount of $31.0 million (the “November 2016 Loan”). The new loan has a thirty-month term and an annual interest rate of 8%, payable on a quarterly basis commencing during the first quarter of 2017. Quarterly principal payments of $2.5 million commence during the first quarter of 2018, with a payment of the remaining balance at the maturity date. The first four quarterly interest payments under the November 2016 Loan can be added to the loan principal balance rather than paid in cash, at the Company’s option. The Company exercised this option on January 1, 2017.

In connection with the new loan the Company issued 8,000,000 common share purchase warrants exercisable for a period of five years expiring November 21, 2021. The common share purchase warrants have an exercise price of $0.85. The Company also incurred a financing fee to secure the loan in the amount of $0.9 million, all of which was paid on November 18, 2016.

The table below summarizes the activity on the November 2016 Loan:

	March 31, 2017	December 31, 2016
Balance, beginning of the period	$26,347	$36,053
Interest payable transferred to principal balance	296	2,977
Accretion of discount on loans	286	1,996
Capitalized financing fee and legal fees	-	(930)
Reduction of debt upon issuance of warrants	-	(3,090)
Repayment of loans and interest	-	(10,659)
Balance, end of the period	$26,929	$26,347

Current portion	$2,500	$-
Non-current portion	$24,429	$26,347

(iii)	Amortization of Discounts and Interest Expense

The following table summarizes the amortization of discounts and interest on loan:

13 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

9.	Related Party Transactions (continued)

(iii)	Amortization of Discounts and Interest Expense (continued)

	Three Months Ended March 31,	Three Months Ended March 31,
	2017	2016
Accretion of the Nov 2016 Loan discount	$286	$-
Interest expense related to the Nov 2016 Loan	626	-
Interest expense related to Komatsu financial loans (1)	135	167
Accretion of the June 2015 Loan discount	-	606
Interest expense related to the June 2015 Loan	-	994
Accretion of discount and interest on loan	$1,047	$1,767

The Company’s loans were contracted to fund significant development costs.

	Three Months Ended March 31,	Three Months Ended March 31,
	2017	2016
Accretion of discounts and interest on loan (1)	$1,047	$1,767
Less: Interest costs capitalized (2)	-	(1,005)
Interest expense	$1,047	$762

(1) Komatsu is not a related party and has only been included in the above table to reconcile the total interest expense incurred for the period to the amounts capitalized and expensed.

(2) Interest capitalization ended on March 31, 2016 because the mine went into production on April 1, 2016.

(iv)	Joint Venture Transaction

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

Gauss is a funding vehicle owned by entities controlled by Leucadia National Corporation (NYSE: LUK) (“Leucadia”) and certain members of the Clay family, a shareholder group which collectively owned approximately 27% of the issued and outstanding shares of Golden Queen (the “Clay Group”) at the time of the transaction. Gauss is owned 70.51% by Gauss Holdings LLC (“Gauss Holdings”, Leucadia’s investment entity) and 29.49% by Auvergne LLC (“Auvergne”, the Clay Group’s investment entity). Pursuant to the transaction, Leucadia was paid a transaction fee of $2.0 million and $0.3 million was paid to Auvergne through GQM LLC in 2014. The Company expensed these transaction costs.

14 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

9.	Related Party Transactions (continued)

(iv)	Joint Venture Transaction (continued)

Variable Interest Entity

In accordance with ASC 810-10-30, the Company has determined that GQM LLC meets the definition of a VIE and that the Company is part of a related party group that, in its entirety, would meet the definition of a primary beneficiary.   Although no individual variable interest holder individually meets the definition of a primary beneficiary in the absence of the related party group, Golden Queen has determined it is considered the member of the related party group most closely associated with GQM LLC.  As a result, the Company has condensed consolidated interim 100% of the accounts of GQM LLC in these condensed consolidated interim financial statements, while presenting a non-controlling interest portion representing the 50% interest of Gauss in GQM LLC on its balance sheet.  A portion of the non-controlling interest has been presented as temporary equity on the Company’s balance sheet representing the initial value of the non-controlling interest that could potentially be redeemable by Gauss in the future.

The Company has presented Gauss’ ownership in GQM LLC as a non-controlling interest amount on the balance sheet within the equity section. However, there are terms in the agreement that provides for the exit from the investment in GQM LLC for an initial member whose interest in GQM LLC becomes less than 20%.

If a member becomes less than a 20% interest holder, its remaining unit interest will (ultimately) be terminated through one of three (3) events at the non-diluted member’s option:

a.	Through conversion to a net smelter royalty (“NSR”);
b.	Through a buy-out (at fair value) by the non-diluted member; or
c.	Through a sale process by which the diluted member’s interest is sold

The net assets of GQM LLC as of March 31, 2017, and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Assets, GQM LLC	$152,976	$151,802
Liabilities, GQM LLC	(22,663)	(20,710)
Net assets, GQM LLC	$130,313	$131,092

Included in the assets above, is $9.4 million (December 31, 2016 - $11.1 million) in cash held as at March 31, 2017. The cash in GQM LLC is directed specifically to fund capital expenditures required to continue with production and settle GQM LLC’s obligations. The liabilities of GQM LLC do not have recourse to the general credit of Golden Queen except for two (2) mining drill loans and $3.0 million in surety bond agreements.

Non-Controlling Interest

The carrying value of the non-controlling interest is adjusted for net income and loss, distributions and contributions pursuant to ASC 810-10 based on the same percentage allocation used to calculate the initial book value of temporary equity.

15 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

9.	Related Party Transactions (continued)

(iv)	Joint Venture Transaction (continued)

	Three Months Ended March 31,	Three Months Ended March 31,
	2017	2016
Net and comprehensive loss in GQM LLC	$(779)	$(709)
Non-controlling interest percentage	50%	50%
Net and comprehensive loss attributable to non-controlling interest	$(390)	$(355)
Net and comprehensive loss attributable to permanent non-controlling interest	$(234)	$(213)
Net and comprehensive loss attributable to temporary non-controlling interest	$(156)	$(142)

	Permanent Non- Controlling Interest	Temporary Non- Controlling Interest
Carrying value of non-controlling interest, December 31, 2016	$39,327	$26,220
Net and comprehensive loss for the period	(234)	(156)
Carrying value of non-controlling interest, March 31, 2017	$39,093	$26,064

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

Capital Contribution Agreement

Pursuant to the Joint Venture Transaction, GQM Holdings made a single capital contribution to GQM LLC of $12.5 million on June 15, 2015. Gauss funded an amount equal to GQM Holdings’ capital contribution to GQM LLC. Both partners maintain their 50% ownership of the Project.

16 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

10.	Derivative Liabilities

Share Purchase Warrants – Clay loans (Related Party)

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

The fair value of the derivative liabilities related to the share purchase warrants as at March 31, 2017 is $5.9 million (December 31, 2016 - $5.5 million). The derivative liabilities were calculated using the binomial and the Black-Scholes pricing valuation models with the following assumptions:

Warrants related to June 2015 Loan	March 31, 2017	December 31, 2016
Risk-free interest rate	0.87%	0.84%
Expected life of derivative liability	3.19 years	3.44 years
Expected volatility	73.66%	78.79%
Dividend rate	0.00%	0.00%

Warrants related to November 2016 Loan	March 31, 2017	December 31, 2016
Risk-free interest rate	1.12%	1.11%
Expected life of derivative liability	4.65 years	4.89 years
Expected volatility	88.21%	77.21%
Dividend rate	0.00%	0.00%

The change in the derivative share purchase warrants is as follows:

	March 31, 2017	December 31, 2016
Balance, beginning of the period	$5,458	$2,498
Fair value at inception	-	3,090
Change in fair value	427	(130)
Balance, end of the period	$5,885	$5,458

Share Purchase Warrants – July 2016 financing

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

17 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

10.	Derivative Liabilities (continued)

Share Purchase Warrants – July 2016 financing (continued)

As at March 31, 2017, the Company had re-measured the share purchase warrants and determined the fair value of the derivative liability to be $1.0 million (December 31, 2016 - $1.0 million) using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2017	December 31, 2016
Risk-free interest rate	0.87%	0.84%
Expected life of derivative liability in years	2.32 years	2.56 years
Expected volatility	77.18%	79.40%
Dividend rate	0.00%	0.00%

The change in the derivative share purchase warrants is as follows:

	March 31, 2017	December 31, 2016
Fair value of warrants issued	$972	$2,701
Change in fair value of warrants	54	(1,729)
Balance, end of the period	$1,026	$972

11.	Supplementary Disclosures of Cash Flow Information

	Three Months Ended March 31,	Three Months Ended March 31,
	2017	2016
Cash paid during the period for:
Interest on loan payable	$135	$144
Non-cash financing and investing activities:
Asset retirement costs charged to mineral property interests	$87	$97
Mining equipment acquired through issuance of debt	$2,481	$295
Mineral property expenditures included in accounts payable	$1,524	$2,311
Interest cost capitalized to mineral property interests	$-	$839
Inventory expenditures included in accounts payable	$-	$867
Non-cash finder fess	$59	$-
Non-cash amortization of discount and interest expense	$286	$606
Interest payable converted to principal balance	$296	$975

12.	Commitments and Contingencies

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

18 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

12.	Commitments and Contingencies (continued)

Corporate Guaranties

The Company has provided corporate guaranties for two (2) of GQM LLC’s mining drill loans. The Company has also provided corporate a guaranty for GQM LLC’s surety bonds.

13.	Financial Instruments

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

Fair Value Measurements (continued)

The three levels of the fair value hierarchy are as follows:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;
Level3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

	March 31, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party (Note 10)	$5,885	$-	$5,885	$-
Share purchase warrants – (Note 10)	1,026	-	1,026	-
	$6,911	$-	$6,911	$-

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party (Note 10)	$5,458	$-	$5,458	$-
Share purchase warrants – (Note 10)	972	-	972	-
	$6,430	$-	$6,430	$-

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value measurement of the financial instruments above use observable inputs in option price models such as the binomial and the Black-Scholes valuation models.

19 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

13.	Financial Instruments (continued)

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

Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to US Dollar deposits held in Canadian financial institutions. As of March 31, 2017, the Company’s cash balances held in United States and Canadian financial institutions include $9.5 million, which are not fully insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

Interest Rate Risk

The Company holds 93% of its cash in bank deposit accounts with a single major financial institution. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash balances during the three months ended March 31, 2017 a 1% decrease in interest rates would have reduced the interest income for 2017 to a immaterial amount.

Foreign Currency Exchange Risk

Certain purchases of corporate overhead expenditures are denominated in Canadian Dollar. As a result, currency exchange fluctuations may impact the costs of our operations. Specifically, the appreciation of the Canadian Dollar against the US Dollar may result in an increase in the Canadian operating expenses in US dollar terms. As of March 31, 2017, the Company maintained the majority of its cash balance in US Dollar. The Company currently does not engage in any currency hedging activities.

Commodity Price Risk

The Company’s primary business activity is the development of the open pit, gold and silver, heap leach project on the Project. Decreases in the price of either of these metals from current levels has the potential to negatively impact the future viability of the Project.

14.	General and Administrative Expenses

General and administrative expenses are incurred to support the administration of the business that are not directly related to production. Significant components of general and administrative expenses are comprised of the following:

	Three Months Ended March 31,	Three Months Ended March 31,
	2017	2016
Audit, legal and professional fees	$288	$774
Salaries and benefits and director fees	560	342
Regulatory fees and licenses	53	22
Insurance	133	124
Corporate administration	382	265
	$1,416	$1,527

20 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

15.	Loss Per Share

	Three Months Ended March 31,	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss attributable to the shareholders of the Company - numerator for basic and diluted LPS	$(2,426)	$(8,925)
Denominator:
Weighted average number of common shares outstanding - basic and diluted	111,080,008	99,893,341

Loss per share – basic and diluted	$(0.02)	$(0.09)

Weighted average number of shares for the three months ended March 31, 2017 excludes 1,955,002 options (March 31, 2016 -1,070,000) and 24,317,700 warrants (March 31, 2016 – 10,000,000) that were antidilutive.

16.	Loan Payable

During the three months ended March 31, 2017, the Company sold two (2) (December 31, 2016 –Nil) pieces of equipment with a net book value of $1.0 million in consideration for settlement of two (2) loans by $0.6 million plus $0.1 million in cash. The Company also booked $0.3 million as a loss in disposition of fixed assets.

During the three months ended March 31, 2017, the Company entered into three (3) new loan agreements for a total of $3.8 million for the acquisition of three (3) (December 31, 2016 –two (2)) pieces of mining equipment from Komatsu.

As at March 31, 2017 and December 31, 2016, the finance agreement balances are as follows:

	March 31, 2017	December 31, 2016
Balance, beginning of the period	$15,150	$18,373
Additions	3,737	2,047
Down payments and taxes	(700)	(264)
Settlements	(556)	-
Principal repayments	(1,405)	(5,006)
Balance, end of the period	$16,226	$15,150

Current portion	$6,137	$5,656
Non-current portion	$10,089	$9,494

For the three months ended March 31, 2017, the Company made total down payments of $0.7 million (2016 - $0.3 million). The down payments consist of the sales tax on the assets and a 10% payment of the pre-tax purchase price. All of the loan agreements are for a term of four (4) years, except two (2) which are for three (3) years, and are secured by the underlying asset except for two (2) mining drill loans for which GQM Ltd. has provided a corporate guarantee. Interest rates range from 0.00% to 4.50% with monthly payments in the range of $0.005 to $0.03 million.

The following table outlines the principal payments to be made for each of the remaining years:

Years	Principal Payments
2017	6,137
2018	6,142
2019	3,118
2020	829
Total	$16,226

21 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

17.	Subsequent Events

On April 1st, 2017, the Company was to make a quarterly interest payment on the November 2016 loan. In accordance with the terms of the November 2016 loan agreement, the Company chose to exercise its right to add the interest owed on April 1st, 2017 to the principal balance. The principal balance of the loan was increased by $0.6 million.

22 | Page

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of the operating results and financial condition of Golden Queen Mining Co. Ltd. (“Golden Queen”, “Company”, “we”, “our” or “us”) is as at May 10, 2017 and should be read in conjunction with the unaudited condensed consolidated interim financial statements of the Company for the quarter ended March 31, 2017 and the notes thereto.

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is prepared in accordance with US generally accepted accounting principles and all amounts herein are in thousands of US dollars unless otherwise noted.

Cautionary Note Regarding Forward-looking Statements

This Form 10-Q contains certain forward-looking statements, which relate to the intent, belief and current expectations of the Company’s management, as well as assumptions and parameters used in the feasibility study referenced in this report. These forward-looking statements are based upon numerous assumptions that involve risks and uncertainties and other factors that may cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include among other things the receipt and compliance with the terms of required approvals and permits, results of operations and commodity prices. In addition, projected mining results, including quantity of ore, grade, production rates, and recovery rates, are subject to numerous risks normally associated with mining activity of the nature described in this report and in the feasibility study, and as a result actual results may differ substantially from projected results. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date the statements were made.

Cautionary Note to US Investors

We advise US investors that the mineral reserve estimates disclosed in this report have been prepared in accordance with Canadian regulations and may not qualify as “reserves” under the SEC Industry Guide 7. Accordingly, information concerning mineral resources and reserves set forth herein may not be comparable with information presented by companies using only US standards in their public disclosure.

Mr. Peter A. Herrera, CPG is a qualified person for the purposes of NI 43-101 and has reviewed and approved the technical information in this Form 10-Q.

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

The Project is held by Golden Queen Mining Company, LLC (“GQM LLC”), a California limited liability corporation. The Company holds a 50% interest in GQM LLC, with Gauss LLC (“Gauss”) holding the remaining 50%. Gauss is a funding vehicle owned by entities controlled by Leucadia National Corporation (NYSE: LUK) (“Leucadia”) and certain members of the Clay family (the “Clay Group”). Gauss is owned 70.51% by Gauss Holdings LLC (Leucadia’s investment entity) and 29.49% by Auvergne LLC (“Auvergne,” the Clay Group’s investment entity). GQM LLC is created as a joint venture pursuant to the terms of an amended and restated limited liability company agreement dated September 15, 2014 (the “Joint Venture”).

Please refer to the Company’s Form 10-K dated March 15, 2017 for information on the Project and the Joint Venture.

Highlights

Operating costs for first quarter were $16.08 per ton processed. Mining has steadily increased and total tons moved now averages over 50K tons per day. This was accomplished with the addition of two (2) new haul trucks and will be further enhanced with the addition of a front shovel in August. Processing is working to reduce down-time and increase throughput by improving the efficiency of the feeders below the coarse ore stockpile and maximizing the efficiency of the cone liners of the Secondary Crusher. Process maintenance costs are still higher than anticipated due to higher wear.

A total of 4.1mm tons of ore and waste were mined during the first quarter, including 852k tons of ore. Mining continued in the North-West pit and the Main Pit Phase 1. Mining operations are increasing in the East Pit and stripping continues in that area. The first ore is expected in the fourth quarter of 2017 with over 70% of the ore for the plant in the first quarter of 2018 will be supplied from the East Pit.

A total of 791k tons were processed and stacked on the Leach Pad in the first quarter of 2017 at an average grade of 0.0186 ounces per ton. The average grade of ore stacked in the fourth quarter of 2016 was 0.0146 ounces per ton.

The porosity and the permeability of the ore on the heap-leach pad continue to be very good. Side-slope leaching on the pad continues to be a priority and solution percolation from the second lift through the first lift has been without problems.

GQMC produced a total of 11,406 ounces of gold and 64,581 ounces of silver and sold 11,160 ounces of gold and 62,095 ounces of silver the first quarter. Aggregate sales commenced this quarter.

Construction of the second phase of the Leach Pad started in the first quarter. The project is expected to be completed in July of 2017.

The cash balance as at the end of March was $9.4 mm. Currently there are 199 employees.

Results of Operations

The following are the results of operations for the three months ended March 31, 2017, and the corresponding period ended March 31, 2016.

		31-Mar-17	31-Mar-16	Variance
Mining (1)
Ore mined	k ton	852	291	193%
Ore mined	k tonnes	773	264	193%
Waste mined	k ton	3,230	956	238%
Waste mined	k tonnes	2,930	841	248%
Total mined	k ton	4,082	1,218	235%
Total mined	k tonnes	3,703	1,105	235%
Strip ratio	waste:ore	3.8	3.3	15%
Processing (1)
Ore processed	k ton	791	362	119%
Ore processed	k tonnes	718	328	119%
Average ore processed gold grade	ozpt	0.019	0.008	133%
Average ore processed gold grade	gpt	0.640	0.274	133%
Average ore processed silver grade	ozpt	0.232	0.292	-20%
Average ore process silver grade	gpt	7.969	10.011	-20%
Gold loaded on pad	contained oz	14,718	2,982	394%
Silver loaded on pad	contained oz	184,115	82,792	122%
Average ore processing throughput	ton per day	8,821	3,973	122%
Average ore processing throughput	tonne per day	8,002	3,604	122%
Gold produced	oz	11,406	447	2452%
Silver produced	oz	64,581	4,002	1514%
Financial (1)
Revenue		$14,804	-	100%
Income from mine operations		$487	-	100%
General and administrative expenses		$(1,416)	(1,527)	-7%
Total other income (expenses)		$(1,887)	(7,753)	-76%
Net and comprehensive (loss) income for the year		$(2,816)	(9,280)	-70%
Net and comprehensive (loss) income attributable to Golden Queen Mining Co Ltd.		$(2,426)	(8,925)	-73%
Average realized gold price(2)	$/oz	1,228	-	100%
Average realized silver price(2)	$/oz	17.59	-	100%
Total cash costs - net of by product credits(2)	$/oz	1,013	-	100%
All-in sustaining costs - net of by product credits(2)	$/oz	1,724	-	100%

(1)	For accounting purposes, the transition to the production phase commenced on April 1, 2016. As such, comparative figures for certain measures or data are not available or are not meaningful.
(2)	Total cash costs, all-in sustaining costs, and average realized gold and silver prices are financial performance measures with no standard meaning under General Accounting Accepted Principles in the US (“USGAAP”). Refer to “Non-GAAP Financial Performance Measures” for further information. As transition to the production phase commenced April 1, 2016, year-to-date amounts for these measures only include data starting April 1, 2016.

Operating Results

The first quarter of 2017 ore production was 6% under budget while gold production was 3% under budget. A total of 852K tons of ore were mined in the first quarter with a strip ratio of 3.8 waste to ore. This compares to 291K tons of ore at a strip ratio of 3.3 in the first quarter of 2016 when the mine had not yet achieved commercial production. The year over year comparison is biased by the fact that the mine was still in development stage in the first quarter of 2016. The higher production and strip ratio are a result of increased mining activity and the requirement to pre-strip the East pit.

Mining continued in the Northwest Pit and the Main Pit, Phase-1 during the first quarter. The road to the East pit was completed late in 2016 and the stripping of the East Pit is currently underway.

The grade reconciliation with the Block-Model for both the North West Pit and Main Pit is on-going. Generally, the mine produces more gold per bench than predicted by our model at a lower grade. The higher grade mined in the first quarter of this year versus the first quarter in 2016 is the result of our target grade program; our operators are more successful in grouping the ore on the benches into minable chunks that average a higher grade.

The in-fill drilling program of the East Pit was completed late in 2016 and the information is being incorporated into the Block Model. No additional drilling is currently being contemplated in 2017.

Processing and Production

The crushing-screening plant daily average in the first quarter of 2017 was 8,890 tons per operating day.  In April, the daily average was 10,168 tons per operating day. The company experienced a mechanical problem with a gear-box on the overland conveyor during the first quarter that affected the throughput. Operating efficiency has been improving and the issues associated with high wear are being addressed. The performance of the HPGR system has exceeded expectations.

As at the end of April 2017, a total of 3,773K tons are loaded on the heap-leach pad. Agglomerate quality was very good in the first quarter of 2017 and the porosity and permeability of the heap-leach pad is extremely high. The apparent recovery project to date is approximately 66%.

A total of 34,480 ounces of gold and 276,970 ounces of silver has been produced as at April 30, 2017.

Financial Results

The Company had revenues from operations during the three months ended March 31, 2017 in the amount of $14.8 million from the sales of 11,406 ounces of gold and 64,581 ounces of silver. The Company did not have revenues during the three months ended March 31, 2016 as production commenced on April 1, 2016.

The cost applicable to sales incurred during the period ended March 31, 2017 was $11.6 million, excluding depreciation and depletion. The Company did not have any cost applicable to sales for the three months ended March 31, 2016 as production started on April 1, 2016. Costs of sales include mining, processing, maintenance and site support costs. Also included in the costs of sales are refining, transportation costs, royalties and personal property taxes.

The Company recorded an attributable net and comprehensive loss of $2.4 million ($0.02 loss per basic share) during the three months ended March 31, 2017 as compared to an attributable net and comprehensive loss of $8.9 million ($0.09 loss per basic share) during the three months ended March 31, 2016. Loss from operations during the period ended March 31, 2017 was mainly related to $14.8 million in revenues net of $11.6 million in cost of sales, a $2.8 million expense in depletion and depreciation, $1.4 million in general and administrative expenses and $1.0 million in interest expense.

General and administrative expenses decreased by $0.1 million to $1.4 million during the three months ended March 31, 2017, when compared to $1.5 million for the same period in 2016 as a result of an increase in corporate salaries by $0.2 million, an increase in corporate expenses by $0.1 million related to the addition of administrative personnel in Mojave as the Project started production, and increase on regulatory fees and licences by $0.1 million. This was offset by, a decrease in legal expenses of $0.5 million as there were no significant legal matters as compared to the same period in 2016 when legal costs were incurred as a result of settlement of the Complaint on Alleged Short-swing Trading Profits the Company had in 2016.

For the three months ended March 31, 2017, the Company incurred a total interest expense of $1.0 million (three months ended March 31, 2016 - $1.8 million) related to its various loans. The decrease was mainly due to the fact the June 2015 Loan was replaced by a new loan in November 2016 with a lower principal and a reduction of 1% on the interest rate. Please refer to Note 9(ii) and 9(iii) of the unaudited condensed consolidated interim financial statements. Also, during the period ended March 31, 2017 there were no interest capitalized to mineral properties, compared to $1.0 million in the same period of 2016.

During the first quarter of 2017 the amount of the Company’s derivative liability includes the warrants issued in conjunction with the November 2016 Clay Loan, the June 2015 Loan and the July 2016 Financing. During the first quarter of 2017, the Company recorded an increase in the derivative liability of $0.5 million due to a slight increase in the Company’s share price, compared to $7.0 million as a result of 165% increase in the Company’s share price during the three months ended March 31, 2016. Refer to Note 10 of the unaudited condensed consolidated interim financial statements for a detailed analysis of the changes in fair value of the derivative liability.

The Company recorded a net loss and comprehensive loss of $2.8 million (or $0.02 loss per basic share) during the three months ended March 31, 2017 as compared to net and comprehensive loss of $8.9 million (or $0.09 loss per basic share) during the same period of 2016. The difference between the three months ended March 31, 2017 and 2016 is mainly due to the significant increase in the derivative liability related to the Company’s warrants in 2016.

Summary of Quarterly Results (in thousands of US dollars, except per share)

Results for the eight most recent quarters are set out in the table below:

	Results for the quarter ended on:
	31-Mar-17	31-Dec-16	30-Sep-16	30-Jun-16
Revenue	$14,804	$10,278	$13,451	$3,464
Net and comprehensive (loss) income	$(2,816)	$(434)	$3,590	$(3,568)
Net and comprehensive (loss) income attributable to Golden Queen Mining Co Ltd.	$(2,426)	$868	2,738	(2,109)
Basic net income (loss) per share	$(0.02)	$0.01	$0.03	$(0.02)
Diluted net income (loss) per share	$(0.02)	$0.01	$0.03	$(0.02)

	Results for the quarter ended on:
	31-Mar-16		31-Dec-15		30-Sep-15		30-Jun-15
Revenue	$	Nil	$	Nil	$	Nil	$	Nil
Net and comprehensive (loss)		(9,280)		$(1,217)		$(2,203)		$(2,092)
Net and comprehensive loss attributable to Golden Queen Mining Co Ltd.		$(8,926)		(722)		(1,924)		(1,379)
Basic net (loss) per share		$(0.09)		$(0.01)		$(0.02)		$(0.01)
Diluted net (loss) per share		$(0.09)		$(0.01)		$(0.02)		$(0.01)

During the first quarter of 2017, net and comprehensive loss was $2.8 million compared to net and comprehensive income of $0.4 million in the quarter ended December 31, 2016. The main reason is due to fluctuations in the Company’s derivative liabilities from warrants of 114% from gains of $3.8 million in the fourth quarter of 2016 to a loss of $0.5 million in the first quarter of 2017. As the stock price rises, the derivative liabilities increase resulting in the Company recognizing losses. Alternatively, when the stock price decreases, the Company recognizes gains.

For fiscal 2016, although the Company generated revenues starting in the second quarter of 2016, for the quarters illustrated in the above table, the main reasons for the significant fluctuations in net (loss) income between periods are the fluctuations in the Company’s derivative liabilities and interest expense.

For fiscal 2015, the Company experienced a loss related to its derivative liabilities in the amount of $0.1 million in the first quarter whereas it recorded a gain of $2.6 million during the second quarter. The second quarter gain was however off-set by higher interest expense and a one-time financing fee of $1.5 million paid in connection with the June 2015 Loan. In the third quarter of 2015, the Company experienced a loss of $0.6 million related to the derivative liabilities. Adding to the losses for the three months ended September 30, 2015 was the interest expense and amortization of the discount on the June 2015 Loan and the convertible debenture and the interest expense related to the Komatsu loans. In the fourth quarter of 2015, the Company experienced a gain of $1.5 million related to the derivative liabilities. This gain was partially off-set by interest expense and amortization of the discount on the June 2015 Loan and the interest expense related to the equipment finance loans.

In general, the results of operations can vary from quarter to quarter depending upon the nature, timing and cost of activities undertaken during the quarter, whether or not the Company incurs gains or losses on foreign exchange or grants stock options, and the movements in its derivative liability.

Please refer to the Results of Operations section above for the results of operations for the three months ended on March 31, 2017.

Reclamation Financial Assurance and Asset Retirement Obligation

Reclamation Financial Assurance

The Company is required to provide the Bureau of Land Management, the State Office of Mine Reclamation and Kern County, California with a revised reclamation cost estimate annually.  The financial assurance is adjusted once the cost estimate is approved.  The Company’s provision for reclamation of the property is estimated each year by an independent consulting engineer. This estimate, once approved by state and county authorities, forms the basis for a surety bond for reclamation financial assurance. The reclamation assurance provided as at March 31, 2017 was $1.5 million (December 31, 2016 - $1.5 million).

The Company is also required to provide financial assurance with the Lahontan Regional Water Quality Control Board (the “Regional Board”) for closure and reclamation costs related to the lined impoundments, which are defined as the Stage 1 heap leach pad, the overflow pond, and the solution collection channel. The reclamation financial assurance estimate for as of March 31, 2017, is $1.9 million (December 31, 2016 - $1.2 million).

In addition to the above, the Company is required to obtain and maintain financial assurance for initiating and completing corrective action and remediation of a reasonably foreseeable release from the Project’s waste management units as required by the Regional Board. The reclamation financial assurance estimate for as of March 31, 2017, is $0.3 million (December 31, 2016 - $0.3 million).

The Company entered into $3.0 million in surety bond agreements in order to release its reclamation deposits. The Company pays a yearly premium of $0.1 million. Golden Queen Mining Co. Ltd. has provided a corporate guaranty on the surety bonds (see Note 12 of the of the unaudited condensed consolidated interim financial statements).

Asset Retirement Obligation

The total asset retirement obligation as of March 31, 2017, was $1.5 million (December 31, 2016 - $1.4 million).

The Company estimated its asset retirement obligations based on its requirements to reclaim and remediate its property based on its activities to date. As at March 31, 2017, the Company estimates the primary cash outflow related to these reclamation activities will commence in 2028. Reclamation provisions are measured at the expected value of future cash flows discounted to their present value using a discount rate based on a credit adjusted risk-free interest rate of 8.7% and an inflation rate of 2.5%.

Property Rent Payments

The Company has acquired a number of mineral properties outright. It has acquired exclusive rights to explore, develop and mine other portions of the Project under various mining lease agreements with landowners.

The Company is required to make property rent payments related to its mining lease agreements with landholders, in the form of advance minimum royalties. The total property rent payments for the three months ended March 31, 2017 were $0.3 million (March 31, 2016 - $0.002 million).

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

On March 20, 2017, the Company granted 400,002 options to the Company’s Chief Financial Officer. The options are exercisable at a price of $0.65 for a period of five years from the date of grant and 133,334 options vest on March 20, 2018, 133,334 options vest on March 20, 2019 and 133,334 on March 20, 2020.

On November 30, 2016, the Company granted the aggregate amount of 485,000 options to Company’s directors, officers and employees. The options are exercisable at a price of $0.66 for a period of five years from the date of grant and 161,667 options vest on November 30, 2017, 161,667 options vest on November 30, 2018 and 161,668 on November 30, 2019.

A total of 1,955,002 (1,023,334 exercisable) (December 31, 2016 – 1,555,000 (1,023,334 exercisable); common shares were issuable pursuant to such stock options as at March 31, 2017.

Transactions with Related Parties

Except as noted elsewhere in this Form 10-Q, related party transactions are disclosed as follows:

(i)	Management Agreement

During the three months ended March 31, 2017, the Company paid a total of $0.03 million (Three months ended March 31, 2016 - $0.03 million) to the three independent directors of the Company. Additionally, the Company paid $0.02 million for consulting services to Behre Dolbear, a company whereby a director serves in the capacity of principal.

(ii)	Note Payable

On December 31, 2014, the Company entered into a loan (the “December 2014 Loan”) with the Clay Group for $12.5 million, due on July 1, 2015 and bore an annual interest rate of 10%. The December 2014 Loan was guaranteed by GQM Holdings, and secured by a pledge of the Company's interests in GQM Canada, GQM Canada’s interest in GQM Holdings and GQM Holdings' 50% interest in GQM LLC.

The Company also incurred a financing fee to secure the loan in the amount of $1.0 million, of which, $0.8 million was paid on December 31, 2014 and the remaining $0.3 million was paid on January 5, 2015.

On June 8, 2015, the Company amended the December 2014 Loan to extend the maturity to December 8, 2016 and increased the principal amount from $12.5 million to $37.5 million (the “June 2015 Loan”). The Company also issued to the lenders 10,000,000 common share purchase warrants exercisable for a period of five years expiring June 8, 2020. The common share purchase warrants have an exercise price of $0.95. All other terms remained the same as the December 2014 Loan. The Company also incurred financing fees to secure the loan in the amount of $1.5 million. The Company agreed to pay the legal fees incurred by the lenders relating to this debt instrument which totaled the amount of $0.04 million. The total legal fees were expensed as the transaction met the definition of a debt extinguishment.

On November 18, 2016, the Company repaid $12.2 million of the June 2015 Loan and accrued interest with cash on hand and the net proceeds of $10.1 million from an equity financing. The Company restructured the remaining debt with a new loan with a principal amount of $31.0 million (the “November 2016 Clay Loan”). The new loan has a thirty-month term and an annual interest rate of 8%, payable on a quarterly basis commencing during the first quarter of 2017. Quarterly principal payments of $2.5 million commence during the first quarter of 2018, with a payment of the remaining balance at the maturity date. The first four quarterly interest payments under the November 2016 Clay Loan can be added to the loan principal balance rather than paid in cash, at the Company’s option. The Company exercised this option on January 1, 2017 and transferred $0.3 million interest to the principal.

In connection with the November 2016 Clay Loan the Company issued 8,000,000 common share purchase warrants exercisable for a period of five years expiring November 21, 2021. The common share purchase warrants have an exercise price of $0.85. The Company also incurred a financing fee to secure the loan in the amount of $0.9 million, all of which was paid on November 18, 2016.

The table below summarizes the activity on the note payable:

	March 31, 2017	December 31, 2016
Balance, beginning of the period	$26,347	$36,053
Interest payable transferred to principal balance	296	2,977
Accretion of discount on loans	286	1,996
Capitalized financing fee and legal fees	-	(930)
Reduction of debt upon issuance of warrants	-	(3,090)
Repayment of loans and interest	-	(10,659)
Balance, end of the period	$26,929	$26,347

Current portion	$2,500	$-
Non-current portion	$24,429	$26,347

Share Purchase Warrants – Clay loans

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

On November 18, 2016, the Company issued 8,000,000 share purchase warrants to the Clay family in connection with the November 2016 Clay Loan. The share purchase warrants are exercisable until November 18, 2021 at an exercise price of $0.85. Included in the November 2016 Clay Loan agreement was an anti-dilution provision. If the Company were to complete a financing at a share price lower than the exercise price of the share purchase warrants, the exercise price of the share purchase warrants would be adjusted to match the price at which the financing was completed.

The share purchase warrants meet the definition of a derivative liability instrument as the exercise price is not a fixed price as described above. Therefore, the settlement feature does not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15.

The fair value of the derivative liabilities related to the share purchase warrants as at March 31, 2017 is $5.9 million (December 31, 2016 - $5.5 million). The derivative liabilities were calculated using the binomial and the Black-Scholes pricing valuation models with the following assumptions:

Warrants related to June 2015 Loan	March 31, 2017	December 31, 2016
Risk-free interest rate	0.87%	0.84%
Expected life of derivative liability	3.19 years	3.44 years
Expected volatility	73.66%	78.79%
Dividend rate	0.00%	0.00%

Warrants related to November 2016 Loan	March 31, 2017	December 31, 2016
Risk-free interest rate	1.12%	1.11%
Expected life of derivative liability	4.65 years	4.89 years
Expected volatility	88.21%	77.21%
Dividend rate	0.00%	0.00%

The change in the derivative share purchase warrants is as follows:

	March 31, 2017	December 31, 2016
Balance, beginning of the period	$5,458	$2,498
Fair value at inception	-	3,090
Change in fair value	427	(130)
Balance, end of the period	$5,885	$5,458

(iii)	Amortization of Discounts and Interest Expense

The following table summarizes the amortization of discounts and interest on loan:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2017	2016
Accretion of the Nov 2016 Loan discount	$286	$-
Interest expense related to the Nov 2016 Loan	626	-
Interest expense related to Komatsu financial loans (1)	135	167
Accretion of the June 2015 Loan discount	-	606
Interest expense related to the June 2015 Loan	-	994
Accretion of discount and interest on loan	$1,047	$1,767

The Company’s loans were contracted to fund significant development costs. The Company capitalizes a portion of the interest expense as it related to funds borrowed to complete development activities at the Project site.

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2017	2016
Accretion of discounts and interest on loan (1)	$1,047	$1,767
Less: Interest costs capitalized (2)	-	(1,005)
Interest expense	$1,047	$762

(1) Komatsu is not a related party and has only been included in the above table to reconcile the total interest expense incurred for the period to the amounts capitalized and expensed.

(2) Interest capitalization ended on March 31, 2016 because the mine went into production on April 1, 2016.

(iv)	Joint Venture Transaction

On September 15, 2014, the Company closed the Joint Venture Transaction with Gauss resulting in both parties owning a 50% interest in the Project. Pursuant to the Joint Venture Transaction, Golden Queen converted its wholly-owned subsidiary GQM Inc., the entity developing the Project, into a California limited liability company named GQM LLC. On closing of the Joint Venture Transaction, Gauss acquired 50% of GQM LLC by investing $110 million cash in exchange for newly issued membership units of GQM LLC. GQM Holdings, a newly incorporated subsidiary of the Company, holds the other 50% of GQM LLC.

Gauss is a funding vehicle owned by entities controlled by Leucadia and the Clay Group. Gauss is owned 70.51% by Gauss Holdings and 29.49% by Auvergne, the Clay Group’s investment entity. Pursuant to the transaction, Leucadia was paid a transaction fee of $2.0 million and $0.3 million was paid to Auvergne through GQM LLC in 2014. The Company has adopted an accounting policy of expensing these transaction costs.

Variable Interest Entity

In accordance with ASC 810-10-30, the Company has determined that GQM LLC meets the definition of a VIE and that the Company is part of a related party group that, in its entirety, would meet the definition of a primary beneficiary.   Although no individual variable interest holder individually meets the definition of a primary beneficiary in the absence of the related party group, Golden Queen has determined it is considered the member of the related party group most closely associated with GQM LLC.  As a result, the Company has condensed consolidated interim 100% of the accounts of GQM LLC in these condensed consolidated interim financial statements, while presenting a non-controlling interest portion representing the 50% interest of Gauss in GQM LLC on its balance sheet.  A portion of the non-controlling interest has been presented as temporary equity on the Company’s balance sheet representing the initial value of the non-controlling interest that could potentially be redeemable by Gauss in the future.

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

If a member becomes less than a 20% interest holder, its remaining unit interest will (ultimately) be terminated through one of three events at the non-diluted member’s option:

a.	Through conversion to a net smelter royalty (“NSR”);
b.	Through a buy-out (at fair value) by the non-diluted member; or
c.	Through a sale process by which the diluted member’s interest is sold

The net assets of GQM LLC as of March 31, 2017, and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Assets, GQM LLC	$152,976	$151,802
Liabilities, GQM LLC	(22,663)	(20,710)
Net assets, GQM LLC	$130,313	$131,092

Included in the assets above is $9.4 million (December 31, 2016 - $11.1 million) in cash held as at March 31, 2017. The cash in GQM LLC is directed specifically to fund capital expenditures required to continue with production and settle GQM LLC’s obligations. The liabilities of GQM LLC do not have recourse to the general credit of the primary beneficiary except for two (2) mining drill loans and $3.0 million in surety bond agreements.

Non-Controlling Interest

The carrying value of the non-controlling interest is adjusted for net income and loss, distributions and contributions pursuant to ASC 810-10 based on the same percentage allocation used to calculate the initial book value of temporary equity.

	Three Months Ended March 31,	Three Months Ended March 31,
	2017	2016
Net and comprehensive loss in GQM LLC	$(779)	$(709)
Non-controlling interest percentage	50%	50%
Net and comprehensive loss attributable to non-controlling interest	$(390)	$(355)
Net and comprehensive loss attributable to permanent non-controlling interest	$(234)	$(213)
Net and comprehensive loss attributable to temporary non-controlling interest	$(156)	$(142)

	Permanent Non- Controlling Interest	Temporary Non- Controlling Interest
Carrying value of non-controlling interest, December 31, 2016	$39,327	$26,220
Net and comprehensive loss for the period	(234)	(156)
Carrying value of non-controlling interest, March 31, 2017	$39,093	$26,064

Management Agreement

GQM LLC is managed by a board of managers comprising an equal number of representatives of each of Gauss and GQM Holdings. The officers of GQM LLC are Robert C. Walish Jr. as Chief Executive Officer and Guy Le Bel Chief Financial Officer of GQM LLC. Bryan A. Coates was appointed to the GQM LLC Board of Managers as a nominee of the Company. As long as a member of the Clay family holds greater that 25% of the Company, the Clay Group is entitled to appoint one (1) of the Company’s representatives to the GQM LLC board of managers.

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

Fair Value Measurements

The three levels of the fair value hierarchy are as follows:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

	March 31, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party (Note 10)	$5,885	$-	$5,885	$-
Share purchase warrants – (Note 10)	1,026	-	1,026	-
	$6,911	$-	$6,911	$-

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party (Note 10)	$5,458	$-	$5,458	$-
Share purchase warrants – (Note 10)	972	-	972	-
	$6,430	$-	$6,430	$-

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value measurement of the financial instruments above uses observable inputs in option price models such as the binomial and the Black-Scholes valuation models.

Please refer also to the note on fair value of derivative liability under Results of Operations above for more information.

Select Non-Consolidated Figures

The Company has 50% interest in GQM LLC, which meets the definition of a Variable Interest Entity (“VIE”). The Company consolidates entities which meet the definition of a VIE for which it is the primary beneficiary. The Company, has determined it is the member of the related party group that is most closely associated with GQM LLC and, as a result, is the primary beneficiary who consolidates GQM LLC.

The following table shows figures attributable to the Company only as of March 31, 2017:

	GQM LLC 100%	GQM LLC 50% Attributable to LTD	LTD on a Non- Consolidated Basis *	LTD Attributable
		(1)	(2)	(1) + (2)
Cash	$7,688	$3,844	$1,763	$5,607
Short Term Debt	$6,137	$3,069	$2,500	$5,569
Long Term Debt	$10,089	$5,045	$24,429	$29,474
Working Capital / (Deficit)	$9,074	$4,537	$(8,321)	$(3,784)

* Includes GQM Holdings

	GQM LLC 100%	GQM LLC 50% Attributable to LTD	LTD on a Non- Consolidated Basis *	LTD Attributable
		(1)	(2)	(1) + (2)
Revenue	$14,804	$7,402	$0	$7,402
Cost of sales including depreciation and depletion	$(14,210)	$(7,105)	$(109)	$(7,214)
Accretion expense	$(31)	$(16)	$0	$(16)
G&A Expenses	$(875)	$(438)	$(511)	$(949)
Share based payments	$0	$0	$(34)	$(34)
Foreign exchange gain (loss)	$0	$0	$7	$7
(Increase) / Decrease in fair value of derivative liability	$0	$0	$(481)	$(481)
Interest Expense	$(136)	$(68)	$(912)	$(979)
Interest Income	$21	$11	$4	$14
Others	$(352)	$(176)	$0	$(176)
Net Loss	$(779)	$(390)	$(2,036)	$(2,426)

* Includes GQM Holdings

Liquidity and Capital Resources

The Company has generated $42.0 million in revenues from operations since inception and as at March 31, 2017 had an accumulated deficit of $89.8 million and a working capital surplus of $0.8 million.

Cash generated from operations for the three months ended March 31, 2017 was $2.8 million.

On November 18, 2016, the Company repaid $12.2 million of the June 2015 Loan and accrued interest with cash on hand and the net proceeds of $10.1 million from an equity financing. The Company restructured the remaining debt with the November 2016 Clay Loan with a principal amount of $31.0 million. The November 2016 Clay Loan has a 30-month term and an annual interest rate of 8%, payable on a quarterly basis commencing first quarter of 2017, a repayment of $2.5 million on a quarterly basis commencing first quarter of 2018 and repayment of balance at maturity date. The first four quarterly interest payments on the November 2016 Clay Loan can be added to the loan principal balance rather than paid in cash, at the Company’s option. The Company exercised this option on January 1, 2017 and transferred $0.3 million interest to the principal.

Golden Queen Mining Co Ltd. expects to have sufficient cash on hand to meet its corporate general and administrative expenditures for the next twelve months from the date of the approval of these condensed consolidated interim financial statements. However, the Company is required to pay $5.4 million in accrued interest and debt principal repayment on April 1, 2018. The Company will need to receive cash distributions from GQM LLC to service its debt and such distributions are contingent on GQM LLC’s ability to generate positive cash flows. This situation raises substantial doubt about the Company’s ability to continue as a going concern.

The Company anticipates receiving sufficient distributions from GQM LLC during this fiscal year to service its debt in 2018, however such distributions are dependent on a number of factors, including the gold price and the ability of the mine to perform according to the mine plan for 2017. Because of the uncertainty relating to the above factors, there can be no assurance that sufficient distributions will be generated and paid by GQM LLC to the Company in order for it to meet its obligations when they fall due. If the distributions are not sufficient, the Company will need to either raise equity or negotiate with its debt lender a delay in principal and interest repayments.

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

The unaudited condensed consolidated interim financial statements do not reflect adjustments to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used, that would be necessary if the company were unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material.

Cash generated from (used in) Operating Activities:

Cash generated by operating activities, including general and administrative expenses such as legal fees, accounting, taxation and auditing fees, corporate expenses, office expenses and corporate salary was $2.8 million (used in the three-month period ended March 31, 2016 - $3.2 million) for the three months’ period ended March 31, 2017. The increase in cash utilized in operating activities is primarily due to the increase in revenues since the Company started production in the second quarter of 2016, improvements in working capital and operating cost.

Cash used in Investing Activities:

Cash used in investing activities totaled $5.2 million during the three months ended March 31, 2017 (three months ended March 31, 2016 - $6.6 million). Construction of the second stage of the leach pad started during the first quarter 2017.

Cash from Financing Activities:

Cash used in financing activities totaled $1.4 million during the three months ended March 31, 2017 (three months ended March 31, 2016 – cash used of $1.2 million). See below a description of the main financing activities used by the Company during the three months ended March 31, 2017:

•	The Company acquired three (3) (three-month period ended March 31, 2016 –one (1)) pieces of mining equipment from Komatsu through financing agreements totaling $2.4 million, (three-month period ended March 31, 2016- $0.3 million) net of down payments.

•	The Company made principal payments of $1.0 million (three-month period ended March 2016 - $1.2 million) related to the loans payable on the mining equipment and machinery.

•	The January 1, 2017 interest payment due on the June 2015 Loan of $0.3 million has been added to the principal balance.

Working Capital:

	LTD on a Non- Consolidated Basis *	LTD on a Consolidated Basis **

Current Assets	$1,881	$21,964
Current Liabilities	$(10,202)	$(21,212)
Working Capital / (Deficit)	$(8,321)	$752

* Includes GQM Holdings

** Includes GQM Holdings and GQM LLC

Golden Queen Mining Co. Ltd. and Golden Queen Holdings Inc.

As at March 31, 2017, Golden Queen Mining Co. Ltd. and Golden Queen Holdings Inc. had current assets of $1.9 million (December 31, 2016 - $2.3 million) and current liabilities of $10.2 million (December 31, 2016 - $6.9 million) or working capital deficit of $8.3 million (December 31, 2016 – working capital deficit of $4.6 million). The decrease in current assets from December 31, 2015 is the result of general corporate expenditures such as corporate salary expenses, legal fees, audit fees, financing fees and interest expenses. The increase in current liabilities is the result of the principal payment of the November 2016 Clay Loan now being included in our current liabilities.

Golden Queen Mining Co. Ltd will use its cash for general corporate expenditures such as accounting fees, legal fees and corporate salary expenses. Interest expenses on the November 2016 Clay Loan due during 2017 can be added to the loan principal balance rather than paid in cash at the Company’s option.

GQM LLC

As at March 31, 2017, GQM LLC had current assets of $20.2 million (December 31, 2016 - $22.7 million) and current liabilities of $11.0 million (December 31, 2016 - $9.9 million) or working capital surplus of $9.2 million (December 31, 2016 – $12.8 million).

The decrease in current assets from December 31, 2016 is the result of cash spent on project-related expenditures and working capital. The increase in current liabilities is the result of an increase of accounts payable and an increase of the short-term portion of the mobile equipment loans.

GQM LLC will use its cash on hand for sustaining capital expenditures and for working capital needs.

Outstanding Share Data

The number of shares issued and outstanding and the fully diluted share position are set out in the table below:

Item	No. of Shares
Shares issued and outstanding on December 31, 2016	111,048,683
Shares issued as the result of a purchase agreement	100,000
Shares issued pursuant to the exercise of stock options	Nil
Shares issued and outstanding on March 31, 2017	111,148,683	Exercise Price	Expiry Date
Shares to be issued on exercise of directors and employees stock options	1,808,335	$0.58 to $1.59	From 06/03/18 to 03/16/22
Shares to be issued on exercise of warrants	24,317,700	$0.95	06/08/20
Fully diluted March 31, 2017	137,274,718
The company has an unlimited authorized share capital

Subsequent Events

On April 1, 2017, the Company was to make a quarterly interest payment on the November 2016 Clay Loan. In accordance with the terms of the November 2016 Clay Loan agreement, the Company chose to exercise its right to add the interest owed on April 1, 2017 to the principal balance. The principal balance of the loan was increased by $0.6 million.

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

The table below shows a reconciliation of total cash costs per gold ounce and cash costs per gold ounce on a by-product basis (expressed in thousands of US dollars except ounce and per ounce amounts).

	Three Months Ended
	March 31, 2017	December 31, 2016
Total Cash Costs
Mining	$5,624	$4,933
Processing	4,379	4,243
Indirect mining cost	1,880	1,901
Inventory changes and others	(322)	(2,181)
Costo of sales	11,561	8,896
Site general and administrative	838	754
Cash costs before by product credits	12,399	9,650
Divided by gold sold (oz)	11,160	7,760
Cash costs per ounce of gold sold ($/oz)	1,111	1,244
Less: By-product silver credits per ounce ($/oz)	(98)	(148)
Total cash cost per ounce of gold sold on a by-product basis ($/oz)	$1,013	$1,095

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

The table below shows a reconciliation of all-in sustaining costs per ounce to the unaudited condensed interim consolidated financial statements (expressed in thousands of US dollars except ounce and per ounce amounts).

	Three Months Ended
	March 31, 2017	December 31, 2016
All-in sustaining costs
Mining	$5,624	$4,933
Processing	4,379	4,243
Indirect mining cost	1,880	1,901
Site G&A	838	754
Inventory changes	(322)	(2,181)
Silver by-product	(1,092)	(1,150)
Total cash cost after by-product	11,307	8,500
Corporate general and administrative expenses	578	311
Share based payments	34	17
Accretion expense	31	23
Sustaining capital	7,288	2,648
All-in sustaining costs	19,237	11,499
Divided by gold sold (oz)	11,160	7,760
All-in sustaining costs per gold ounce on a by-product basis	$1,724	$1,482

Summary of Significant Accounting Policies and Estimates

Full disclosure of the Company’s significant accounting policies and estimates in accordance with generally accepted accounting principles in the United Stated can be found in notes of its audited consolidated financial statements as at December 31, 2016.

Recently Adopted Accounting Pronouncements

(i)	In July 2015, ASU No. 2015-11 was issued related to the inventory, simplifying the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The update is effective in fiscal years, including interim periods beginning after December 15, 2016. The Company records inventory at the lower of cost or net realizable value and the adoption of this guidance effective January 1, 2017 had no impact on the consolidated financial statements.

(ii)	In March 2016, ASU No. 2016-09 was issued related to stock-based compensation. The new guidance simplifies the accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update is effective for the Company’s fiscal year and interim periods beginning after December 15, 2016. The adoption of this guidance as of January 1, 2017 had no impact on the consolidated financial statements.

New Accounting Policies

(iii)	In May 2014, ASU 2014-09 was issued related to revenue from contracts with customers. The ASU was further amended in August 2015, March 2016, April 2016, and May 2016 by ASU 2015-14, 2016-08, 2016-10 and 2016- 12. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition.

In August 2015, the effective date was deferred to reporting periods, including interim periods, beginning after December 31, 2017, and will be applied retrospectively. Early adoption is not permitted.

We are currently assessing the impact of implementation of ASU No. 201-09, however, management does not believe it will change the point of revenue recognition or amounts of revenue recognized compared to how we recognize revenue under our current policies. Our revenues involve a relatively limited number of types of contracts and customers. In addition, our revenue contracts do not involve multiple types of performance obligations. Revenues from doré are recognized, and the transaction price is known, at the time the metals sold are delivered to the customer. We will finalize our assessment of the impact of ASU No. 201-09 on our revenue recognition during 2017 and assess the additional disclosure requirements under the guidance.

(iv)	In February 2016, FASB issued ASC 842 that requires lessees to recognize lease assets and corresponding lease liabilities on the balance sheet for all leases with terms of more than 12 months. The update, which supersedes existing lease guidance, will continue to classify leases as either finance or operating, with the classification determining the pattern of expense recognition in the income statement.

The ASU will be effective for annual and interim periods beginning January 1, 2019, with early adoption permitted, and is applicable on a modified retrospective basis with various optional practical expedients. The Company is assessing the impact of this standard.

(v)	In August 2016, ASC guidance was issued to amend the classification of certain cash receipts and cash payments in the statement of cash flows. The new guidance is effective for the Company’s fiscal year and interim periods beginning December 1, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating this guidance and the impact on its consolidated financial statements.

The Center for Biodiversity Petition to List the Mohave Shoulderband Snail as an Endangered Species

As a result of a petition filed by the Center for Biological Diversity (“CBD”), the Company, the United States Fish and Wildlife Service (“USFWS”), and CBD entered into a memorandum of understanding (the “Memorandum of Understanding”) pursuant to which a review of the habitat of the Mohave Shoulderband snail will be surveyed. For the purposes of evaluating the petition, the survey is expected to be completed by June 30, 2017.

The Memorandum of Understanding caused no material adjustments to the Project’s mine plan. The Company believes that conservation of the snail can be accomplished without material adjustments to the Project’s mine plan, but if the USFWS ultimately finds that the snail is ‘endangered’ or ‘threatened’ and no agreed conservation plan is established, material adjustments to the Project’s mine plan may be required.

Other Legal Matters

National Labor Relations Board

The Building and Construction Trades Council of Kern, Inyo, and Mono Countries (the “Union”) is in the process of appealing the decision of the National Labor Relations Board that action taken by the Union related to a 1997 project labor agreement violates Section 8(e) of the National Labor Relations Act and is therefore unenforceable.

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

Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to US Dollar deposits held in Canadian financial institutions. As of March 31, 2017, the Company’s cash balances held in United States and Canadian financial institutions include $9.5 million, which are not fully insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

Interest Rate Risk

The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash balances during the three months ending March 31, 2017, a 1% decrease in interest rates would have reduced the interest income a trivial amount.

Foreign Currency Exchange Risk

Certain purchases of labour are denominated in Canadian dollars. As a result, currency exchange fluctuations may impact the costs of our operations. Specifically, the appreciation of the Canadian dollar against the US dollar may result in an increase in the Canadian operating expenses in US dollar terms. As of March 31, 2017, the Company maintained the majority of its cash balance in US dollars.

Commodity Price Risk

The Company’s primary business activity is the development of the open pit, gold and silver, heap leach project on the Property. Decreases in the price of either of these metals from current levels have the potential to negatively impact the future viability of the Project. A 10% change in the gold spot price would have a trivial impact on the change in the fair value of the derivative contracts held by the Company. The Company may enter into hedging contracts from time to time to protect the cash flows from commodity price volatility.

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

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Furthermore, an assessment that internal control over financial reporting was effective for any completed period does not mean that internal control over financial reporting will be assessed as effective for any future period as processes and procedures may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate, among other reasons. In connection with the assessment of effectiveness of the Company's internal control over financial reporting as of December 31, 2016, a material weakness was identified relating to the accuracy and valuation of inventory and the aggregation of deficiencies in the areas of journal entry review, user access and segregation of duties. The Company is in the process of implementing a remediation plan to address the deficiency previously noted in the areas of personnel and controls including the engagement of an external consultant to assist in the documentation and review of its internal controls.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the Company is in the process of implementing a remediation plan to address the deficiency previously noted in the areas of personnel and controls including the engagement of an external consultant to assist in the documentation and review of its internal controls.

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

All policies can be viewed in full on the Company’s website at www.goldenqueen.com

For the three months ended March 31, 2017 and year ended December 31, 2016, there were no reported instances of fraud.

Part II – Other Information

Item 1. Legal Proceedings

See “The Center for Biodiversity Petition to List the Mojave Shoulderband Snail as an Endangered Species” and “Other Legal Matters” contained in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal period ended December 31, 2016, as filed with the SEC on March 15, 2017.

Item 4. Mine Safety Disclosures

GQM LLC is the operator of the Project, which is located in Mojave in Kern County, California. The mine safety disclosures required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K are included in Exhibit 95.1 of this Quarterly Report. There was one lost-time accident at GQM LLC during the first quarter of 2017.

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing
3.1	Notice of Articles	Incorporated by reference to Exhibit 3.1 to the Form 10-K of the Company, filed with the SEC on March 30, 2016
3.2	Articles	Incorporated by reference to Exhibit 3.2 to the Form 8-K of the Company, filed with the SEC on September 2, 2010
4.1	Warrant Indenture dated July 25, 2016	Incorporated by reference to Exhibit 4.1 to the Form 8-K of the Company, filed with the SEC on July 25, 2016
4.2	Form of Warrant Certificate	Incorporated by reference to Exhibit 4.1 to the Form 8-K of the Company, filed with the SEC on July 28, 2016
10.1	Employment Agreement dated March 16, 2017 with Guy Le Bel	Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company, filed with the SEC on March 20, 2017
31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the US Securities Exchange Act of 1934	Filed herewith
31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the US Securities Exchange Act of 1934	Filed herewith
32.1	Section 1350 Certification of the Principal Executive Officer	Filed herewith
32.2	Section 1350 Certification of the Principal Financial Officer	Filed herewith
95.1	Mine Safety Disclosure	Filed herewith
101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three months ended March 31, 2017, formatted in XBRL	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2017

GOLDEN QUEEN MINING CO. LTD.
(Registrant)

By:	/s/ Thomas M. Clay
Thomas M. Clay
Principal Executive Officer

By:	/s/ Guy Le Bel
Guy Le Bel
Principal Financial Officer

