Form 10-Q
period 2017-06-30
GOLDEN QUEEN MINING CO LTD
filed 2017-08-09
CIK 1025362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

000-21777
(Commission File Number)

GOLDEN QUEEN MINING CO. LTD.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	Not Applicable
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2300 – 1066 West Hastings Street

Vancouver, British Columbia

V6E 3X2 Canada

(Address of principal executive offices)

Issuer’s telephone number, including area code: (778) 373-1557

Former name, former address and former fiscal year, if changed since last report: N/A

Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Check whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 9, 2017 the registrant’s outstanding common stock consisted of 111,148,683 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Balance Sheets

(amounts expressed in thousands of US dollars - Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash	$6,284	$13,301
Receivables	22	34
Inventories (Note 5)	12,399	10,941
Prepaid expenses and other current assets	559	577
Total current assets	19,264	24,853
Property, plant, equipment and mineral interests (Note 6)	140,174	134,550
Advance minimum royalties	304	303
Total Assets	$159,742	$159,706
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$5,864	$4,264
Interest payable	646	296
Current portion of note payable (Note 9 (ii))	5,922	-
Current portion of loan payable (Note 16)	6,194	5,656
Derivative liability – Related party warrants (Note 10)	4,006	5,458
Derivative liability – Warrants (Note 10)	530	972
Total current liabilities	23,162	16,646
Note payable (Note 9 (ii))	22,087	26,347
Loan payable (Note 16)	8,519	9,494
Asset retirement obligation (Note 8)	1,601	1,366
Deferred tax liability	12,922	12,922
Total liabilities	68,291	66,775
Temporary Equity
Redeemable portion of non-controlling interest (Note 9 (iv))	26,156	26,220
Shareholders’ Equity
Common shares, no par value, unlimited shares authorized (2016 - unlimited); 111,148,683 (2016 – 111,048,683) shares issued and outstanding (Note 7)	71,126	71,067
Additional paid-in capital	43,737	43,652
Deficit accumulated	(88,800)	(87,335)
Total shareholders’ equity attributable to GQM Ltd.	26,063	27,384
Non-controlling interest (Note 9 (iv))	39,232	39,327
Total Shareholders’ Equity	65,295	66,711
Total Liabilities, Temporary Equity and Shareholders’ Equity	$159,742	$159,706

Ability to Continue as a Going Concern (Note 2)

Commitments and Contingencies (Note 12)

Subsequent Events (Note 17)

Approved by the Directors:

“Thomas M. Clay”	“Bryan A. Coates”
Thomas M. Clay, Director	Bryan A. Coates, Director

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

2 | P a g e

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Statements of Income (Loss) and Comprehensive Income (Loss)

(amounts expressed in thousands of US dollars, except shares amounts - Unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Sales	$16,882	$3,464	$31,686	$3,464

Cost of Sales
Direct mining costs	(13,367)	(3,563)	(24,929)	(3,563)
Depreciation and depletion (Note 6)	(2,742)	(1,843)	(5,498)	(1,843)
Income (loss) from mine operations	773	(1,942)	1,259	(1,942)

General and administrative expenses (Note 14)	(712)	(989)	(2,128)	(2,517)
Operating income (loss)	61	(2,931)	(869)	(4,459)

Other income (expenses)
Gain (loss) on derivative instruments (Note 10)	2,375	1,135	1,894	(5,896)
Interest expense (Note 9 (iii))	(1,250)	(1,793)	(2,297)	(2,554)
Interest income	37	43	63	83
Other expenses	(31)	(22)	(415)	(22)
Total other income (expenses)	1,131	(637)	(755)	(8,389)
Net and comprehensive income (loss) for the period	$1,192	$(3,568)	$(1,624)	$(12,848)
Less: Net and comprehensive loss (income) attributable to the non-controlling interest for the period (Note 9 (iv))	(230)	1,459	159	1,814
Net and comprehensive income (loss) attributable to Golden Queen Mining Co Ltd. for the period	$962	$(2,109)	$(1,465)	$(11,034)
Income (loss) per share – basic (Note 15)	$0.01	$(0.02)	$(0.01)	$(0.11)
Income (loss) per share – diluted (Note 15)	$0.01	$(0.02)	$(0.01)	$(0.11)

Weighted average number of common shares outstanding - basic	111,113,341	99,893,341	111,096,766	99,893,341
Weighted average number of common shares outstanding - diluted	111,113,341	99,893,341	111,096,766	99,893,341

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

3 | P a g e

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Statements of Shareholders’ Equity, Non-controlling Interest and Redeemable Portion of Non-controlling Interest

(amounts expressed in thousands of US dollars, except shares amounts- Unaudited)

	Common shares	Amount	Additional Paid-in Capital	Deficit Accumulated	Total Shareholders’ Equity attributable to GQM Ltd	Non- controlling Interest	Total Shareholders’ Equity	Redeemable Portion of Non- controlling Interest
Balance, December 31, 2015	99,928,683	$62,860	$43,628	$(79,906)	$26,582	$40,686	$67,268	$27,124
Stock-based compensation	-	-	7	-	7	-	7	-
Net loss for the period	-	-	-	(11,034)	(11,034)	(1,089)	(12,123)	(726)
Balance, June 30, 2016	99,928,683	$62,860	$43,635	$(90,940)	$15,555	$39,597	$55,152	$26,398

Balance, December 31, 2016	111,048,683	$71,067	$43,652	$(87,335)	$27,384	$39,327	$66,711	$26,220
Issuance of common shares	100,000	59	-	-	59	-	59	-
Stock-based compensation	-	-	85	-	85	-	85	-
Net loss for the period	-	-	-	(1,465)	(1,465)	(95)	(1,560)	(64)
Balance, June 30, 2017	111,148,683	$71,126	$43,737	$(88,800)	$26,063	$39,232	$65,295	$26,156

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

4 | P a g e

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Statements of Cash Flows

(amounts expressed in thousands of US dollars - Unaudited)

	Six Months Ended June 30,	Six Months Ended June 30,
	2017	2016
Operating Activities
Net loss for the period	$(1,624)	$(12,848)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation and depletion	5,498	1,850
Amortization of debt discount and interest accrual	740	2,401
Accretion expense	62	22
Change in fair value of derivative liabilities (Note 10)	(1,894)	5,896
Stock based compensation	85	7
Unrealized foreign exchange	(7)	-
Non-cash finder fees	59	-
Changes in non-cash working capital items:
Receivables	12	(3)
Prepaid expenses & other current assets	18	154
Inventory	(1,458)	(6,285)
Accounts payable & accrued liabilities	2,687	1,749
Interest payable	1,272	-
Cash generated from (used in) operating activities	5,450	(7,057)
Investment activities:
Additions to property, plant, equipment and mineral interests	(9,479)	(10,289)
Release (purchase) of reclamation financial assurance deposit	-	902
Cash used in investing activities	(9,479)	(9,387)
Financing activity:
Repayments of loan payable (Komatsu)	(2,988)	(2,477)
Cash used in financing activities	(2,988)	(2,477)
Net change in cash and cash equivalents	(7,017)	(18,921)
Cash and cash equivalents, beginning balance	13,301	37,587
Cash and cash equivalents, ending balance	$6,284	$18,666

Supplementary Disclosures of Cash Flow Information (Note 11)

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

5 | P a g e

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

1.	Nature of Business

Golden Queen Mining Co. Ltd. (“Golden Queen”, “GQM Ltd.” or the “Company”) is engaged in the operation of the Soledad Mountain Mine (“the Mine”), located in the Mojave Mining District, Kern County, California. The Company originally used its wholly owned subsidiary, Golden Queen Mining Company, Inc. (“GQM Inc.”), to explore and develop the Mine. On September 10, 2014, GQM Inc. was converted to a limited liability company, Golden Queen Mining Company, LLC (“GQM LLC”). The Company entered into a Joint Venture (the “JV”) agreement with Gauss LLC (“Gauss”) through its newly formed, wholly owned subsidiary, Golden Queen Mining Holdings, Inc. (“GQM Holdings”). The JV was completed on September 15, 2014. Upon completion of the JV, both the Company, through GQM Holdings, and Gauss each owned, and continue to own, 50% of GQM LLC. In February 2015, the Company incorporated Golden Queen Mining Canada Ltd. (“GQM Canada”), a wholly-owned British Columbia subsidiary, to hold the Company’s interest in GQM Holdings.

2.	Ability to Continue as a Going Concern

The unaudited condensed consolidated interim financial statements of Golden Queen Mining Co Ltd. have been prepared using accounting principles generally accepted in the United States (“US GAAP”) applicable to a going concern.

The Company generated $2.8 million and $5.5 million in cash from operating activities during the three and six months ended June 30, 2017, respectively. The Company had a working capital deficit of $3.9 million at June 30, 2017.

The Company is required to pay $3.2 and $8.4 million of accrued interest and debt principal to the Clay Group, in total, on the three following dates: January 1, 2018, April 1, 2018 and July 1, 2018. The Company will need to receive cash distributions from GQM LLC to service its debt and such distributions are contingent on GQM LLC’s ability to generate positive cash flows. The Company revised the mine plan in light of the six months ended June 30, 2017 results and has determined it is unlikely it will receive sufficient distributions from GQM LLC during this fiscal year to service its debt in early 2018. This situation raises substantial doubt about the Company’s ability to continue as a going concern. Consequently, discussion with the Clay Group to restructure the reimbursement schedule have been initiated. While the Company has been successful in re-negotiating the debt reimbursement schedule with the Clay Group on previous occasions, there can be no assurance that will be achieved going forward.

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

6 | P a g e

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

3.	Basis of Presentation (continued)

Certain information and note disclosures normally included for annual consolidated financial statements prepared in accordance with US GAAP have been omitted. These unaudited condensed consolidated interim financial statements should be read together with the audited consolidated financial statements of the Company for the year ended December 31, 2016.

In the opinion of Management, all adjustments considered necessary (including reclassifications and normal recurring adjustments) to present fairly the financial position, results of operations and cash flows at June 30, 2017 and for all periods presented, have been included in these financial statements. The interim results are not necessarily indicative of results for the full year ending December 31, 2017, or future operating periods. For further information, see the Company’s annual consolidated financial statements, including the accounting policies and notes thereto.

The Company consolidates all entities in which it can vote a majority of the outstanding voting stock. In addition, it consolidates entities which meet the definition of a variable interest entity for which it is the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. We consider special allocations of cash flows and preferences, if any, to determine amounts allocable to non-controlling interests. All intercompany transactions and balances are eliminated on consolidation.

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

7 | P a g e

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

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

We are currently assessing the impact of implementation of ASU No. 2014-09, however, Management does not believe it will change the point of revenue recognition or amount of revenue recognized compared to how we recognize revenue under our current policies. Our revenues involve a relatively limited number of types of contracts and customers. In addition, our revenue contracts do not involve multiple types of performance obligations. Revenues from doré are recognized, and the transaction price is known, at the time the metals sold are delivered to the customer. We will finalize our assessment of the impact of ASU No. 201-09 on our revenue recognition during 2017 and assess the additional disclosure requirements under the guidance.

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

Inventories consist primarily of production from the Company’s operation, in varying stages of the production process and supplies and spare parts, all of which are presented at the lower of cost or net realizable value. Inventories of the Company are comprised of:

	June 30, 2017	December 31, 2016
Stockpile inventory	$346	$318
In-process inventory	9,861	9,491
Dore inventory	366	76
Supplies and spare parts	1,826	1,056
	$12,399	$10,941

8 | P a g e

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

6.	Property, Plant, Equipment and Mineral Interests

Property, plant and equipment and mineral interests, are depreciated and depleted using either the units-of-production or straight-line method over the shorter of the estimated useful life of the asset or the expected life of mine. Assets under construction in progress are recorded at cost and re-allocated to its corresponding category when they become available for use.

	Land	Mineral property interest and claims	Mine development	Machinery and equipment	Buildings and infrastructure	Construction in progress	Interest capitalized	Total
Cost
At December 31, 2015	$110	$4,459	$84,798	$28,085	$8,565	$-	$-	$126,017
Additions	3,777	-	-	-	9,391	542	5,674	19,384
Transfers	6	(6)	(42,765)	32,117	10,648	-	-	-
Disposals	-	-	-	-	-	-	-	-
At December 31, 2016	$3,893	$4,453	$42,033	$60,202	$28,604	$542	$5,674	$145,401
Additions	17	96	-	4,074	-	8,286	-	12,473
Transfers	-	-	(58)	-	(36)	-	-	(94)
Disposals	-	-	-	(1,344)	-	-	-	(1,344)
At June 30, 2017	$3,910	$4,549	$41,975	$62,932	$28,568	$8,828	$5,674	$156,436

Accumulated depreciation and depletion
At December 31, 2015	$-	$-	$654	$1,462	$350	$-	$-	$2,466
Additions	-	72	317	5,666	2,330	-	-	8,385
Disposals	-	-	-	-	-	-	-	-
At December 31, 2016	$-	$72	$971	$7,128	$2,680	$-	$-	$10,851
Additions	-	134	1,171	2,962	1,179	-	221	5,667
Disposals	-	-	-	(256)	-	-	-	(256)
At June 30, 2017	$-	$206	$2,142	$9,834	$3,859	$-	$221	$16,262

Carrying values
At December 31, 2016	$3,893	$4,381	$41,062	$53,074	$25,924	$542	$5,674	$134,550
At June 30, 2017	$3,910	$4,343	$39,833	$53,098	$24,709	$8,828	$5,453	$140,174

During the three and six months ended June 30, 2017, the Company acquired 3 (2016 – 1 piece of mining equipment) from Komatsu through financing agreements. Also, during the same periods the Company disposed of 2 pieces of mining equipment (2016 – $Nil). See Note 16 for further details.

7.	Share Capital

The Company’s common shares outstanding are no par value, voting shares with no preferences or rights attached to them.

Common shares – 2016

In July 2016, the Company completed a financing for gross proceeds of $12.1 million (C$16.1 million) consisting of 11,120,000 units at a price of $1.10 (C$1.45) per unit. Each unit consisted of one common share of the Company and one-half of one common share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share of the Company at a price of C$2.00 per common share until July 25, 2019. The aggregate fair value of the common share purchase warrants at the time of issuance was $2.3 million, which was recorded as a derivative liability and the Company allocated the remaining proceeds of $9.8 million to the common shares (See Note 10).

9 | P a g e

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

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

Stock options

The Company’s current stock option plan (the “Plan”) was adopted by the Company in 2013 and approved by shareholders of the Company in 2013. The Plan provides a fixed number of 7,200,000 common shares of the Company that may be issued pursuant to the grant of stock options. The exercise price of stock options granted under the Plan shall be determined by the Company’s Board of Directors (the “Board”), but shall not be less than the volume-weighted, average trading price of the Company’s shares on the Toronto Stock Exchange (“TSX”) for the five (5) trading days immediately prior to the date of the grant. The expiry date of a stock option shall be the date so fixed by the Board subject to a maximum term of five (5) years. The Plan provides that the expiry date of the vested portion of a stock option will be the earlier of the date so fixed by the Board at the time the stock option is awarded and the early termination date (the “Early Termination Date”).

The Early Termination Date will be the date the vested portion of a stock option expires following the option holder ceasing to be a director, employee or consultant, as determined by the Board at the time of grant, or in the absence thereof at any time prior to the time the option holder ceases to be a director, employee or consultant, in accordance with and subject to the provisions of the Plan. All options granted under the 2013 Plan will be subject to such vesting requirements as may be prescribed by the TSX, if applicable, or as may be imposed by the Board. A total of 1,395,002 (December 31, 2016 – 1,555,000) common shares were issuable pursuant to such stock options as at June 30, 2017.

The Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted. In accordance with the accounting standard for employees, the compensation expense is amortized on a straight-line basis over the requisite service period, which approximates the vesting period.

The following is a summary of stock option activity during the six months ended June 30, 2017 and 2016:

	Shares	Weighted Average Exercise Price per Share
Options outstanding, December 31, 2015	1,070,000	$0.94
Options granted	485,000	$0.66
Options outstanding, December 31, 2016	1,555,000	$0.85
Options granted	400,002	$0.65
Options forfeited	(166,667)	$0.24
Options expired	(393,333)	$1.10
Options outstanding, June 30, 2017	1,395,002	$0.75

On March 20, 2017, the Company granted 400,002 options to the Company’s Chief Financial Officer (“CFO”). The options are exercisable at a price of $0.65 for a period of five years from the date of grant and 133,334 options vest on March 20, 2018, 133,334 options vest on March 20, 2019 and 133,334 options on March 20, 2020.

On March 14, 2017, the former CFO of the Company resigned. 146,667 stock options were forfeited on this date as they did not meet the vesting conditions. The expiry date of 393,333 stock options which vested was modified to June 14, 2017 pursuant to the terms of the employment agreement.

10 | P a g e

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

7.	Share Capital (continued)

Stock options (continued)

These stock options were not exercised, thus expired during the six months ended June 30, 2017. The share-based compensation associated with the unvested stock options was reversed accordingly.

Upon resignation of an employee on June 19, 2017, 20,000 stock options were forfeited as they did not meet the vesting conditions. The share-based compensation associated with the unvested stock options was reversed accordingly.

The fair value of stock options granted as above is calculated using the following weighted average assumptions:

	2017	2016
Expected life (years)	5.00	5.00
Interest rate	1.18%	1.00%
Volatility	77.29%	81.27%
Dividend yield	0.00%	0.00%

During the three and six months ended June 30, 2017, the Company recognized $0.05 million and $0.09 million (the three and six months ended June 30, 2016 - $0.04 million and $0.07 million) in stock-based compensation relating to employee stock options that were issued and/or had vesting terms.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2017:

Expiry Date	Number Outstanding	Number Exercisable	Remaining Contractual Life (years)	Exercise Price
June 3, 2018	50,000	50,000	0.93	$1.16
September 3, 2018	150,000	150,000	1.18	$1.59
September 8, 2020	430,000	430,000	3.19	$0.58
November 30, 2021	365,000	0	4.42	$0.66
March 20, 2022	400,002	0	4.72	$0.65
Balance, June 30, 2017	1,395,002	630,000	3.66

As at June 30, 2017, the aggregate intrinsic value of the outstanding exercisable options was $Nil (December, 31, 2016 - $0.4 million).

Warrants

The following is a summary of common share purchase warrants activity:

	June 30, 2017	December 31, 2016
Balance, beginning of the period	24,317,700	10,000,000
Issued - financing units	-	5,560,000
Issued - financing brokers (1)	-	757,700
Issued - debt restructuring (1)	-	8,000,000
Balance, end of the period	24,317,700	24,317,700

(1) Non-tradable share purchase warrants.

11 | P a g e

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

7.	Share Capital (continued)

Warrants (continued)

The following table summarizes information about share purchase warrants outstanding and exercisable at June 30, 2017:

Expiry Date	Number Outstanding	Remaining Contractual Life (periods)	Exercise Price
June 8, 2020	10,000,000	2.94		$0.95
July 25, 2019	5,560,000	2.07	C$	2.00
July 25, 2019	757,700	2.07	C$	2.00
November 18, 2021	8,000,000	4.40		$0.85

8.	Asset Retirement Obligation and Financial Reclamation Assurance

Asset Retirement Obligation

The total asset retirement obligation as of June 30, 2017, was $1.6 million (December 31, 2016 - $1.4 million).

The Company estimated its asset retirement obligation based on its requirements to reclaim and remediate its property based on its activities to date. As at June 30, 2017, the Company estimates the primary cash outflow related to these reclamation activities will commence in 2028. Reclamation provisions are measured at the expected value of future cash flows discounted to their present value using a discount rate based on a credit adjusted risk-free interest rate of 8.7% and an inflation rate of 2.45%.

The following is a summary of asset retirement obligations:

	June 30, 2017	December 31, 2016
Balance, beginning of the period	$1,366	$978
Accretion	62	90
Changes in cash flow estimates	173	298
Balance, end of the period	$1,601	$1,366

Reclamation Financial Assurance

The Company is required to provide the Bureau of Land Management, the State Office of Mine Reclamation and Kern County, California with a revised reclamation cost estimate annually. The financial assurance is adjusted once the cost estimate is approved. The Company’s provision for reclamation of the property is estimated each year by an independent consulting engineer. This estimate, once approved by state and county authorities, forms the basis for a cash deposit of reclamation financial assurance. The reclamation assurance provided as at June 30, 2017 is $1.5 million (December 31, 2016 - $1.5 million).

The Company is required to provide the Bureau of Land Management, the State Office of Mine Reclamation and Kern County, California with a revised reclamation cost estimate annually.  The financial assurance is adjusted once the cost estimate is approved.  The Company’s provision for reclamation of the property is estimated each year by an independent consulting engineer. This estimate, once approved by state and county authorities, forms the basis for a cash deposit of reclamation financial assurance. The reclamation assurance provided as at June 30, 2017 is $1.5 million (December 31, 2016 - $1.5 million).

In addition to the above, the Company is required to obtain and maintain financial assurance for initiating and completing corrective action and remediation of a reasonably foreseeable release from the Mine’s waste management units as required by the Regional Board. The reclamation financial assurance estimate for as of June 30, 2017, is $0.3 million (December 31, 2016 - $0.3 million).

12 | P a g e

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

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

Except as noted elsewhere in these unaudited condensed consolidated interim financial statements, related party transactions are disclosed as follows:

(i)	Management Agreement

During the three and six months ended June 30, 2017, the Company paid a total of $0.03 million and $0.06 million (the three and six months ended June 30, 2016 - $0.03 million and $0.06 million, respectively), respectively, to the three independent directors of the Company. Additionally, the Company paid $0.02 million (2016 - $Nil) for consulting services to Behre Dolbear, a company of which a director of Golden Queen serves in the capacity of an executive officer.

(ii)	Note Payable

On December 31, 2014, the Company entered into a loan (the “December 2014 Loan”) with the Clay Group for $12.5 million, due on July 1, 2015 and bore an annual interest rate of 10%. The loan was guaranteed by GQM Holdings, and secured by a pledge of the Company's interests in GQM Canada, GQM Canada’s interest in GQM Holdings and GQM Holdings' 50% interest in GQM LLC.

The Company also incurred a financing fee to secure the loan in the amount of $1.0 million, of which, $0.8 million was paid on December 31, 2014 and the remaining $0.2 million was paid on January 5, 2015.

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

On November 18, 2016, the Company repaid $12.2 million of the June 2015 Loan and accrued interest with cash on hand and the net proceeds of $10.1 million from an equity financing. The Company restructured the remaining debt with a new loan with a principal amount of $31.0 million (the “November 2016 Loan”). The new loan has a thirty-month term and an annual interest rate of 8%, payable on a quarterly basis commencing during the first quarter of 2017. Quarterly principal payments of $2.5 million commence during the first quarter of 2018, with a payment of the remaining balance at the maturity date. The first four quarterly interest payments under the November 2016 Loan can be added to the loan principal balance rather than paid in cash, at the Company’s option. The Company exercised this option on January 1, 2017 and on July 1, 2017 (See Note 17).

In connection with the November 2016 Loan the Company issued 8,000,000 common share purchase warrants exercisable for a period of five years expiring November 21, 2021. The common share purchase warrants have an exercise price of $0.85. The Company also incurred a financing fee to secure the loan in the amount of $0.9 million, all of which was paid on November 18, 2016.

13 | P a g e

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

9.	Related Party Transactions (continued)

(ii)	Note Payable (continued)

The table below summarizes the activity on the November 2016 Loan:

	June 30, 2017	December 31, 2016
Balance, beginning of the period	$26,347	$36,053
Interest payable transferred to principal balance	922	2,977
Accretion of discount on loans	740	1,996
Capitalized financing fee and legal fees	-	(930)
Reduction of debt upon issuance of warrants	-	(3,090)
Repayment of loans and interest	-	(10,659)
Balance, end of the period	$28,009	$26,347

Current portion	$5,922	$-
Non-current portion	$22,087	$26,347

(iii)	Amortization of Discounts and Interest Expense

The following table summarizes the amortization of discounts and interest on loan:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2017	2016	2017	2016
Accretion of the Nov 2016 Loan discount	$454	$-	$740	$-
Interest expense related to the Nov 2016 Loan	646	-	1,272	-
Interest expense related to Komatsu financial loans (1)	150	154	285	320
Accretion of the June 2015 Loan discount	-	626	-	1,232
Interest expense related to the June 2015 Loan	-	1,013	-	2,008
Accretion of discount and interest on loan	$1,250	$1,793	$2,297	$3,560

The Company’s loans were contracted to fund significant development costs.

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2017	2016	2017	2016
Accretion of discounts and interest on loan (1)	$1,250	$1,793	$2,297	$3,560
Less: Interest costs capitalized (2)	-	-	-	(1,006)
Interest expense	$1,250	$1,793	$2,297	$2,554

(1)	Komatsu is not a related party and has only been included in the above table to reconcile the total interest expense incurred for the period to the amounts capitalized and expensed.
(2)	Interest capitalization ended on March 31, 2016 because the mine went into production on April 1, 2016.

(iv)	Joint Venture Transaction

On September 15, 2014, the Company closed the Joint Venture Transaction with Gauss resulting in both parties owning a 50% interest in the Mine. Pursuant to the Joint Venture Transaction, Golden Queen converted its wholly-owned subsidiary GQM Inc., the entity developing the Mine, into a California limited liability company named GQM LLC. On closing of the transaction, Gauss acquired 50% of GQM LLC by investing $110 million cash in exchange for newly issued membership units of GQM LLC. GQM Holdings, a newly incorporated subsidiary of the Company, holds the other 50% of GQM LLC.

14 | P a g e

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

9.	Related Party Transactions (continued)

(iv)	Joint Venture Transaction (continued)

Gauss is a funding vehicle owned by entities controlled by Leucadia National Corporation (NYSE: LUK) (“Leucadia”) and certain members of the Clay Group, a shareholder group which collectively owned approximately 27% of the issued and outstanding shares of Golden Queen (the “Clay Group”) at the time of the transaction. Gauss is owned 70.51% by Gauss Holdings LLC (“Gauss Holdings”, Leucadia’s investment entity) and 29.49% by Auvergne LLC (“Auvergne”, the Clay Group’s investment entity). Pursuant to the transaction, Leucadia was paid a transaction fee of $2.0 million and $0.3 million was paid to Auvergne through GQM LLC in 2014. The Company expensed these transaction costs.

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

The Company has presented Gauss’ ownership in GQM LLC as a non-controlling interest amount on the balance sheet within the equity section. However, there are terms in the agreement that provide for the exit from the investment in GQM LLC for an initial member whose interest in GQM LLC becomes less than 20%.

If a member becomes less than a 20% interest holder, its remaining unit interest will (ultimately) be terminated through one of three events at the non-diluted member’s option:

a.	Through conversion to a net smelter royalty (“NSR”);
b.	Through a buy-out (at fair value) by the non-diluted member; or
c.	Through a sale process by which the diluted member’s interest is sold

The net assets of GQM LLC as of June 30, 2017, and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Assets, GQM LLC	$152,934	$151,802
Liabilities, GQM LLC	(22,157)	(20,710)
Net assets, GQM LLC	$130,777	$131,092

Included in the assets above, is $5.0 million (December 31, 2016 - $11.1 million) in cash held as at June 30, 2017. The cash in GQM LLC is directed specifically to fund capital expenditures required to continue with production and settle GQM LLC’s obligations. The liabilities of GQM LLC do not have recourse to the general credit of Golden Queen except for 2 mining drill loans and $3.0 million in surety bond agreements.

15 | P a g e

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

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

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2017	2016	2017	2016
Net and comprehensive income (loss) in GQM LLC	$462	$(2,919)	$(317)	$(3,628)
Non-controlling interest percentage	50%	50%	50%	50%
Net and comprehensive loss attributable to non-controlling interest	$230	$(1,459)	$(159)	$(1,814)
Net and comprehensive loss attributable to permanent non-controlling interest	$138	$(876)	$(95)	$(1,088)
Net and comprehensive loss attributable to temporary non-controlling interest	$92	$(584)	$(64)	$(726)

	Permanent Non- Controlling Interest	Temporary Non- Controlling Interest
Carrying value of non-controlling interest, December 31, 2016	$39,327	$26,220
Net and comprehensive loss for the period	(95)	(64)
Carrying value of non-controlling interest, June 30, 2017	$39,232	$26,156

Dilution of Interest in Subsidiary

As a result of the Joint Venture Transaction, the Company’s interest in GQM LLC was diluted from 100% to 50% and ordinarily, the Company would recognize gain on dilution with the book value of the investment in GQM LLC increasing as well. However, since the transaction was with a related party and the Company retained control, the excess has not been recognized in net income but rather has been recorded in equity as an increase to Additional Paid-in Capital (“APIC”) based on guidance provided in ASC 810-10-55-4D and -4E.

The deferred tax liability resulted from the increase in the book value over tax value of the investment in GQM LLC.

Capital Contribution Agreement

Pursuant to the Joint Venture Transaction, GQM Holdings made a single capital contribution to GQM LLC of $12.5 million on June 15, 2015. Gauss funded an amount equal to GQM Holdings’ capital contribution to GQM LLC. Both partners maintain their 50% ownership of the Mine.

(v)	Revolving credit

On May 23, 2017, GQM LLC entered into a revolving credit facility of $5 million with Gauss Holdings and Auvergne LLC. The revolving credit is available until May 23, 2018 and bears a 12% simple annual interest. GQM LLC paid a closing fee of $0.1 million which was classified as prepaid expenses and other current assets. $0.02 million of the closing fee was amortized during three and six months ended June 30, 2017. As at June 30, 2017, no amounts had been drawn under this facility.

16 | P a g e

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

10.	Derivative Liabilities

Share Purchase Warrants – Clay loans (Related Party)

On June 8, 2015, the Company issued 10,000,000 share purchase warrants to the Clay Group in connection with the June 2015 Loan. The share purchase warrants are exercisable until June 8, 2020 at an exercise price of $0.95. Included in the June 2015 Loan agreement was an anti-dilution provision. If the Company were to complete a financing at a share price lower than the exercise price of the share purchase warrants, the exercise price of the share purchase warrants would be adjusted to match the price at which the financing was completed.

On November 18, 2016, the Company issued 8,000,000 share purchase warrants to the Clay Group in connection with the November 2016 Loan. The share purchase warrants are exercisable until November 18, 2021 at an exercise price of $0.85. Included in the November 2016 Loan agreement was an anti-dilution provision. If the Company were to complete a financing at a share price lower than the exercise price of the share purchase warrants, the exercise price of the share purchase warrants would be adjusted to match the price at which the financing was completed.

The share purchase warrants meet the definition of a derivative liability instrument as the exercise price is not a fixed price as described above. Therefore, the settlement feature does not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15.

The fair value of the derivative liabilities related to the share purchase warrants as at June 30, 2017 is $4.0 million (December 31, 2016 - $5.5 million). The derivative liabilities were calculated using the binomial and the Black-Scholes pricing valuation models with the following assumptions:

Warrants related to June 2015 Loan	June 30, 2017	December 31, 2016
Risk-free interest rate	1.17%	0.84%.
Expected life of derivative liability	2.94 years	3.44 years
Expected volatility	76.60%	78.79%
Dividend rate	0.00%	0.00%

Warrants related to November 2016 Loan	June 30, 2017	December 31, 2016
Risk-free interest rate	1.38%	1.11%
Expected life of derivative liability	4.40 years	4.89 years
Expected volatility	79.58%	77.21%
Dividend rate	0.00%	0.00%

The change in the derivative share purchase warrants is as follows:

	June 30, 2017	December 31, 2016
Balance, beginning of the period	$5,458	$2,498
Fair value at inception	-	3,090
Change in fair value	(1,452)	(130)
Balance, end of the period	$4,006	$5,458

17 | P a g e

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

10.	Derivative Liabilities (continued)

Share Purchase Warrants – July 2016 financing

On July 25, 2016, the Company issued a total of 6,317,700 share purchase warrants in connection with the July 2016 financing with an exercise price of C$2.00. In accordance with the guidance in ASC 815-40-15, the share purchase warrants met the criteria of a derivative instrument liability because they were exercisable in a currency other than the functional currency of the Company and thus did not meet the “fixed-for-fixed” criteria of that guidance. As a result, the Company was required to separately account for the share purchase warrants as derivative liabilities recorded at fair value and marked-to-market each period with the changes in the fair value each period charged or credited to income.

As at June 30, 2017, the Company had re-measured the share purchase warrants and determined the fair value of the derivative liability to be $0.5 million (December 31, 2016 - $1.0 million) using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2017	December 31, 2016
Risk-free interest rate	1.09%	0.84%
Expected life of derivative liability in years	2.07 years	2.56 years
Expected volatility	76.01%	79.40%
Dividend rate	0.00%	0.00%

The change in the derivative share purchase warrants is as follows:

	June 30, 2017	December 31, 2016
Fair value of warrants issued	$972	$2,701
Change in fair value of warrants	(442)	(1,729)
Balance, end of the period	$530	$972

11.	Supplementary Disclosures of Cash Flow Information

	Six Months Ended June 30,	Six Months Ended June 30,
	2017	2016
Cash paid during the period for:
Interest on loan payable	$285	$323
Non-cash financing and investing activities:
Common shares issued as part of a management agreement	$-	$-
Asset retirement costs charged to mineral property interests	$173	$171
Mining equipment acquired through issuance of debt	$2,551	$295
Mineral property expenditures included in accounts payable	$1,081	$708
Interest cost capitalized to mineral property interests	$-	$839
Inventory expenditures included in accounts payable	$-	$-
Non-cash finder fees	$59	$-
Non-cash amortization of discount and interest expense	$740	$1,232
Interest payable converted to principal balance	$922	$1,964

18 | P a g e

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

12.	Commitments and Contingencies

Royalties

The Company has acquired a number of mineral properties outright. It has acquired exclusive rights to explore, develop and mine other portions of the Mine under various mining lease agreements with landowners. Royalty amount due to each landholder over the life of the Mine varies with each property.

Compliance with Environmental Regulations

The Company’s exploration and development activities are subject to laws and regulations controlling not only the exploration and mining of mineral properties, but also the effect of such activities on the environment. Compliance with such laws and regulations may necessitate additional capital outlays or affect the economics of a mine, and cause changes or delays in the Company’s activities.

Corporate Guaranties

The Company has provided corporate guaranties for two of GQM LLC’s mining drill loans. The Company has also provided corporate a guaranty for GQM LLC’s surety bonds.

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

19 | P a g e

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

13.	Financial Instruments (continued)

Fair Value Measurements (continued)

	June 30, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party (Note 10)	$4,006	$-	$4,006	$-
Share purchase warrants – (Note 10)	530	-	530	-
	$4,536	$-	$4,536	$-

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party (Note 10)	$5,458	$-	$5,458	$-
Share purchase warrants – (Note 10)	972	-	972	-
	$6,430	$-	$6,430	$-

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

The Company maintains its US Dollar and Canadian Dollar cash in bank accounts with major financial institutions with high credit standings. Cash deposits held in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $0.3 million and Canadian Dollar cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to C$0.1 million.

20 | P a g e

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to US Dollar deposits held in Canadian financial institutions. As of June 30, 2017, the Company’s cash balances held in United States and Canadian financial institutions include $6.3 million, which are not fully insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

Interest Rate Risk

The Company holds 98% of its cash in bank deposit accounts with a single major financial institution. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash balances during the three months ended June 30, 2017 a 1% decrease in interest rates would have reduced the interest income for 2017 to an immaterial amount.

Foreign Currency Exchange Risk

Certain purchases of corporate overhead items are denominated in Canadian Dollar. As a result, currency exchange fluctuations may impact the costs of our operations. Specifically, the appreciation of the Canadian Dollar against the US Dollar may result in an increase in the Canadian operating expenses in US dollar terms. As of June 30, 2017, the Company maintained the majority of its cash balance in US Dollar. The Company currently does not engage in any currency hedging activities.

13.	Financial Instruments (continued)

Commodity Price Risk

The Company’s primary business activity is the operation of the open pit, gold and silver, heap leach project on the Mine. Decreases in the price of either of these metals from current levels has the potential to negatively impact the future viability of the Mine.

14.	General and Administrative Expenses

General and administrative expenses are incurred to support the administration of the business that are not directly related to production. Significant components of general and administrative expenses are comprised of the following:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2017	2016	2017	2016
Audit, legal and professional fees	$108	$197	$396	$972
Salaries and benefits and director fees	140	395	700	737
Regulatory fees and licenses	17	60	70	83
Insurance	114	116	247	240
Corporate administration	333	221	715	485
	$712	$989	$2,128	$2,517

21 | P a g e

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

15.	Income (Loss) Per Share

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net gain (loss) attributable to the shareholders of the Company - numerator for basic and diluted LPS	$962	$(2,109)	$(1,465)	$(11,034)
Denominator:
Weighted average number of common shares outstanding -basic and diluted	111,113,341	99,893,341	111,096,766	99,893,341

Income (loss) per share – basic and diluted	$0.01	$(0.02)	$(0.01)	$(0.11)

Weighted average number of shares for the six months ended June 30, 2017 excludes 1,395,002 options (June 30, 2016 - 1,070,000) and 24,317,700 warrants (June 30, 2016 – 10,000,000) that were antidilutive.

16.	Loan Payable

During the six months ended June 30, 2017, the Company sold two (December 31, 2016 –Nil) pieces of equipment with a net book value of $1.0 million in consideration for settlement of two loans by $0.6 million plus $0.1 million in cash. The Company also booked $0.3 million as a loss in disposition of fixed assets.

During the six months ended June 30, 2017, the Company entered into three new loan agreements for a total of $3.8 million for the acquisition of three (December 31, 2016 – two) pieces of mining equipment from Komatsu.

22 | P a g e

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

16.	Loan Payable (continued)

As at June 30, 2017 and December 31, 2016, the finance agreement balances are as follows:

	June 30, 2017	December 31, 2016
Balance, beginning of the period	$15,150	$18,373
Additions	3,737	2,047
Down payments and taxes	(700)	(264)
Settlements	(485)	-
Principal repayments	(2,989)	(5,006)
Balance, end of the period	$14,713	$15,150

Current portion	$6,194	$5,656
Non-current portion	$8,519	$9,494

For the six months ended June 30, 2017, the Company made total down payments of $0.7 million (2016 - $0.3 million). The down payments consist of the sales tax on the assets and a 10% payment of the pre-tax purchase price. All of the loan agreements are for a term of four years, except two which are for three years, and are secured by the underlying asset except for two mining drill loans for which GQM Ltd. has provided a corporate guarantee. Interest rates range from 0.00% to 4.50% with monthly payments in the range of $0.005 to $0.03 million.

The following table outlines the principal payments to be made for each of the remaining years:

Years	Principal Payments
2017	$6,194
2018	5,899
2019	2,024
2020	596
Total	$14,713

17.	Subsequent Events

On July 1, 2017, the Company was to make a quarterly interest payment on the November 2016 loan. In accordance with the terms of the November 2016 loan agreement, the Company chose to exercise its right to add the interest owed on July 1, 2017 to the principal balance. The principal balance of the loan was increased by $0.6 million.

23 | P a g e

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of the operating results and financial condition of Golden Queen Mining Co. Ltd. (“Golden Queen”, “Company”, “we”, “our” or “us”) is as at August 9, 2017 and should be read in conjunction with the unaudited condensed consolidated interim financial statements of the Company for the three and six months ended June 30, 2017 and the notes thereto.

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is prepared in accordance with US generally accepted accounting principles (“US GAAP”) and all amounts herein are in thousands of US dollars unless otherwise noted.

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

The Soledad Mountain Mine

Overview

Golden Queen Mining Co. Ltd. (“Golden Queen”, “GQM Ltd.” or the “Company”) is engaged in the operation of the Soledad Mountain Mine (“the Mine”), located in the Mojave Mining District, Kern County, California. The Company originally used its wholly owned subsidiary, Golden Queen Mining Company, Inc. (“GQM Inc.”), to explore and develop the Mine. On September 10, 2014, GQM Inc. was converted to a limited liability company, Golden Queen Mining Company, LLC (“GQM LLC”). The Company entered into a Joint Venture (the “JV”) agreement with Gauss LLC (“Gauss”) through its newly formed, wholly owned subsidiary, Golden Queen Mining Holdings, Inc. (“GQM Holdings”). The JV was completed on September 15, 2014. Upon completion of the JV, both the Company, through GQM Holdings, and Gauss each owned, and continue to own, 50% of GQM LLC. In February 2015, the Company incorporated Golden Queen Mining Canada Ltd. (“GQM Canada”), a wholly-owned British Columbia subsidiary, to hold the Company’s interest in GQM Holdings. The Mine is located just outside the town of Mojave in southern California. The Mine utilizes conventional open pit mining methods and the cyanide heap leach and Merrill-Crowe processes to recover gold and silver from crushed, agglomerated ore.

Highlights

The Mine produced a total of 12,632 ounces of gold and 51,920 ounces of silver during the second quarter of 2017. GQM LLC recorded revenue of $16.9 million during this period. Operating costs were at $13.48 per ton processed, which is lower than the previous quarter, which was $16.08 per ton processed. The reduction in costs is a result of an improved utilization rate and increased tonnage from the mine in addition to the reduced downtime and increased efficiency.

24 | P a g e

A total of 4.7 million tons of ore and waste were mined within the second quarter, including 1.0 million tons of ore; tracking in-line with the budgeted projection. Mining continues in the Northwest pit and Main pit, phase 1. Mining of waste from the East pit is ongoing in an effort to prepare the area for ore mining later in 2017.

A total of 1.03 million tons were processed and stacked on the leach pad. The quarter’s daily average was 11,273 tons, improving from the previous quarter average of 10,200 tons. The phase 2 leach pad was completed and placed in service in late July.

The cash balance as at June 30, 2017 was $6.3 million. Currently there are a total of 202 employees on site.

Results of Operations

The following are the results of operations for the three and six months ended June 30, 2017, and the corresponding periods ended June 30, 2016.

		Three months ended		Six months ended
		30-Jun-17	30-Jun-16	30-Jun-17	30-Jun-16
Mining - Key Metrics(1)
Ore mined	k ton	1,010	660	1,862	951
Waste mined: ore mined ratio	ore mined ratio	3.7:1	1.8:1	3.7:1	2.3:1
Gold grade placed	oz/ton	0.016	0.013	0.017	0.010
Silver grade placed	oz/ton	0.201	0.040	0.215	0.311
Gold sold	oz	12,653	2,362	23,813	2,482
Silver sold	oz	53,514	26,500	115,609	27,500
EBITDA margin(2)%		19.81%	nm	18.06%	nm
Off-site costs(2)	$/t placed	0.71	0.19	0.77	0.17
Total cash costs	$/t placed	13.48	12.13	14.61	13.61
Apparent cumulative recovery - gold(2)%		68.0%	37.5%	68.0%	37.5%
Apparent cumulative recovery - silver(2)%		25.3%	13.4%	25.3%	13.4%
Financial(1)
Revenue		$16,882	3,464	31,686	3,464
Income from mine operations		$773	(1,942)	1,259	(1,942)
General and administrative expenses		$(712)	(989)	(2,128)	(2,517)
Total other income (expenses)		$1,131	(637)	(755)	(8,389)
Net and comprehensive income (loss)		$1,192	(3,568)	(1,624)	(12,848)
Net and comprehensive income (loss) attributable to Golden Queen Mining Co Ltd.		$962	(2,109)	(1,465)	(11,034)
Average realized gold price(2)	$/oz sold	1,262	1,276	1,246	1,214
Average realized silver price(2)	$/oz sold	17.10	17.02	17.37	16.40
Total cash costs - net of by product credits(2)	$/Au oz produced	1,038	1,580	1,016	1,580
All-in sustaining costs - net of by product credits(2)	$/Au oz produced	1,427	1,921	1,552	1,921

(1)	For accounting purposes, the transition to the production phase commenced on April 1, 2016. As such, comparative figures for certain measures or data are not available or are not meaningful.
(2)	Total cash costs, all-in sustaining costs, EBITDA margin, apparent cumulative recovery and off-site costs are financial performance measures with no standard meaning under General Accounting Accepted Principles in the US (“US GAAP”). Refer to “Non-GAAP Financial Performance Measures” for further information. As transition to the production phase commenced April 1, 2016, year-to-date amounts for these measures only include data starting April 1, 2016.

25 | P a g e

The Company placed 1.02 million of ore on the pad in three months ended June 30, 2017 compared to 0.79 million of ore in three months ended March 31, 2017. The cash costs did not increase at the same rate as ore mined, therefore the cash costs per ton decreased. See the Non-GAAP financial performance measures section below.

Strip ratio and gold grade for three and six months ended June 30, 2016 were not representative of the life-of-mine averages due to the commencement of production on April 1, 2016 and the limited equipment and crew available during these periods compared with the periods of 2017. Notwithstanding the higher strip ratio in the three and six months ended June 30, 2017, contributing to the slightly higher total cost per ton placed, the higher gold ounces produced and sold have contributed to lower costs per ounce of gold produced.

Financial Results

The Company had revenues from operations during the three and six months ended June 30, 2017 in the amount of $16.9 million from the sales of 12,653 ounces of gold and 53,514 ounces of silver and $31.7 million from the sales of 23,813 ounces of gold and 115,609 ounces of silver, respectively. The Company generated revenues of $3.5 million from the sales of 2,362 ounces of gold and 26,500 ounces of silver during the three and six months ended June 30, 2016. Production commenced on April 1, 2016 and therefore the Company did not generate any revenues during the first fiscal quarter of 2016.

The Company generated more revenues from operations during three months ended June 30, 2017 by selling more ounces of gold and silver. In comparison, the Company generated $14.8 million from the sales of 11,406 ounces of gold and 64,581 ounces of silver during three months ended March 31, 2017.

The costs, excluding depreciation and depletion, applicable to sales incurred during the three and six months ended June 30, 2017 were $13.4 million and $24.9 million (three and six months ended June 2016 - $3.6 million), respectively. The cost of sales, excluding depreciation and depletion, increased due to higher sales of gold and silver compared to the prior quarter (three months ended March 31, 2017 - $11.6 million). Costs of sales include mining, processing, maintenance and site support costs. Also, included in the costs of sales are refining, transportation costs, royalties and personal property taxes.

Depreciation and depletion expenses during the three and six months ended June 30, 2017 were $2.7 million and $5.5 million (three and six months ended June 30, 2016 - $1.8 million), respectively. Production commenced on April 1, 2016 and therefore the Company did not record significant depreciation and depletion until after this date. The depreciation and depletion expenses for three months ended June 30, 2017 were little changed from the prior quarter (three months ended March 31, 2017 - $2.8 million).

General and administrative expenses decreased by $0.29 million to $0.7 million during the three months ended June 30, 2017, when compared to $0.99 million for the same period in 2016 primarily as a result of a decrease in corporate salaries. General and administrative expenses decreased by $0.4 million to $2.1 million during the six months ended June 30, 2017, when compared to $2.5 million for the same period in 2016 primarily due to a decrease in legal costs of $0.5 million. The decrease in legal costs was offset by increase in corporate expenditures by $0.1 million between two periods. General and administrative expenses for three months ended June 30, 2017 were lower than the prior quarter (three months ended March 31, 2017 – $1.4 million) mainly because of decrease in corporate administration costs and audit, legal and professional fees.

For the three and six months ended June 30, 2017, the Company incurred a total interest expense of $1.3 million and $2.3 million (three and six months ended June 30, 2016 - $1.8 million and $2.6 million, respectively), respectively, related to its various loans. The decrease was mainly due to the fact the June 2015 Loan was replaced by a new loan in November 2016 with a lower principal and a reduction of 2% on the interest rate. Please refer to Note 9(ii) and 9(iii) of the unaudited condensed consolidated interim financial statements. Also, during the three and six months ended June 30, 2017 there were no interest capitalized to mineral properties, compared to $1.0 million in the same periods of 2016. The interest expense of $1.0 million for three months ended March 31, 2017 was lower than the interest for the current quarter because of the greater balance of loan due to interest accretion in the prior quarter and interest payable balance transfer to principal balance.

26 | P a g e

The Company’s derivative liability as at June 30, 2017 and for the six months then ended includes the warrants issued in conjunction with the November 2016 Clay Loan, the June 2015 Loan and the July 2016 Financing. During the three and six months ended June 30, 2017, the Company recorded a decrease in the derivative liability of $2.4 million and $1.8 million (three and six months ended June 30, 2016 – a decrease of $1.1 million and an increase of $5.9 million, respectively), respectively. The significant increase during the six months ended June 30, 2016 was due to increase in the Company’s share price. Refer to Note 10 of the unaudited condensed consolidated interim financial statements for a detailed analysis of the changes in fair value of the derivative liability. During the first quarter of 2017, the Company recorded an increase in the derivative liability of $0.5 million due to a slight increase in the Company’s share price.

Summary of Quarterly Results (in thousands of US dollars, except per share)

Results for the eight most recent quarters are set out in the table below:

	Results for the quarter ended on:
	30-Jun-17	31-Mar-17	31-Dec-16	30-Sep-16
Revenue	$16,882	$14,804	$10,278	$13,451
Net and comprehensive income (loss)	$1,192	$(2,816)	$(434)	$3,590
Net and comprehensive income (loss) attributable to Golden Queen Mining Co Ltd.	$962	$(2,426)	$868	2,738
Basic net income (loss) per share	$0.01	$(0.02)	$0.01	$0.03
Diluted net income (loss) per share	$0.01	$(0.02)	$0.01	$0.03

	Results for the quarter ended on:
	30-Jun-16	31-Mar-16	31-Dec-15	30-Sep-15
Revenue	$3,464	$ Nil	$ Nil	$ Nil
Net and comprehensive loss	(3,568)	$(9,280)	$(1,217)	$(2,203)
Net and comprehensive loss attributable to Golden Queen Mining Co Ltd.	$(2,109)	(8,926)	(722)	(1,924)
Basic net loss per share	$(0.02)	$(0.09)	$(0.01)	$(0.02)
Diluted net loss per share	$(0.02)	$(0.09)	$(0.01)	$(0.02)

During the second quarter of 2017 net and comprehensive income was $1.2 million compared to net and comprehensive loss of $2.8 million in the quarter ended March 31, 2017. This change is primarily due to the movement in the value of the Company’s derivative liability (discussed above).

For fiscal 2016, although the Company generated revenues starting in the second quarter of 2016, the main reasons for the significant fluctuations in net (loss) income between quarterly periods are the fluctuations in the Company’s derivative liability and interest expense.

In general, the results of operations can vary from quarter to quarter depending upon the nature, timing and cost of activities undertaken during the quarter, whether or not the Company incurs gains or losses on foreign exchange or grants stock options, and the movements in its derivative liability.

Please refer to the Results of Operations section above for the results of operations for the three and six months ended June 30, 2017.

Reclamation Financial Assurance and Asset Retirement Obligation

Reclamation Financial Assurance

The Company is required to provide the Bureau of Land Management, the State Office of Mine Reclamation and Kern County, California with a reclamation cost estimate on an annual basis.  An independent consulting engineer provides this estimate.  This cost estimate, once approved by state and county authorities, forms the basis for a surety bond for reclamation financial assurance. The reclamation assurance provided as at June 30, 2017 is $1.5 million (December 31, 2016 - $1.5 million).

27 | P a g e

The Company is also required to provide financial assurance with the Lahontan Regional Water Quality Control Board (the “Regional Board”) for closure and reclamation costs related to the lined impoundments, which are defined as the Stage 1 and Stage 2 heap leach pad, the overflow pond, and the solution collection channel. The reclamation financial assurance estimate for as of June 30, 2017 is $1.9 million (December 31, 2016 - $1.2 million).

In addition to the above, the Company is required to obtain and maintain financial assurance for initiating and completing corrective action and remediation of a reasonably foreseeable release from the Mine’s waste management units as required by the Regional Board. The reclamation financial assurance estimate for as of June 30, 2017, is $0.3 million (December 31, 2016 - $0.3 million).

The Company entered into $3.0 million in surety bond agreements in order to release its reclamation deposits. The Company pays a yearly premium of $0.1 million. Golden Queen has provided a corporate guaranty on the surety bonds (see Note 12 to the of the unaudited condensed consolidated interim financial statements).

Asset Retirement Obligation

The total asset retirement obligation as of June 30, 2017, was $1.6 million (December 31, 2016 - $1.4 million).  The Company estimated its asset retirement obligation based on its requirements to reclaim and remediate its property based on its activities to date. As at June 30, 2017, the Company estimates the primary cash outflow related to these reclamation activities will commence in 2028. Reclamation provisions are measured at the expected value of future cash flows discounted to their present value using a discount rate based on a credit adjusted risk-free interest rate of 8.7% and an inflation rate of 2.45%.

Property Rent Payments and Production Royalty Expenses

The Company has acquired a number of mineral properties outright and has acquired exclusive rights to explore, develop and mine other portions of the Mine under various mining lease agreements with landowners. As a result, the Company is required to make property rent payments related to its mining lease agreements with landholders, in the form of advance minimum royalties or production royalties. The total property rent and production royalty expenses for the three and six months ended June 30, 2017 were $0.4 million and $0.7 million, respectively (the three and six months ended June 30, 2016 - $Nil million and $0.01 million, respectively). There are multiple third party landholders and the royalty amount due to each landholder over the life of the Mine varies with each property.

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

There is a total of 1,395,002 options outstanding of which 630,000 options are currently exercisable (December 31, 2016 – 1,555,000 outstanding of which 1,023,334 are exercisable) common shares were issuable pursuant to such stock options as at June 30, 2017.

28 | P a g e

Transactions with Related Parties

Except as noted elsewhere in this Form 10-Q, related party transactions are disclosed as follows:

(i)	Management Agreement

During the three and six months ended June 30, 2017, the Company paid a total of $0.03 million and $0.06 million (the three and six months ended June 30, 2016 - $0.03 million and $0.06 million, respectively), respectively, to the three independent directors of the Company. Additionally, the Company paid $0.02 million (2016 - $Nil) for consulting services to Behre Dolbear, a company of which a director of Golden Queen serves in the capacity of an executive officer.

(ii)	Note Payable

On December 31, 2014, the Company entered into a loan (the “December 2014 Loan”) with the Clay Group for $12.5 million, due on July 1, 2015 and bore an annual interest rate of 10%. The December 2014 Loan was guaranteed by GQM Holdings, and secured by a pledge of the Company's interests in GQM Canada, GQM Canada’s interest in GQM Holdings and GQM Holdings' 50% interest in GQM LLC. The Company also incurred a financing fee to secure the loan in the amount of $1.0 million, of which, $0.8 million was paid on December 31, 2014 and the remaining $0.2 million was paid on January 5, 2015.

On June 8, 2015, the Company amended the December 2014 Loan to extend the maturity to December 8, 2016 and increased the principal amount from $12.5 million to $37.5 million (the “June 2015 Loan”). The Company also issued to the lenders 10,000,000 common share purchase warrants exercisable for a period of five years expiring June 8, 2020. The common share purchase warrants have an exercise price of $0.95. All other terms remained the same as the December 2014 Loan. The Company also incurred financing fees to secure the loan in the amount of $1.5 million. The Company agreed to pay the legal fees incurred by the lenders relating to this debt instrument in the amount of $0.04 million. The total legal fees were expensed as the transaction met the definition of a debt extinguishment.

On November 18, 2016, the Company repaid $12.2 million of the June 2015 Loan and accrued interest with cash on hand and the net proceeds of $10.1 million from an equity financing. The Company restructured the remaining debt with a new loan with a principal amount of $31.0 million (the “November 2016 Clay Loan”). The new loan has a thirty-month term and an annual interest rate of 8%, payable on a quarterly basis commencing during the first quarter of 2017. Quarterly principal payments of $2.5 million commence during the first quarter of 2018, with a payment of the remaining balance at the maturity date. The first four quarterly interest payments under the November 2016 Clay Loan can be added to the loan principal balance rather than paid in cash, at the Company’s option. The Company exercised this option on January 1, 2017 and April 1, 2017 and transferred $0.3 million and $0.6 million of interest to the principal, respectively.

In connection with the November 2016 Clay Loan the Company issued 8,000,000 common share purchase warrants exercisable for a period of five years expiring November 21, 2021. The common share purchase warrants have an exercise price of $0.85. The Company also incurred a financing fee to secure the loan in the amount of $0.9 million, all of which was paid on November 18, 2016.

The table below summarizes the activity on the note payable:

	June 30, 2017	December 31, 2016
Balance, beginning of the period	$26,347	$36,053
Interest payable transferred to principal balance	922	2,977
Accretion of discount on loans	740	1,996
Capitalized financing fee and legal fees	-	(930)
Reduction of debt upon issuance of warrants	-	(3,090)
Repayment of loans and interest	-	(10,659)
Balance, end of the period	$28,009	$26,347

Current portion	$5,922	$-
Non-current portion	$22,087	$26,347

29 | P a g e

Share Purchase Warrants – Clay loans

On June 8, 2015, the Company issued 10,000,000 share purchase warrants to the Clay Group in connection with the June 2015 Loan. The share purchase warrants are exercisable until June 8, 2020 at an exercise price of $0.95. Included in the June 2015 Loan agreement was an anti-dilution provision. If the Company were to complete a financing at a share price lower than the exercise price of the share purchase warrants, the exercise price of the share purchase warrants would be adjusted to match the price at which the financing was completed.

On November 18, 2016, the Company issued 8,000,000 share purchase warrants to the Clay Group in connection with the November 2016 Clay Loan. The share purchase warrants are exercisable until November 18, 2021 at an exercise price of $0.85. Included in the November 2016 Clay Loan agreement was an anti-dilution provision. If the Company were to complete a financing at a share price lower than the exercise price of the share purchase warrants, the exercise price of the share purchase warrants would be adjusted to match the price at which the financing was completed.

The share purchase warrants meet the definition of a derivative liability instrument as the exercise price is not a fixed price as described above. Therefore, the settlement feature does not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15.

The fair value of the derivative liabilities related to the share purchase warrants at June 30, 2017 is $4.0 million (December 31, 2016 - $5.5 million). The derivative liabilities are calculated using the binomial and the Black-Scholes pricing valuation models with the following assumptions:

Warrants related to June 2015 Loan	June 30, 2017	December 31, 2016
Risk-free interest rate	1.17%	0.84%.
Expected life of derivative liability	2.94 years	3.44 years
Expected volatility	76.60%	78.79%
Dividend rate	0.00%	0.00%

Warrants related to November 2016 Loan	June 30, 2017	December 31, 2016
Risk-free interest rate	1.38%	1.11%
Expected life of derivative liability	4.40 years	4.89 years
Expected volatility	79.58%	77.21%
Dividend rate	0.00%	0.00%

The change in the derivative share purchase warrants is as follows:

	June 30, 2017	December 31, 2016
Balance, beginning of the period	$5,458	$2,498
Fair value at inception	-	3,090
Change in fair value	(1,452)	(130)
Balance, end of the period	$4,006	$5,458

30 | P a g e

(iii)	Amortization of Discounts and Interest Expense

The following table summarizes the amortization of discounts and interest on loan:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2017	2016	2017	2016
Accretion of the Nov 2016 Loan discount	$454	$-	$740	$-
Interest expense related to the Nov 2016 Loan	646	-	1,272	-
Interest expense related to Komatsu financial loans (1)	150	154	285	320
Accretion of the June 2015 Loan discount	-	626	-	1,232
Interest expense related to the June 2015 Loan	-	1,013	-	2,008
Accretion of discount and interest on loan	$1,250	$1,793	$2,297	$3,560

The Company’s loans were contracted to fund significant development costs at the Mine. The Company capitalizes a portion of the interest expense as it related to funds borrowed to complete development activities at the site.

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2017	2016	2017	2016
Accretion of discounts and interest on loan (1)	$1,250	$1,793	$2,297	$3,560
Less: Interest costs capitalized (2)	-	-	-	(1,006)
Interest expense	$1,250	$1,793	$2,297	$2,554

(1)	Komatsu is not a related party and has only been included in the above table to reconcile the total interest expense incurred for the period to the amounts capitalized and expensed.
(2)	Interest capitalization ended on March 31, 2016 because the mine went into production on April 1, 2016.

(iv)	Joint Venture Transaction

The Company completed the Joint Venture Transaction with Gauss in September 2014 resulting in both parties owning a 50% interest in the Mine. Pursuant to the Joint Venture Transaction, Golden Queen converted its wholly-owned subsidiary GQM Inc., the entity developing the Mine, into a California limited liability company named GQM LLC. Upon closing, Gauss acquired 50% of GQM LLC by investing $110 million cash in exchange for newly issued membership units of GQM LLC. GQM Holdings, a newly incorporated subsidiary of the Company, holds the other 50% of GQM LLC.

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

31 | P a g e

Variable Interest Entity

In accordance with ASC 810-10-30, the Company has determined that GQM LLC meets the definition of a Variable Interest Entity (“VIE”) and that the Company is part of a related party group that, in its entirety, would meet the definition of a primary beneficiary.   Although no individual variable interest holder individually meets the definition of a primary beneficiary in the absence of the related party group, Golden Queen has determined it is considered the member of the related party group most closely associated with GQM LLC.  As a result, the Company has condensed consolidated interim 100% of the accounts of GQM LLC in these condensed consolidated interim financial statements, while presenting a non-controlling interest portion representing the 50% interest of Gauss in GQM LLC on its balance sheet.  A portion of the non-controlling interest is presented as temporary equity on the Company’s balance sheet representing the initial value of the non-controlling interest that could potentially be redeemable by Gauss in the future.

The net assets of GQM LLC as of June 30, 2017, and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Assets, GQM LLC	$152,934	$151,802
Liabilities, GQM LLC	(22,157)	(20,710)
Net assets, GQM LLC	$130,777	$131,092

Included in the assets above is $5.0 million (December 31, 2016 - $11.1 million) in cash held as at June 30, 2017. The cash in GQM LLC is directed specifically to fund capital expenditures required to continue with production and settle GQM LLC’s obligations. The liabilities of GQM LLC do not have recourse to the general credit of the primary beneficiary except for two mining drill loans and $3.0 million in surety bond agreements.

Non-Controlling Interest

The carrying value of the non-controlling interest is adjusted for net income and loss, distributions and contributions pursuant to ASC 810-10 based on the same percentage allocation used to calculate the initial book value of temporary equity.

	Six Months Ended June 30,	Six Months Ended June 30,
	2017	2016
Net and comprehensive income (loss) in GQM LLC	$(317)	$(3,628)
Non-controlling interest percentage	50%	50%
Net and comprehensive loss attributable to non-controlling interest	$(159)	$(1,814)
Net and comprehensive loss attributable to permanent non-controlling interest	$(95)	$(1,088)
Net and comprehensive loss attributable to temporary non-controlling interest	$(64)	$(726)

	Permanent Non-Controlling Interest	Temporary Non-Controlling Interest
Carrying value of non-controlling interest, December 31, 2016	$39,327	$26,220
Net and comprehensive loss for the period	(95)	(64)
Carrying value of non-controlling interest, June 30, 2017	$39,232	$26,156

32 | P a g e

Revolving credit

On May 23, 2017, GQM LLC entered into a revolving credit facility of $5 million with Gauss Holdings and Auvergne LLC. The revolving credit is available until May 23, 2018 and bears a 12% simple annual interest. GQM LLC paid a closing fee of $0.1 million which was classified as prepaid expenses and other current assets. $0.02 million of the closing fee was amortized during three and six months ended June 30, 2017. As at June 30, 2017 and August 9, 2017 (“the reporting date”), no amounts had been drawn under this facility.

Fair Value of Financial Instruments

Fair Value Measurements

The three levels of the fair value hierarchy are as follows:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

	June 30, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party (Note 10)	$4,006	$-	$4,006	$-
Share purchase warrants – (Note 10)	530	-	530	-
	$4,536	$-	$4,536	$-

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party (Note 10)	$5,458	$-	$5,458	$-
Share purchase warrants – (Note 10)	972	-	972	-
	$6,430	$-	$6,430	$-

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

Select Non-Consolidated Figures

The Company has 50% interest in GQM LLC, which meets the definition of a VIE. The Company consolidates entities which meet the definition of a VIE for which it is the primary beneficiary. The Company has determined it is the member of the related party group that is most closely associated with GQM LLC and, as a result, is the primary beneficiary who consolidates GQM LLC.

33 | P a g e

The following table shows figures attributable to the Company only as of June 30, 2017 and for six months then ended:

	GQM LLC 100%	GQM LLC 50% Attributable to LTD	LTD on a Non-Consolidated Basis *	LTD Attributable
		(1)	(2)	(1) + (2)
Cash	$4,992	$2,496	$1,292	$3,789
Short Term Debt	$6,194	$3,097	$5,922	$9,019
Long Term Debt	$8,519	$4,260	$22,087	$26,347
Working Capital / (Deficit)	$5,873	$2,937	$(9,771)	$(6,835)

	GQM LLC 100%	GQM LLC 50% Attributable to LTD	LTD on a Non-Consolidated Basis *	LTD Attributable
		(1)	(2)	(1) + (2)
Revenue	$31,686	$15,843	$0	$15,843
Cost of sales including depreciation and depletion	$(30,207)	$(15,103)	$(221)	$(15,324)
Accretion expense	$(63)	$(31)	$0	$(31)
G&A Expenses	$(1,151)	$(575)	$(899)	$(1,474)
Share based payments	$0	$0	$(84)	$(84)
Foreign exchange gain (loss)	$0	$0	$7	$8
(Increase) / Decrease in fair value of derivative liability	$0	$0	$1,894	$1,894
Interest Expense	$(286)	$(143)	$(2,011)	$(2,154)
Interest Income	$56	$28	$7	$35
Others	$(353)	$(176)	$0	$(176)
Net Loss	$(317)	$(158)	$(1,306)	$(1,464)

* Includes GQM Holdings

Liquidity and Capital Resources

The Company has generated $58.9 million in revenues from operations since inception and as at June 30, 2017 had an accumulated deficit of $88.8 million and a working capital deficit of $3.9 million. Cash generated from operations for the three and six month periods ended June 30, 2017 was $2.8 million and $5.5 million respectively.

On November 18, 2016, the Company repaid $12.2 million of the June 2015 Loan and accrued interest with cash on hand and the net proceeds of $10.1 million from an equity financing. The Company restructured the remaining debt with the November 2016 Clay Loan with a principal amount of $31.0 million. The November 2016 Clay Loan has a 30-month term and an annual interest rate of 8%, payable on a quarterly basis commencing first quarter of 2017, a repayment of $2.5 million on a quarterly basis commencing first quarter of 2018 and repayment of balance at maturity date. The first four quarterly interest payments on the November 2016 Clay Loan can be added to the loan principal balance rather than paid in cash, at the Company’s option. The Company exercised this option on January 1, 2017 and April 1, 2017, and transferred $0.3 million and $0.6 million interest to the principal, respectively.

The Company is required to pay $3.2 and $8.4 million of accrued interest and debt principal, in total, on the three following dates: January 1, 2018, April 1, 2018 and July 1, 2018. The Company will need to receive cash distributions from GQM LLC to service its debt and such distributions are contingent on GQM LLC’s ability to generate positive cash flows. The Company revised the mine plan in light of the six months ended June 30, 2017 results and has determined it is unlikely it will receive sufficient distributions from GQM LLC during this fiscal year to service its debt in early 2018. This situation raises substantial doubt about the Company’s ability to continue as a going concern. Consequently, discussion with the Clay Group to restructure the reimbursement schedule has been initiated. While the Company has been successful in re-negotiating the debt reimbursement schedule with the Clay Group on previous occasions, there can be no assurance that will be achieved going forward.

34 | P a g e

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

Cash generated from (used in) operating activities:

Cash generated by operating activities was $5.5 million (used in the six months ended June 30, 2016 - $7.1 million) for the six months ended June 30, 2017. The increase in cash utilized in operating activities is primarily due to the increase in revenues since the Company started production in the second quarter of 2016, improvements in working capital and operating cost.

Cash used in investing activities:

Cash used in investing activities totaled $9.5 million during the six months ended June 30, 2017 (the six months ended June 30, 2016 - $9.4 million). Construction of the second stage of the leach pad commenced in the first quarter of 2017. The significant development costs related to the heap leach pad incurred during the six months ended June 30, 2017 were $8.6 million and included the solution collection piping and drain cover placement, drain cover crushing, subgrade and liner. The significant development costs incurred during the six months ended June 30, 2016 included the completion of the crushing-screening plant facilities, the conveying and stacking system, the Merrill-Crowe plant and the water and power supply.

Cash from financing activities:

Cash used in financing activities totaled $3.0 million during the six months ended June 30, 2017 (the six months ended June 30, 2016 – cash used of $2.5 million). The main financing activities of the Company during the six months ended June 30, 2017 included:

•	The Company made principal payments of $3.0 million (six-month period ended June 2016 - $2.5 million) related to the loans payable on the mining equipment and machinery.

Working capital:

	LTD on a Non-Consolidated Basis *	LTD on a Consolidated Basis **

Current Assets	$1,371	$19,264
Current Liabilities	$(11,143)	$(23,163)
Working Capital / (Deficit)	$(9,771)	$(3,899)

* Includes GQM Holdings ** Includes GQM Holdings and GQM LLC

35 | P a g e

Golden Queen and GQM Holdings

As at June 30, 2017, Golden Queen and GQM Holdings had current assets of $1.4 million (December 31, 2016 - $2.3 million) and current liabilities of $11.1 million (December 31, 2016 - $6.9 million) or a working capital deficit of $9.8 million (December 31, 2016 – $4.6 million). The decrease in current assets from December 31, 2016 is the result of general corporate expenditures such as corporate salary expenses, legal fees, audit fees, financing fees and interest expenses. The increase in current liabilities is the result of the principal payments of the November 2016 Clay Loan now being included in our current liabilities.

Golden Queen will use its cash for general corporate expenditures such as accounting fees, legal fees and corporate salary expenses. Interest expenses on the November 2016 Clay Loan due during 2017 may be added to the loan principal balance rather than paid in cash, at the Company’s option.

GQM LLC

As at June 30, 2017, GQM LLC had current assets of $17.9 million (December 31, 2016 - $22.7 million) and current liabilities of $12.0 million (December 31, 2016 - $9.9 million) or a working capital surplus of $5.9 million (December 31, 2016 – $12.8 million). The decrease in current assets from December 31, 2016 is resulting from the cash spent on project-related expenditures and working capital. The increase in current liabilities is due to an increase in accounts payable and an increase of the short-term portion of the mobile equipment loans.

GQM LLC will use its cash on hand for sustaining capital expenditures and for working capital needs.

Outstanding Shares Data

The number of shares issued and outstanding and the fully diluted share position are set out in the table below:

Item	No. of Shares
Shares issued and outstanding on December 31, 2016	111,048,683
Shares issued as the result of a purchase agreement	100,000
Shares issued pursuant to the exercise of stock options	Nil
Shares issued and outstanding on June 30, 2017	111,148,683	Exercise Price	Expiry Date
Shares to be issued on exercise of directors and employees stock options	1,395,002	$0.58 to $1.59	From 06/03/18 to 03/16/22
Shares to be issued on exercise of warrants	24,317,700	$0.95	06/08/20
Fully diluted June 30, 2017	136,861,385
The company has an unlimited authorized share capital

Subsequent Events

On July 1, 2017, the Company was scheduled to make a quarterly interest payment on the November 2016 Clay Loan. In accordance with the terms of the November 2016 Clay Loan agreement, the Company chose to exercise its right to add the interest owed on July 1, 2017 to the principal balance; thereby increasing the principal balance of the loan by $0.6 million.

36 | P a g e

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

The table below shows a reconciliation of total cash costs per gold ounce and cash costs per gold ounce on a by-product basis (expressed in thousands of US dollars except ounce and per ounce amounts):

	Three Months Ended
	June 30, 2017	March 31, 2017	December 31, 2016
Total cash costs
Mining	$6,583	$5,624	$4,933
Processing	4,797	4,379	4,243
Indirect mining cost	1,795	1,880	1,901
Inventory changes and others	192	(322)	(2,181)
Cost of sales	13,367	11,561	8,896
Site general and administrative	658	838	776
Cash costs before by-product credits	14,025	12,399	9,672
Divided by gold produced (oz)	12,632	11,406	7,779
Cash costs per ounce of gold produced ($/oz)	1,110	1,087	1,243
Less: By-product silver credits per ounce ($/oz)	(72)	(98)	(148)
Total cash cost per ounce of gold produced on a by-product basis ($/oz)	$1,038	$989	$1,096

Ore placed (tons)	1,026,332	791,232	894,754
Total Cash Costs ($/t placed)	13.48	16.08	13.25
Crusher mechanical availability (%)	81%	63%	70%
Apparent cumulative recovery (1) - gold (%)	68.0%	64.2%	59.7%
Apparent cumulative recovery (1) - silver (%)	25.3%	25.3%	24.0%

(1)	Note: Apparent cumulative recovery is the ratio of metal produced since beginning of leaching over total metal contained in ore loaded to pad since beginning of operation.

All-in Sustaining Costs

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

37 | P a g e

The table below shows a reconciliation of cash costs per gold ounce on a by-product basis and all-in sustaining costs per ounce (expressed in thousands of US dollars except ounce and per ounce amounts):

	Three Months Ended
	June 30, 2017	March 31, 2017	December 31, 2016
All-in sustaining costs
Cash costs before by-product credits	$14,025	$12,399	$9,672
Silver by-product	(915)	(1,092)	(1,150)
Total cash cost after by-product	13,110	11,307	8,522
Corporate general and administrative expenses	54	578	311
Share based payments	51	34	17
Accretion expense	32	31	23
Sustaining capital	4,781	7,288	2,648
All-in sustaining costs	18,028	19,237	11,521
Divided by gold produced (oz)	12,632	11,406	7,779
All-in sustaining costs per gold ounce on a by-product basis	$1,427	$1,724	$1,481

Summary of Significant Accounting Policies and Estimates

Full disclosure of the Company’s significant accounting policies and estimates in accordance with US GAAP can be found in notes of its audited consolidated financial statements as at December 31, 2016.

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

38 | P a g e

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

The ASU will be effective for annual and interim periods beginning January 1, 2019, with early adoption permitted, and are applicable on a modified retrospective basis with various optional practical expedients. The Company is assessing the impact of this standard.

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

Other Legal Matters

The Center for Biodiversity Petition to List the Mohave Shoulderband Snail as an Endangered Species

As a result of a petition filed by the Center for Biological Diversity (“CBD”) to list the Mohave Shoulderband snail as an endangered species under the Endangered Species Act, the United States Fish and Wildlife Service (“USFWS”) is required to issue a 12-Month Finding on the species by November 30, 2017. The Company, the USFWS, and the CBD have jointly surveyed for the presence of the snail on and around Soledad Mountain. The Company believes that conservation of the snail can be accomplished without material adjustments to the Mine plan, but if the USFWS ultimately finds that the snail is ‘endangered’ or ‘threatened’ and no agreed conservation plan is established, material adjustments to the Mine plan may be required.

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

The Company maintains its US Dollar and Canadian Dollar cash in bank accounts with major financial institutions with high credit standings. Cash deposits held in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 and Canadian Dollar cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to C$100,000.

39 | P a g e

Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to US Dollar deposits held in Canadian financial institutions. As of June 30, 2017, the Company’s cash balances held in United States and Canadian financial institutions include $9.5 million, which are not fully insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

Interest Rate Risk

The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash balances during the three and six months ended June 30, 2017, a 1% decrease in interest rates would have reduced the interest income a trivial amount.

Foreign Currency Exchange Risk

Certain purchases of labour are denominated in Canadian dollars. As a result, currency exchange fluctuations may impact the costs of our operations. Specifically, the appreciation of the Canadian dollar against the US dollar may result in an increase in the Canadian operating expenses in US dollar terms. As of June 30, 2017, the Company maintained the majority of its cash balance in US currency.

Commodity Price Risk

The Company’s primary business activity is the development of the open pit, gold and silver, heap leach project on the Property. Decreases in the price of either of these metals from current levels have the potential to negatively impact the future viability of the Mine. A 10% change in the gold spot price would have a trivial impact on the change in the fair value of the derivative contracts held by the Company. The Company may enter into hedging contracts from time to time to protect the cash flows from commodity price volatility.

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

40 | P a g e

Management’s report on internal control over financial reporting

Changes in internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three and six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the Company is in the process of implementing a remediation plan to address the deficiency previously noted in the areas of personnel and controls including the engagement of an external consultant to assist in the documentation and review of its internal controls.

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

All policies can be viewed in full on the Company’s website at www.goldenqueen.com

For the three and six months ended June 30, 2017 and year ended December 31, 2016, there were no reported instances of fraud.

41 | P a g e

Part II – Other Information

Item 1. Legal Proceedings

See “The Center for Biodiversity Petition to List the Mojave Shoulderband Snail as an Endangered Species” and “Other Legal Matters” contained in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

Item 1A. Risk Factors

Golden Queen and its future business, operations and financial condition are subject to various risks and uncertainties due to the nature of its business and the present stage of development of the Mine. Certain of these risks and uncertainties are under the heading “Risk Factors” under Golden Queen’s Form 10-K dated March 15, 2017 which is available on SEDAR at www.sedar.com, EDGAR at www.sec.gov and on our website at www.goldenqueen.com.

Item 4. Mine Safety Disclosures

GQM LLC is the operator of the Mine, which is located in Mojave in Kern County, California. The mine safety disclosures required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K are included in Exhibit 95.1 of this Quarterly Report. There was one lost-time accident at GQM LLC during the six months ended June 30, 2017.

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing
3.1	Notice of Articles	Incorporated by reference to Exhibit 3.1 to the Form 10-K of the Company, filed with the SEC on March 30, 2016
3.2	Articles	Incorporated by reference to Exhibit 3.2 to the Form 8-K of the Company, filed with the SEC on September 2, 2010
4.1	Warrant Indenture dated July 25, 2016	Incorporated by reference to Exhibit 4.1 to the Form 8-K of the Company, filed with the SEC on July 25, 2016
4.2	Form of Warrant Certificate	Incorporated by reference to Exhibit 4.1 to the Form 8-K of the Company, filed with the SEC on July 28, 2016
31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the US Securities Exchange Act of 1934	Filed herewith
31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the US Securities Exchange Act of 1934	Filed herewith
32.1	Section 1350 Certification of the Principal Executive Officer	Filed herewith
32.2	Section 1350 Certification of the Principal Financial Officer	Filed herewith
95.1	Mine Safety Disclosure	Filed herewith
101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three months ended June 30, 2017, formatted in XBRL	Filed herewith

42 | P a g e

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2017

GOLDEN QUEEN MINING CO. LTD.
(Registrant)

By:	/s/ Thomas M. Clay
Thomas M. Clay
Principal Executive Officer

By:	/s/ Guy Le Bel
Guy Le Bel
Principal Financial Officer

43 | P a g e