Form 10-Q
period 2017-09-30
GOLDEN QUEEN MINING CO LTD
filed 2017-11-14
CIK 1025362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Check whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2017, the registrant’s outstanding common stock consisted of 111,148,683 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Balance Sheets

(amounts expressed in thousands of US dollars - Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash	$4,683	$13,301
Inventories (Note 5)	11,952	10,941
Prepaid expenses and other current assets	344	611
Total current assets	16,979	24,853
Property, plant, equipment and mineral interests (Note 6)	141,194	134,550
Advance minimum royalties	304	303
Total Assets	$158,477	$159,706
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$5,960	$4,265
Interest payable	651	296
Current portion of note payable (Note 9 (ii))	9,061	-
Current portion of loan payable (Note 16)	6,998	5,656
Derivative liability – Related party warrants (Note 10)	3,129	5,458
Derivative liability – Warrants (Note 10)	268	972
Total current liabilities	26,067	16,647
Note payable (Note 9 (ii))	20,096	26,347
Loan payable (Note 16)	9,398	9,494
Asset retirement obligation (Note 8)	1,719	1,366
Deferred tax liability	12,922	12,922
Total liabilities	70,202	66,776
Temporary Equity
Redeemable portion of non-controlling interest (Note 9 (iv))	25,621	26,219
Shareholders’ Equity
Common shares, no par value, unlimited shares authorized (2016 - unlimited); 111,148,683 (2016 – 111,048,683) shares issued and outstanding (Note 7)	71,126	71,067
Additional paid-in capital	43,785	43,652
Deficit accumulated	(90,687)	(87,335)
Total shareholders’ equity attributable to GQM Ltd.	24,224	27,384
Non-controlling interest (Note 9 (iv))	38,430	39,327
Total Shareholders’ Equity	62,654	66,711
Total Liabilities, Temporary Equity and Shareholders’ Equity	$158,477	$159,706

Ability to Continue as a Going Concern (Note 2)

Commitments and Contingencies (Note 12)

Subsequent Events (Note 17)

Approved by the Directors:

“Thomas M. Clay”	“Bryan A. Coates”
Thomas M. Clay, Director	Bryan A. Coates, Director

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

1 | Page

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Statements of Income (Loss) and Comprehensive Income (Loss)

(amounts expressed in thousands of US dollars, except shares amounts - Unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Metal Sales	$16,496	$13,451	$48,182	$16,915

Cost of Sales
Direct mining costs	(15,404)	(9,111)	(40,333)	(12,674)
Depreciation and depletion (Note 6)	(2,931)	(2,232)	(8,429)	(4,081)
Income (loss) from mine operations	(1,839)	2,108	(580)	160

General and administrative expenses (Note 14)	(1,171)	(657)	(3,297)	(3,167)
Operating income (loss)	(3,010)	1,451	(3,877)	(3,007)

Other income (expenses)
Gain (loss) on derivative instruments (Note 10)	1,139	3,944	3,033	(1,952)
Interest expense (Note 9 (iii))	(1,295)	(1,814)	(3,592)	(4,369)
Interest income	14	33	77	116
Other expenses	(72)	(23)	(488)	(45)
Total other income (expenses)	(214)	2,140	(970)	(6,250)
Net and comprehensive income (loss) for the period	$(3,224)	$3,591	$(4,847)	$(9,257)
Less: Net and comprehensive loss (income) attributable to the non-controlling interest for the period (Note 9 (iv))	1,335	(853)	1,495	961
Net and comprehensive income (loss) attributable to Golden Queen Mining Co Ltd. for the period	$(1,889)	$2,738	$(3,352)	$(8,296)
Income (loss) per share – basic (Note 15)	$(0.02)	$0.03	$(0.03)	$(0.08)
Income (loss) per share – diluted (Note 15)	$(0.02)	$0.03	$(0.03)	$(0.08)

Weighted average number of common shares outstanding - basic	111,148,683	108,026,944	111,137,694	102,657,767
Weighted average number of common shares outstanding - diluted	111,148,683	108,402,626	111,137,694	102,657,767

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

2 | Page

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Statements of Shareholders’ Equity, Non-controlling Interest and Redeemable Portion of Non-Controlling Interest

(amounts expressed in thousands of US dollars, except shares amounts- Unaudited)

	Common shares	Amount	Additional Paid-in Capital	Deficit Accumulated	Total Shareholders’ Equity attributable to GQM Ltd	Non- controlling Interest	Total Shareholders’ Equity	Redeemable Portion of Non- controlling Interest
Balance, December 31, 2015	99,928,683	$62,860	$43,628	$(79,906)	$26,582	$40,686	$67,268	$27,124
Issuance of common shares, private placement net of share issuance cost (Note 4)	11,120,000	8,207	-	-	8,207	-	8,207	-
Stock-based compensation	-	-	11	-	11	-	11	-
Net loss for the period	-	-	-	(8,296)	(8,296)	(577)	(8,873)	(384)
Balance, September 30, 2016	111,048,683	$71,067	$43,639	$(88,202)	$26,504	$40,109	$66,613	$26,740

Balance, December 31, 2016	111,048,683	$71,067	$43,652	$(87,335)	$27,384	$39,327	$66,711	$26,220
Issuance of common shares (Note 7)	100,000	59	-	-	59	-	59	-
Stock-based compensation	-	-	133	-	133	-	133	-
Net loss for the period	-	-	-	(3,352)	(3,352)	(897)	(4,249)	(599)
Balance, September 30, 2017	111,148,683	$71,126	$43,785	$(90,687)	$24,224	$38,430	$62,654	$25,621

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

3 | Page

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Statements of Cash Flows

(amounts expressed in thousands of US dollars - Unaudited)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net loss for the period	$(4,847)	$(9,257)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation and depletion	8,429	4,081
Amortization of debt discount and interest accrual	1,250	4,071
Accretion expense	93	45
Change in fair value of derivative liabilities (Note 10)	(3,033)	1,952
Stock based compensation	133	11
Unrealized foreign exchange	(48)	(273)
Non-cash finder fees	59	-
Changes in non-cash working capital items:
Prepaid expenses & other current assets	267	154
Inventory	(1,011)	(7,326)
Accounts payable & accrued liabilities	2,390	3,454
Interest payable	1,915	(18)
Cash generated from (used in) operating activities	5,597	(3,106)
Investment activities:
Additions to property, plant, equipment and mineral interests	(9,566)	(11,401)
Release (purchase) of reclamation financial assurance deposit	-	902
Cash used in investing activities	(9,566)	(10,499)
Financing activity:
Issuance of common shares and warrants, net of share issue costs (Note 7)	-	10,909
Repayments of loan payable (Note 16)	(4,649)	(3,736)
Cash used in financing activities	(4,649)	7,173
Net change in cash and cash equivalents	(8,618)	(6.432)
Cash and cash equivalents, beginning balance	13,301	37,587
Cash and cash equivalents, ending balance	$4,683	$31,155

Supplementary Disclosures of Cash Flow Information (Note 11)

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

4 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

1.	Nature of Business

Golden Queen Mining Co. Ltd. (“Golden Queen”, “GQM Ltd.” or the “Company”) is engaged in the operation of the Soledad Mountain Mine (“the Mine”), located in the Mojave Mining District, Kern County, California. The Company owns 50% of Golden Queen Mining Company, LLC (“GQM LLC”), the operator of the Mine. The remaining 50% is owned by Gauss LLC (“Gauss”).

2.	Ability to Continue as a Going Concern

The unaudited condensed consolidated interim financial statements of Golden Queen Mining Co Ltd. have been prepared using accounting principles generally accepted in the United States (“US GAAP”) applicable to a going concern.

The Company generated $6.0 million in cash from operating activities during the nine months ended September 30, 2017. The Company had a working capital deficit of $9.1 million at September 30, 2017.

The Company is required to pay the following to the Clay Group on the following dates: $5.4 million of accrued interest and principal on January 1, 2018; $3.1 million of interest and principal on April 1, 2018; $3.0 million of interest and principal on July 1, 2018; $3.0 million of interest and principal on and October 1, 2018. The Company will need to receive cash distributions from GQM LLC to service its debt and such distributions are contingent on GQM LLC’s ability to generate positive cash flows. The Company reviewed the mine plan in light of the nine months ended September 30, 2017 results and has determined it is unlikely it will receive sufficient distributions from GQM LLC during this fiscal year to service its debt in early 2018. This situation raises substantial doubt about the Company’s ability to continue as a going concern. Consequently, discussions with the Clay Group to restructure the reimbursement schedule have been initiated. While the Company has been successful in re-negotiating the debt reimbursement schedule with the Clay Group on previous occasions, there can be no assurance that will be achieved going forward.

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

For the Three and Nine Months Ended September 30, 2017 and 2016

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

In the opinion of management, all adjustments considered necessary (including reclassifications and normal recurring adjustments) to present fairly the financial position, results of operations and cash flows at September 30, 2017 and for all periods presented, have been included in these financial statements. The interim results are not necessarily indicative of results for the full year ending December 31, 2017, or future operating periods. For further information, see the Company’s annual consolidated financial statements, including the accounting policies and notes thereto.

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

Recently Adopted Accounting Pronouncements

(i)	In July 2015, ASU No. 2015-11 was issued related to the inventory, simplifying the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The update was effective in fiscal years, including interim periods beginning after December 15, 2016. The Company records inventory at the lower of cost or net realizable value and the adoption of this guidance effective January 1, 2017 had no impact on the consolidated financial statements.

(ii)	In March 2016, ASU No. 2016-09 was issued related to stock-based compensation. The new guidance simplifies the accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update was effective for the Company’s fiscal year and interim periods beginning after December 15, 2016. The adoption of this guidance as of January 1, 2017 had no impact on the consolidated financial statements.

6 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

4.	Summary of Accounting Policies and Estimates and Judgements (continued)

New Accounting Policies

(i)	In May 2014, ASU 2014-09 was issued related to revenue from contracts with customers. The ASU was further amended in August 2015, March 2016, April 2016, and May 2016 by ASU 2015-14, 2016-08, 2016-10 and 2016- 12. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition.

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

(ii)	In February 2016, FASB issued ASC 842 that requires lessees to recognize lease assets and corresponding lease liabilities on the balance sheet for all leases with terms of more than 12 months. The update, which supersedes existing lease guidance, will continue to classify leases as either finance or operating, with the classification determining the pattern of expense recognition in the income statement.

The ASU will be effective for annual and interim periods beginning January 1, 2019, with early adoption permitted, and is applicable on a modified retrospective basis with various optional practical expedients. The Company is assessing the impact of this standard.

(iii)	In August 2016, ASC guidance was issued to amend the classification of certain cash receipts and cash payments in the statement of cash flows. The new guidance is effective for the Company’s fiscal year and interim periods beginning December 1, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating this guidance and the impact on its consolidated financial statements.

5.	Inventories

Inventories consist primarily of production from the Company’s operation, in varying stages of the production process and supplies and spare parts, all of which are presented at the lower of cost or net realizable value. Inventories of the Company are comprised of:

	September 30, 2017	December 31, 2016
Stockpile inventory	$50	$318
In-process inventory	9,425	9,491
Dore inventory	414	76
Supplies and spare parts	2,063	1,056
	$11,952	$10,941

The amounts above are net of allowances of $804 (2016 - $nil), the provision of which has been recognized within cost of sales.

7 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

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

	Land	Mineral property interest and claims	Mine development	Machinery and equipment	Buildings and infrastructure	Construction in progress	Interest capitalized	Total
Cost
At December 31, 2015	$110	$4,459	$84,798	$28,085	$8,565	$-	$-	$126,017
Additions	3,777				9,391	542	5,674	19,384
Transfers	6	(6)	(42,765)	32,117	10,648	-	-	-
Disposals	-	-	-	-	-	-	-	-
At December 31, 2016	$3,893	$4,453	$42,033	$60,202	$28,604	$542	$5,674	$145,401
Additions	69	547	8,511	8,051	-	8,488	-	25,666
Transfers	-	(58)	-	-	(36)	(8,867)	-	(8,961)
Disposals	(23)	-	-	(1,344)	(171)	-	-	(1,538)
At September 30, 2017	$3,939	$4,942	$50,544	$66,909	$28,397	$163	$5,674	$160,568

Accumulated depreciation and depletion
At December 31, 2015	$-	$-	$654	$1,462	$350	$-	$-	$2,466
Additions	-	72	317	5,666	2,330	-	-	8,385
Disposals	-	-	-	-	-	-	-	-
At December 31, 2016	$-	$72	$971	$7,128	$2,680	$-	$-	$10,851
Additions	-	211	1,805	4,676	1,765	-	348	8,779
Disposals	-	-	-	(256)	(26)	-	-	(282)
At September 30, 2017	$-	$283	$2,776	$11,548	$4,419	$-	$348	$19,374

Carrying values
At December 31, 2016	$3,893	$4,381	$41,062	$53,074	$25,924	$542	$5,674	$134,550
At September 30, 2017	$3,939	$4,659	$47,768	$55,361	$23,978	$163	$5,326	$141,194

During the nine months ended September 30, 2017, the Company acquired 4 pieces of mining equipment (2016 – 1) from Komatsu through financing agreements and disposed of 2 pieces of mining equipment (2016 – nil). See Note 16 for further details.

7.	Share Capital

The Company’s common shares outstanding are no par value, voting shares with no preferences or rights attached to them.

Common shares – 2016

In July 2016, the Company completed a financing for gross proceeds of $12.2 million (C$16.1 million) consisting of 11,120,000 units at a price of $1.10 (C$1.45) per unit. Each unit consisted of one common share of the Company and one-half of one common share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share of the Company at a price of C$2.00 per common share until July 25, 2019. The aggregate fair value of the common share purchase warrants at the time of issuance was $2.4 million, which was recorded as a derivative liability and the Company allocated the remaining proceeds of $9.8 million to the common shares (See Note 10).

8 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

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

In addition, the Company incurred cash share issue costs totalling $1.3 million, which consisted of legal fees, commission and other direct financing costs.

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

The Early Termination Date will be the date the vested portion of a stock option expires following the option holder ceasing to be a director, employee or consultant, as determined by the Board at the time of grant, or in the absence thereof at any time prior to the time the option holder ceases to be a director, employee or consultant, in accordance with and subject to the provisions of the Plan. All options granted under the 2013 Plan will be subject to such vesting requirements as may be prescribed by the TSX, if applicable, or as may be imposed by the Board. A total of 1,395,002 (December 31, 2016 – 1,555,000) common shares were issuable pursuant to such stock options as at September 30, 2017.

The Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted. The compensation expense is amortized on a straight-line basis over the requisite service period, which approximates the vesting period.

The following is a summary of stock option activity during the nine months ended September 30, 2017 and 2016:

	Shares	Weighted Average Exercise Price per Share
Options outstanding, December 31, 2015	1,070,000	$0.94
Options granted	485,000	$0.66
Options outstanding, December 31, 2016	1,555,000	$0.85
Options granted	400,002	$0.65
Options forfeited	(166,667)	$0.64
Options expired	(393,333)	$1.10
Options outstanding, September 30, 2017	1,395,002	$0.75

On March 20, 2017, the Company granted 400,002 options to the Company’s Chief Financial Officer (“CFO”) which are exercisable at a price of $0.65 for a period of five years from the date of grant. 133,334 options vest on March 20, 2018, 133,334 options vest on March 20, 2019 and 133,334 options on March 20, 2020.

9 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

7.	Share Capital (continued)

Stock options (continued)

On March 14, 2017, the former CFO of the Company resigned. 146,667 stock options were forfeited on this date as they did not meet the vesting conditions. Accordingly, the share-based compensation associated with the unvested stock options was reversed. The expiry date of 393,333 stock options that had vested was modified to June 14, 2017 pursuant to the terms of the employment agreement.

These stock options were not exercised, thus expired during the nine months ended September 30, 2017.

The fair value of stock options granted as above was calculated using the following weighted average assumptions:

	2017	2016
Expected life (years)	5.00	4.92
Interest rate	1.18%	1.00%
Volatility	77.29%	81.27%
Dividend yield	0.00%	0.00%

During the three and nine months ended September 30, 2017, the Company recognized $0.05 million and $0.1 million (three and nine months ended September 30, 2016 - $0.01 million) in stock-based compensation relating to employee stock options that were issued and/or had vesting terms.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2017:

Expiry Date	Number Outstanding	Number Exercisable	Remaining Contractual Life (years)	Weighted Average Exercise Price
June 3, 2018	50,000	50,000	0.67	$1.16
September 3, 2018	150,000	150,000	0.93	$1.59
September 8, 2020	430,000	430,000	2.94	$0.58
November 30, 2021	365,000	-	4.17	$0.66
March 20, 2022	400,002	-	4.47	$0.65
Balance, September 30, 2017	1,395,002	630,000	3.40	$0.75

As at September 30, 2017, the aggregate intrinsic value of the outstanding exercisable options was $nil (December, 31, 2016 - $0.4 million).

Warrants

The following is a summary of common share purchase warrants activity:

	September 30, 2017	December 31, 2016
Balance, beginning of the period	24,317,700	10,000,000
Issued - financing units	-	5,560,000
Issued - financing brokers (1)	-	757,700
Issued - debt restructuring (1)	-	8,000,000
Balance, end of the period	24,317,700	24,317,700

(1)	Non-tradable share purchase warrants.

10 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

7.	Share Capital (continued)

Warrants (continued)

The following table summarizes information about share purchase warrants outstanding and exercisable at September 30, 2017:

Expiry Date	Number Outstanding	Remaining Contractual Life (periods)	Exercise Price
June 8, 2020	10,000,000	2.69		$0.95
July 25, 2019	6,317,700	1.82	C$	2.00
November 18, 2021	8,000,000	4.15		$0.85

8.	Asset Retirement Obligation and Financial Reclamation Assurance

Asset Retirement Obligation

The total asset retirement obligation as of September 30, 2017, was $1.7 million (December 31, 2016 - $1.4 million).

The Company estimated its asset retirement obligation based on its requirements to reclaim and remediate its property based on its activities to date. As at September 30, 2017, the Company estimates the primary cash outflow related to these reclamation activities will commence in 2028. Reclamation provisions are measured at the expected value of future cash flows discounted to their present value using a discount rate based on a credit adjusted risk-free interest rate of 8.7% and an inflation rate of 2.45%.

The following is a summary of asset retirement obligations:

	September 30, 2017	December 31, 2016
Balance, beginning of the period	$1,366	$978
Accretion	92	90
Changes in cash flow estimates	261	298
Balance, end of the period	$1,719	$1,366

Reclamation Financial Assurance

The Company is required to provide the Bureau of Land Management, the State Office of Mine Reclamation and Kern County, California with a revised reclamation cost estimate annually. The financial assurance is adjusted once the cost estimate is approved. The Company’s provision for reclamation of the property is estimated each year by an independent consulting engineer. This estimate, once approved by state and county authorities, forms the basis for a cash deposit of reclamation financial assurance. The reclamation assurance provided as at September 30, 2017 is $1.5 million (December 31, 2016 - $1.5 million).

The Company is also required to provide financial assurance with the Lahontan Regional Water Quality Control Board (the “Regional Board”) for closure and reclamation costs related to the lined impoundments, which are defined as the Stage 1 heap leach pad, the overflow pond, and the solution collection channel. The reclamation financial assurance estimate as of September 30, 2017 is $1.2 million (December 31, 2016 - $1.2 million).

In addition to the above, the Company is required to obtain and maintain financial assurance for initiating and completing corrective action and remediation of a reasonably foreseeable release from the Mine’s waste management units as required by the Regional Board. The reclamation financial assurance estimate as of September 30, 2017, is $0.3 million (December 31, 2016 - $0.3 million).

11 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

8.	Asset Retirement Obligation and Financial Reclamation Assurance (continued)

Asset Retirement Obligation (continued)

During 2016, the Company entered into $3.0 million in surety bond agreements to maintain the necessary financial assurance as required by the relevant regulatory bodies, as described in the paragraphs above, and in order to release its reclamation deposits. The Company pays a yearly premium of $0.1 million. Golden Queen Mining Co. Ltd. has provided a corporate guaranty on the surety bonds (See Note 12).

9.	Related Party Transactions

Except as noted elsewhere in these condensed consolidated interim financial statements, related party transactions are disclosed as follows:

(i)	Management Agreement

During the three and nine months ended September 30, 2017, the Company paid a total of $0.03 million and $0.09 million (three and nine months ended September 30, 2016 - $0.02 million and $0.08 million respectively), respectively, to the three independent directors of the Company. Additionally, the Company paid $0.02 million (2016 - $Nil) for consulting services to Behre Dolbear, a company of which a director of Golden Queen serves in the capacity of an executive officer.

(ii)	Note Payable

On December 31, 2014, the Company entered into a loan (the “December 2014 Loan”) with the Clay Group for $12.5 million, due on July 1, 2015. On June 8, 2015, the Company amended the December 2014 Loan to extend the maturity to December 8, 2016 and increased the principal amount from $12.5 million to $37.5 million (the “June 2015 Loan”).

On December 31, 2014, the Company entered into a loan (the “December 2014 Loan”) with the Clay Group for $12.5 million, due on July 1, 2015. On June 8, 2015, the Company amended the December 2014 Loan to extend the maturity to December 8, 2016 and increased the principal amount from $12.5 million to $37.5 million (the “June 2015 Loan”). On November 18, 2016, the Company repaid $12.2 million of the June 2015 Loan and accrued interest with cash on hand and net proceeds of $10.1 million from an equity financing. The Company restructured the remaining debt with a new loan with a principal amount of $31.0 million (the “November 2016 Loan”). The November 2016 Loan has a thirty-month term and an annual interest rate of 8%, payable on a quarterly basis commencing during the first quarter of 2017. Quarterly principal payments of $2.5 million commence during the first quarter of 2018, with a payment of the remaining balance at the maturity date. Under terms of the November 2016 loan, at the Company’s option, the payment of the first three quarterly interest payments due have been deferred to January 1, 2018. On November 10, 2017, the Company amended the terms of the November 2016 Loan (see Note 17).

In connection with the November 2016 Loan the Company issued 8,000,000 common share purchase warrants exercisable for a period of five years expiring November 21, 2021. The common share purchase warrants have an exercise price of $0.85. The Company also incurred a financing fee to secure the loan in the amount of $0.9 million, all of which was paid on November 18, 2016.

12 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

9.	Related Party Transactions (continued)

(ii)	Note Payable (continued)

The table below summarizes the activity on the November 2016 Loan:

	September 30, 2017	December 31, 2016
Balance, beginning of the period	$26,347	$36,053
Interest payable transferred to principal balance	1,560	2,977
Accretion of discount on loans	1,250	1,996
Capitalized financing fee and legal fees	-	(930)
Reduction of debt upon issuance of warrants	-	(3,090)
Repayment of loans and interest	-	(10,659)
Balance, end of the period	$29,157	$26,347

Current portion	$9,061	$-
Non-current portion	$20,096	$26,347

(iii)	Amortization of Discounts and Interest Expense

The following table summarizes the amortization of discounts and interest on loan:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2017	2016	2017	2016
Accretion of the November 2016 Loan discount	$510	$-	$1,250	$-
Interest expense related to the November 2016 Loan	642	-	1,914	-
Interest expense related to Komatsu financial loans (1)	143	144	428	464
Accretion of the June 2015 Loan discount	-	621	-	1,853
Interest expense related to the June 2015 Loan	-	1,050	-	3,057
Accretion of discount and interest on loan	$1,295	$1,815	$3,592	$5,374

(1)	Komatsu is not a related party and has only been included in the above table to reconcile the total interest expense incurred for the period to the amounts capitalized and expensed.
(2)	Interest capitalization ended on March 31, 2016 because the mine went into production on April 1, 2016.

13 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

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

If a member becomes less than a 20% interest holder, its remaining unit interest will (ultimately) be terminated through one of 3 events at the non-diluted member’s option:

a.	Through conversion to a net smelter royalty (“NSR”);
b.	Through a buy-out (at fair value) by the non-diluted member; or
c.	Through a sale process by which the diluted member’s interest is sold.

The net assets of GQM LLC as of September 30, 2017, and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Assets, GQM LLC	$152,193	$151,802
Liabilities, GQM LLC	(24,092)	(20,710)
Net assets, GQM LLC	$128,101	$131,092

Included in the assets above, is $3.8 million (December 31, 2016 - $11.1 million) in cash held as at September 30, 2017. The cash in GQM LLC is directed specifically to fund capital expenditures required to continue with production and to settle GQM LLC’s obligations. The liabilities of GQM LLC do not have recourse to the general credit of Golden Queen except for $2.2 million for 2 mining drill loans and $3.0 million in surety bond agreements.

14 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

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

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2017	2016	2017	2016
Net and comprehensive income (loss) in GQM LLC	$(2,674)	$1,706	$(2,991)	$(1,922)
Non-controlling interest percentage	50%	50%	50%	50%
Net and comprehensive loss attributable to non-controlling interest	$(1,335)	$853	$(1,495)	$(961)
Net and comprehensive loss attributable to permanent non-controlling interest	$(801)	$512	$(897)	$(577)
Net and comprehensive loss attributable to temporary non-controlling interest	$(534)	$341	$(598)	$(384)

	Permanent Non- Controlling Interest	Temporary Non- Controlling Interest
Carrying value of non-controlling interest, December 31, 2016	$39,327	$26,219
Net and comprehensive loss for the period	(897)	(598)
Carrying value of non-controlling interest, September 30, 2017	$38,430	$25,621

15 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

9.	Related Party Transactions (continued)

(v)	Revolving credit

On May 23, 2017, GQM LLC entered into a revolving credit facility of $5 million with Gauss Holdings and Auvergne LLC. The revolving credit is available until May 23, 2018 and bears a 12% simple annual interest. GQM LLC paid a closing fee of $0.1 million which was classified as prepaid expenses and other current assets. $0.02 million and $0.04 million of the closing fee was amortized during the three and nine months ended September 30, 2017, respectively. As at September 30, 2017, no amounts had been drawn under this facility.

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

The fair value of the derivative liabilities related to the share purchase warrants as at September 30, 2017 is $3.1 million (December 31, 2016 - $5.5 million). The derivative liabilities were calculated using the binomial and the Black-Scholes pricing valuation models with the following assumptions:

Warrants related to June 2015 Loan	September 30, 2017	December 31, 2016
Risk-free interest rate	1.58%	0.84%
Expected life of derivative liability	2.69 years	3.44 years
Expected volatility	76.50%	78.79%
Dividend rate	0.00%	0.00%

Warrants related to November 2016 Loan	September 30, 2017	December 31, 2016
Risk-free interest rate	1.58%	1.11%
Expected life of derivative liability	4.15 years	4.89 years
Expected volatility	75.21%	77.21%
Dividend rate	0.00%	0.00%

The change in the derivative share purchase warrants is as follows:

	September 30, 2017	December 31, 2016
Balance, beginning of the period	$5,458	$2,498
Fair value at inception	-	3,090
Change in fair value	(2,329)	(130)
Balance, end of the period	$3,129	$5,458

16 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

10.	Derivative Liabilities (continued)

Share Purchase Warrants – July 2016 financing

On July 25, 2016, the Company issued a total of 6,317,700 share purchase warrants in connection with the July 2016 financing with an exercise price of C$2.00 and expiry date of July 25, 2019. In accordance with the guidance in ASC 815-40-15, the share purchase warrants met the criteria of a derivative instrument liability because they were exercisable in a currency other than the functional currency of the Company and thus did not meet the “fixed-for-fixed” criteria of that guidance. As a result, the Company was required to separately account for the share purchase warrants as derivative liabilities recorded at fair value and marked-to-market each period with the changes in the fair value each period charged or credited to income.

As at September 30, 2017, the Company had re-measured the share purchase warrants and determined the fair value of the derivative liability to be $0.3 million (December 31, 2016 - $1.0 million) using the Black-Scholes option pricing model with the following assumptions:

	September 30, 2017	December 31, 2016
Risk-free interest rate	1.52%	0.84%
Expected life of derivative liability in years	1.82 years	2.56 years
Expected volatility	74.89%	79.40%
Dividend rate	0.00%	0.00%

The change in the derivative share purchase warrants is as follows:

	September 30, 2017	December 31, 2016
Fair value of warrants issued	$972	$2,701
Change in fair value of warrants	(704)	(1,729)
Balance, end of the period	$268	$972

11.	Supplementary Disclosures of Cash Flow Information

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2017	2016
Cash paid during the period for:
Interest on loan payable	$428	$468
Non-cash financing and investing activities:
Asset retirement costs charged to mineral property interests	$260	$245
Mining equipment acquired through issuance of debt	$5,895	$295
Mineral property expenditures included in accounts payable	$1,081	$318
Interest cost capitalized to mineral property interests	$-	$839
Non-cash finder fess	$59	$-
Non-cash amortization of discount and interest expense	$1,250	$1,853
Interest payable converted to principal balance	$1,560	$2,977

17 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

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

Corporate Guaranties

The Company has provided corporate guaranties for 2 of GQM LLC’s mining drill loans. The Company has also provided a corporate guaranty for GQM LLC’s surety bonds.

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

18 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

13.	Financial Instruments (continued)

Fair Value Measurements (continued)

	September 30, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party (Note 10)	$3,129	$-	$3,129	$-
Share purchase warrants – (Note 10)	268	-	268	-
	$3,397	$-	$3,397	$-

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party (Note 10)	$5,458	$-	$5,458	$-
Share purchase warrants – (Note 10)	972	-	972	-
	$6,430	$-	$6,430	$-

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

Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to US Dollar deposits held in Canadian financial institutions. As of September 30, 2017, the Company’s cash balances held in United States and Canadian financial institutions include $4.7 million, which are not fully insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

Interest Rate Risk

The Company holds 98% of its cash in bank deposit accounts with a single major financial institution. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash balances during the nine months ended September 30, 2017 a 1% decrease in interest rates would have reduced the interest income for 2017 by an immaterial amount.

Foreign Currency Exchange Risk

Certain purchases of corporate overhead items are denominated in Canadian Dollar. As a result, currency exchange fluctuations may impact the costs of our operations. Specifically, the appreciation of the Canadian Dollar against the US Dollar may result in an increase in the Canadian operating expenses in US dollar terms. As of September 30, 2017, the Company maintained the majority of its cash balance in US Dollar. The Company currently does not engage in any currency hedging activities.

19 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

14.	General and Administrative Expenses

General and administrative expenses are incurred to support the administration of the business that are not directly related to production. Significant components of general and administrative expenses are comprised of the following:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2017	2016	2017	2016
Audit, legal and professional fees	$165	$125	$561	$1,097
Salaries and benefits and director fees	431	437	1,131	1,176
Regulatory fees and licenses	15	(15)	85	68
Insurance	122	116	369	356
Corporate administration	438	(6)	1,151	470
	$1,171	$657	$3,297	$3,167

15.	Income (Loss) Per Share

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net gain (loss) attributable to the shareholders of the Company - numerator for basic and diluted LPS	$(1,889)	$2,738	$(3,352)	$(8,296)
Denominator:
Weighted average number of common shares outstanding -basic and diluted	111,148,683	108,026,944	111,137,694	102,657,767

Loss per share – basic and diluted	$(0.02)	$0.03	$(0.03)	$(0.08)

Weighted average number of shares for the nine months ended September 30, 2017 excludes 1,395,002 options (September 30, 2016 - 1,070,000) and 24,317,700 warrants (September 30, 2016 – 10,000,000) that were antidilutive.

16.	Loan Payable

During the nine months ended September 30, 2016, the Company sold 2 (December 31, 2016 – nil) pieces of equipment with a net book value of $1.0 million in consideration for settlement of 2 loans by $0.6 million plus $0.1 million in cash. The Company also recorded $0.3 million as a loss in disposition of fixed assets.

During the nine months ended September 30, 2017, the Company entered into 4 new loan agreements for a total of $7.6 million for the acquisition of 4 (December 31, 2016 – 2) pieces of mining equipment from Komatsu.

20 | Page

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2017 and 2016

(amounts expressed in thousands of US dollars - Unaudited)

16.	Loan Payable (continued)

As at September 30, 2017 and December 31, 2016, the finance agreement balances are as follows:

	September 30, 2017	December 31, 2016
Balance, beginning of the period	$15,150	$18,373
Additions	7,646	2,047
Down payments and taxes	(1,338)	(264)
Settlements	(414)	-
Principal repayments	(4,648)	(5,006)
Balance, end of the period	$16,396	$15,150

Current portion	$6,998	$5,656
Non-current portion	$9,398	$9,494

For the nine months ended September 30, 2017, the Company made total down payments of $1.3 million (2016 - $0.3 million). The down payments consist of the sales tax on the assets and a 10% payment of the pre-tax purchase price. All of the loan agreements are for a term of 4 years, except 2 which are for 3 years, and are secured by the underlying asset except for 2 mining drill loans for which GQM Ltd. has provided a corporate guarantee. Interest rates range from 0.00% to 4.50% with monthly payments in the range of $0.005 to $0.03 million.

The following table outlines the principal payments to be made for each of the remaining years:

Years	Principal Payments
2017	$6,998
2018	6,146
2019	2,060
2020	1,191
Total	$16,395

17.	Subsequent Events

On October 20, 2017, the Company granted 1,204,999 options to certain directors and employees of Golden Queen. The options are exercisable at a price of $0.29 for a period of five years from the date of grant. 401,666 options vest on October 20, 2018; 401,666 options vest on October 20, 2019; and 401,667 options vest on October 20, 2020.

On November 10, 2017, the Company and the Clay Group agreed to amend the November 2016 Loan by reducing the quarterly principal payments that commence the first quarter of 2018 from $2.5 million to $1.0 million and increasing the annual interest rate from 8% to 10% effective January 1, 2018. As well, all interest payments in 2017 that were deferred at the Company’s option along with a $2.5 million principal payment and a $0.40 amendment fee are payable on January 1, 2018. At the Company’s option, interest and principal payments due on January 1, 2018 can be delayed until February 15, 2018 to accommodate delays in the Offering process.

On November 13, 2017, the Company filed a preliminary prospectus with the securities regulatory authorities in each of the provinces and territories of Canada in connection with qualifying an offering of the Company (the “Offering"), in connection with a marketed offering of common shares in the capital of the Company for aggregate gross proceeds of $25 million. Closing of the Offering is subject to receipt of applicable regulatory approvals including approval of the Toronto Stock Exchange. The net proceeds of the Offering will be used to reduce the corporate debt, purchase additional equipment for the mine and general corporate and working capital purposes.

21 | Page

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of the operating results and financial condition of Golden Queen Mining Co. Ltd. (“Golden Queen”, “Company”, “we”, “our” or “us”) is as at November 14, 2017 and should be read in conjunction with the unaudited condensed consolidated interim financial statements of the Company for the three and nine months ended September 30, 2017 and the notes thereto.

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is prepared in accordance with US generally accepted accounting principles (“US GAAP”). All amounts herein are in US dollars unless otherwise noted.

Cautionary Note Regarding Forward-looking Statements

This Form 10-Q contains certain forward-looking statements, which relate to the intent, belief and current expectations of the Company’s management, as well as assumptions and parameters used in the feasibility study referenced in this report. These forward-looking statements are based upon numerous assumptions that involve risks and uncertainties and other factors that may cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include among other things the receipt and compliance with the terms of required approvals and permits, results of operations and commodity prices. In addition, projected mining results, including quantity of ore, grade, production rates, operating costs and recovery rates, are subject to numerous risks normally associated with mining activity of the nature described in this report and in the feasibility study, and as a result actual results may differ substantially from projected results. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date the statements were made.

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

The Soledad Mountain Mine

Overview

Golden Queen Mining Co. Ltd. (“Golden Queen”, “GQM Ltd.” or the “Company”) is engaged in the operation of the Soledad Mountain Mine (“the Mine”), located in the Mojave Mining District, Kern County, California. The Mine is located just outside the town of Mojave in southern California and utilizes conventional open pit mining methods and the cyanide heap leach and Merrill-Crowe processes to recover gold and silver from crushed, agglomerated ore. The Mine also produces aggregate.

Highlights

•	Total of 4.9 million tons of ore and waste were mined in the third quarter including 928 kt of ore
•	Plant processed a total of 898 kt of ore at an average grade of 0.013 oz/t
•	Third quarter production was 12,275 ounces of gold and 48,631 ounces of silver
•	Purchase of new shovel at a capital cost of $3.9 million
•	Completion of leach pad phase 2 at a capital cost of $8.4 million

Project Update

The mine acquired a new shovel in late August as planned at a capital cost of $3.9 million. The performance of this unit is expected to enhance mining productivity over the life of mine. In addition, leach pad phase 2 was completed during the quarter at a capital cost of $8.4 million, and ore leaching has commenced on the first lift. Leaching performance is matching the feasibility study - total apparent gold recovery to September 30, 2017 is 73%, which Management believes is on track to achieve the life of mine 80% gold recovery sometime in 2018.

22 | Page

As a result of the lower tonnage and grade in the North-West and Main (Phase 1) Pits, the ore grade was lowered to a value near cut-off in an effort to operate the pad-loading operations at capacity. However, periodic shortfalls in ore supplied to the crusher have been experienced, despite the lower target grade.

Management is accelerating the East Pit development to access higher-grade ore tons as soon as possible to make up for the shortfall in ore supplied and the lower than expected gold ore grades from the North-West and Main (Phase 1) Pits. During the period of development of the East Pit, it is expected that gold production will be lower than plan. The transition to the East Pit will provide the majority of anticipated ore production for at least the next three years. In anticipation of the development of the East Pit, an additional two trucks were recently purchased and are expected to be in service before year-end. There are an additional three trucks planned for purchase early next year.

The mine has generated positive operating cash flow year-to-date, and this is expected to resume once ore mining has been established within the defined ore-zone developed by the East Pit. In the meantime, preliminary estimates indicate that mining operations at Soledad Mountain will require between $15m and $20m of capital in the near term to execute this plan. This amount would likely need to be funded equally between the Company and its 50% joint venture partner.

For the nine months ended September 30, 2017, the Company recorded aggregate sales of $0.01 million. The Company was recently added to the California AB 3098 list, which allows the Company to sell its aggregates to state and municipal agencies. The Company will not include the sale of aggregate in cash flow projections until such time as a long-term contract for the sale of products has been secured.

During the third quarter, the Company initiated the process to support permitting of additional infrastructure for ongoing operations and planned activities that are expected to extend the mine life of Soledad Mountain beyond the initial 11 years contemplated in the 2015 Feasibility Study.  The process is anticipated to take approximately 2 to 3 years.

The cash balance as at September 30, 2017 was $4.7 million. There is a total of 199 employees currently on site.

Results of Operations

The following are the results of operations for the three and nine months ended September 30, 2017, and the corresponding periods ended September 30, 2016.

		Three months ended		Nine months ended
		30-Sep-17	30-Sep-16	30-Sep-17	30-Sep-16
Mining - Key Metrics (1)
Ore mined	k ton	928	808	2,790	1,759
Waste mined: ore mined ratio	ore mined ratio	4.3:1	2.2:1	3.9:1	2.2:1
Gold grade placed	oz/ton	0.013	0.015	0.016	0.013
Silver grade placed	oz/ton	0.180	0.362	0.203	0.349
Gold sold	oz	12,255	8,715	36,068	11,197
Silver sold	oz	47,977	97,430	163,856	124,930
Apparent cumulative recovery - gold (2)%		73.0%	53.1%	73.0%	53.1%
Apparent cumulative recovery - silver (2)%		25.8%	21.9%	25.8%	21.9%

Financial (1)
Revenue		$16,496	13,451	48,182	16,915
Income (loss) from mine operations		$(1,839)	2,108	(580)	160
General and administrative expenses		$(1,171)	(657)	(3,297)	(3,167)
Total other income (expenses)		$(214)	2,140	(970)	(6,250)
Net and comprehensive income (loss)		$(3,224)	3,591	(4,847)	(9,257)
Net and comprehensive income (loss) attributable to Golden Queen Mining Co Ltd.		$(1,889)	2,738	(3,352)	(8,296)
Average realized gold price (2)	$/oz sold	1,280	1,329	1,257	1,303
Average realized silver price (2)	$/oz sold	16.89	19.22	17.23	18.60
Total cash costs - net of by-product credits (2)	$/Au oz produced	1,177	1,086	1,074	1,948
All-in sustaining costs - net of by-product credits (2)	$/Au oz produced	1,502	1,200	1,517	2,102
Total cash costs	$/t placed	16.99	13.80	15.40	13.69
Off-site costs (2)	$/t placed	0.78	0.67	0.77	0.38

(1)	For accounting purposes, the transition to the production phase commenced on April 1, 2016. As such, comparative figures for certain measures or data are not available or are not meaningful.
(2)	Total cash costs, all-in sustaining costs, apparent cumulative recovery and off-site costs are financial performance measures with no standard meaning under US GAAP. Refer to “Non-GAAP Financial Performance Measures” for further information. As transition to the production phase commenced April 1, 2016, year-to-date amounts for these measures only include data starting April 1, 2016.

23 | Page

The strip ratio and gold grade for the three and nine months ended September 30, 2016 were not representative of the life-of-mine estimated averages due to the commencement of production on April 1, 2016 and the limited equipment and crew available during these periods. Notwithstanding the strip ratio and gold grade for the three and nine months ended September 30, 2016, the higher strip ratio as a result of mining more waste than ore for the three and nine months ended September 30, 2017 compared to the same periods in 2016, contributed to the higher total cost per ton placed.

Financial Results

The Company generated revenues from operations of $16.5 million from the sale of 12,255 ounces of gold and 47,977 ounces of silver for the three months ended September 30, 2017 and $48.2 million from the sale of 36,068 ounces of gold and 163,586 ounces of silver during the nine months ended September 30, 2017. The Company generated revenues of $13.5 million from the sale of 8,715 ounces of gold and 97,430 ounces of silver for the three months ended September 30, 2016 and $16.9 million from the sale of 11,197 ounces of gold and 124,930 ounces of silver during the nine months ended September 30, 2016. Production commenced on April 1, 2016 and therefore the Company did not generate any revenues during the first fiscal quarter of 2016.

The Company generated $0.39 million less revenue during the three months ended September 30, 2017 compared to the three months ended June 30, 2017, mostly as a result of fewer ounces of gold and silver sold. Although the average realized gold price per ounce was $18 higher for the three months ended September 30, 2017 compared to the three months ended June 30, 2017 ($1,280 vs. $1,262 respectively), 398 fewer ounces of gold were sold in the current quarter compared to the previous quarter (12,255 ounces of gold sold vs. 12,653 ounces of gold sold respectively). The average realized silver price per ounce was slightly lower for the three months ended September 30, 2017 compared to the three months ended June 30, 2017 and 5,537 fewer ounces of silver were sold in the current quarter compared to the previous quarter (47,977 ounces of silver sold vs. 53,514 ounces of silver sold respectively).

The costs, excluding depreciation and depletion, applicable to sales incurred during the three and nine months ended September 30, 2017 were $15.4 million and $40.3 million (three and nine months ended September 30, 2016 - $9.1 million and $12.7 million), respectively. The cost of sales, excluding depreciation and depletion, increased mainly as a result of higher mining costs due to mining more waste and less ore compared to the prior quarter (three months ended June 30, 2017 - $13.4 million) and recording an inventory allowance of $0.80 million in the current quarter. Costs of sales include mining, processing, maintenance and site support costs. Also, included in the costs of sales are refining, transportation costs, royalties and property taxes.

Depreciation and depletion expenses during the three and nine months ended September 30, 2017 were $2.9 million and $8.4 million (three and nine months ended September 30, 2016 - $2.2 million and $4.1 million), respectively. Production commenced on April 1, 2016 and therefore the Company did not record significant depreciation and depletion until after this date. The depreciation and depletion expenses for three months ended September 30, 2017 increased slightly compared to the previous quarter (three months ended June 30, 2017 - $2.7 million) as a result of recording more expense due to a change in Management’s estimate of the useful lives of certain pieces of equipment being reduced from ten to seven years.

General and administrative expenses increased by $0.5 million to $1.2 million during the three months ended September 30, 2017 compared to $0.7 million for the same period in 2016 primarily as a result of a decrease in foreign exchange gains as the Canadian dollar has strengthened against the US dollar. General and administrative expenses increased slightly by $0.1 million to $3.3 million during the nine months ended September 30, 2017 compared to $3.2 million for the same period in 2016.

24 | Page

For the three and nine months ended September 30, 2017, the Company incurred total interest expense of $1.3 million and $3.6 million (three and nine months ended September 30, 2016 - $1.8 million and $4.4 million, respectively, related to its various loans. The decrease resulted from the fact the June 2015 Loan was replaced by a new loan in November 2016 with a lower principal and a reduction of 2% on the interest rate. Please refer to Note 9(ii) and 9(iii) of the unaudited condensed consolidated interim financial statements. Also, during the nine months ended September 30, 2017 there was no interest capitalized to mineral properties, compared to $1.0 million in the same periods of 2016.

The Company’s derivative liability as at September 30, 2017 and for the nine months then ended includes the warrants issued in conjunction with the November 2016 Clay Loan, the June 2015 Loan and the July 2016 Financing. During the three and nine months ended September 30, 2017, the Company recorded a decrease in the derivative liability of $1.1 million and $3.0 million (three and nine months ended September 30, 2016 – a decrease of $3.9 million and an increase of $2.0 million, respectively). The significant decrease during the nine months ended September 30, 2017 was due to a decrease in the Company’s share price whereas the significant increase for the comparable period in 2016 was due to an increase in the Company’s share price. Refer to Note 10 of the unaudited condensed consolidated interim financial statements for a detailed analysis of the changes in fair value of the derivative liability.

Summary of Quarterly Results (in thousands of US dollars, except per share)

Results for the eight most recent quarters are set out in the table below (in $000 other than per share amounts):

	Results for the quarter ended on:
	30-Sep-17	30-Jun-17	31-Mar-17	31-Dec-16
Revenue	$16,496	$16,882	$14,804	$10,278
Net and comprehensive income (loss)	$(3,224)	$1,192	$(2,816)	$(434)
Net and comprehensive income (loss) attributable to Golden Queen Mining Co Ltd.	$(1,889)	$962	$(2,426)	868
Basic net income (loss) per share	$(0.02)	$0.01	$(0.02)	$0.01
Diluted net income (loss) per share	$(0.02)	$0.01	$(0.02)	$0.01

	Results for the quarter ended on:
	30-Sep-16	30-Jun-16	31-Mar-16	31-Dec-15
Revenue	$13,451	$3,464	$ Nil	$ Nil
Net and comprehensive income (loss)	$3,591	$(3,568)	$(9,280)	$(1,217)
Net and comprehensive income loss attributable to Golden Queen Mining Co Ltd.	$2,738	$(2,109)	(8,926)	(722)
Basic net loss per share	$0.03	$(0.02)	$(0.09)	$(0.01)
Diluted net loss per share	$0.03	$(0.02)	$(0.09)	$(0.01)

During the three months ended September 30, 2017, net and comprehensive loss was $3.2 million compared to net and comprehensive income of $1.2 million during the three months ended June 30, 2017. This change is primarily due to the movement in the value of the Company’s derivative liability (discussed above) and the loss from mine operations of $1.8 million during the three months ended September 30, 2017 compared to income from mine operations of $0.8 million during the three months ended June 30, 2017.

In general, the results of operations can vary from quarter to quarter depending upon the nature, timing and cost of activities undertaken, whether or not the Company incurs gains or losses on foreign exchange or grants stock options, and the movements in its derivative liability.

Please refer to the Results of Operations section above for the results of operations for the three and nine months ended September 30, 2017.

Reclamation Financial Assurance and Asset Retirement Obligation

Reclamation Financial Assurance

The Company is required to provide the Bureau of Land Management, the State Office of Mine Reclamation and Kern County, California with a reclamation cost estimate on an annual basis.  An independent consulting engineer provides this estimate.  This cost estimate, once approved by state and county authorities, forms the basis for a surety bond for reclamation financial assurance. The reclamation assurance provided as at September 30, 2017 is $1.5 million (December 31, 2016 - $1.5 million).

25 | Page

The Company is also required to provide financial assurance with the Lahontan Regional Water Quality Control Board (the “Regional Board”) for closure and reclamation costs related to the lined impoundments, which are defined as the Stage 1 and Stage 2 heap leach pad, the overflow pond, and the solution collection channel. The reclamation financial assurance estimate as of September 30, 2017 is $1.2 million (December 31, 2016 - $1.2 million).

In addition to the above, the Company is required to obtain and maintain financial assurance for initiating and completing corrective action and remediation of a reasonably foreseeable release from the Mine’s waste management units as required by the Regional Board. The reclamation financial assurance estimate as of September 30, 2017, is $0.3 million (December 31, 2016 - $0.3 million).

During 2016, the Company entered into $3.0 million in surety bond agreements to maintain the necessary financial assurance as required by the relevant regulatory bodies, as described in the paragraphs above, and in order to release its reclamation deposits. The Company pays a yearly premium of $0.1 million. Golden Queen Mining Co. Ltd. has provided a corporate guaranty on the surety bonds (see Note 12 of the unaudited condensed consolidated financial statements).

Asset Retirement Obligation

The total asset retirement obligation as of September 30, 2017, was $1.7 million (December 31, 2016 - $1.4 million).  The Company estimated its asset retirement obligation based on its requirements to reclaim and remediate its property based on its activities to date. As at September 30, 2017, the Company estimates the primary cash outflow related to these reclamation activities will commence in 2028. Reclamation provisions are measured at the expected value of future cash flows discounted to their present value using a discount rate based on a credit adjusted risk-free interest rate of 8.7% and an inflation rate of 2.45%.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Transactions with Related Parties

Except as noted elsewhere in this Form 10-Q, related party transactions are disclosed as follows:

(i)	Management Agreement

During the three and nine months ended September 30, 2017, the Company paid a total of $0.03 million and $0.09 million (the three and nine months ended September 30, 2016 - $0.03 million and $0.09 million, respectively), respectively, to the three independent directors of the Company.

(ii)	Amortization of Discounts and Interest Expense

The following table summarizes the amortization of discounts and interest on loan ($000):

	Three Months Ended Sep 30,	Three Months Ended Sep 30,	Nine Months Ended Sep 30,	Nine Months Ended Sep 30,
	2017	2016	2017	2016
Accretion of the Nov 2016 Loan discount	$510	$-	$1,250	$-
Interest expense related to the Nov 2016 Loan	642	-	1,914	-
Interest expense related to Komatsu financial loans (1)	143	144	428	464
Accretion of the June 2015 Loan discount	-	621	-	1,853
Interest expense related to the June 2015 Loan	-	1,050	-	3,057
Accretion of discount and interest on loan	$1,295	$1,815	$3,592	$5,374

	Three Months Ended Sep 30,	Three Months Ended Sep 30,	Nine Months Ended Sep 30,	Nine Months Ended Sep 30,
	2017	2016	2017	2016
Accretion of discounts and interest on loan (1)	$1,295	$1,815	$3,592	$5,374
Less: Interest costs capitalized (2)	-	-	-	(1,005)
Interest expense	$1,295	$1,815	$3,592	$4,369
(1)	Komatsu is not a related party and has only been included in the above table to reconcile the total interest expense incurred for the period to the amounts capitalized and expensed.
(2)	Interest capitalization ended on March 31, 2016 because the mine went into production on April 1, 2016.

26 | Page

(iv)	Joint Venture

The net assets of GQM LLC as of September 30, 2017, and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Assets, GQM LLC	$152,193	$151,802
Liabilities, GQM LLC	(24,092)	(20,710)
Net assets, GQM LLC	$128,101	$131,092

Included in the assets above is $3.8 million (December 31, 2016 - $11.1 million) in cash held as at September 30, 2017. The cash in GQM LLC is directed specifically to fund capital expenditures required to continue with production and settle GQM LLC’s obligations. The liabilities of GQM LLC do not have recourse to the general credit of the primary beneficiary except for 2 mining drill loans and $3.0 million in surety bond agreements.

(v)	Revolving credit

On May 23, 2017, GQM LLC entered into a revolving credit facility of $5 million with Gauss Holdings and Auvergne LLC. The revolving credit is available until May 23, 2018 and bears a 12% simple annual interest. GQM LLC paid a closing fee of $0.1 million which was classified as prepaid expenses and other current assets. $0.02 million of the closing fee was amortized during the nine months ended September 30, 2017. As at September 30, 2017 and November 9, 2017, no amounts had been drawn under this facility.

Fair Value of Financial Instruments

Fair Value Measurements

The three levels of the fair value hierarchy are as follows:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

	September 30, 2017 ($000)
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party (Note 10)	$3,129	$-	$3,129	$-
Share purchase warrants – (Note 10)	268	-	268	-
	$3,397	$-	$3,397	$-

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party (Note 10)	$5,458	$-	$5,458	$-
Share purchase warrants – (Note 10)	972	-	972	-
	$6,430	$-	$6,430	$-

27 | Page

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

Select Non-Consolidated Figures

The Company has a 50% interest in GQM LLC, which meets the definition of a Variable Interest Entity (“VIE”). The Company consolidates entities which meet the definition of a VIE for which it is the primary beneficiary. The Company has determined it is the member of the related party group that is most closely associated with GQM LLC and, as a result, is the primary beneficiary who consolidates GQM LLC.

The following table shows figures attributable to the Company only as of September 30, 2017 and for nine months then ended ($000):

	GQM LLC 100%	GQM LLC 50% Attributable to LTD	LTD on a Non-Consolidated Basis *	LTD Attributable
	(1)	(2)	(1) + (2)
Cash	$3,755	$1,878	$928	$2,806
Short Term Debt	$7,024	$3,512	$9,061	$12,573
Long Term Debt	$9,372	$4,686	$20,096	$24,782
Working Capital / (Deficit)	$(9,114)	$(4,557)	$(12,133)	$(16,690)

	GQM LLC 100%	GQM LLC 50% Attributable to LTD	LTD on a Non-Consolidated Basis *	LTD Attributable
		(1)	(2)	(1) + (2)
Revenue	$48,182	$24,091	$-	$24,091
Cost of sales including depreciation and depletion	$(48,431)	$(24,216)	$(331)	$(24,547)
Accretion expense	$(94)	$(47)	$-	$(47)
G&A Expenses	$(1,896)	$(948)	$(1,316)	$(2,264)
Share based payments	$-	$-	$(133)	$(133)
Foreign exchange gain (loss)	$-	$-	$48	$48
(Increase) / Decrease in fair value of derivative liability	$-	$-	$3,033	$3,033
Interest Expense	$(428)	$(214)	$(3,164)	$(3,378)
Interest Income	$70	$35	$7	$42
Others	$(394)	$(197)	$-	$(197)
Net Loss	$(2,991)	$(1,496)	$(1,856)	$(3,352)

Liquidity and Capital Resources

The Company has generated $75.4 million in revenues from operations since inception and as at September 30, 2017 had an accumulated deficit of $90.7 million and a working capital deficit of $9.1 million. The Company used $1.2 million in operations for the three months ended September 30, 2017 and generated $4.3 million in operations for the nine months ended September 30, 2017.

On December 31, 2014, the Company entered into a loan (the “December 2014 Loan”) with the Clay Group for $12.5 million, due on July 1, 2015. On June 8, 2015, the Company amended the December 2014 Loan to extend the maturity to December 8, 2016 and increased the principal amount from $12.5 million to $37.5 million (the “June 2015 Loan”). On November 18, 2016, the Company repaid $12.2 million of the June 2015 Loan and accrued interest with cash on hand and net proceeds of $10.1 million from an equity financing. The Company restructured the remaining debt with a new loan with a principal amount of $31.0 million (the “November 2016 Loan”). The November 2016 Loan has a thirty-month term and an annual interest rate of 8%, payable on a quarterly basis commencing during the first quarter of 2017.

28 | Page

As per terms of the November 2016 Loan, the Company is required to pay the following to the Clay Group on the following dates: $5.4 million of accrued interest and principal on January 1, 2018; $3.1 million of interest and principal on April 1, 2018; $3.0 million of interest and principal on July 1, 2018; $3.0 million of interest and principal on and October 1, 2018. The Company will need to receive cash distributions from GQM LLC to service its debt and such distributions are contingent on GQM LLC’s ability to generate positive cash flows. The Company reviewed the mine plan in light of the nine months ended September 30, 2017 results and has determined it is unlikely it will receive sufficient distributions from GQM LLC during this fiscal year to service its debt in early 2018. This situation raises substantial doubt about the Company’s ability to continue as a going concern. Consequently, discussions with the Clay Group to restructure the reimbursement schedule have been initiated. While the Company has been successful in re-negotiating the debt reimbursement schedule with the Clay Group on previous occasions, there can be no assurance that will be achieved going forward.

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

Cash from operating activities:

Cash generated by operating activities was $6.0 million for the nine months ended September 30, 2017 (used in the nine months ended September 30, 2016 - $3.1 million). The increase in cash generated by operating activities is primarily due to the increase in revenues since the Company started production in the second quarter of 2016, improvements in working capital and operating cost.

Cash used in investing activities:

Cash used in investing activities totaled $10.0 million during the nine months ended September 30, 2017 (nine months ended September 30, 2016 – $10.5 million). Construction of the second stage of the leach pad commenced in the first quarter of 2017 and was completed in September.

Cash from financing activities:

Cash used in financing activities totaled $4.6 million during the nine months ended September 30, 2017 (nine months ended September 30, 2016 – cash generated of $7.2 million). The main financing activities of the Company during the nine months ended September 30, 2017 were related to loans payable on mining equipment and machinery.

Working capital ($000):

	LTD on a Non-Consolidated Basis *	LTD on a Consolidated Basis **

Current Assets	$959	$16,979
Current Liabilities	$(13,092)	$(26,093)
Working Capital / (Deficit)	$(12,133)	$(9,114)

* Includes GQM Holdings ** Includes GQM Holdings and GQM LLC

Golden Queen and GQM Holdings

As at September 30, 2017, Golden Queen and GQM Holdings had current assets of $1.0 million (December 31, 2016 - $2.3 million) and current liabilities of $13.1 million (December 31, 2016 - $6.9 million) for a working capital deficit of $12.1 million (December 31, 2016 – $4.6 million). The decrease in current assets from December 31, 2016 is the result of general corporate expenditures such as corporate salary expenses, legal fees, audit fees, and interest expenses. The increase in current liabilities is the result of the principal payments of the November 2016 Clay Loan due within 12 months now being included in current liabilities.

29 | Page

Golden Queen will use its cash for general corporate expenditures such as accounting fees, legal fees and corporate salary expenses. Interest expenses on the November 2016 Clay Loan due during 2017 have been added to the loan principal balance rather than paid in cash, at the Company’s option.

GQM LLC

As at September 30, 2017, GQM LLC had current assets of $16.0 million (December 31, 2016 - $22.7 million) and current liabilities of $13.0 million (December 31, 2016 - $9.9 million) for a working capital surplus of $3.0 million (December 31, 2016 – $12.8 million). The decrease in current assets from December 31, 2016 is a result of cash spent on project-related expenditures and working capital. The increase in current liabilities is due to an increase in accounts payable and an increase of the short-term portion of the mobile equipment loans.

GQM LLC will use its cash on hand for sustaining capital expenditures and for working capital needs.

Outstanding Share Data

The number of shares issued and outstanding and the fully diluted share position are set out in the table below:

Item	No. of Shares
Shares issued and outstanding on December 31, 2016	111,048,683
Shares issued as the result of a purchase agreement	100,000
Shares issued pursuant to the exercise of stock options	Nil
Shares issued and outstanding on September 30, 2017	111,148,683	Exercise Price	Expiry Date
Shares to be issued on exercise of directors and employees stock options	2,600,001	$0.29 to $1.59	From 06/03/18 to 10/20/22
Shares to be issued on exercise of warrants	24,317,700	$0.85 to $0.95 and CAD $2.00	From 06/08/20 to 11/18/21
Fully diluted November 9, 2017	138,066,384
The company has an unlimited authorized share capital

Subsequent Events

On October 20, 2017, the Company granted 1,204,999 options to certain directors and employees of Golden Queen. The options are exercisable at a price of $0.29 for a period of five years from the date of grant. 401,666 options vest on October 20, 2018; 401,666 options vest on October 20, 2019; and 401,667 options vest on October 20, 2020.

On November 10, 2017, the Company and the Clay Group agreed to amend the November 2016 Loan by reducing the quarterly principal payments that commence the first quarter of 2018 from $2.5 million to $1.0 million and increasing the annual interest rate from 8% to 10% effective January 1, 2018. As well, all interest payments in 2017 that were deferred at the Company’s option along with a $2.5 million principal payment and a $0.40 amendment fee are payable on January 1, 2018. At the Company’s option, interest and principal payments due on January 1, 2018 can be delayed until February 15, 2018 to accommodate delays in the Offering process.

On November 13, 2017, the Company filed a preliminary prospectus with the securities regulatory authorities in each of the provinces of British Columbia, Alberta and Ontario, Canada and the United Sates except for the states of Arizona, Arkansas, California, Minnesota and Wisconsin in connection with qualifying an offering of the Company (the “Offering"), in connection with a marketed offering of common shares in the capital of the Company for aggregate gross proceeds of $25.0 million. Closing of the Offering is subject to receipt of applicable regulatory approvals including approval of the Toronto Stock Exchange. The net proceeds of the Offering will be used to reduce the corporate debt, purchase additional equipment for the mine and general corporate and working capital purposes.

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

30 | Page

The table below shows a reconciliation of total cash costs per gold ounce and cash costs per gold ounce on a by-product basis (expressed in thousands of US dollars except ounce and per ounce amounts):

	Three Months Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Total Cash Costs
Mining	$7,178	$6,583	$5,624	$4,933
Processing	5,055	4,797	4,379	4,243
Indirect mining cost	2,189	1,795	1,880	1,901
Inventory changes and others	982	192	(322)	(2,181)
Direct mining costs	15,404	13,367	11,561	8,896
Site general and administrative	830	658	838	776
Cash costs before by-product credits	16,234	14,025	12,399	9,672
Divided by gold produced (oz)	12,275	12,632	11,406	7,779
Cash costs per ounce of gold produced ($/oz)	1,323	1,110	1,087	1,243
Less: By-product silver credits per ounce ($/oz)	(66)	(72)	(98)	(148)
Total cash cost per ounce of gold produced on a by-product basis ($/oz)	$1,257	$1,038	$989	$1,096

Ore placed (tons)	897,549	1,026,332	791,232	894,754
Total Cash Costs ($/t placed)	16.99	13.48	16.08	13.25
Crusher mechanical availability (%)	74%	81%	63%	70%
Apparent cumulative recovery (1) – gold	73.0%	68.0%	64.2%	59.7%
Apparent cumulative recovery (1) – silver	25.8%	25.3%	25.3%	24.0%

(1)	Note: Apparent cumulative recovery is the ratio of metal produced since beginning of leaching over total estimated metal contained in ore loaded to pad since beginning of operation.

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

31 | Page

The table below shows a reconciliation of cash costs per gold ounce on a by-product basis and all-in sustaining costs per ounce (expressed in thousands of US dollars except ounce and per ounce amounts):

	Three Months Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
All-in sustaining costs
Cash costs before by-product credits	$16,234	$14,025	$12,399	$9,672
Silver by-product	(810)	(915)	(1,092)	(1,150)
Total cash cost after by-product	15,424	13,110	11,307	8,522
Corporate general and administrative expenses	341	54	578	311
Share based payments	48	51	34	17
Accretion expense	93	32	31	23
Sustaining capital	3,990	4,781	7,288	2,648
All-in sustaining costs	19,896	18,028	19,238	11,521
Divided by gold produced (oz)	12,275	12,632	11,406	7,779
All-in sustaining costs per gold ounce on a by-product basis	$1,621	$1,427	$1,687	$1,481

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

Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to US Dollar deposits held in Canadian financial institutions. As of September 30, 2017, the Company’s cash balances held in United States and Canadian financial institutions include $4.7 million, which are not fully insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

32 | Page

Interest Rate Risk

The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash balances during the three and six months ended September 30, 2017, a 1% decrease in interest rates would have reduced the interest income by a trivial amount.

Foreign Currency Exchange Risk

Certain purchases of labour are denominated in Canadian dollars. As a result, currency exchange fluctuations may impact the costs of our operations. Specifically, the appreciation of the Canadian dollar against the US dollar may result in an increase in the Canadian operating expenses in US dollar terms. As of September 30, 2017, the Company maintained the majority of its cash balance in US currency.

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

Management’s report on internal control over financial reporting

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the Company has implemented a remediation plan and has addressed the deficiency previously noted in the areas of personnel and controls and has engaged an external consultant to assist in the documentation and review of its internal controls.

Fraud Analysis

The Company is committed to preventing fraud and corruption and is developing an anti-fraud culture. To achieve this goal, the Company has committed to the following:

1.	Developing and maintaining effective controls to prevent fraud;
2.	Ensuring that if fraud occurs a vigorous and prompt investigation takes place;
3.	Taking appropriate disciplinary and legal actions;
4.	Reviewing systems and procedures to prevent similar frauds;
5.	Investigating whether there has been a failure in supervision and take appropriate disciplinary action if supervisory failures occurred; and
6.	Recording and reporting all discovered cases of fraud.

33 | Page

The following policies have been developed to support the Company’s goals:

•	Insider Trading Policy
•	Managing Confidential Information Policy
•	Whistleblower Policy
•	Anti-corruption Policy

All policies can be viewed in full on the Company’s website at www.goldenqueen.com

For the three and nine months ended September 30, 2017 and year ended December 31, 2016, there were no reported instances of fraud.

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

Item 4. Mine Safety Disclosures

GQM LLC is the operator of the Project, which is located in Mojave in Kern County, California. The mine safety disclosures required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K are included in Exhibit 95.1 of this Quarterly Report. There were no lost-time accidents at GQM LLC during the three months ended September 30, 2017.

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing
3.1	Notice of Articles	Filed herewith
3.2	Articles	Incorporated by reference to Exhibit 3.2 to the Form 8-K of the Company, filed with the SEC on September 2, 2010
4.1	Warrant Indenture dated July 25, 2016	Incorporated by reference to Exhibit 4.1 to the Form 8-K of the Company, filed with the SEC on July 25, 2016
4.2	Form of Warrant Certificate	Incorporated by reference to Exhibit 4.1 to the Form 8-K of the Company, filed with the SEC on July 28, 2016
31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the US Securities Exchange Act of 1934	Filed herewith
31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the US Securities Exchange Act of 1934	Filed herewith
32.1	Section 1350 Certification of the Principal Executive Officer	Filed herewith
32.2	Section 1350 Certification of the Principal Financial Officer	Filed herewith
95.1	Mine Safety Disclosure	Filed herewith
101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three months ended September 30, 2017, formatted in XBRL	Filed herewith

34 | Page

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2017

GOLDEN QUEEN MINING CO. LTD.
(Registrant)

By:	/s/ Thomas M. Clay
Thomas M. Clay
Principal Executive Officer

By:	/s/ Guy Le Bel
Guy Le Bel
Principal Financial Officer

35 | Page