Form 10-K
period 2017-12-31
GOLDEN QUEEN MINING CO LTD
filed 2018-03-27
CIK 1025362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 000-21777

GOLDEN QUEEN MINING CO. LTD.

(Exact Name of Registrant as Specified in its Charter)

British Columbia	Not Applicable
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification No.)

2300 – 1066 West Hastings Street	V6E 3X2
Vancouver, British Columbia, Canada	(Zip Code)
(Address of Principal Executive Offices)

(778) 373-1557

(Registrant’s Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Based on the last sale price on the OTCQX of the registrant’s common shares on June 30, 2017 (the last business day of the Registrant’s most recently completed second fiscal quarter) of $0.52 per share, the aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates was approximately $37,064,025.60.

As of March 27, 2018, the registrant had 300,101,441 common shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent herein specifically referenced in Part III, portions of the Registrant’s Definitive Proxy Statement on Schedule 14A for the 2018 Annual General Meeting of Shareholders are incorporated herein. See Part III.

GOLDEN QUEEN MINING CO. LTD.

GOLDEN QUEEN MINING CO. LTD.

References to the “Company”, “Golden Queen”, “we”, “us”, “our” and words of similar meaning refer to Golden Queen Mining Co. Ltd. The amounts herein are in thousand (000’s) US dollar (“$”) is used in this Form 10-K and quantities are reported in Imperial units with Metric units in brackets.

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

Forward-looking statements are necessarily based upon a number of factors and assumptions that, if untrue, could cause the actual results, performances or achievements of the Company to be materially different from future results, performances or achievements expressed or implied by such statements. Although the Company believes its expectations are based upon reasonable assumptions and has attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors that cause actions, events or results not to be as anticipated, estimated or intended. There can be no assurance that such statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements included in this Form 10-K and the documents incorporated by reference herein. References in this Form 10-K are to December 31, 2017, unless another date is stated, or in the case of documents incorporated herein by reference, are as of the dates of such documents.

In particular, this Form 10-K and the documents incorporated by reference herein contain forward-looking statements pertaining to the following:

•	business strategy, strength and focus;
•	results of operations relative to estimates based on the prior feasibility study;
•	geological estimates in respect of mineral resources and reserves on the Mine;
•	the realization of mineral reserve estimates;
•	projections of market prices and costs and the related sensitivity of distributions;
•	supply and demand for precious metals;
•	expectations regarding the ability to generate income through operations;
•	expectations with respect to the Company’s future working capital position;
•	treatment under government regulatory regimes and tax laws;
•	anticipated gold and silver revenues;
•	the timing and amount of estimated future production;
•	estimated costs of anticipated production, sales and costs of sales;
•	anticipated mining operations proceeding as planned; and
•	the Company’s and GQM LLC’s capital expenditure programs.

With respect to forward-looking statements contained in this Form 10-K and the documents incorporated by reference herein, assumptions have been made regarding, among other things:

•	present and future business strategies and the environment in which the Company will operate in the future;
•	recovery rates from gold and silver production;
•	the impact of environmental regulations on our operations;
•	future gold and silver prices;

GOLDEN QUEEN MINING CO. LTD.

•	the Company’s and GQM LLC’s ability to retain qualified staff;
•	the impact of any changes in the laws of the United States or California;
•	the ability of GQM LLC to maintain its existing and future permits in good standing;
•	the ability of GQM LLC to retain its mining rights under existing and future agreements with landholders;
•	the regulatory framework governing royalties, taxes and environmental matters in the United States;
•	future capital expenditures, if any, required to be made by the Company and GQM LLC and the Company’s ability to fund its pro rata capital commitments to the GQM LLC joint venture;
•	the Company’s ability to repay or refinance current debt; and
•	the ability of the Company to maintain its current ownership level in GQM LLC.

Actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors set forth below and elsewhere in this Form 10-K and in the documents incorporated by reference herein:

•	uncertainties in access to future funding for repayment of debt or any future capital requirements of the Mine or future acquisitions;
•	unexpected liabilities or changes in the cost of operations, including costs of extracting and delivering gold and silver doré to a refinery, that affect potential profitability of the Mine;
•	operating hazards and risks inherent in mineral exploration and mining;
•	volatility in global equities, commodities, foreign exchange, market price of gold and silver and a lack of market liquidity;
•	changes to the political environment, laws or regulations, or more stringent enforcement of current laws or regulations in the United States or California;
•	ability of GQM LLC to obtain and maintain licenses, access rights or permits, required for current and future planned operations;
•	unexpected and uninsurable risks that may arise;
•	risks associated with any future hedging activities; and,
•	the other factors discussed under Item 1A. Risk Factors.

Readers are cautioned that the foregoing lists of factors are not exhaustive. The forward-looking statements contained in this Form 10-K and documents incorporated by reference herein are expressly qualified by this cautionary statement. Forward-looking statements are provided for the purpose of providing information about management’s current expectations and plans and allowing investors and others to get a better understanding of the Company’s operating environment. Except as required under applicable securities laws, the Company does not undertake or assume any obligation to public ally update or revise any forward-looking statements that are included in this document, whether as a result of new information, future events or otherwise.

CAUTIONARY NOTE REGARDING ESTIMATES OF MEASURED, INDICATED AND
INFERRED RESOURCES AND PROVEN AND PROBABLE RESERVES

The Company uses Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) definitions for the terms “proven reserves”, “probable reserves”, “measured resources”, “indicated resources” and “inferred resources”. The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms defined in Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the CIM – CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended (the “CIM Definition Standards”). These definitions differ from the definitions in the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”) under the United States Securities Act of 1933, as amended (the “Securities Act”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average metal price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority.

In addition, the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that all or any part of a mineral deposit in these categories will ever be converted into reserves. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic, technical and legal feasibility. It cannot be assumed that all, or any part, of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically, technically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in place tonnage and grade without reference to unit measures.

GOLDEN QUEEN MINING CO. LTD.

Accordingly, information contained in this report and the documents incorporated by reference herein contain descriptions of our mineral deposits that may not be comparable to similar information made public by U.S. companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder.

PART I

Item 1. Business

Overview

The Company has a 50% interest in a gold and silver mine and was incorporated in 1985 under the laws of the Province of British Columbia, Canada. The Soledad Mountain Mine (the “Mine”) is located south of Mojave in Kern County in southern California.

The Company acquired its initial interest in the Mine in 1985 and has since added to its landholdings and interests in the area. Exploration and evaluation work on the Mine was done by Golden Queen Mining Company, LLC (“GQM LLC”), formerly Golden Queen Mining Co., Inc. (“GQM Inc.”) a California corporation that was wholly-owned by the Company until September 2014.

Golden Queen accounts for GQM LLC on its books as a variable interest entity (“VIE”), with Golden Queen considered to be the primary beneficiary.  A VIE is an entity in which the investor, Golden Queen, holds a controlling interest, or in this case, is a primary beneficiary, that is not based on the majority of the voting rights. As a result, Golden Queen continues to reflect 100% of the financial results of GQM LLC in its consolidated financial statements, along with a non-controlling interest representing the 50% interest in GQM LLC held by Gauss LLC.

The registered office of the Company is located at 1200 - 750 West Pender Street, Vancouver, BC, Canada V6C 2T8 and its executive offices are located at 2300 – 1066 West Hastings Street, Vancouver, BC, Canada, V6E 3X2. The California office of GQM LLC is located at 2818 Silver Queen Road, Mojave, California, 93501.

Corporate Structure

The following chart depicts the corporate structure of the Company of each of our material subsidiaries and related holding companies. All ownership is 100% unless otherwise indicated.

GOLDEN QUEEN MINING CO. LTD.

Employees

On December 31, 2017, we had three full-time employees. GQM LLC had full-time 212 employees. We also engage various consultants and contractors with specific skills to assist with various aspects of the Mine.

Financial Information by Segment and Geographic Area

The Company has a single reportable operating segment, and all mining operations and assets are located in the United States. See Item 6. Selected Financial Data, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the attached financial statements for all financial information.

Recent Developments

Commercial production was announced on December 19, 2016 and 2017 was the first full year of production at the Mine occurred in 2017. Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the 2017 operational update.

On February 20, 2018, the Company closed a rights offering for gross proceeds of approximately $25,000, of which, $10,000 was contributed into GQM LLC. In addition, Gauss LLC, the Company’s joint venture partner, also contributed $10,000 into GQM LLC. The funding contributed into GQM LLC will be available to settle accounts payable, equipment finance obligations and the credit facility relating to the Soledad Mountain mine in the normal course of business. The rights offering was backstopped by the Clay Group, which provided certainty of the amount raised, and allowed for shareholder participation. On February 22, 2018, we closed the rights offering which expired on February 20, 2018. The Company issued the full allotment of 188,952,761 common shares pursuant to the rights offering for gross proceeds of approximately US$25 million.

Additionally, the Company initiated negotiations with the Clay Group to restructure the loan repayment schedule and the interest rate on the November 2017 Clay loan.

There are a number of risks associated with the Mine and readers are urged to consider these risks and possible other risks, in order to obtain an understanding of the Mine (see Item 1A. Risk Factors below).

GOLDEN QUEEN MINING CO. LTD.

Competitive Conditions

The Company and GQM LLC compete with other mining companies in the recruitment and retention of qualified managerial and technical employees, for supplies and equipment, as well as for capital. As a result of this competition in the mining industry, some of which is with large established mining companies holding substantial capabilities and with greater financial and technical resources than ours, we may be unable to effectively develop and operate the Mine or obtain financing on terms we consider acceptable.

Government and Environmental Regulation

Our current and planned operations are subject to state and federal environmental laws and regulations. Those laws and regulations provide strict standards for compliance, and potentially significant fines and penalties for non-compliance. These laws address emissions, waste discharge requirements, management of hazardous substances, protection of endangered species and reclamation of lands disturbed by mining. Compliance with environmental laws and regulations requires significant time and expense, and future changes to these laws and regulations may cause material changes or delays in the development of our Mine or our future activities on site.

See Environmental Issues, Permits & Approvals below for a detailed description of the effects of federal, state and local environmental regulations and permitting on the Company, GQM LLC and the Mine, as well as Item 1A. Risk Factors for a discussion of the related risks.

Gold and Silver Price History

The price of gold and silver are volatile and are affected by numerous factors, all of which are beyond our control, such as the sale or purchase of gold and silver by various central banks and financial institutions, inflation, recession, fluctuation in the relative values of the US dollar and foreign currencies, changes in global gold and silver demand and political and economic conditions.

The following table presents the high, low and average afternoon fixed prices in US dollars for an ounce of gold on the London Market over the past five years:

Year	High	Low	Average
2013	$1,694	$1,192	$1,411
2014	1,385	1,142	1,266
2015	1,296	1,049	1,160
2016	1,366	1,077	1,251
2017	1,346	1,151	1,257
2018 (to March 22, 2018)	1,355	1,307	1,328

Data Source: www.kitco.com

The following table presents the high, low and average afternoon fixed prices in US dollars for an ounce of silver on the London Market over the past five years:

Year	High	Low	Average
2013	$32.23	$18.61	$23.79
2014	22.05	15.28	19.08
2015	18.23	13.71	15.68
2016	20.71	13.58	17.14
2017	18.56	15.22	17.04
2018 (to March 22, 2018)	17.52	16.25	16.80

Data Source: www.kitco.com

Available Information

We make available, free of charge, our annual report on Form 10-K, our quarterly reports on Form 10-Q and any amendments to those reports, on our website at www.goldenqueen.com. Our current reports on Form 8-K are available at the SEC’s website at www.sec.gov; otherwise we will provide electronic copies of these filings free of charge upon request. Information contained on our website is not intended to be included as part of, or incorporated by reference into this Form 10-K. Additional information and filings related to the Company can be found at www.sec.gov and www.sedar.com.

Item 1A. Risk Factors

The following is a discussion of distinctive or special characteristics of our operations and the industry in which we operate, which may have a material impact on, or constitute risk factors in respect of, our future financial performance and investment in the Company. These risk factors should be carefully considered and read in conjunction with disclosure on business and risks appearing in this Form 10-K. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual result may differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the above “Cautionary Note Regarding Forward-Looking Statements”.

Mineral resource and reserve estimates are based on interpretation and assumptions, and the Mine may yield lower production of gold and silver under actual operating conditions than current estimates. A material decrease in the quantity or grade of mineral resource or reserves from those estimates, will affect the economic viability of the Mine or the Mine’s return on capital

Unless otherwise indicated, mineral resource and reserve figures presented in our filings with securities regulatory authorities, press releases and other public statements that may be made from time to time, are based upon estimates made by independent consulting geologists and mining engineers.  Estimates can be imprecise and depend upon geological interpretation and statistical inferences drawn from drilling and sampling, which may prove to be unreliable. We cannot assure that the estimates are accurate or that mineralized materials from the Mine can be mined or processed profitably.

GOLDEN QUEEN MINING CO. LTD.

Assumptions about gold and silver market prices are subject to great uncertainty as those prices have fluctuated widely in the past. Declines in the market prices of gold and silver may render reserves containing relatively lower grades of ore uneconomic to exploit, and the Company may be required to reduce reserve estimates, discontinue development or mining at one or more of its properties or write down assets as impaired. Should GQM LLC encounter mineralization or geologic formations at the Mine different from those predicted, it may adjust its reserve estimates and alter its mining plans. Either of these alternatives may adversely affect the Company’s actual production and financial condition, results of operations and cash flow.

As production at the Mine proceeds, mineral resources and reserves may require adjustments or downward revisions. In addition, the grade of mineralized material ultimately mined, if any, may differ from that indicated by our feasibility study conducted in 2015 (the “2015 Feasibility Study”). Gold and silver recovered in small scale tests may not be duplicated on a production scale.

The mineral resource and reserve estimates contained in this Form 10-K have been determined and valued based on assumed future prices for gold and silver, cut-off grades and operating costs that may prove to be different than actual prices, grades and costs. Extended declines in prices for gold or silver may render such estimates uneconomic and result in reduced reported mineralization or adversely affect current determinations of commercial viability. Any material reductions in estimates of mineralization, or of the ability of GQM LLC to profitably extract gold and silver, could have a material adverse effect on our share price and the value of the Mine.

The estimates of production rates, costs and financial results contained in the 2015 Feasibility Study and any current or future guidance of production rates offered by the Company depend on subjective factors and may not be realized in actual production and such estimates speak only as of their respective dates

The 2015 Feasibility Study provides estimates and projections of future production, costs and financial results of the Mine. In addition, the Company may from time to time provide guidance on projected production rates of the Mine. Any such information is forward-looking and depend on numerous assumptions, including assumptions about the availability, accessibility, sufficiency and quality of ore, the costs of production, the market prices of gold and silver, the ability to sustain and increase production levels, the sufficiency of its infrastructure, the performance of its personnel and equipment, its ability to maintain and obtain mining interests and permits and its compliance with existing and future laws and regulations. Actual results and experience may differ materially from these assumptions. Any such production cost, or financial results estimates speak only as of the date on which they are made, and the Company disclaims any intent or obligation to update such estimates, whether as a result of new information, future events or otherwise.

There are significant financial and operational risks associated with an operating mine such as the mine operated by GQM LLC

The financial results of GQM LLC are subject to risks associated with operating and maintaining mining operations on the property of the Mine (the “Property”), including:

•	increases in our projected costs due to differences in grade of mineralized material, metallurgical performance or revisions to mine plans in response to the physical shape and location of mineralized materials as compared to our 2015 Feasibility Study estimates;
•	increases in the costs of commodities such as fuel and electricity, and other materials and supplies which would increase Mine development and operating costs;
•	the ability to extract sufficient gold and silver from resources and reserves to support a profitable mining operation on the Property;
•	decreases in gold and silver prices;
•	compliance with approvals and permits for the Mine;
•	potential opposition from environmental groups, other non-governmental organizations or local residents which may delay or prevent development of the Mine or affect our future operations;
•	difficult surface conditions, unusual or unexpected geologic formations or failure of open pit slopes;
•	mechanical or equipment problems, industrial accidents or personal injury resulting in unanticipated cost and delays;
•	environmental hazards or pollution;
•	fire, flooding, earthquakes, cave-ins or periodic interruptions due to inclement weather; and
•	labor disputes.

GOLDEN QUEEN MINING CO. LTD.

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

Gold and silver mining involves significant production and operational risks

Gold and silver mining involves significant production and operational risks, including those related to uncertain mineral exploration success, unexpected geological or mining conditions, the difficulty of development of new deposits, unfavorable climate conditions, equipment or service failures, unavailability of or delays in installing and commissioning plants and equipment, import or customs delays and other general operating risks.

Commencement of mining can reveal mineralization or geologic formations, including higher than expected content of other minerals that can be difficult to separate from gold or silver, which can result in unexpectedly low recovery rates. Problems may also arise due to the quality or failure of locally obtained equipment or interruptions to services (such as power, water, fuel or transport or processing capacity) or technical capital expenditure to achieve expected recoveries. Many of these production and operational risks are beyond the Company’s control. Delays in commencing successful mining activities at new or expanded mines, disruptions in production and low recovery rates could have adverse effects on the Company’s financial condition, results of operations and cash flows.

Land reclamation requirements for our properties may be burdensome and expensive

Reclamation requirements are imposed on GQM LLC in order to minimize long term effects of land disturbance, and this includes a requirement to re-establish pre-disturbance land forms.

In order to carry out reclamation obligations imposed on GQM LLC in connection with development activities, GQM LLC must allocate financial resources that might otherwise be spent on further exploration and development. GQM LLC plans to set up a provision for our reclamation obligations on the Mine, as appropriate, but this provision may not be adequate. If GQM LLC is required to carry out unanticipated reclamation work, our financial position could be adversely affected.

Sale of aggregate

We have not included contributions from the sale of aggregate in the 2015 Feasibility Study cash flow projections. However, aggregate sales over a period of thirty years are important for the Mine as they will permit GQM LLC to meet its closure and reclamation requirements. GQM LLC began selling waste rock in 2017. If no sale of waste rock as aggregate is ever achieved, the initial mine life is expected to be reduced.

The mining industry is intensely competitive

The mining industry is competitive in all of its phases. We compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for qualified employees, GQM LLC’s production of minerals from the Mine may be slowed down or suspended. We also compete with other mining companies for capital. If we are unable to raise sufficient capital, our interest in GQM LLC may be diluted.

GOLDEN QUEEN MINING CO. LTD.

As a result of such competition, some of which is with large established mining companies with substantial capabilities and with greater financial and technical resources than ours, GQM LLC may be unable to effectively develop the Mine or obtain financing on terms we consider acceptable.

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

Existing and possible future laws, regulations and permits governing operations and activities of mining companies, or more stringent implementation, could have a material adverse impact on GQM LLC’s business and cause increases in capital expenditures or require abandonment or delays in development of the Mine, all of which would be expected to reduce the value of our interest in the GQM LLC.

GQM LLC’s activities are subject to California state and federal environmental laws and regulations that may increase the costs of doing business and restrict operations

GQM LLC’s current and planned operations are subject to state and federal environmental laws and regulations. Those laws and regulations provide strict standards for compliance, and potentially significant fines and penalties for non-compliance. These laws address air emissions, waste discharge requirements, management of hazardous substances, protection of endangered species and reclamation of lands disturbed by mining. Compliance with environmental laws and regulations requires significant time and expense, and future changes to these laws and regulations may cause material changes or delays in the production of minerals from the Mine or future activities.

US Federal Laws: The Comprehensive Environmental, Response, Compensation, and Liability Act (CERCLA), and comparable state statutes, impose strict, joint and several liabilities on current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of hazardous substances found at such sites. It is not uncommon for the government to file claims requiring cleanup actions, demands for reimbursement for government incurred cleanup costs, or natural resource damages, or for neighbouring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (RCRA), and comparable state statutes, govern the disposal of solid waste and hazardous waste and authorize the imposition of substantial fines and penalties for noncompliance, as well as requirements for corrective actions. CERCLA, RCRA and comparable state statutes can impose liability for clean-up of sites and disposal of substances found on exploration, mining and processing sites long after activities on such sites have been completed.

GOLDEN QUEEN MINING CO. LTD.

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

Regulations and pending legislation governing issues involving climate change could result in increased operating costs

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on GQM LLC and its suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Given the current emotion, political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition and operating performance. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by GQM LLC or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain and may include changes in rainfall and storm patterns and intensities, water shortages and changing temperatures. These impacts may adversely impact the cost, production and financial performance of our operations.

Title to the Property may be subject to other claims, which could affect our property rights

There are risks that title to the Property may be challenged or impugned. The Property is located in California and may be subject to prior unrecorded agreements or transfers and title may be affected by undetected defects. There may be valid challenges to the title to the Property which, if successful, could affect development of the Mine and/or operations. This is particularly the case in respect of those portions of the Property in which GQM LLC holds its interest solely through a lease with landholders, as such interests are substantially based on contract and have been subject to a number of assignments.

GOLDEN QUEEN MINING CO. LTD.

GQM LLC holds a number of unpatented mining claims created and maintained in accordance with the General Mining Law of 1872 (the “General Mining Law”). Unpatented lode mining claims and millsites are unique property interests and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. This uncertainty arises, in part, out of the federal laws and regulations under the General Mining Law. Also, unpatented mining claims may be subject to possible challenges by third parties or validity contests by the federal government. The validity of an unpatented mining claim or millsite, in terms of both its location and its maintenance, is dependent on strict compliance with a body of US federal law. Should the federal government impose a royalty or additional tax burdens on the properties that lie within public lands, the resulting mining operations could be seriously impacted, depending upon the type and amount of the burden.

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

The Company must meet any future cash contribution requirements if required under the terms of the JV Agreement with Gauss LLC, or face dilution of its ownership interest in the Mine, which could impact our stock value and our ability to meet stock exchange listing requirements

We hold a 50% interest in the Mine pursuant to the terms of the JV Agreement. If in the future there are unexpected costs that require additional capital contributions from us under the terms of the JV Agreement, we will need to raise additional funds in order to maintain our 50% interest in the Mine, otherwise we will have our interest diluted to below 50% which will likely have an adverse impact on the price of our common shares. In addition, to the extent our ownership interest of GQM LLC remains our sole business and asset, if we are diluted below 50% ownership we could fail to meet the listing requirements of the TSX and be delisted from the TSX and unable to list on a suitable alternate stock exchange. In such an event the market for our securities would be limited to the US over-the-counter market and related quotation services, being currently the OTCQX in the case of the Company. The anticipated impact of such a delisting will be to reduce venues for trading in our securities, a reduction in available market information, a reduction in liquidity, a decrease in analyst coverage of our securities, and a decrease in our ability for us to obtain additional financing to fund our operations.

GQM LLC’s results of operations, cash flows and operating costs are highly dependent upon the market prices of gold and silver and other commodities, which are volatile and beyond the Company’s control

Gold and silver prices are affected by many factors including US dollar strength or weakness, prevailing interest rates and returns on other asset clauses, expectations regarding inflation, speculation, global currency values, governmental decisions regarding the disposal of precious metal stockpiles, global and regional demand and production, political and economic conditions and other factors. In addition, Exchange Traded Funds (“ETFs”), which have substantially facilitated the ability of large and small investors to buy and sell precious metals, have become significant holders of gold and silver. Factors that are generally understood to contribute to a decline in the prices of gold and silver include a strengthening of the US dollar, net outflows from gold and silver ETFs, bullion sales by private and government holders and global economic conditions and/or fiscal policies that negatively impact large consumer markets.

GOLDEN QUEEN MINING CO. LTD.

Because GQM LLC is expected to derive all of its revenues from sales of gold and silver, its results of operations and cash flows will fluctuate as the prices of these metals increase or decrease. A period of significant and sustained lower gold and silver prices would materially and adversely affect the results of operations and cash flows. Additionally, if market prices for gold and silver decline or remain at relatively low levels for a sustained period of time, GQM LLC may have to revise its operating plans, including reducing operating costs and capital expenditures, terminating or suspending mining operations at one or more of its properties and discontinuing certain exploration and development plans. GQM LLC may be unable to decrease its costs in an amount sufficient to offset reductions in revenues and may incur losses.

Operating costs at the Mine are also affected by the price of input commodities, such as fuel, electricity, labour, chemical reagents, explosives, steel and concrete. Prices for these input commodities are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, currency fluctuations, consumer or industrial demand and other factors. Continued volatility in the prices of commodities and other supplies the Company purchases could lead to higher costs, which would adversely affect results of operations and cash flows.

Holders of common shares may suffer dilution as a result of any equity financing by us in order to reduce or repay current indebtedness

We require additional capital to repay our current indebtedness, and we may be required to seek funding, including through the issuance of equity-based securities. We cannot predict the size or price of any future financing to raise capital, and any issuance of common shares or other instruments convertible into equity. Any additional issuances of common shares or securities convertible into, or exercisable or exchangeable for, common shares may ultimately result in dilution to the holders of common shares, dilution in any future earnings per share and a decrease in the market price of our common shares.

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

There are differences in US and Canadian practices for reporting mineral resources and reserves

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

GOLDEN QUEEN MINING CO. LTD.

The Company’s future growth will depend upon its ability to develop new mines, either through exploration at existing properties or by acquisition from other mining companies

Mines have limited lives based on proven and probable ore reserves. The Company’s ability to achieve significant additional growth in revenues and cash flows will depend upon success in further developing the Mine and developing or acquiring new mining properties. Any strategies to further develop the Mine or acquire new properties are inherently risky, and the Company cannot assure that it will be able to successfully develop existing or new mining properties or acquire additional properties on favorable economic terms or at all.

Passive foreign investment company considerations and United States federal income tax consequences for United States investors

We would generally be classified as a “passive foreign investment company” under the meaning of Section 1297 of the United States Internal Revenue Code of 1986, as amended (a “PFIC”) if, for a tax year, (a) 75% or more of our gross income for such year is “passive income” (generally, dividends, interest, rents, royalties, and gains from the disposition of assets producing passive income) or (b) if at least 50% or more of the value of our assets produce, or are held for the production of, passive income, based on the quarterly average of the fair market value of such assets.   Based on the composition of our income, assets and operations for the current taxable year, we do not expect to be classified as a PFIC during our tax year ended December 31, 2017. This is a factual determination, however, that must be made annually after the close of each taxable year. Therefore, there can be no assurance that we will not be a PFIC for the current taxable year or for any future taxable year.

If we are a PFIC for any taxable year during which a United States person holds our securities, it would likely result in materially adverse United States federal income tax consequences for such United States person. The potential consequences include, but are not limited to, re-characterization of gain from the sale of our securities as ordinary income and the imposition of an interest charge on such gain and on certain distributions received on our Common Shares.  Certain elections may be available under US tax rules to mitigate some of the adverse consequences of holding shares in a PFIC.

Two of our directors are ordinarily residing outside of the United States and accordingly it may be difficult to effect service of process on them, or to enforce any legal judgment against them

Two of our directors namely, Bryan A. Coates and Paul M. Blythe are residents of Canada. Consequently, it may be difficult for US investors to effect service of process within the US upon these directors, or to realize in the US upon judgments of US courts predicated upon civil liabilities under the US securities laws. A judgment of a US court predicated solely upon such civil liabilities would probably be enforceable in Canada by a Canadian court if the US court in which the judgment was obtained had jurisdiction, as determined by the Canadian court, in the matter. There is substantial doubt whether or not an original action could be brought successfully in Canada against any of such directors predicated solely upon such civil liabilities.

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

Members of the Clay family own a majority interest in Golden Queen and are represented on our board of directors, and thus may exert significant influence on our corporate affairs and actions, including those submitted to a shareholder vote. Additionally, the Clay family has provided the Company with a $31 million loan which is secured by the material assets of the Company and any default on the loan could result in the loss of the Company’s interest in the Mine

Thomas M. Clay, a director and CEO of the Company is a member of the Clay Group. The Clay Group also controls Auvergne, which holds a 24.54% interest in Gauss LLC, the joint venture that holds a 50% interest in GQM LLC and half the Mine. For so long as the Clay Group beneficially owns at least 25% of our common shares, at least one of Golden Queen’s representatives on the board of managers of the Joint Venture will be designated by Auvergne. Accordingly, the Clay Group has considerable influence on our corporate affairs and actions, including those submitted to a shareholder vote, and GQM LLC’s development and operation of the Mine. The interests of the Clay family may be different from the interests of other investors.

GOLDEN QUEEN MINING CO. LTD.

Members of the Clay family have also provided the Company with the November 2016 Loan of $31 million, including approximately $23 million provided by an investment vehicle managed by Thomas M. Clay. The loan is guaranteed by GQM Holdings and secured by a pledge of the Company’s interest in GQM Canada, GQM Canada’s interest in GQM Holdings, and GQM Holdings’ 50% interest in GQM LLC. As a result, a default on the loan could result in the Company losing its interest in the Mine, which would have a material adverse effect on our share price.

Our share price may be volatile and as a result you could lose all or part of your investment

In addition to volatility associated with equity markets in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common shares:

•	Changes in the price for gold or silver;
•	delays, problems or increased costs in the production of minerals from the Mine;
•	decline in demand for our common stock;
•	downward revisions in securities analysts’ estimates;
•	our ability to refinance or repay our current and future debt;
•	investor perception or our industry or prospects; and
•	general economic trends.

Over the past few years, stock markets have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile.  These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common shares.  As a result, you may be unable to resell your shares at a desired price.

Because our common shares trade at prices below $5.00 per share, and because we will not be listed on a national US exchange, there are additional regulations imposed on US broker-dealers trading in our shares that may make it more difficult for you to buy and resell our shares through a US broker-dealer

Because of US rules that apply to shares with a market price of less than $5.00 per share, known as the “penny stock rules”, investors will find it more difficult to sell their securities in the US through a US broker dealer. The penny stock rules will probably apply to trades in our shares. These rules in most cases require a broker-dealer to deliver a standardized risk disclosure document to a potential purchaser of the securities, along with additional information including current bid and offer quotations, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, and to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

Item 1B. Unresolved Staff Comments

Not applicable.

GOLDEN QUEEN MINING CO. LTD.

Item 2. Properties

Land Ownership and Mining Rights

The Company acquired its initial property interests in 1985 and has since acquired additional properties in the area. GQM LLC holds directly or controls via agreement a total of 33 patented lode mining claims, 160 unpatented lode mining claims, one patented millsite, 18 unpatented millsites, and holds directly or controls via agreement approximately 1,392 acres of fee land, which together make up the Property. The Property is located west of California State Highway 14 and lies largely south of Silver Queen Road covering all of Section 6 and portions of Sections 5, 7 and 8 in Township 10 North, Range 12 West; portions of Sections 1 and 12 in Township 10 North, Range 13 West; portions of Section 18 in Township 9 North, Range 12 West, and portions of Section 32 in Township 11 North, Range 12 West, all from the San Bernardino Baseline and Meridian. Some of the ancillary facilities required for a mining operation will be located in Section 6, T10N, R12W.

A Mine location map is shown in Figure 1 below:

Figure 1

GQM LLC holds the properties either directly or under mining lease agreements with a number of individual landholders, two groups of landholders and three incorporated entities. The land required for the Mine has therefore either been secured under one of the mining lease agreements or is controlled by GQM LLC through ownership of the land in fee or where GQM LLC owns or holds patented and unpatented mining claims or mill sites directly. The mining lease agreements were entered into from 1986 onwards. Refer to section Property Interests Are in Good Standing below for key information.

GOLDEN QUEEN MINING CO. LTD.

Fee land surrounding Section 6 is required for the construction of the ancillary facilities for a mining operation, for the construction of the heap leach pad and for construction of two pads for storing quality waste rock. The area that will be disturbed by the Mine is a 912-acre block (369 hectare) within the total area of approximately 1,700 acres (689 hectares) owned, held or controlled by GQM LLC. GQM LLC also owns seven residential properties with buildings north of Silver Queen Road.

GQM LLC continues to review purchases of additional land in the adjacent area and acquired 19 parcels of land during 2017 for the amount of $100.

Record of Survey and Royalty Map

The Company obtained Records of Survey for the Mine on July 20, 2011 and March 31, 2014, which are recorded with Kern County under Document No. 211092035 Book 0027, Page 66, and Document No. 3318, Book 29, Page 30, respectively.

The basis for GQM LLC’s royalty map is now the Record of Survey and this has superseded all earlier versions of the royalty map.

Royalties

GQM LLC is required to make advance minimum royalty payments under the mining lease agreements.  In some instances, GQM LLC will receive a credit for the advance minimum royalty payments when mining ore on particular properties after the start of commercial production.  Most of the royalties are of the net smelter return type and are based on a sliding scale, with the percentage amount of the royalty depending upon the value of the ore mined and processed from the particular property to which the royalty relates.  Weighted average royalty rates will range from a low of 1.0% to a high of 5.0% depending upon the area being mined and gold and silver prices.  The agreements also typically provide for an additional royalty if non-mineral commodities, such as aggregates, are processed and sold.

In 2017, GQM LLC acquired a royalty group for $800. The Company will continue to review proposals to acquire royalty interests.

Property Interests Are in Good Standing

A few of the mining lease agreements expired in 2015. The Company was unable to renew some leases with their owners. In all cases, it did not prohibit the extraction of minerals from the properties. The owners became cotenants and will benefit from the distribution of profits (if any) after the Company recovers all of its capital expenses related to the development, construction, and operation of the Mine. This is not expected to impact GQM LLC’s operations. GQM LLC is in ongoing negotiations with some landholders to extend mining lease agreements or purchase their land holdings.

All mining leases contain an “evergreen” clause that becomes effective once the mine commences production.

Mine Background

The Mine is located approximately 5 miles (8 kilometres) south of Mojave in Kern County in southern California. See Figure 1, a Mine location map above.

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

GOLDEN QUEEN MINING CO. LTD.

The primary rock types that occur on the Property are porphyritic rhyolite, flow-banded rhyolite, quartz latite, pyroclastics and siliceous vein material. Clay occurs in variable amounts and the rocks contain upwards of 60% silica as SiO2. Porphyritic rhyolite and flow-banded rhyolite were grouped as a single rock type for the metallurgical test work.

Mineral Reserve Estimates

The proven and probable reserve estimates based on the 2015 Feasibility Study for the Mine are shown in the table below. The reserve estimates shown have been affected by mining completed on-site to date as noted in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2015 Mineral Reserve Estimates (100% Basis)

			In-Situ Grade				Contained Metal
			Gold		Silver		Gold	Silver
Classification	Tonnes	Ton	g/t	oz/ton	g/t	oz/ton	oz	oz
Proven	3,357,000	3,701,000	0.948	0.028	14.056	0.410	102,300	1,517,100
Probable	42,957,000	47,352,000	0.638	0.019	10.860	0.317	881,300	14,999,100
Total & Average	46,314,000	51,053,000	0.661	0.019	11.092	0.324	983,600	16,516,200

Notes:

1.	The Qualified Person for the 2015 mineral reserve estimates is Sean Ennis, Vice President, Mining, P.Eng., APEGBC Registered Member who is employed by Norwest Corporation, and is independent from the Company
2.	A gold equivalent cut-off grade of 0.005 oz/ton was used for Quartz Latite and a cut-off grade of 0.006 oz/ton was used for all other rock types. The cut-off grade was varied to reflect differences in estimated metal recoveries for the different rock types mined.
3.	Gold equivalent grades were calculated as follows: AuEq(oz/ton) = Au(oz/ton) + Ag(oz/ton)/88, which reflects a long-term Au:Ag price ratio of 55 and an Au:Ag recovery ratio of 1.6. Gold-equivalent grades were used for open pit optimizations.
4.	Tonnage and grade measurements are in imperial and metric units. Grades are reported in troy ounces per short ton and in grams per tonne.
5.	The effective date of the mineral reserve estimate is February 1, 2015.
6.	Total ore tonnage has been reduced by 6,617,000 tons (average grade 0.016ozEq/ton) based on mined tonnages to date.

See “Cautionary note regarding estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” on Page 3 of this Report.

The mineral reserves estimates are included in the measured and indicated mineral resource estimates set out in the table in the section Mineral Resource Estimates below.

Mineral Resource Estimates

The mineral resource estimates for the Mine are shown in the table below:

2015 Mineral Resource Estimates (100% Basis)

			In-Situ Grade				Contained Metal
			Gold		Silver		Gold	Silver
Classification	Tonnes	Ton	g/t	oz/ton	g/t	oz/ton	oz	oz
Measured	4,298,243	4,738,000	0.960	0.028	13.37	0.39	130,000	1,865,000
Indicated	79,237,167	87,344,000	0.549	0.016	9.26	0.27	1,415,000	23,733,000
Measured & Indicated	83,535,409	92,082,000	0.575	0.017	9.53	0.28	1,545,000	25,598,000
Inferred	21,392,329	23,581,000	0.343	0.010	7.20	0.21	245,000	4,965,000

Notes:

1.	The Qualified Person for the mineral resource estimates is Michael M. Gustin, C.P.G., Senior Geologist who is employed by Mine Development Associates, and is independent from the Company.
2.	Mineral resources are inclusive of mineral reserves.
3.	Mineral resources that are not mineral reserves do not have demonstrated economic viability.
4.	Mineral resources are reported at a 0.004 oz/ton (0.137 g/t) AuEq cutoff in consideration of potential open-pit mining and heap-leach processing.

GOLDEN QUEEN MINING CO. LTD.

5.	Gold equivalent grades were calculated as follows: AuEq(oz/ton) = Au(oz/ton) + Ag(oz/ton)/88, which reflect a long-term Au:Ag price ratio of 55 and a Au:Ag recovery ratio of 1.6.
6.	Mineral resources are reported as partially diluted.
7.	Rounding as required by reporting guidelines may result in apparent discrepancies between tons, grade and contained metal content.
8.	Tonnage and grade measurements are in imperial and metric units. Grades are reported in troy ounces per short ton and in grams per tonne.
9.	The effective date of the mineral resource estimate is December 31, 2014.

See “Cautionary note regarding estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” on Page 3 of this Report.

The gold-equivalent relationship is based on a long-term Au:Ag price ratio of 55 and Ag:Au recovery ratio of 0.625.

Note that mineral resources that are not mineral reserves do not have demonstrated economic viability.

Exploration Potential

Additional geological targets have been identified on the Property.  These targets are generally peripheral west, east and south and southeast to the currently defined mineral resource estimates.  In the west, additional vein mineralization was identified in the hanging-wall of the Soledad vein system and the potential for deeper gold-silver mineralization has been postulated based on hydrothermal alteration patterns.  To the east, vein mineralization was identified in the hanging-wall of the Karma/Ajax vein system.  Toward the south and southeast, extensions along the Karma/Ajax and Starlight/Golden Queen vein systems have been identified during an extensive re-logging program by GQM LLC’s geologic team.  Historic drill results indicate widths up to 26 feet with economic gold and silver grades.

Recent exploration work, including the ongoing 20-hole drill program, has focused on the area laterally extending to the southeast along strike of the Karma, Patience, and Queen Ester veins and structures. If successful, economic gold and silver mineralization could be added in this area. The continuity of mineralization at depth remains untested.

Mine Operation

The Mine was built in-line with the feasibility study cost estimates. Construction was completed in early 2016.

Standard, open pit mining methods are used to mine ore and waste rock. Mining operations include drilling, blasting, loading, hauling and support equipment. GQM LLC is conducting the mining. All open pit mining will occur in dry conditions above the water table.

Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the 2017 operational update.

Closure, Reclamation and Financial Assurance

Closure and reclamation will be completed in accordance with the requirements set out in the CUPs and an approved Surface Mining and Reclamation Plan and as set out in the Board Order issued by the Regional Board.

Reclamation will proceed concurrently where feasible but is nonetheless expected to require two years following ending of mining and all aggregate operations, and a further three years of post-closure monitoring. Monitoring will continue until the reclamation success criteria are met.

GQM LLC is required to provide the following financial assurances for the Mine:

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

GOLDEN QUEEN MINING CO. LTD.

Revegetation

Sites have been revegetated successfully elsewhere in the California deserts, and it is expected that revegetation can be completed successfully for the Mine as described in the revegetation plan prepared by independent consulting engineers. GQM LLC operates an ongoing test plot to prepare for closure revegetation.

Clean up on Site

The Company has done extensive cleanup on site since 2006 at a cost of approximately $550 and GQM LLC is continuing this effort. This demonstrates that the Company and GQM LLC are committed to environmental stewardship and good housekeeping in our operations.

Environmental, Safety and Health Policy

GQM LLC has an Environmental, Safety and Health Policy and a management system to implement the Policy.

The Company prepared a Cyanide Management Plan for the Mine and became a signatory to the International Cyanide Management Code in 2013. The Code was developed under the auspices of the United Nations Environment Program and the International Council on Metals and the Environment. The International Cyanide Management Institute, a non-profit organization, administers the Code. Signatories to the Code commit to follow the Principles set out in Code and to follow the Standards of Practice. Companies are expected to design, construct, operate and decommission their facilities consistent with the requirements of the Code and must have their operations audited by an independent third party. Audit results are made public.

Item 3. Legal Proceedings

To the best of our knowledge, there are no legal actions pending, threatened or contemplated against the Company or GQM LLC, other than what is noted below.

The Center for Biological Diversity Petition to List the Mohave Shoulderband Snail as an Endangered Species

On January 31, 2014, the Center for Biological Diversity (“CBD”) filed an emergency petition (the “Petition”) with the United States Fish and Wildlife Service (“USFWS”) asking the USFWS to list the Mohave Shoulderband snail as a threatened or endangered species. Citing a report published more than 80 years ago, the Petition claims that the snail exists in only three places and that most of the snail habitat occurs on Soledad Mountain, where the Company is developing the Mine.

On December 5, 2017, the US Fish and Wildlife Service determined that the Mohave Shoulderband snail does not need protection under the Endangered Species Act. The Service’s review of the best available scientific information, including recent range-wide population surveys, indicates the snail continues to occupy its likely historic range.

GQM LLC is implementing ongoing conservation measures, including invasive plant control; wildfire suppression; and future plans for reclamation and restoration of mined areas. These actions will help alleviate impacts to snail habitat. GQM LLC also voluntarily developed a conservation plan for the snail that focuses on protecting habitat on Soledad Mountain through management of suitable habitat within four conservation areas where the Mohave Shoulderband snail occurs in order to ensure the long-term persistence of the snail.

Item 4. Mine Safety Disclosures

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the US Department of Labor’s Mine Safety and Health Administration (MSHA). Information pertaining to mine safety matters are contained within Exhibit 95.1 and attached hereto.

GOLDEN QUEEN MINING CO. LTD.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

The common shares of the Company are listed and traded on the Toronto Stock Exchange under the trading symbol “GQM” and are quoted for trading on the OTCQX under the symbol “GQMNF”. The high and low sales prices of the common shares as traded on the Toronto Stock Exchange for the calendar periods indicated are set out in the table below. All prices are reported in Canadian dollars.

Year ended December 31		High	Low
2018	First Quarter (through March 23)	$0.24	$0.16
2017	Fourth Quarter	$0.61	$0.18
	Third Quarter	$0.74	$0.54
	Second Quarter	$0.61	$0.18
	First Quarter	$1.09	$0.79
2016	Fourth Quarter	$1.16	$0.70
	Third Quarter	$1.90	$1.11
	Second Quarter	$1.98	$1.19
	First Quarter	$2.00	$0.76

The high and low bid prices of the Company’s common stock as quoted on the OTCQX for the calendar periods indicated are set out in the table below. The quotations on the OTCQX reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not reflect actual transactions. .All prices are reported in US dollars.

Year ended December 31		High	Low
2018	First Quarter (through March 23)	$0.19	$0.12
2017	Fourth Quarter	$0.49	$0.14
	Third Quarter	$0.57	$0.42
	Second Quarter	$0.70	$0.50
	First Quarter	$0.83	$0.58
2016	Fourth Quarter	$0.89	$0.52
	Third Quarter	$1.47	$0.84
	Second Quarter	$1.54	$0.94
	First Quarter	$1.56	$0.53

Exchange Rates

The following table sets forth, for the periods indicated, certain exchange rates based on the Bank of Canada exchange rates obtained from averages of aggregated price quotes from financial institutions. Such rates are the number of Canadian dollars per one US dollar quoted by the Bank of Canada. The high and low exchange rates for each month during the previous six months were as follows:

	High	Low
February 2018	$1.2809	$1.2288
January 2018	$1.2535	$1.2293
December 2017	$1.2886	$1.2545
November 2017	$1.2888	$1.2683
October 2017	$1.2893	$1.2472
September 2017	$1.2480	$1.2128

As of March 23, 2018, there were 213 registered holders of record of the Company’s common shares and an undetermined number of beneficial holders.

Dividends

The Company has not declared dividends on its common shares since inception.

GOLDEN QUEEN MINING CO. LTD.

Securities Authorized for Issuance

Current issued and outstanding	300,101,444
Stock options	2,600,001
Warrants to Clay Family – June 2015 Loan	10,000,000
Warrants issued in connection with July 2016 Financing	5,560,000
Warrants issued in connection with July 2016 Financing	757,700
Warrants to Clay Family – November 2017 Loan	8,000,000

The following table sets forth information as at December 31, 2017 respecting the compensation plans under which shares of the Company’s common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,600,001	$0.54	4,599,999
Total	2,600,001	$0.54	4,599,999

Exchange Controls

There are no governmental laws, decrees or regulations in Canada that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends, interest or other payments to non-resident holders of the securities of Golden Queen, other than Canadian withholding tax. See “Certain Canadian Federal Income Tax Considerations for US Residents” below.

Certain Canadian Federal Income Tax Considerations for US Residents

The following summarizes certain Canadian federal income tax consequences generally applicable under the Income Tax Act (Canada) and the regulations enacted thereunder (collectively, the “Canadian Tax Act”) and the Canada-United States Income Tax Convention (1980) (the “Convention”) to the holding and disposition of Common Shares.

Comment is restricted to holders of Common Shares each of whom, at all material times for the purposes of the Canadian Tax Act and the Convention, (i) is resident solely in the United States, (ii) is entitled to the benefits of the Convention, (iii)  holds all Common Shares as capital property, (iii) holds no Common Shares that are “taxable Canadian property” (as defined in the Canadian Tax Act) of the holder, (iv) deals at arm’s length with and is not affiliated with Golden Queen, (v) does not and is not deemed to use or hold any Common Shares in a business carried on in Canada, and (vi) is not an insurer that carries on business in Canada and elsewhere (each such holder, a “U.S. Resident Holder”).

Certain US -resident entities that are fiscally transparent for United States federal income tax purposes (including limited liability companies) may not in all circumstances be regarded by the Canada Revenue Agency (the “CRA”) as entitled to the benefits of the Convention. Members of or holders of an interest in such an entity that holds Common Shares should consult their own tax advisers regarding the extent, if any, to which the CRA will extend the benefits of the Convention to the entity in respect of its Common Shares.

Generally, a holder’s Common Shares will be considered to be capital property of the holder provided that the holder is not a trader or dealer in securities, did not acquire, hold or dispose of the Common Shares in one or more transactions considered to be an adventure or concern in the nature of trade (i.e. speculation), and does not hold the Common Shares as inventory in the course of carrying on a business.

Generally, a holder’s Common Shares will not constitute “taxable Canadian property” of the holder at a particular time at which the Common Shares are listed on a “designated stock exchange” (which currently includes the Toronto Stock Exchange) unless both of the following conditions are true:

GOLDEN QUEEN MINING CO. LTD.

(i)	the holder or any one or more persons with whom the holder does not deal at arm’s length owned, alone or in any combination, 25% or more of the issued shares of any class of the capital shares of Golden Queen at any time in the 60 months preceding the particular time; and

(ii)	more than 50% of the fair market value of the Common Shares was derived directly or indirectly from, or from any combination of, real or immovable property situated in Canada, “Canadian resource properties” (as defined in the Canadian Tax Act), “timber resource properties” (as so defined), or options or interests therein, at any time in the 60 months preceding the particular time.

This summary is based on the current provisions of the Canadian Tax Act and the Convention in effect on the date hereof, all specific proposals to amend the Canadian Tax Act and Convention publicly announced by or on behalf of the Minister of Finance (Canada) on or before the date hereof, and the current published administrative and assessing policies of the CRA. It is assumed that all such amendments will be enacted as currently proposed, and that there will be no other material change to any applicable law or administrative or assessing practice, although no assurance can be given in these respects. Except as otherwise expressly provided, this summary does not take into account any provincial, territorial or foreign tax considerations, which may differ materially from those set out herein.

This summary is of a general nature only, is not exhaustive of all possible Canadian federal income tax considerations, and is not intended to be and should not be construed as legal or tax advice to any particular US Resident Holder. US Resident Holders are urged to consult their own tax advisers for advice with respect to their particular circumstances. The discussion below is qualified accordingly.

A US Resident Holder who disposes or is deemed to dispose of one or more Common Shares generally should not thereby incur any liability for Canadian federal income tax in respect of any capital gain arising as a consequence of the disposition.

A US Resident Holder to whom Golden Queen pays or is deemed to pay a dividend on the holder’s Common Shares will be subject to Canadian withholding tax, and Golden Queen will be required to withhold the tax from the dividend and remit it to the CRA for the holder’s account. The rate of withholding tax under the Canadian Tax Act is 25% of the gross amount of the dividend, but should generally be reduced under the Convention to 15% (or, if the US Resident Holder owns at least 10% of the voting stock of Golden Queen, 5%) of the gross amount of the dividend.

Unregistered Sales of Equity Securities

All unregistered sales of equity securities were previously reported on Form 8-K.

Repurchase of Securities

During 2017, neither Golden Queen nor any affiliate of Golden Queen repurchased Common Shares of Golden Queen registered under Section 12 of the Exchange Act.

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

Results for the five most recent years are set out in the table below:

	Years ended December 31,
	2017	2016	2015	2014 (restated)	2013
Revenues	$62,121	$27,193	$-	$-	$-
Net and comprehensive income (loss)	$(6,175)	$(9,692)	$(7,236)	$(9,872)	$1,978
Net and comprehensive income (loss) attributable to Golden Queen Mining Co. Ltd.	$(1,165)	$(7,429)	$(5,461)	$(8,469)	$1,978
Basic income (loss) per share	$(0.01)	$(0.07)	$(0.05)	$(0.09)	$0.02
Diluted loss per share	$(0.01)	$(0.07)	$(0.05)	$(0.09)	$(0.01)

		Years ended December 31,
	2017	2016	2015	2014 (restated)	2013
Cash	$2,937	$13,301	$37,587	$91,408	$5,031
Total assets	$154,816	$159,706	$169,444	$129,517	$15,792
Total long-term liabilities	$42,036	$50,129	$27,331	$14,236	$8,029
Redeemable portion of non-controlling interest	$24,214	$26,219	$27,124	$22,834	$-
Stockholders’ equity, attributable to common shareholders	$26,479	$27,384	$26,582	$31,733	$6,241
Non-controlling interest	$36,321	$39,327	$40,686	$34,250	$-

For more information of the assets and liabilities specific to GQM LLC, the variable interest entity, see Joint Venture transaction below.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results and financial condition of the Company should be read in conjunction with the audited, consolidated financial statements of the Company for the year ended December 31, 2017 and the notes thereto (the “Consolidated Financial Statements”). Additionally, please note that the operating results and financial conditions described below include the amounts attributable to the non-controlling interest.

GOLDEN QUEEN MINING CO. LTD.

The information in this Management Discussion and Analysis of Financial Condition and Results of Operation is prepared in accordance with US generally accepted accounting principles and all amounts herein are in thousand US dollars unless otherwise noted.

Overview and Strategy

2017 Highlights

•	A total of 3.76 million tons of ore and 14.5 million tons of waste were mined in 2017 (waste to ore strip ratio of 3.9)
•	The plant processed a total of 3.55 million tons of ore at an average gold grade of 0.015 ounces per ton and an average silver grade of 0.208 ounces per ton
•	2017 production totaled 46,199 ounces of gold and 239,141 ounces of silver

•	Revenues of $62,121
•	Total cash cost net of by-product credits of $1,140 per ounce sold ($1,136 per ounce produced)

2017 Operational review

Operations during the first half of 2017 showed continuous improvement in crushing plant availability and with increasing life of wear plates at transfer points. Stripping of East Pit was progressed on schedule for the commencement of production in this new area during the first quarter of 2018. Major equipment including one hydraulic shovel and four haul trucks were acquired in anticipation of the move. During the year, leach pad stage 2 was constructed and commissioned as planned. Capitalized investment totalled $19,409.

By September, as a result of lower than expected gold grade in the North-West Pit and in the Main Pit phase 1, the ore grade was lowered to a value near the economic cut-off in an effort to operate the pad loading operations at capacity. However, periodic shortfalls in ore supplied to the crusher were experienced. Management accelerated the East Pit development to access production of sufficient higher-grade ore in the fourth quarter. In the month of December, almost all of the Mine’s production was sourced from the East Pit. For the beginning of 2018, mining results from the East Pit have shown significant positive reconciliation for both tons and grade with the mine plan.

Given the leach cycle of between 100 to 150 days and the current inability to continuously leach the full cycle of 280 days, there is a delay in the new gold impacting the doré. In the second half of 2017, the plant extracted more gold from the leach pad than the net recoverable ounces loaded due to the low grade of the ore loaded during this period (Figure 2). Because of this situation, the Mine recorded a higher cost per ton (less tons mined) and higher cost per ounce (less ounces produced). It is anticipated that in the first quarter of 2018, the Mine will experience a lack of available ounces translating to doré.

GOLDEN QUEEN MINING CO. LTD.

Figure 2

2018 Plan

It is expected that in 2018, almost all of the production will be sourced from the East Pit where higher ore tonnage and grade and lower waste tons are expected. The plan is to increase delivery of ounces on to the heap leach pad by selectively mining higher grade tons as much as practical.

In the Process area, pad-loading tonnage and average grade are expected to increase. Taking advantage of the good porosity of the heap, flow to the Merrill-Crowe plant will be at capacity. Gold production is anticipated to increase throughout the year.

A total of approximately $8,600 of capital spending is planned for 2018, including the addition of three haul trucks and an additional pumping system for re-circulating leach solution over the full leach pad. Major equipment system maintenance of $6,680 is also planned but these costs will be expensed.

A drilling program commenced in January 2018 and is currently ongoing. It is expected that up to 20 holes and approximately 20,000 feet of reverse circulation drilling will be completed. This drill program is designed to increase confidence in the currently modelled ore grades and tonnage associated with the Golden Queen vein structure, to improve the Company’s understanding of the Patience vein structure (to potentially add ounces to the Company’s reserves impacting the mine plan), and to investigate the Silver Queen vein structure (where historical underground development is illustrated on historic maps but not evidenced in historic extraction reports). The drill results will be analysed during the second quarter of the year.

GOLDEN QUEEN MINING CO. LTD.

Results of Operations
		2017 Q1	2017 Q2	2017 Q3	2017 Q4	2017 Total
Mining - Key Metrics
Ore mined	k ton	852	1,010	928	973	3,763
Waste mined: ore mined ratio	ore mined ratio	3.8:1	3.7:1	4.3:1	3.7:1	3.9:1
Gold grade placed	oz/ton	0.019	0.016	0.013	0.012	0.015
Silver grade placed	oz/ton	0.232	0.201	0.180	0.225	0.208
Gold sold	oz	11,160	12,653	12,255	9,971	46,039
Silver sold	oz	62,095	53,514	47,977	73,501	237,087
Apparent cumulative recovery - gold (1)%		63.3%	68.0%	73.0%	75.5%
Apparent cumulative recovery - silver (1)%		25.3%	25.3%	25.8%	27.4%

Financial
Revenue		$14,804	16,882	16,496	13,939	62,121
Income (loss) from mine operations		$487	773	(1,839)	(5,512)	(6,091)
General and administrative expenses		$(1,416)	(712)	(1,171)	(1,936)	(5,235)
Total other income (expenses)		$(1,887)	1,131	(214)	1,396	426
Net and comprehensive income (loss)		$(2,816)	1,192	(3,224)	(1,327)	(6,175)
Net and comprehensive income (loss) attributable to Golden Queen Mining Co Ltd.		$(2,426)	962	(1,889)	2,188	(1,165)
Average realized gold price (1)	$/oz sold	1,228	1,262	1,280	1,275	1,261
Average realized silver price (1)	$/oz sold	17.59	17.10	16.89	16.61	17.03
Total cash costs - net of by-product credits (1)	$/Au oz produced	1,019	1,023	1,177	1,366	1,136
All-in sustaining costs - net of by-product credits (1)	$/Au oz produced	1,663	1,401	1,502	1,700	1,556
Total cash costs	$/t placed	16.08	13.48	16.99	17.58	15.91
Off-site costs (1)	$/t placed	0.84	0.71	0.78	1.13	0.86

Results of Operations

(1)	Total cash costs, all-in sustaining costs, apparent cumulative recovery and off-site costs are financial performance measures with no standard meaning under US GAAP. Refer to “Non-GAAP Financial Performance Measures” for further information.

	Tons	AuEq opt
Starting Reserves	51,053,000	0.023
Reserves Mined since beginning of operations	6,617,000	0.016

Reserves at end of December 2017	44,436,000	0.024

*Note: grade is AuEq oz./ton

Financial Results

The following are the results of operations for the years ended December 31, 2017 and 2016.

The Company recorded an attributable net and comprehensive loss of $1,165 ($0.01 loss per basic and diluted share) during the year ended December 31, 2017 as compared to an attributable net and comprehensive loss of $7,429 ($0.07 loss per basic and diluted share) during the year ended December 31, 2016. This represents a decrease in loss of $6,264 and $0.06 per basic and diluted share in 2017 compared to 2016. The loss is mostly the combined result of mine operations, general and administrative expenses, other income and expenses offset by an income tax benefit.

GOLDEN QUEEN MINING CO. LTD.

Loss from mine operations: For the year ended December 31, 2017, the Company recorded a loss from mine operations of $6,091 compared to $1,893 for the same period in 2016. The Company commenced production during the second quarter of 2016 therefore the 2016 loss from mine operations and its components discussed below are not representative of a full year of mine operations.

•	Revenues: The Company had revenue from operations for the year ended December 31, 2017 of $62,121 (2016 - $27,193) from the sale of 46,039 (2016 -18,837) ounces of gold and 237,087 (2016 -193,202) ounces of silver.

•	Cost of sales: For the year ended December 31, 2017, the Company incurred $68,212 (2016 - $29,086) in cost of sales which includes $56,131 (2016 - $21,569) of direct mining costs and $11,955 (2016 - $7,427) of depreciation and depletion costs. Direct mining costs include mining, processing, maintenance and site support costs as well as refining and transportation costs, royalties and personal property taxes. Depreciation and depletion costs of capitalized property, plant, equipment and minerals interests are calculated on either a unit of production or straight-line basis.

General and administrative expenses: The Company incurred general and administrative expenses of $5,235 during the year ended December 31, 2017 compared to $4,308 for the same period in 2016, an increase of $927 which was mainly a combined result of the following:

•	Salaries and benefits and director fees: For the year ended December 31, 2017, the Company incurred $2,094 (2016 – $1,538) of expenses for salaries and benefits and director fees. The increase of $556 was mainly a result of hiring completed in late 2016 and early 2017 for full-time corporate and administration positions that were unfilled for the majority of 2016.
•	Corporate administration: Corporate administration expenses include advertising, consulting fees, corporate expenses, financing and bank charges, foreign exchange gain/loss, office and operating supplies as well as public relations and promotion, outside services, stock-based compensation and travel expenses. The Company recorded $1,484 of corporate administration expenses for the year ended December 31, 2017 compared to $798 for the same period in 2016. The increase of $686 was mainly a result of a decrease in foreign exchange gain and an increase in stock-based compensation expense:

o	Foreign exchange gain: The Company recognized a foreign exchange gain of $7 for the year ended December 31, 2017 compared to a gain of $208 for the same period in 2016 which resulted in an increase in foreign exchange expense of $201. Foreign exchange is made up of realized and unrealized gains and losses related to the Company’s Canadian expenditures and balances of cash and accounts payable denominated in Canadian dollars translated from the Company’s functional currency, the US dollar. The exchange rate, stated in Canadian dollars per one US dollar, moved down to $1.26 at December 31, 2017, from $1.34 at December 31, 2016.
o	Stock-based compensation: For the year ended December 31, 2017, stock-based compensation was $201 compared to $25 for the comparable period in 2016. The increase of $176 was the result of more options being granted in 2017 compared to 2016.

•	Audit, legal and professional fees: For the year ended December 31, 2017, the Company incurred $1,029 (2016 - $1,357) of audit, legal and professional fees, a decrease of $328. Legal fees associated with 2016 corporate financings were not required as there were no corporate financings in 2017.

Other income and expenses: For the year ended December 31, 2017, the Company recorded net other income of $426 compared to net other expenses of $3,491 for the same period in 2016, an increase of net income of $3,917 which was mainly a result of the following:

•	Change in fair value of derivative liability: The Company recognized a decrease in its derivative liabilities of $5,989 for the year ended December 31, 2017 compared to a decrease of $1,840 for the same period in 2016. The amount of the Company’s derivative liability includes the warrants issued in conjunction with the June 2015 Loan, the July 2016 equity financing and the November 2016 Loan. The decrease in the derivative liability for the years ended December 31, 2017 and 2017 was a result of a decrease in the Company’s share price. The Company’s derivative liabilities are non-cash items recorded in accordance with accounting pronouncement ASC 850-40-15. Refer to Note 8, Derivative Liabilities in the Company’s audited consolidated annual financial statements for a detailed analysis of the change in fair value of the Company’s derivative liabilities.

GOLDEN QUEEN MINING CO. LTD.

•	Interest expense: For the year ended December 31, 2017, the Company incurred a total interest expense of $5,217 related to its various loans as compared to a total interest expense of $5,488 for same period in 2016. Please refer to the Transaction with Related Parties section for a complete breakdown of the interest expenses.

Summary of Quarterly Results (in thousands of US dollars, except per share)

Results for the eight most recent quarters are set out in the table below:

	Results for the quarter ended:
	Mar 31, 2017	Jun 30, 2017	Sep 30, 2017	Dec 31, 2017
Revenues	$14,804	$16,882	$16,496	$13,939
Net and comprehensive income (loss)	$(2,816)	$1,192	$(3,224)	$(1,327)
Net and comprehensive income (loss) attributable to Golden Queen Mining Co. Ltd.	$(2,426)	$962	$(1,889)	$2,188
Basic income (loss) per share	$(0.02)	$0.01	$(0.02)	$0.02
Diluted income (loss) per share	$(0.02)	$0.01	$(0.02)	$0.02

	Results for the quarter ended:
	Mar 31, 2016		Jun 30, 2016	Sep 30, 2016	Dec 31, 2016
Revenues	$	nil	$3,464	$13,451	$10,278
Net and comprehensive income (loss)		$(9,280)	$(3,568)	$3,591	$(434)
Net and comprehensive income (loss) attributable to Golden Queen Mining Co. Ltd.		$(8,926)	$(2,109)	$2,738	$868
Basic income (loss) per share		$(0.09)	$(0.02)	$0.03	$0.01
Diluted income (loss) per share		$(0.09)	$(0.02)	$0.03	$0.01

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

In addition to the fluctuations in derivative liabilities described above, results for the second half of 2017 were impacted by the lower gold produced due to significant reduction in ore grade in Nord-West Pit and Main Pit Ph-1. Although the operations moved to East Pit in the middle of November, higher cost of production was experienced during this period. Finally, The Tax Cuts and Jobs Act (“TCJA”) was enacted on December 22, 2017, which significantly changed U.S. income tax law, including a reduction of the Federal corporate income tax rate from 35% to 21%. The $4,725 income tax recovery was recognized in Q4 of 2017.

Reclamation Financial Assurance

The Company is required to provide the Bureau of Land Management, the State Office of Mine Reclamation and Kern County with a revised reclamation cost estimate annually.  The financial assurance is adjusted once the cost estimate is approved.

GOLDEN QUEEN MINING CO. LTD.

This estimate, once approved by state and county authorities, forms the basis of reclamation financial assurance. The reclamation assurance provided as at December 31, 2017 was $1,465 (December 31, 2016 - $1,465).

The Company is also required to provide financial assurance with the Lahontan Regional Water Quality Control Board (the “Regional Board”) for closure and reclamation costs related to the lined impoundments, which are defined as the Stage 1 and Stage 2 heap leach pads, the overflow pond, and the solution collection channel. The reclamation financial assurance estimate as at December 31, 2017, is $1,869 (December 31, 2016 - $1,211).

In addition to the above, the Company is required to obtain and maintain financial assurance for initiating and completing corrective action and remediation of a reasonably foreseeable release from the Project’s waste management units as required by the Regional Board. The reclamation financial assurance estimate as at December 31, 2017 is $278 (December 31, 2016 - $278).

The Company entered into $3,612 (2016 - $2,954) in surety bond agreements in order to release its reclamation deposits and posted a portion of the financial assurance due in 2017. The Company pays a yearly premium of $90 (2016 - $61). Golden Queen Ltd. has provided a corporate guarantee on the surety bonds.

Asset Retirement Obligation

The total asset retirement obligation as at December 31, 2017, was $1,838 (December 31, 2016 - $1,366).

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and remediate its property based on its activities to date. As at December 31, 2017, the Company estimates the cash outflow related to these reclamation activities will be incurred in 2028. Reclamation provisions are measured at the expected value of future cash flows discounted to their present value using a discount rate based on a credit adjusted risk-free interest rate of 8.7% and an inflation rate of 2.5%.

The following is a summary of asset retirement obligations:

	December 31, 2017	December 31, 2016
Balance, beginning of the year	$1,366	$978
Accretion	126	90
Changes in cash flow estimates	346	298
Balance, end of the year	$1,838	$1,366

Commitments and Contractual Obligations

Royalties

The Company has acquired a number of mineral properties outright. It has acquired exclusive rights to explore, develop and mine other portions of the Mine under various mining lease agreements with landowners. Royalty amounts due to each landholder over the life of the Mine vary with each property.

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

GOLDEN QUEEN MINING CO. LTD.

Contractual Obligations

GQM LLC’s contractual obligations as of December 31, 2017 are shown in the table below:

Contractual obligations	Total	Less than 1year	1-3 years	3-5 years	More than 5 years
Debt obligations (mostly mobile mining equipment financing)	17,243	7,629	5,782	3,832
Asset retirement obligations (undiscounted)	3,612				3,612
Total	$20,855	7,629	5,782	3,832	3,612

GQM LTD’s contractual obligations as of December 31, 2017 are shown in the table below:

Contractual obligations	Total	Less than 1year	1-3 years	3-5 years	More than 5 years
November 2017 Clay loan - interest payable	$2,212	2,212	-	-	-
November 2017 Clay loan - principal	31,000	5,500	25,500	-	-
Total	$33,212	7,712	25,500	-	-

The Company elected to defer interest payments on the November 2017 Clay loan and add such payments to the loan principal balance as at January 1, 2018.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Stock Option Plan

The Company’s current stock option plan (the “Plan”) was adopted by the Company in 2013 and approved by shareholders of the Company in 2013. The Company also adopted a house keeping amendment to the plan on April 27, 2015 to clarify the procedure for fixing the earlier termination date of stock options. The Plan provides a fixed number of 7,200,000 common shares of the Company that may be issued pursuant to the grant of stock options. The exercise price of stock options granted under the Plan shall be determined by the Company’s board of directors (the “Board”) but shall not be less than the volume-weighted, average trading price of the Company’s shares on the Toronto Stock Exchange (the “TSX”) for the five trading days immediately prior to the date of the grant. The expiry date of a stock option shall be the date so fixed by the Board subject to a maximum term of five years. The Plan provides that the expiry date of the vested portion of a stock option will be the earlier of the date so fixed by the Board at the time the stock option is awarded and the early termination date (the “Early Termination Date”). The Early Termination Date will be the date the vested portion of a stock option expires following the option holder ceasing to be a director, employee or consultant, as determined by the Board at the time of grant, or in the absence thereof at any time prior to the time the option holder ceases to be a director, employee or consultant, in accordance with and subject to the provisions of the Plan. All options granted under the 2013 Plan will be subject to such vesting requirements as may be prescribed by the TSX, if applicable, or as may be imposed by the Board.

A total of 2,600,001 (751,666 exercisable) (December 31, 2016 – 1,555,000 outstanding and 1,023,334 exercisable) common shares were issuable pursuant to such stock options as at December 31, 2017.

Transactions with Related Parties

Management Agreement

Except as noted elsewhere in these consolidated financial statements, related party transactions are disclosed as follows:

(i)	Compensation of Key Management Personnel, Transactions with Related Parties and Related Party Balances

GOLDEN QUEEN MINING CO. LTD.

For the year ended December 31, 2017, the Company recognized $653 (2016 – $653) salaries and fees for Officers and Directors.

For the year ended December 31, 2017, transactions with related parties included amendment, closing, commitment and director fees and interest expense totalling $2,766 (2016 – $4,011).

As at December 31, 2017, $38 (December 31, 2016 - $nil) was included in prepaid expenses and other current assets for closing fees paid to related parties.

As at December 31, 2017, $463 (December 31, 2016 - $nil) was included in accounts payable and accrued liabilities for amendment fees and accrued interest payable to related parties.

Notes Payable

On December 31, 2014, the Company entered into a loan (the “December 2014 Loan”) with the Clay Group for $12,500, due on July 1, 2015. On June 8, 2015, the Company amended the December 2014 Loan to extend the maturity to December 8, 2016 and increased the principal amount from $12,500 to $37,500 (the “June 2015 Loan”).

On November 18, 2016, the Company repaid $10,659 of the June 2015 Loan and accrued interest from net proceeds of $10,908 from an equity financing. The Company restructured the remaining debt with a new loan with a principal amount of $31,000 (the “November 2016 Loan”). The Company incurred a financing fee to secure the loan in the amount of $930, which was also paid on November 18, 2016.

The November 2016 Loan had a thirty-month term and an annual interest rate of 8%, payable quarterly. On November 10, 2017, the Company and the Clay Group agreed to amend the November 2016 Loan by reducing the 2018 quarterly and 2019 Q1 principal payments from $2,500 to $1,000, adding the reduction of such payments pro-rata to the remaining 2019 payments, and increasing the annual interest rate from 8% to 10% effective January 1, 2018 (the “November 2017 Loan”). On January 1, 2018, $2,212 of interest payments that were deferred in 2017 at the Company’s option, a principal payment of $2,500 and a $400 amendment fee became due and the payment of which was deferred until after the close of the rights offering and were paid on February 28, 2018.

The following table summarizes activity on the notes payable:

	December 31, 2017	December 31, 2016
Balance, beginning of the year	$26,347	$36,053
Interest payable transferred to principal	2,212	2,977
Accretion of discount on loans	1,940	1,996
Capitalized financing fee and legal fees	(400)	(930)
Reduction of debt upon issuance of warrants	-	(3,090)
Repayment of loans and interest	-	(10,659)
Balance, end of the year	$30,099	$26,347

Current portion	$7,712	$-
Non-current portion	$22,387	$26,347

Share Purchase Warrants

On June 8, 2015, the Company issued 10,000,000 share purchase warrants to the Clay Group (the “June 2015 Warrants”) in connection with the June 2015 Loan. The share purchase warrants are exercisable until June 8, 2020 at an exercise price of $0.95. Included in the June 2015 Loan agreement was an anti-dilution provision. On February 20, 2018, the Company completed a rights offering at a share price lower than the exercise price of the June 2015 Warrants. As per the anti-dilution provision, the exercise price of the June 2015 Warrants will be adjusted according to a formula.

GOLDEN QUEEN MINING CO. LTD.

On November 18, 2016, the Company issued 8,000,000 share purchase warrants to the Clay Group (the “November 2016 Warrants”) in connection with the November 2016 Loan. The share purchase warrants are exercisable until November 18, 2021 at an exercise price of $0.85. Included in the November 2016 Loan agreement was an anti-dilution provision. On February 20, 2018, the Company completed a rights offering at a share price lower than the exercise price of the November 2016 Warrants. As per the anti-dilution provision, the exercise price of the November 2016 Warrants will be adjusted according to a formula.

The share purchase warrants meet the definition of a derivative liability instrument as the exercise price is not a fixed price as described above. Therefore, the settlement feature does not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15.

The fair value of the derivative liabilities related to the Clay Group share purchase warrants as at December 31, 2017 was $439 (December 31, 2016 - $5,458).

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

As at December 31, 2017, the Company had re-measured the share purchase warrants and determined the fair value of the derivative liability to be $2 (December 31, 2016 - $972).

Amortization of Discounts and Interest Expense

The following table summarizes the amortization of discounts and interest on loan:

	Year Ended December 31,	Year Ended December 31,
	2017	2016
Accretion of the June 2015 Loan discount	$-	$1,785
Interest expense related to the June 2015 Loan	-	3,599
Accretion of the November 2017 Loan discount	1,940	210
Interest expense related to the November 2017 Loan	2,580	296
Closing and commitment fees related to the credit facility	90	-
Interest expense related to Komatsu financial loans (1)	607	603
Accretion of discount and interest on loan	$5,217	$6,493

GOLDEN QUEEN MINING CO. LTD.

	Year Ended December 31,	Year Ended December 31,
	2017	2016
Accretion of discount and interest on loan (1)	$5,217	$6,493
Less: Interest costs capitalized (2)	-	(1,005)
Interest expense	$5,217	$5,488

(1)	Komatsu is not a related party and has only been included in the above table to reconcile the total interest expense incurred for the period to the amounts capitalized and expensed.
(2)	The Mine went into production on April 1, 2016. As a result, interest capitalization ended on March 31, 2016.

Joint Venture Transaction

The Company has presented Gauss LLC ownership in GQM LLC as a non-controlling interest amount on the balance sheet within the equity section. However, there are terms in the agreement that provides for the exit from the investment in GQM LLC for an initial member whose interest in GQM LLC becomes less than 20%.

If a member becomes less than a 20% interest holder, its remaining unit interest will (ultimately) be terminated through one of three events at the non-diluted member’s option:

a.	Through conversion to a net smelter royalty (“NSR”);
b.	Through a buy-out (at fair value) by the non-diluted member; or
c.	Through a sale process by which the diluted member’s interest is sold

The net assets of GQM LLC as of December 31, 2017 and December 31, 2016 are as follows:

	December 31, 2017	December 31, 2016
Assets, GQM LLC	$149,095	$151,802
Liabilities, GQM LLC	(28,024)	(20,710)
Net assets, GQM LLC	$121,071	$131,092

Included in the assets above, is $2,606 (December 31, 2016 - $11,138) in cash held by GQM LLC which is directed specifically to fund capital expenditures required to continue with production and to settle GQM LLC’s obligations. The liabilities of GQM LLC do not have recourse to the general credit of Golden Queen except for two mining drill loans and a corporate guarantee on the surety bonds for the ARO.

Non-Controlling Interest

The carrying value of the non-controlling interest is adjusted for net income and loss, distributions and contributions pursuant to ASC 810-10 based on the same percentage allocation used to calculate the initial book value of temporary equity.

	Year Ended December 31,	Year Ended December 31,
	2017	2016
Net and comprehensive loss in GQM LLC	$(10,022)	$(4,526)
Non-controlling interest percentage	50%	50%
Net and comprehensive loss attributable to non-controlling interest	$(5,010)	$(2,263)
Net and comprehensive loss attributable to permanent non-controlling interest	$(3,006)	$(1,358)
Net and comprehensive loss attributable to temporary non-controlling interest	$(2,004)	$(905)

GOLDEN QUEEN MINING CO. LTD.

	Permanent Non-Controlling Interest	Temporary Non-Controlling Interest
Carrying value of non-controlling interest, December 31, 2015	$40,686	$27,124
Net and comprehensive loss for the year	(1,359)	(904)
Carrying value of non-controlling interest, December 31, 2016	$39,327	$26,220
Net and comprehensive loss for the year	(3,006)	(2,006)
Carrying value of non-controlling interest, December 31, 2017	$36,321	$24,214

Credit Facility

On May 23, 2017, GQM LLC entered into a $5,000 one-year revolving credit agreement (the “Credit Facility”) in which Gauss Holdings LLC and Auvergne, LLC agreed to extend credit in the form of loans to the Company. The Credit Facility commenced on July 1, 2017, bears interest at a rate of 12% per annum and is subject to a commitment fee of 1% per annum. For the year ended December 31, 2017, the Company paid a fee of $100 on closing. As at December 31, 2017, the Company has drawn $3,000 from the Credit Facility.

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

The three levels of the fair value hierarchy are as follows:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party	$439	$-	$439	$-
Share purchase warrants	2	-	2	-
	$441	$-	$441	$-

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party	$5,458	$-	$5,458	$-
Share purchase warrants	972	-	972	-
	$6,430	$-	$6,430	$-

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value measurement of the financial instruments above use observable inputs in option price models such as the binomial and the Black-Scholes valuation models.

GOLDEN QUEEN MINING CO. LTD.

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

The following table shows figures attributable to the Company only as of December 31, 2017:

Figures shown for the year ended December 31, 2017:

	GQM LLC 100%	GQM LLC 50% Attributable to LTD	LTD on a Non-Consolidated Basis *	LTD Attributable
		(1)	(2)	(1) + (2)
Cash	$2,606	$1,303	$331	$1,634
Short Term Debt	$10,629	$5,315	$7,712	$13,027
Long Term Debt	$9,614	$4,807	$22,387	$27,194
Working Capital / (Deficit)	$(4,410)	$(2,205)	$(8,692)	$(10,897)

	GQM LLC 100%	GQM LLC 50% Attributable to LTD	LTD on a Non-Consolidated Basis *	LTD Attributable
		(1)	(2)	(1) + (2)
Revenue	$62,121	31,061	$-	$31,061
Cost of sales including depreciation and depletion	$(67,649)	(33,825)	$(437)	$(34,262)
Accretion expense	$(126)	(63)	$-	$(63)
G&A Expenses	$(3,303)	(1,652)	$(1,718)	$(3,370)
Share based payments	$-	-	$(201)	$(201)
Foreign exchange gain (loss)	$(13)	(7)	$-	$(7)
(Increase) / Decrease in fair value of derivative liability	$-	-	$5,989	$5,989
Commitment fee	$(90)	(45)	-	(45)
Interest Expense	$(607)	(304)	$(4,520)	$(4,824)
Interest Income	$79	40	$9	$49
Other	$(434)	(217)	$-	$(217)
Net Loss	$(10,022)	(5,011)	$(879)	$(5,890)
Income tax benefit	$-	-	$4,725	$4,725
Net and comprehensive loss	$(10,022)	(5,011)	3,846	$(1,165)

Liquidity and Capital Resources

The Company has generated $89,314 in revenues from operations since inception and as at December 31, 2017 had an accumulated deficit of $88,500 and a working capital deficit of $13,102.

On February 20, 2018, the Company successfully closed a rights offering (the “Offering”) for gross proceeds of approximately $25,000. The Company issued the full allotment of 188,952,761 common shares pursuant to the terms of the Offering. The net proceeds of the Offering will be used to reduce the corporate debt, fund the Company’s 50% portion of costs required for the purchase of additional equipment for the Mine and repayment of the Credit Facility, and general corporate and working capital purposes.

GOLDEN QUEEN MINING CO. LTD.

Cash from operating activities:

Cash generated from operating activities was $3,942 for the year ended December 31, 2017. The increase in cash generated from operating activities was primarily due to the increase in revenues since the Company started production in the second quarter of 2016, improvements in working capital and operating cost.

Cash used in investing activities:

Cash used in investing activities totaled $11,173 during the year ended. Construction of the second stage of the leach pad commenced in the first quarter of 2017 and was completed in September.

Cash from financing activities:

Cash used in financing activities totaled $3,133 during the year ended December 31, 2017. The main financing activities of the Company during the year ended December 31, 2017 were related to loans payable on mining equipment and machinery and the use of a credit facility provided by Gauss Holdings, LLC and Auvergne, LLC.

Working Capital:

	LTD on a Non-Consolidated Basis *	LTD on a Consolidated Basis **

Current Assets	$502	$12,664
Current Liabilities	$(9,194)	$(25,766)
Working Capital / (Deficit)	$(8,692)	$(13,102)
* Includes GQM Holdings **Includes GQM Holdings and GQM LLC

Golden Queen Mining Co. Ltd and Golden Queen Holdings

As at December 31, 2017, Golden Queen Mining Co. Ltd and Golden Queen Holdings, had combined current assets of $502 (December 31, 2016 - $2,324) and combined current liabilities of $9,194 (December 31, 2016 - $6,891) or working capital deficit of $8,692 (December 31, 2016 – working capital deficit of $4,767). The decrease in current assets from December 31, 2016 to December 31, 2017, is the result of general corporate expenditures such as corporate salary expenses, legal fees, audit fees, financing fees and interest expenses. The increase in current liabilities is the result of the loan refinancing which occurred in the last quarter of 2016.

Golden Queen Mining Co. Ltd will use its cash for general corporate expenditures such as accounting fees, legal fees and corporate salary expenses. Accrued interest payable on the November 2017 Loan due as at December 31, 2017, was added to the loan principal balance as at December 31, 2017, rather than paid in cash, at the Company’s option.

GQM LLC

As at December 31, 2017, GQM LLC had current assets of $12,162 (December 31, 2016 - $22,623) and current liabilities of $16,572 (December 31, 2016 - $9,851) or a working capital deficit of $4,410 (December 31, 2016 – $12,772).

GQM LLC will use its cash on hand for sustaining capital expenditures and for working capital needs.

GOLDEN QUEEN MINING CO. LTD.

Outstanding Share Data

At a special meeting of the holders of common shares of the Company held on December 17, 2013, the shareholders approved a special resolution to change the authorized share capital of the Company from 150,000,000 common shares to an unlimited number of common shares, all without par value, and no preferred shares.

On December 23, 2013, the Board of Directors of the Company passed a resolution to convert the exercise prices of granted stock options to US dollars, being the functional currency of the Company for the purposes of financial reporting, in order to avoid recording a derivative liability in the Company’s financial statements.

The number of shares issued and outstanding and the fully diluted share position are set out in the table below:

Item	No. of Shares
Shares issued and outstanding on December 31, 2016	111,048,683
Shares issued as the result of a purchase agreement	100,000
Shares issued pursuant to the exercise of stock options	Nil
Shares issued and outstanding on December 31, 2017	111,148,683	Exercise Price	Expiry Date
Shares to be issued on exercise of directors and employees stock options	2,600,001	$0.29 to $1.59	From 06/03/18 to 10/20/22
Shares to be issued on exercise of warrants	24,317,700	$0.85 to $0.95 and CAD $2.00	From 06/08/20 to 11/18/21
Rights offering	188,952,761
Fully diluted March 27, 2018	327,019,145

The company has an unlimited authorized share capital.

Subsequent Events

On February 20, 2018, the Company successfully closed an offering of rights (the “Offering”) for gross proceeds of approximately $25,000. The Company issued the full allotment of 188,952,761 common shares pursuant to the terms of the Offering. The net proceeds of the Offering will be used to reduce the corporate debt, fund the Company’s 50% portion of costs required for the purchase of additional equipment for the Mine and repayment of the Credit Facility, and general corporate and working capital purposes.

Since the Company completed the Offering at a share price lower than the exercise price of the June 2015 Warrants and the November 2016 Warrants, (collectively the “Clay Group Warrants”), the exercise price of the Clay Group Warrants will be adjusted according to a formula.

Non-GAAP Financial Performance Measures

Non-GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles. These measures should not be considered in isolation or as a substitute for performance measures prepared in accordance with GAAP.

GOLDEN QUEEN MINING CO. LTD.

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

The table below shows a reconciliation of total cash costs per gold ounce and cash costs per gold ounce on a by-product basis:

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total Cash Costs
Mining	$5,624	$6,583	$7,178	$7,174
Processing	4,379	4,797	5,055	4,346
Indirect mining cost	1,880	1,795	2,189	2,258
Inventory changes and others	(322)	192	982	2,021
Direct mining costs (1)	11,561	13,367	15,404	15,799
Site general and administrative	838	658	830	897
Cash costs before by-product credits (2)	12,399	14,025	16,234	16,696
Divided by gold produced (oz)	11,406	12,632	12,275	9,886
Cash costs per ounce of gold produced ($/oz)	1,087	1,110	1,323	1,689
Less: By-product silver credits per ounce ($/oz)	(98)	(72)	(66)	(123)
Total cash cost per ounce of gold produced on a by-product basis ($/oz)	$989	$1,038	$1,257	$1,565

Ore placed (tons)	791,232	1,026,332	897,549	837,779
Total Cash Costs ($/t placed)	16.08	13.48	16.99	17.52
Crusher mechanical availability (%)	63%	81%	74%	69%
Apparent cumulative recovery – gold	63.3%	68.0%	73.0%	75.5%
Apparent cumulative recovery – silver	25.3%	25.3%	25.8%	27.4%

GOLDEN QUEEN MINING CO. LTD.

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

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
All-in sustaining costs
Cash costs before by-product credits (2)	$12,399	$14,025	$16,234	$16,695
Silver by-product	(1,092)	(915)	(810)	(1,221)
Total cash cost after by-product	11,307	13,110	15,424	15,474
Corporate general and administrative expenses	578	54	341	549
Share based payments	34	51	48	68
Accretion expense	31	32	31	32
Sustaining capital	7,288	4,781	3,990	3,303
All-in sustaining costs	19,238	18,028	19,833	19,426
Divided by gold produced (oz)	11,406	12,632	12,275	9,886
All-in sustaining costs per gold ounce on a by-product basis	$1,687	$1,427	$1,616	$1,965

	Three Months Ended
	March 31, 2016 (1)		June 30, 2016	September 30, 2016	December 31, 2016
All-in sustaining costs
Cash costs before by-product credits	$	n/a	$4,161	$9,763	$9,672
Silver by-product		n/a	(451)	(1,872)	(1,150)
Total cash cost after by-product			3,710	7,891	8,522
Corporate general and administrative expenses		n/a	384	274	311
Share based payments		n/a	4	4	16
Accretion expense		n/a	30	30	30
Sustaining capital		n/a	330	915	2,648
All-in sustaining costs		n/a	4,458	9,114	11,527
Divided by gold produced (oz)		n/a	2,362	8,715	7,779
All-in sustaining costs per gold ounce on a by-product basis	$	n/a	$1,884	$1,046	$1,482

(1)	The Mine went into production on April 1, 2016. As a result, data for the three months ended March 31, 2016 is not applicable.

The following table reconciles the above non-GAAP measures to the most directly comparable GAAP measures:

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017

Cost of goods sold	$14,317	$16,109	$18,335	$19,450
Less: depreciation and depletion	(2,725)	(2,710)	(2,994)	(3,526)
Less: accretion expense	(31)	(32)	(31)	(32)
(1) Direct mining costs	11,561	13,367	15,404	15,799
Add: site general and administrative	838	658	830	897
(2) Cash costs before by-product credits	12,399	14,025	16,234	16,696

GOLDEN QUEEN MINING CO. LTD.

Summary of Significant Accounting Policies and Estimates

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

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

Inventory

Inventory includes stockpiled ore, in-process inventory, doré, and operating materials and supplies. The classification of inventory is determined by the stage at which the ore is in the production process. All inventories are stated at the lower of weighted average cost or market value. Cost includes direct labor, materials, depreciation, depletion and amortization as well as overhead costs relating to mining activities. Market price is calculated as the current replacement cost of the inventory, as long as the market price does not exceed net realizable value; also, the market price shall not be less than the net realizable value, less the normal profit margin. Net realizable value is defined as the estimated selling price, minus estimated costs of completion and disposal. Any write-downs of inventory to market value are recorded as cost of sales.

Stockpiled ore inventory represents ore that has been extracted from the mine and is available for further processing. Costs added to stockpiled ore inventory are valued based on current mining cost per ton incurred up to the point of stockpiling the ore and are transferred to the next process at the weighted average cost per equivalent ounce. Stockpiled ore tonnage is verified by periodic surveys and physical counts.

In process inventory includes ore on heap leach pad and inventories in the solution and precipitate process. Finished goods inventory includes metals in their final stage of production prior to sale, including doré.

The heap leach process extracts gold and silver by placing ore on an impermeable pad and applying a diluted cyanide solution that dissolves a portion of the contained gold and silver, which are then recovered in metallurgical processes.

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

GOLDEN QUEEN MINING CO. LTD.

Mineral Interests

Costs related to the development of our mineral reserves are capitalized when an ore body is determined to be economically minable based on proven and probable reserves and when appropriate permits are in place. Major mine development expenditures related to mineral interest, such as, building access roads, heap leach pads, processing facilities, and infrastructure development are capitalized until the property to which they directly relate is placed into production, sold, abandoned or subject to a condition of impairment. The capitalized costs are amortized over the useful life of the ore body following commencement of production or written off if the property is sold or abandoned.

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

Land	Not depreciated
Mineral property interests and claims	Units-of-production
Mine development	Units-of-production
Machinery and mine equipment	7 – 12 years
Buildings and structures	5 - 12 years
Leasehold improvements	12 years
Vehicles	3 – 5 years
Computer equipment and software	3 years
Asset retirements cost	Units-of-production
Capitalized interest	Units-of-production

Capitalization of certain mine construction costs ceases and expenditures are either variable production costs as a component of inventory or expensed as incurred once production commences. Depletion of capitalized costs for mining properties and depreciation and amortization of property, plant and equipment also begins when the production phase commences.

GOLDEN QUEEN MINING CO. LTD.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash, receivables, accounts payable and accrued liabilities and interest payable approximate fair values because of the immediate or short-term maturity of these financial instruments. The fair value of the short-term and long-term loans payable approximate their carrying values because the interest rates are based on the market rates. The market rates have remained steady for the loans payable during the past four quarters. The fair value of the short and long-term portions of the notes payable approximates their carrying value and have been estimated based on discounted cash flows using interest rates being offered for similar debt instruments. The carrying amount of the notes payable are being recorded at amortized cost using the effective interest rate method.

The notes payable were initially recorded at fair value less financing costs and are measured at each period end at amortized cost. The derivative liability relating to the share purchase warrants issued by the Company as part of the consideration for the holders of the notes payable is recorded at fair value using the binomial and the Black-Scholes valuation models at each reporting period.

GOLDEN QUEEN MINING CO. LTD.

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

GOLDEN QUEEN MINING CO. LTD.

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

New Accounting Pronouncements

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

The Company has completed its assessment of the impact of the new revenue standard on the Company's financial position and believes the new standard will not have a material impact.  The Company will adopt the standard using the modified retrospective method of adoption. The Company's revenue arises from contracts with customers in which the sale of doré is the single performance obligation under the customer contract. Accordingly, revenue will continue to be recognized at a point in time when control of the asset is transferred to the customer, which is generally consistent with the Company's current accounting policies.

ASU 2014-09 provides presentation and disclosure requirements which are more detailed than under current GAAP.

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

(iii)	In August 2016, ASC guidance was issued to amend the classification of certain cash receipts and cash payments in the statement of cash flows. The new guidance is effective for the Company’s fiscal year and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating this guidance and the impact on its financial statements.

GOLDEN QUEEN MINING CO. LTD.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company and the notes thereto are attached to this report following the signature page and Certifications.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures

GOLDEN QUEEN MINING CO. LTD.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. No material weaknesses were identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has concluded that as of December 31, 2017, our company’s internal control over financial reporting was effective.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002, as amended, which provides that issuers that are not an “accelerated filer” or “large accelerated filer” are exempt from the requirement to provide an auditor attestation report.

Changes in Internal Control

During the year ended December 31, 2017, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

GOLDEN QUEEN MINING CO. LTD.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our executive officers, directors, Audit Committee, corporate governance, and compliance with Section 16(a) of the Exchange Act is contained in our definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

Code of Business Conduct

The Board has adopted a Code of Business Conduct (the “Code”), which is distributed and applies to officers, management and employees of the Company. To ensure and monitor compliance with the Code, the Board has adopted a Whistle-blower Policy. A request for a waiver of any provision of the Code can be made in writing to the Audit Committee, however, such waiver must be approved by the Board. During the recently completed fiscal year, there was no conduct by an officer, by management or an employee that constituted a departure from the Code. The Board has also adopted a Code of Ethics for Senior Financial Officers. The Company’s Code of Business Conduct and Code of Ethics for Senior Financial Officers are available on the Company’s website at www.goldenqueen.com. We will post any amendments to, or waivers from, including an implicit waiver, the Code of Ethics on that website.

If a director or senior officer has a material interest in a transaction or agreement being considered by the Company, such individual is precluded from voting on the matter and the Board considers such matter without the individual present.

ITEM 11.  EXECUTIVE COMPENSATION

Information relating to executive compensation will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners of our common shares, our equity compensation plans and the security ownership of our management will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND related TRANSACTIONS

Information concerning this item will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning this item will be contained in the Proxy Statement and is incorporated herein by reference.

GOLDEN QUEEN MINING CO. LTD.

PART IV

Item 15. Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing
3.1	Notice of Articles	Incorporated by reference to Exhibit 3.1 to the Form 10-K of the Company, filed with the SEC on March 30, 2016
3.2	Articles	Incorporated by reference to Exhibit 3.2 to the Form 8-K of the Company, filed with the SEC on September 2, 2010
4.1	Form of Warrant Certificate	Incorporated by reference to Exhibit 4.1 to the Form 8-K of the Company, filed with the SEC on July 28, 2016
4.2	Warrant Indenture dated July 25, 2016	Incorporated by reference to Exhibit 4.1 to the Form 8-K of the Company, filed with the SEC on July 25, 2016
10.1	Second Amended and Restated Term Loan Agreement dated as of November 21, 2016 among the Company, the Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009, EHT, LLC, and the Clay Family 2009 Irrevocable Trust Dated April 14, 2009	Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company, filed with the SEC on November 25, 2016
10.2	Form of Share Purchase Warrants of the Company dated November 21, 2016	Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company, filed with the SEC on November 25, 2016
10.3	Amended and Restated Indemnity Agreement dated November 21, 2016 between the Company and the Clay Family Holders	Incorporated by reference to Exhibit 10.3 to the Form 8-K of the Company, filed with the SEC on November 25, 2016
10.4	Underwriting Agreement dated July 18, 2016 between the Company, Cormark Securities Inc. and M Partners Inc.	Incorporated by reference to Exhibit 1.1 to the Form 8-K of the Company, filed with the SEC on July 18, 2016
10.5	Bought Deal Letter dated July 14, 2016 between the Company and Cormark Securities Inc.	Incorporated by reference to Exhibit 1.1 to the Form 8-K of the Company, filed with the SEC on July 14, 2016

GOLDEN QUEEN MINING CO. LTD.

10.6	Amendment to Pledge Agreement between the Company, Golden Queen Mining Holdings Inc., Golden Queen Mining Canada Ltd., The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009 and Jonathan C. Clay dated February 27, 2015	Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company, filed with the SEC on May 11, 2015
10.7	Amended and Restated Term Loan Agreement dated June 8, 2015 among the Company, The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009, EHT, LLC, Harris Clay, and The Clay Family 2009 Irrevocable Trust Dated April 14, 2009	Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company, filed with the SEC on June 9, 2015
10.8	Amended and Restated Guaranty dated June 8, 2015 among Golden Queen Mining Holdings Inc., Golden Queen Mining Canada Ltd., The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009, EHT, LLC, Harris Clay and The Clay Family 2009 Irrevocable Trust Dated April 14, 2009	Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company, filed with the SEC on June 9, 2015
10.9	Amended and Restated Pledge Agreement dated June 8, 2015 among the Company, Golden Queen Mining Holdings Inc., Golden Queen Mining Canada Ltd., The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009, EHT, LLC, Harris Clay and The Clay Family 2009 Irrevocable Trust Dated April 14, 2009	Incorporated by reference to Exhibit 10.3 to the Form 8-K of the Company, filed with the SEC on June 9, 2015
10.10	Amended and Restated Registration Rights Agreement dated June 8, 2015 among the Company, The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009, EHT, LLC, Harris Clay and The Clay Family 2009 Irrevocable Trust Dated April 14, 2009	Incorporated by reference to Exhibit 10.4 to the Form 8-K of the Company, filed with the SEC on June 9, 2015
10.11	Amended and Restated Option Agreement dated June 8, 2015 among Gauss LLC, Gauss Holdings LLC, Auvergne, LLC, The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009, EHT, LLC, Harris Clay, The Clay Family 2009 Irrevocable Trust Dated April 14, 2009, Golden Queen Mining Canada Ltd. and Golden Queen Mining Holdings Inc.	Incorporated by reference to Exhibit 10.5 to the Form 8-K of the Company, filed with the SEC on June 9, 2015
10.12	Indemnity Agreement between the Company and the Clay Family Holders dated June 8, 2015	Incorporated by reference to Exhibit 10.6 to the Form 8-K of the Company, filed with the SEC on June 9, 2015
10.13	Form of Share Purchase Warrants of the Company dated June 8, 2015	Incorporated by reference to Exhibit 10.7 to the Form 8-K of the Company, filed with the SEC on June 9, 2015
10.14	Mining Lease dated April 22, 1986 between the Company, Southwestern Refining Corporation, and Claude and Mary J.Birtle, and amendment dated March 23, 2007.	Incorporated by reference to Exhibit 10.2 to the Form 10-K/A of the Company, filed with the SEC on January 14, 2011
10.15#	2013 Stock option plan of the Company.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 24, 2013

GOLDEN QUEEN MINING CO. LTD.

10.16#	Employment Agreement dated September 18, 2013 between the Company and Andree St-Germain.	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed with the SEC on May 12, 2014
10.17	Transaction Agreement among the Company, Golden Queen Mining Company, Inc., Gauss LLC, Gauss Holdings LLC, and Auvergne, LLC dated June 8, 2014.	Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company, filed with the SEC on June 12, 2014
10.18	Registration Rights Agreement between the Company and Gauss Holdings LLC dated June 8, 2014.	Incorporated by reference to Exhibit 10.3 to the Form 8-K of the Company, filed with the SEC on June 12, 2014
10.19	Registration Rights Agreement between the Company and Auvergne, LLC dated June 8, 2014.	Incorporated by reference to Exhibit 10.4 to the Form 8-K of the Company, filed with the SEC on June 12, 2014
10.20	Amended and Restated Limited Liability Company Agreement between the Company, Golden Queen Mining Company, LLC, Gauss LLC, and Golden Queen Mining Holdings, Inc. dated September 15, 2014.	Incorporated by reference to Exhibit 10.5 to the Form 8-K of the Company, filed with the SEC on September 16, 2014
10.21	Standby Guaranty Agreement dated November 10, 2017	Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company, filed with the SEC on November 16, 2017
10.22#	Employment Agreement with Guy Le Bel	Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company, filed with the SEC on March 20, 2017
21.1	Subsidiaries of the Company	Filed herewith
23.1	Consent of PricewaterhouseCoopers, LLP	Filed herewith
23.3	Consent of Sean Ennis	Filed herewith
23.4	Consent of Michael M. Gustin	Filed herewith
31.1	Rule 13a-14(a)/15(d)-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15(d)-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith
95.1	Mine Safety Disclosure	Filed herewith
101	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension – Schema
	101.CAL	XBRL Taxonomy Extension – Calculations
	101.DEF	XBRL Taxonomy Extension – Definitions
	101.LAB	XBRL Taxonomy Extension – Labels
	101.PRE	XBRL Taxonomy Extension – Presentations

GOLDEN QUEEN MINING CO. LTD.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN QUEEN MINING CO. LTD.

By:	/s/ Thomas M. Clay
Thomas M. Clay
Chairman and Principal Executive Officer

Date:     March 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas M. Clay	Chairman	March 27, 2018
Thomas M. Clay

/s/ Bryan A. Coates	Director	March 27, 2018
Bryan A. Coates

/s/ Paul M. Blythe	Director	March 27, 2018
Paul M. Blythe

/s/ Bernard Guarnera	Director	March 27, 2018
Bernard Guarnera

/s/ Guy Le Bel	Principal Financial Officer	March 27, 2018
Guy Le Bel

Golden Queen Mining Co. Ltd.

Audited Consolidated Financial Statements

For the years ended December 31, 2017 and 2016

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Golden Queen Mining Co. Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Golden Queen Mining Co. Ltd. and its subsidiaries, (together, the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income (loss) and comprehensive income (loss), shareholders' equity, non-controlling interest and redeemable portion of non-controlling interest and cash flows for the years then ended, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and their results of operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

PricewaterhouseCoopers LLP

PricewaterhouseCoopers Place, 250 Howe Street, Suite 1400, Vancouver, British Columbia, Canada V6C 3S7

T: +1 604 806 7000, F: +1 604 806 7806

“PwC” refers to PricewaterhouseCoopers LLP, an Ontario limited liability partnership

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

(Signed) “PricewaterhouseCoopers LLP”

Chartered Professional Accountants

Vancouver, Canada

March 27, 2018

We have served as the Company's auditor since 2016.

GOLDEN QUEEN MINING CO. LTD.

Consolidated Balance Sheets

(amounts expressed in thousands of US dollars)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash	$2,937	$13,301
Prepaid expenses and other current assets	699	611
Inventories (Note 5)	9,028	10,941
Total current assets	12,664	24,853
Property, plant, equipment and mineral interests (Note 6)	141,848	134,550
Advance minimum royalties	304	303
Total Assets	$154,816	$159,706
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$6,984	$4,561
Credit facility (Note 14 (v))	3,000	-
Current portion of note payable (Note 14 (ii))	7,712	-
Current portion of loan payable (Note 7)	7,629	5,656
Derivative liability – Related party warrants (Note 8)	441	6,430
Total current liabilities	25,766	16,647
Note payable (Note 14 (ii))	22,387	26,347
Loan payable (Note 7)	9,614	9,494
Asset retirement obligation (Note 9)	1,838	1,366
Deferred tax liability (Note 10)	8,197	12,922
Total liabilities	67,802	66,776
Temporary Equity
Redeemable portion of non-controlling interest (Note 14 (iv))	24,214	26,219
Shareholders’ Equity
Common shares, no par value, unlimited shares authorized (2016 - unlimited); 111,148,683 (2016 – 111,048,683) shares issued and outstanding (Note 11)	71,126	71,067
Additional paid-in capital	43,853	43,652
Deficit accumulated	(88,500)	(87,335)
Total shareholders’ equity attributable to GQM Ltd.	26,479	27,384
Non-controlling interest (Note 14 (iv))	36,321	39,327
Total Shareholders’ Equity	62,800	66,711
Total Liabilities, Temporary Equity and Shareholders’ Equity	$154,816	$159,706

Commitments and Contingencies (Note 16)

Subsequent Event (Note 18)

Approved by the Directors:

“Thomas M. Clay”	“Bryan A. Coates”
Thomas M. Clay, Director	Bryan A. Coates, Director

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(amounts expressed in thousands of US dollars, except share amounts)

	Year Ended December 31,	Year Ended December 31,
	2017	2016
Revenues
Metal Sales	$62,121	$27,193

Cost of Sales
Direct mining costs	(56,131)	(21,569)
Depreciation and depletion (Note 6)	(11,955)	(7,427)
Accretion expense	(126)	(90)
Loss from mine operations	(6,091)	(1,893)

General and administrative expenses (Note 12)	(5,235)	(4,308)
Operating loss	(11,326)	(6,201)

Other income (expenses)
Gain on derivative instruments (Note 8)	5,989	1,840
Finance expense (Notes 14 (iii) and 14 (v)))	(5,217)	(5,488)
Interest income	88	157
Other expenses	(434)	-
Total other income (expenses)	426	(3,491)
Loss for the year before income taxes	$(10,900)	$(9,692)

Income tax benefit (Note 10)	4,725	-
Net and comprehensive loss for the year	(6,175)	(9,692)
Less: Net and comprehensive loss attributable to the non-controlling interest for the period (Note 14 (iv))	5,010	2,263
Net and comprehensive loss attributable to Golden Queen Mining Co Ltd. for the year	$(1,165)	$(7,429)
Loss per share – basic (Note 13)	$(0.01)	$(0.07)
Loss per share – diluted (Note 13)	$(0.01)	$(0.07)

Weighted average number of common shares outstanding -basic	111,140,464	104,737,396
Weighted average number of common shares outstanding - diluted	111,140,464	104,737,396

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Consolidated Statements of Shareholders’ Equity, Non-controlling Interest and Redeemable Portion of Non-Controlling Interest

(amounts expressed in thousands of US dollars, except shares amounts)

	Common shares	Amount	Additional Paid-in Capital	Deficit Accumulated	Total Shareholders’ Equity attributable to GQM Ltd	Non- controlling Interest	Total Shareholders’ Equity	Redeemable Portion of Non- controlling Interest
Balance, December 31, 2015	99,928,683	$62,860	$43,628	$(79,906)	$26,582	$40,686	$67,268	$27,124
Issuance of common shares, private placement net of share issuance cost (Note 11)	11,120,000	8,207	-	-	8,207	-	8,207	-
Stock-based compensation	-	-	24	-	24	-	24	-
Net loss for the period	-	-	-	(7,429)	(7,429)	(1,359)	(8,788)	(904)
Balance, December 31, 2016	111,048,683	$71,067	$43,652	$(87,335)	$27,384	$39,327	$66,711	$26,220
Issuance of common shares (Note 11)	100,000	59	-	-	59	-	59	-
Stock-based compensation	-	-	201	-	201	-	201	-
Net loss for the period	-	-	-	(1,165)	(1,165)	(3,006)	(4,171)	(2,006)
Balance, December 31, 2017	111,148,683	$71,126	$43,853	$(88,500)	$26,479	$36,321	$62,800	$24,214

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Consolidated Statements of Cash Flows

(amounts expressed in thousands of US dollars)

	Year Ended December 31	Year Ended December 31,
	2017	2016
Operating Activities
Net loss for the year	$(6,175)	$(9,692)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation and depletion	11,955	7,427
Amortization of debt discount and interest accrual	1,540	5,732
Accretion expense	126	91
Change in fair value of derivative liabilities (Note 8)	(5,989)	(1,857)
Stock based compensation	201	24
Unrealized foreign exchange	(7)	(208)
Loss on disposal of property, plant, equipment and mineral interests	434	-
Deferred income taxes	(4,725)	-
Changes in non-cash working capital items:
Prepaid expenses & other current assets	(88)	(155)
Inventory	1,913	(9,005)
Accounts payable & accrued liabilities	2,177	3,140
Interest payable	2,580	(674)
Cash generated from (used in) operating activities	3,942	(5,177)
Investment activities:
Additions to property, plant, equipment and mineral interests	(11,173)	(12,276)
Release of reclamation financial assurance deposit	-	902
Cash used in investing activities	(11,173)	(11,824)
Financing activity:
Issuance of common shares and warrants, net of share issue costs (Note 11)	59	10,908
Proceeds from credit facility	3,000	-
Repayments of loan payable (Note 7)	(6,192)	(5,006)
Repayments of note payable and accrued interest	-	(12,257)
Transaction fee on note payable	-	(930)
Cash used in financing activities	(3,133)	(7,285)
Net change in cash and cash equivalents	(10,364)	(24,286)
Cash and cash equivalents, beginning balance	13,301	37,587
Cash and cash equivalents, ending balance	$2,937	$13,301

Supplementary Disclosures of Cash Flow Information (Note 15)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

(amounts expressed in thousands of US dollars, except share amounts)

1.	Nature of Business

Golden Queen Mining Co. Ltd. (“Golden Queen”, “GQM Ltd.” or the “Company”) is engaged in the operation of the Soledad Mountain Mine (“the Mine”), located in the Mojave Mining District, Kern County, California. The Company owns 50% of Golden Queen Mining Company, LLC (“GQM LLC”), the operator of the Mine. The remaining 50% is owned by Gauss LLC (“Gauss”).

2.	Liquidity Risk

For the year ended December 31, 2017, the Company generated cash from operating activities of $3,942. However, as at December 31, 2017, the Company had a working capital deficit of $13,102. The majority of the accounts payable, the loan payable and the credit facility relate to GQM LLC.

Subsequent to year-end, the Company closed a rights offering for gross proceeds of approximately $25,000 (see Note 18), of which, $10,000 was contributed into GQM LLC. In addition, Gauss, the Company’s joint venture partner, also contributed $10,000 into GQM LLC. The funding contributed into GQM LLC will be available to settle accounts payable, equipment finance obligations (Note 7) and the credit facility (Note 14(v)) relating to the Soledad Mountain mine in the normal course of business.

The Company believes, with the proceeds raised subsequent to year-end, it will have sufficient cash on hand to meet its obligations for the next twelve months from the date of the approval of these consolidated financial statements.

Historically, the Company has been required to obtain funding via debt and equity financings to fund development and operations. Although the Company has been successful in obtaining debt and raising equity financing in the past, there can be no guarantee that such funding will be available in the future.

3.	Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

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

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

(amounts expressed in thousands of US dollars, except share amounts)

4.	Significant Accounting Policies, Estimates and Judgements (continued)

Inventories Included in inventories are stockpiled ore, in-process inventory, doré, and operating materials and supplies. The classification of inventory is determined by the stage at which the ore is in the production process. All inventories are stated at the lower of weighted average cost or net realizable value. Cost includes direct labor, materials, depreciation, depletion and amortization as well as overhead costs relating to mining activities. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Any write-downs of inventory to net realizable value are recorded as cost of sales.

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

Materials and supplies inventories are valued at the lower of weighted average cost and net realizable value. Costs include acquisition, freight and other directly attributable costs.

The estimate of the ultimate recovery expected over time and the quantity of metal that may be extracted relative to the time the leach process occurs requires the use of estimates, which are inherently inaccurate due to the nature of the leaching process. The quantities of metal contained in the ore are based upon actual weights and assay analysis. The rate at which the leach process extracts gold and silver from the crushed ore is based upon metallurgical test column estimates. The assumptions that are used by the Company to measure metal content during each stage of the inventory conversion process include estimated recovery rates based on laboratory testing and assaying. The Company periodically reviews its estimates compared to actual experience and revises its estimates when appropriate.

The assumptions used in determining net realizable value for mineral inventories include estimates of gold and gold equivalents contained in the stockpile ore, heap leach pad and solution and precipitates, expected recoveries, and judgment used in determining the allocation of depletion, depreciation and amortization expense, and overhead costs that are directly attributable to inventories. If these estimates or assumptions are inaccurate, the Company may be required to write down the carrying value of its inventories.

Mineral Interests Costs related to the development of our mineral reserves are capitalized when an ore body is determined to be economically mineable based on proven and probable reserves and when appropriate permits are in place. The capitalized costs are amortized over the useful life of the ore body following commencement of production or written off if the property is sold or abandoned.

Upon commencement of the production phase, mining interests are depleted on a units-of-production basis over the estimated remaining economic life of the mine. In applying the units of production method, depletion is determined using the quantity of material extracted from the mine in the period as a portion of total quantity of material expected to be extracted in current and future periods based on the total estimated recoverable ounces in proven and probable reserves.

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

(amounts expressed in thousands of US dollars, except share amounts)

4.	Significant Accounting Policies, Estimates and Judgements (continued)

Drilling and related costs are classified as development expenditures and capitalized if all the following criteria are met:

•	the costs are incurred to further define mineralization at and adjacent to existing reserve areas or intended to assist with mine planning within a reserve area;
•	the drilling costs relate to an ore body that has been determined to be commercially mineable, and a decision has been made to put the ore body into commercial production; and
•	at the time that the cost is incurred, the expenditure: (a) embodies a probable future benefit that involves a capacity, singly or in combination, with other assets to contribute directly or indirectly to future net cash inflows, (b) we can obtain the benefit and control access to it, and (c) the transaction or event giving rise to our right to or control of the benefit has already occurred.

Drilling and related costs not meeting all of these criteria are charged to operations as incurred.

Property, Plant and Equipment Are recorded at cost less accumulated depreciation and accumulated impairment losses. The cost of an item of property, plant and equipment includes the purchase price or construction cost, any costs directly attributable to bringing the asset to the location and condition necessary for its intended use, and borrowing costs related to the acquisition or construction of qualifying assets. Assets under construction are recorded at cost and reallocated to machinery and mine equipment when they become available for use.

Depreciation is calculated using either the straight-line method or using the units-of-production method over the shorter of the estimated service lives of the respective assets or the expected life of mine. Depreciation commences when the asset is in the condition and location necessary for it to operate in the manner intended by management.

Mineral property interests and claims	Units-of-production
Mine development	Units-of-production
Machinery and mine equipment	7 – 12 years
Buildings and structures	5 - 12 years
Vehicles	3 – 5 years
Computer equipment and software	3 years
Asset retirement cost	Units-of-production
Capitalized interest	Units-of-production

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

Once an asset subject to interest capitalization is completed and available for use, the associated capitalized interest is expensed through depletion or impairment. See Note 14(iii) - Amortization of Discount and Interest Expense.

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

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

(amounts expressed in thousands of US dollars, except share amounts)

4.	Significant Accounting Policies, Estimates and Judgements (continued)

Existing proven and probable reserves are included when determining the fair value of mine site asset groups at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of silver and gold that are expected to be obtained after taking into account losses during ore processing and treatment.

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

The timing of the actual environmental remediation expenditures is dependent on a number of factors such as the life and nature of the asset, the operating license conditions and the environment in which the mine operates. Reclamation provisions are initially measured at the expected value of future cash flows discounted to their present value using a credit adjusted risk-free interest rate. If the expected present value increases, the increase gives rise to a new obligation accounted for separately just as the reclamation provision was originally measured but using current market value assumptions, and the current credit-adjusted risk-free rate. AROs are adjusted each period to reflect the passage of time (accretion). Upon settlement of an ARO, the Company records a gain or loss if the actual cost differs from the carrying amount of the ARO. Settlement gains/losses are recorded in the consolidated statements of comprehensive income (loss).

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

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

(amounts expressed in thousands of US dollars, except share amounts)

4.	Significant Accounting Policies, Estimates and Judgements (continued)

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

Fair Value of Financial Instruments The carrying amounts reported in the balance sheets for cash, receivables, accounts payable and accrued liabilities and interest payable approximate fair values because of the immediate or short-term maturity of these financial instruments. The fair value of the short-term and long-term loans payable approximate their carrying values because the interest rates are based on the market rates. The fair value of the short and long-term portions of the notes payable approximates their carrying value and have been estimated based on discounted cash flows using interest rates being offered for similar debt instruments. The carrying amount of the notes payable are being recorded at amortized cost using the effective interest rate method.

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

The Company accounts for stock-based compensation awards granted to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, or ASC 505-50. Under ASC 505-50, we determine the fair value of the stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

The Company uses the Black-Scholes option valuation model to calculate the fair value of stock options at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate.

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

(amounts expressed in thousands of US dollars, except share amounts)

4.	Significant Accounting Policies, Estimates and Judgements (continued)

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

The non-controlling interest in permanent equity represents the portion of the non-controlling interest that is not convertible. Please refer to Note 14 (iv) for details.

New Accounting Pronouncements

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

The Company has completed its assessment of the impact of the new revenue standard on the Company's financial position and believes the new standard will not have a material impact.  The Company will adopt the standard using the modified retrospective method of adoption. The Company's revenue arises from contracts with customers in which the sale of doré is the single performance obligation under the customer contract. Accordingly, revenue will continue to be recognized at a point in time when control of the asset is transferred to the customer, which is generally consistent with the Company's current accounting policies.

ASU 2014-09 provides presentation and disclosure requirements which are more detailed than under current GAAP.

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

(amounts expressed in thousands of US dollars, except share amounts)

4.	Significant Accounting Policies, Estimates and Judgements (continued)

(ii)	In February 2016, FASB issued ASC 842 that requires lessees to recognize lease assets and corresponding lease liabilities on the balance sheet for all leases with terms of more than 12 months. The update, which supersedes existing lease guidance, will continue to classify leases as either finance or operating, with the classification determining the pattern of expense recognition in the income statement.

The ASU will be effective for annual and interim periods beginning January 1, 2019, with early adoption permitted, and is applicable on a modified retrospective basis with various optional practical expedients. The Company is assessing the impact of this standard.

(iii)	In August 2016, ASC guidance was issued to amend the classification of certain cash receipts and cash payments in the statement of cash flows. The new guidance is effective for the Company’s fiscal year and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating this guidance and the impact on its financial statements.

5.	Inventories

Inventories consist primarily of production from the Company’s operation, in varying stages of the production process and supplies and spare parts, all of which are presented at the lower of cost or net realizable value. Inventories of the Company are comprised of:

	December 31, 2017	December 31, 2016
Stockpile inventory	$201	$318
In-process inventory	6,495	9,491
Dore inventory	320	76
Supplies and spare parts	2,012	1,056
	$9,028	$10,941

During the year ended December 31, 2017, the Company recognized an allowance against inventory in the amount of $2,909 (2016 - $nil), of which $2,071 (December 31, 2016 - $nil) relates to the inventory balances noted above.

6.	Property, Plant, Equipment and Mineral Interests

	Land	Mineral property interest and claims	Mine development	Machinery and equipment	Buildings and infrastructure	Construction in progress	Interest capitalized	Total
Cost
At December 31, 2015	$110	$4,459	$84,798	$28,085	$8,565	$-	$-	$126,017
Additions	3,777	-	-	-	9,178	543	5,886	19,384
Transfers	6	(218)	(42,765)	32,116	10,861	-	-	-
Disposals	-	-	-	-	-	-	-	-
At December 31, 2016	$3,893	$4,241	$42,033	$60,201	$28,604	$543	$5,886	$145,401
Additions	98	817	354	17	-	19,597	-	20,883
Transfers	-	222	8,625	11,239	-	(20,086)	-	-
Disposals	(22)	-	(239)	(1,391)	(207)	-	-	(1,859)
At December 31, 2017	$3,969	$5,280	$50,773	$70,066	$28,397	$54	$5,886	$164,425

Accumulated depreciation and depletion
At December 31, 2015	$-	$-	$654	$1,462	$350	$-	$-	$2,466
Additions	-	67	317	5,667	2,329	-	5	8,385
Disposals	-	-	-	-	-	-	-	-
At December 31, 2016	$-	$67	$971	$7,129	$2,679	$-	$5	$10,851
Additions	-	261	2,444	6,489	2,358	-	466	12,018
Disposals	-	-	-	(265)	(27)	-	-	(292)
At December 31, 2017	$-	$328	$3,415	$13,353	$5,010	$-	$471	$22,577

Carrying values
At December 31, 2016	$3,893	$4,174	$41,062	$53,072	$25,925	$543	$5,881	$134,550
At December 31, 2017	$3,969	$4,952	$47,358	$56,713	$23,387	$54	$5,415	$141,848

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

(amounts expressed in thousands of US dollars, except share amounts)

7.	Loan Payable

As at December 31, 2017 and 2016, equipment financing balances are as follows:

	December 31, 2017	December 31, 2016
Balance, beginning of the year	$15,150	$18,373
Additions	10,727	2,047
Principal repayments	(6,192)	(5,006)
Down payments and taxes	(1,839)	(264)
Settlements	(603)	-
Balance, end of the year	$17,243	$15,150

Current portion	$7,629	$5,656
Non-current portion	$9,614	$9,494

The terms of the financing agreements are as follows:

	December 31, 2017	December 31, 2016
Total acquisition costs	$35,692	$26,309
Interest rates	0.00% ~ 4.50%	0.00% ~ 4.50%
Monthly payments	$5 ~ 74	$5 ~ 34
Average remaining life (years)	2.13	2.54

For the year ended December 31, 2017, the Company made total down payments of $1,839 (December 31, 2016 - $264). The down payment consists of the sales tax on the assets and a 10% payment of the pre-tax purchase price. All of the loan agreements are for a term of four years, except two which are for three years, and are secured by the underlying asset.

The following table outlines the principal payments to be made for each of the remaining years:

Years	Principal Payments
2018	$7,629
2019	5,782
2020	2,374
2021	1,458
Total	$17,243

8.	Derivative Liabilities

Share Purchase Warrants – Clay loans (Related Party)

On June 8, 2015, the Company issued 10,000,000 share purchase warrants to the Clay Group (the “June 2015 Warrants”) in connection with the June 2015 Loan (see Note 14 (ii)). The share purchase warrants are exercisable until June 8, 2020 at an exercise price of $0.95. Included in the June 2015 Loan agreement was an anti-dilution provision. On February 20, 2018, the Company completed a rights offering at a share price lower than the exercise price of the June 2015 Warrants. As per the anti-dilution provision, the exercise price of the June 2015 Warrants will be adjusted according to a formula (see Note 18).

On November 18, 2016, the Company issued 8,000,000 share purchase warrants to the Clay Group (the “November 2016 Warrants”) in connection with the November 2016 Loan (see Note 14 (ii)). The share purchase warrants are exercisable until November 18, 2021 at an exercise price of $0.85. Included in the November 2016 Loan agreement was an anti-dilution provision. On February 20, 2018, the Company completed a rights offering at a share price lower than the exercise price of the November 2016 Warrants. As per the anti-dilution provision, the exercise price of the November 2016 Warrants will be adjusted according to a formula (see Note 18).

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

(amounts expressed in thousands of US dollars, except share amounts)

8.	Derivative Liabilities (continued)

Share Purchase Warrants – Clay loans (Related Party) (continued)

The share purchase warrants meet the definition of a derivative liability instrument as the exercise price is not a fixed price as described above. Therefore, the settlement feature does not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15.

The fair value of the derivative liabilities related to the Clay Group share purchase warrants as at December 31, 2017 is $439 (December 31, 2016 - $5,458). The derivative liabilities were calculated using the binomial and the Black-Scholes pricing valuation models with the following assumptions:

Warrants related to June 2015 Loan	December 31, 2017	December 31, 2016
Risk-free interest rate	1.73%	0.84%.
Expected life of derivative liability	2.44 years	3.44 years
Expected volatility	78.59%	78.79%
Dividend rate	0.00%	0.00%

Warrants related to November 2016 Loan	December 31, 2017	December 31, 2016
Risk-free interest rate	1.73%	1.11%
Expected life of derivative liability	3.89 years	4.89 years
Expected volatility	75.69%	77.21%
Dividend rate	0.00%	0.00%

The change in the derivative share purchase warrants is as follows:

	December 31, 2017	December 31, 2016
Balance, beginning of the period	$5,458	$2,498
Fair value at inception	-	3,090
Change in fair value	(5,019)	(130)
Balance, end of the period	$439	$5,458

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

As at December 31, 2017, the Company had re-measured the share purchase warrants and determined the fair value of the derivative liability to be $2 (December 31, 2016 - $972) using the Black-Scholes option pricing model with the following assumptions:

	December 31, 2017	December 31, 2016
Risk-free interest rate	1.68%	0.84%
Expected life of derivative liability in years	1.56 years	2.56 years
Expected volatility	66.89%	79.40%
Dividend rate	0.00%	0.00%

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

(amounts expressed in thousands of US dollars, except share amounts)

8.	Derivative Liabilities (continued)

The change in the derivative share purchase warrants is as follows:

	December 31, 2017	December 31, 2016
Fair value of warrants issued	$972	$2,701
Change in fair value of warrants	(970)	(1,729)
Balance, end of the period	$2	$972

9.	Asset Retirement Obligations

Reclamation Financial Assurance

The Company is required to provide the Bureau of Land Management, the State Office of Mine Reclamation and Kern County with a revised reclamation cost estimate annually.  The financial assurance is adjusted once the cost estimate is approved.

This estimate, once approved by state and county authorities, forms the basis of reclamation financial assurance. The reclamation assurance provided as at December 31, 2017 was $1,465 (December 31, 2016 - $1,465).

The Company is also required to provide financial assurance with the Lahontan Regional Water Quality Control Board (the “Regional Board”) for closure and reclamation costs related to the lined impoundments, which are defined as the Stage 1 and Stage 2 heap leach pads, the overflow pond, and the solution collection channel. The reclamation financial assurance estimate as at December 31, 2017, is $1,869 (December 31, 2016 - $1,211).

In addition to the above, the Company is required to obtain and maintain financial assurance for initiating and completing corrective action and remediation of a reasonably foreseeable release from the Project’s waste management units as required by the Regional Board. The reclamation financial assurance estimate as at December 31, 2017 is $278 (December 31, 2016 - $278).

The Company entered into $3,612 (2016 - $2,954) in surety bond agreements in order to release its reclamation deposits and posted a portion of the financial assurance due in 2017. The Company pays a yearly premium of $90 (2016 - $61). Golden Queen Ltd. has provided a corporate guarantee on the surety bonds.

Asset Retirement Obligation

The total asset retirement obligation as at December 31, 2017, was $1,838 (December 31, 2016 - $1,366).

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and remediate its property based on its activities to date. As at December 31, 2017, the Company estimates the cash outflow related to these reclamation activities will be incurred in 2028. Reclamation provisions are measured at the expected value of future cash flows discounted to their present value using a discount rate based on a credit adjusted risk-free interest rate of 8.7% and an inflation rate of 2.5%.

The following is a summary of asset retirement obligations:

	December 31, 2017	December 31, 2016
Balance, beginning of the period	$1,366	$978
Accretion	126	90
Changes in cash flow estimates	346	298
Balance, end of the period	$1,838	$1,366

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

(amounts expressed in thousands of US dollars, except share amounts)

10.	Income Taxes

The tax effects of the temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows:

	December 31, 2017	December 31, 2016
Deferred Tax Assets (Liabilities)
Net operating and capital losses	$16,942	$15,799
Un-deducted interest	2,109	779
Capitalized interest deducted	(1,409)	(1,475)
Unrealized FX gain	(657)	-
Discount on Clay loan	(840)
Other	157	45
Financing costs	435	747
Investment in GQM LLC	(11,692)	(14,676)
Valuation allowance	(13,241)	(14,140)
Deferred tax liabilities	$(8,196)	$(12,921)

The annual tax benefit is different from the amount provided by applying the statutory federal income tax rate to the Company’s pre-tax loss. The reason for the differences are:

	December 31, 2017	December 31, 2016
Income tax benefit at Canadian statutory rate	$(2,834)	$(3,108)
Foreign income taxes at other than Canadian statutory rate	(1,921)	(1,398)
Re-measurement due to the Tax Cuts and Jobs Act	(3,739)	-
Change in fair value of derivative liability	(1,557)	(483)
Non-deductible accretion and other	(113)	558
Expiration of tax loss carryforwards	2,105	290
Non-controlling interest	2,197	922
Permanent differences, other	58	290
Prior year true-up, net	1,977	1,334
Increase (decrease) in valuation allowance	(898)	1,885
Tax benefit	$(4,725)	$-

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

(amounts expressed in thousands of US dollars, except share amounts)

The Tax Cuts and Jobs Act (“TCJA”) was enacted on December 22, 2017, which significantly changed U.S. income tax law, including a reduction of the Federal corporate income tax rate from 35% to 21%. The $4,725 income tax recovery recognized in 2017 includes a net benefit of $3,739 related to the re-measurement of the deferred income tax liability which resulted from the 2014 JV transaction. Further guidance on the implementation and application of the TCJA will be forthcoming in regulations and other pronouncements to be issued by the U.S. Department of Treasury and/or guidance from the state of California. Such regulations, other pronouncements, or guidance may require changes to the estimated net benefit recorded, and any such change will be accounted for in the period in which the regulations, other pronouncements, or guidance are enacted or released by the relevant taxing authorities.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TJCA enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income or loss. As management of the Company does not currently believe that the Company will receive the benefit of this asset, a valuation allowance equal to certain net deferred tax assets has been established at both December 31, 2017 and 2016.

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

(amounts expressed in thousands of US dollars, except share amounts)

10.	Income Taxes (continued)

As at December 31, 2017, the Company had net operating loss carry-forwards available to reduce taxable income in future years as follows:

Country	Amount	Expiration dates
Unites States – Federal	$41,738	2018 - 2037
Canada (C$)	$19,829	2026 - 2037

These consolidated financial statements do not reflect the potential effect on future income taxes of the application of these losses.

The Company has evaluated its tax positions for the years ended December 31, 2017 and 2016 and determined that it has no uncertain tax positions requiring financial statement recognition.

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

11.	Share Capital

The Company’s common shares outstanding are no par value, voting shares with no preferences or rights attached to them.

Common shares

In July 2016, the Company completed a financing for gross proceeds of $12,193 (C$16,124) consisting of 11,120,000 units at a price of $1.10 (C$1.45) per unit. Each unit consisted of one common share of the Company and one-half of one common share purchase warrant. Each whole warrant entitles the holder to acquire one additional common share of the Company at a price of C$2.00 per common share until July 25, 2019. The aggregate fair value of the common share purchase warrants at the time of issuance was $2,377, which was recorded as a derivative liability and the Company allocated the remaining proceeds of $9,816 to the common shares (See Note 8).

The Company also issued 757,700 common share purchase warrants to brokers with the same terms as the common share purchase warrants issued with the financing units. The aggregate fair value of the common share purchase warrants issued to the brokers at the time of issuance was $324 which was recorded as a derivative liability (See Note 8). In addition, the Company incurred cash share issue costs totalling $1,285, which consisted of legal fees, commission and other direct financing costs.

On January 17, 2017, the Company issued 100,000 shares for a total of $59 as finder fees which were recognized in general and administrative expenses in connection with the declaration of commercial production in December 2016.

Stock options

The Company’s current stock option plan (the “Plan”) was adopted by the Company in 2013 and approved by shareholders of the Company in 2013. The Plan provides a fixed number of 7,200,000 common shares of the Company that may be issued pursuant to the grant of stock options. The exercise price of stock options granted under the Plan shall be determined by the Company’s Board of Directors (the “Board”) but shall not be less than the volume-weighted, average trading price of the Company’s shares on the Toronto Stock Exchange (“TSX”) for the five (5) trading days immediately prior to the date of the grant. The expiry date of a stock option shall be the date so fixed by the Board subject to a maximum term of five (5) years. The Plan provides that the expiry date of the vested portion of a stock option will be the earlier of the date so fixed by the Board at the time the stock option is awarded and the early termination date (the “Early Termination Date”).

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

(amounts expressed in thousands of US dollars, except share amounts)

11.	Share Capital (continued)

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

The following is a summary of stock option activity during the years ended December 31, 2017 and 2016:

	Shares	Weighted Average Exercise Price per Share
Options outstanding, December 31, 2015	1,070,000	$0.94
Options granted	485,000	$0.66
Options outstanding, December 31, 2016	1,555,000	$0.85
Options granted	1,605,001	$0.38
Options forfeited	(166,667)	$0.64
Options expired	(393,333)	$1.13
Options outstanding, December 31, 2017	2,600,001	$0.54

On March 20, 2017, the Company granted 400,002 options to the Company’s Chief Financial Officer (“CFO”) which are exercisable at a price of $0.65 for a period of five years from the date of grant. 133,334 options vest on March 20, 2018, 133,334 options vest on March 20, 2019 and 133,334 options on March 20, 2020.

On March 14, 2017, the former CFO of the Company resigned. 146,667 stock options were forfeited on this date as they did not meet the vesting conditions. Accordingly, the share-based compensation associated with the unvested stock options was reversed. The expiry date of 393,333 stock options that had vested was modified to June 14, 2017 pursuant to the terms of the employment agreement. These stock options were not exercised, thus expired during the year ended December 31, 2017.

On October 20, 2017, the Company granted 1,204,999 options to certain directors and employees of Golden Queen. The options are exercisable at a price of $0.29 for a period of five years from the date of grant. 401,666 options vest on October 20, 2018; 401,666 options vest on October 20, 2019; and 401,667 options vest on October 20, 2020.

The fair value of stock options granted as above was calculated using the following weighted average assumptions:

	2017	2016
Expected life (years)	5.00	5.00
Interest rate	1.18% ~ 1.70%	1.00%
Volatility	77.29% ~ 79.17%	81.27%
Dividend yield	0.00%	0.00%

During the year December 31, 2017, the Company recognized $201 (2016 - $24) in stock-based compensation relating to employee stock options that were issued and/or had vesting terms.

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

(amounts expressed in thousands of US dollars, except share amounts)

11.	Share Capital (continued)

Stock options (continued)

The following table summarizes information about stock options outstanding and exercisable as at December 31, 2017:

Expiry Date	Number Outstanding	Number Exercisable	Remaining Contractual Life (years)	Weighted Average Exercise Price
June 3, 2018	50,000	50,000	0.42	$1.16
September 3, 2018	150,000	150,000	0.68	$1.59
September 8, 2020	430,000	430,000	2.69	$0.58
November 30, 2021	365,000	121,666	3.92	$0.66
March 20, 2022	400,002	-	4.22	$0.65
October 20, 2022	1,204,999	-	4.81	0.29
Balance, December 31, 2017	2,600,001	751,666	3.92	$0.54

As at December 31, 2017, the aggregate intrinsic value of the outstanding exercisable options was $nil (December, 31, 2016 - $651).

Warrants

The following is a summary of common share purchase warrants activity:

	December 31, 2017	December 31, 2016
Balance, beginning of the year	24,317,700	10,000,000
Issued - financing units	-	5,560,000
Issued - financing brokers (1)	-	757,700
Issued - debt restructuring (1)	-	8,000,000
Balance, end of the year	24,317,700	24,317,700

(1)	Non-tradable share purchase warrants.

The following table summarizes information about share purchase warrants outstanding and exercisable:

Expiry Date	Number Outstanding	Remaining Contractual Life (years)	Exercise Price
June 8, 2020	10,000,000	2.44	$0.95
July 25, 2019	6,317,700	1.56	$2.00
November 18, 2021	8,000,000	3.88	$0.85
Balance, December 31, 2017	24,317,700	2.69

12.	General and Administrative Expenses

General and administrative expenses are incurred to support the administration of the business that are not directly related to production. Significant components of general and administrative expenses are comprised of the following:

	Year Ended December 31,	Year Ended December 31,
	2017	2016
Audit, legal and professional fees	$1,029	$1,357
Salaries and benefits and director fees	2,094	1,538
Regulatory fees and licenses	114	135
Insurance	514	480
Corporate administration	1,484	798
	$5,235	$4,308

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

(amounts expressed in thousands of US dollars, except share amounts)

13.	Loss Per Share

	Year Ended December 31,	Year Ended December 31,
	2017	2016
Numerator:
Net loss attributable to the shareholders of the Company - numerator for basic and diluted loss per share	$(1,165)	$(7,429)
Denominator:
Weighted average number of common shares outstanding -basic and diluted	111,140,464	104,737,396

Loss per share – basic and diluted	$(0.01)	$(0.07)

Weighted average number of shares for the year ended December 31, 2017 excludes 2,600,001 options (December 31, 2016 - 1,555,000) and 24,317,700 warrants (December 31, 2016 – 24,317,700) that were antidilutive.

14.	Related Party Transactions

Except as noted elsewhere in these consolidated financial statements, related party transactions are disclosed as follows:

(i)	Compensation of Key Management Personnel, Transactions with Related Parties and Related Party Balances

For the year ended December 31, 2017, the Company recognized $653 (2016 – $653) salaries and fees for Officers and Directors.

For the year ended December 31, 2017, transactions with related parties included amendment, closing, commitment and director fees and interest expense totalling $2,766 (2016 – $4,011).

As at December 31, 2017, $38 (December 31, 2016 - $nil) was included in prepaid expenses and other current assets for closing fees paid to related parties.

As at December 31, 2017, $463 (December 31, 2016 - $nil) was included in accounts payable and accrued liabilities for amendment fees and accrued interest payable to related parties.

(ii)	Note Payable

On December 31, 2014, the Company entered into a loan (the “December 2014 Loan”) with the Clay Group for $12,500, due on July 1, 2015. On June 8, 2015, the Company amended the December 2014 Loan to extend the maturity to December 8, 2016 and increased the principal amount from $12,500 to $37,500 (the “June 2015 Loan”).

On November 18, 2016, the Company repaid $10,659 of the June 2015 Loan and accrued interest from net proceeds of $10,908 from an equity financing. The Company restructured the remaining debt with a new loan with a principal amount of $31,000 (the “November 2016 Loan”). The Company incurred a financing fee to secure the loan in the amount of $930, which was also paid on November 18, 2016.

In connection with the November 2016 Loan the Company issued 8,000,000 common share purchase warrants exercisable for a period of five years expiring November 21, 2021. The common share purchase warrants have an exercise price of $0.85.

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

(amounts expressed in thousands of US dollars, except share amounts)

14.	Related Party Transactions (continued)

The November 2016 Loan had a thirty-month term and an annual interest rate of 8%, payable quarterly. On November 10, 2017, the Company and the Clay Group agreed to amend the November 2016 Loan by reducing the 2018 quarterly and 2019 Q1 principal payments from $2,500 to $1,000, adding the reduction of such payments pro-rata to the remaining 2019 payments, and increasing the annual interest rate from 8% to 10% effective January 1, 2018 (the “November 2017 Loan”). On January 1, 2018, $2,212 of interest payments that were deferred in 2017 at the Company’s option, a principal payment of $2,500 and a $400 amendment fee became due, the payment of which was deferred until after the close of the rights offering and was paid on February 28, 2018 (see Note 18).

The following table summarizes activity on the notes payable:

	December 31, 2017	December 31, 2016
Balance, beginning of the period	$26,347	$36,053
Interest payable transferred to principal balance	2,212	2,977
Accretion of discount on loans	1,940	1,996
Capitalized financing fee and legal fees	(400)	(930)
Reduction of debt upon issuance of warrants	-	(3,090)
Repayment of loans and interest	-	(10,659)
Balance, end of the period	$30,099	$26,347

Current portion	$7,712	$-
Non-current portion	$22,387	$26,347

(ii)	Amortization of Discounts and Interest Expense

The following table summarizes the amortization of discounts and interest on loan:

	Year Ended December 31,	Year Ended December 31,
	2017	2016
Accretion of the June 2015 Loan discount	$-	$1,785
Interest expense related to the June 2015 Loan	-	3,599
Accretion of the November 2017 Loan discount	1,940	210
Interest expense related to the November 2017 Loan	2,580	296
Closing and commitment fees related to the Credit Facility	90	-
Interest expense related to Komatsu financial loans (1)	607	603
Accretion of discount and interest on loan	$5,217	$6,493

	Year Ended December 31,	Year Ended December 31,
	2017	2016
Accretion of discount and interest on loan (1)	$5,217	$6,493
Less: Interest costs capitalized (2)	-	(1,005)
Interest expense	$5,217	$5,488

(1)	Komatsu is not a related party and has only been included in the above table to reconcile the total interest expense incurred for the period to the amounts capitalized and expensed.
(2)	The Mine went into production on April 1, 2016. As a result, interest capitalization ended on March 31, 2016.

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

(amounts expressed in thousands of US dollars, except share amounts)

14.	Related Party Transactions (continued)

(iv)	Joint Venture Transaction

The Company has presented Gauss’ ownership in GQM LLC as a non-controlling interest amount on the balance sheet within the equity section. However, there are terms in the agreement that provide for the exit from the investment in GQM LLC for an initial member whose interest in GQM LLC becomes less than 20%.

If a member becomes less than a 20% interest holder, its remaining interest will (ultimately) be terminated through one of 3 events at the non-diluted member’s option:

a.	Through conversion to a net smelter royalty (“NSR”);
b.	Through a buy-out (at fair value) by the non-diluted member; or
c.	Through a sale process by which the diluted member’s interest is sold.

The net assets of GQM LLC as at December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
Assets, GQM LLC	$149,095	$151,802
Liabilities, GQM LLC	(28,024)	(20,710)
Net assets, GQM LLC	$121,071	$131,092

Included in the assets above, is $2,606 (December 31, 2016 - $11,138) in cash held by GQM LLC which is directed specifically to fund capital expenditures required to continue with production and to settle GQM LLC’s obligations. The liabilities of GQM LLC do not have recourse to the general credit of Golden Queen except for $2,203 for two mining drill loans and $2,297 in surety bond agreements.

Non-Controlling Interest

The carrying value of the non-controlling interest is adjusted for net income and loss, distributions and contributions pursuant to ASC 810-10 based on the same percentage allocation used to calculate the initial book value of temporary equity.

	Year Ended December 31,	Year Ended December 31,
	2017	2016
Net and comprehensive loss in GQM LLC	$(10,022)	$(4,526)
Non-controlling interest percentage	50%	50%
Net and comprehensive loss attributable to non-controlling interest	$(5,010)	$(2,263)
Net and comprehensive loss attributable to permanent non-controlling interest	$(3,006)	$(1,358)
Net and comprehensive loss attributable to temporary non-controlling interest	$(2,004)	$(905)

	Permanent Non-Controlling Interest	Temporary Non-Controlling Interest
Carrying value of non-controlling interest, December 31, 2015	$40,686	$27,124
Net and comprehensive loss for the year	(1,359)	(904)
Carrying value of non-controlling interest, December 31, 2016	$39,327	$26,220
Net and comprehensive loss for the year	(3,006)	(2,006)
Carrying value of non-controlling interest, December 31, 2017	$36,321	$24,214

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

(amounts expressed in thousands of US dollars, except share amounts)

14.	Related Party Transactions (continued)

(v)	Credit Facility

On May 23, 2017, GQM LLC entered into a $5,000 one-year revolving credit agreement (the “Credit Facility”) in which Gauss Holdings LLC and Auvergne, LLC agreed to extend credit in the form of loans to GQM LLC. The Credit Facility commenced on July 1, 2017, bears interest at a rate of 12% per annum and is subject to a commitment fee of 1% per annum. For the year ended December 31, 2017, GQM LLC paid a fee of $100 on closing which was classified as prepaid expenses and other current assets of which $62 was expensed and accrued commitment fees of $28. As at December 31, 2017, GQM LLC has drawn $3,000 from the Credit Facility (see Note 18).

15.	Supplementary Disclosures of Cash Flow Information

	Year Ended December 31,	Year Ended December 31,
	2017	2016
Cash paid during the period for:
Interest on loan payable	$607	$603
Non-cash financing and investing activities:
Asset retirement costs charged to mineral property interests	$346	$297
Mining equipment acquired through issuance of debt	$8,285	$1,783
Mineral property expenditures included in accounts payable	$117	$1,929
Interest cost capitalized to mineral property interests	$-	$839
Non-cash amortization of discount and interest expense	$1,540	$6,571
Interest payable converted to principal balance	$2,212	$-

16.	Commitments and Contingencies

Royalties

The Company has acquired a number of mineral property interests outright. It has acquired exclusive rights to explore, develop and mine other portions of the Mine under various mining lease agreements with landowners. Royalty amounts due to each landholder over the life of the Mine vary with each property.

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

17.	Financial Instruments

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

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

(amounts expressed in thousands of US dollars, except share amounts)

17.	Financial Instruments (continued)

Fair Value Measurements (continued)

The three levels of the fair value hierarchy are as follows:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party (see Note 8)	$439	$-	$439	$-
Share purchase warrants – (see Note 8)	2	-	2	-
	$441	$-	$441	$-

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party (see Note 8)	$5,458	$-	$5,458	$-
Share purchase warrants – (see Note 8)	972	-	972	-
	$6,430	$-	$6,430	$-

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

The Company maintains its US Dollar and Canadian Dollar cash in bank accounts with major financial institutions with high credit standings. Cash deposits held in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250 and Canadian Dollar cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to C$100.

Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to US Dollar deposits held in Canadian financial institutions. As at December 31, 2017, the Company’s cash balances held in United States and Canadian financial institutions include $2,587, which are not fully insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

Interest Rate Risk

The Company holds 98% of its cash in bank deposit accounts with a single major financial institution. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash balances during the year ended December 31, 2017 a 1% decrease in interest rates would have reduced the interest income for 2017 by an immaterial amount.

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

(amounts expressed in thousands of US dollars, except share amounts)

17.	Financial Instruments (continued)

Foreign Currency Exchange Risk

Certain purchases of corporate overhead items are denominated in Canadian Dollar. As a result, currency exchange fluctuations may impact the costs of our operations. Specifically, the appreciation of the Canadian Dollar against the US Dollar may result in an increase in the Canadian operating expenses in US dollar terms. As at December 31, 2017, the Company maintained the majority of its cash balance in US Dollars. The Company currently does not engage in any currency hedging activities.

18.	Subsequent Event

On February 20, 2018, the Company successfully closed a rights offering (the “Offering”) for gross proceeds of approximately $25,000. The Company issued the full allotment of 188,952,761 common shares pursuant to the terms of the Offering. The net proceeds of the Offering will be used to reduce the corporate debt, fund the Company’s 50% portion of costs required for the purchase of additional equipment for the Mine and repayment of the Credit Facility, and general corporate and working capital purposes.

Since the Company completed the Offering at a share price lower than the exercise price of the June 2015 Warrants and the November 2016 Warrants, (collectively the “Clay Group Warrants”) (see Note 8), the exercise price of the Clay Group Warrants will be adjusted according to a formula.