Form 10-Q
period 2018-03-31
GOLDEN QUEEN MINING CO LTD
filed 2018-05-10
CIK 1025362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As at May 9, 2018, the registrant’s outstanding common stock consisted of 300,101,444 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Balance Sheets

(amounts expressed in thousands of US dollars - Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash	$18,230	$2,937
Prepaid expenses and other current assets	685	699
Inventories (Note 4)	9,928	9,028
Total current assets	28,843	12,664
Property, plant, equipment and mineral interests (Note 5)	141,641	141,848
Advance minimum royalties	304	304
Total Assets	$170,788	$154,816
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$5,894	$6,984
Credit facility (Note 12 (v))	-	3,000
Current portion of note payable (Note 12 (ii))	4,000	7,712
Current portion of loan payable (Note 6)	7,709	7,629
Derivative liability – Related party warrants (Note 7)	303	441
Total current liabilities	17,906	25,766
Note payable (Note 12 (ii))	21,942	22,387
Loan payable (Note 6)	8,150	9,614
Asset retirement obligation (Note 8)	2,229	1,838
Deferred tax liability	8,197	8,197
Total liabilities	58,424	67,802
Temporary Equity
Redeemable portion of non-controlling interest (Note 12 (iv))	22,756	24,214
Shareholders’ Equity
Common shares, no par value, unlimited shares authorized (2017 - unlimited); 300,101,444 (2017 – 111,148,683) shares issued and outstanding (Note 9)	95,494	71,126
Additional paid-in capital	43,898	43,853
Deficit accumulated	(93,917)	(88,500)
Total shareholders’ equity attributable to GQM Ltd.	45,475	26,479
Non-controlling interest (Note 12 (iv))	44,133	36,321
Total Shareholders’ Equity	89,608	62,800
Total Liabilities, Temporary Equity and Shareholders’ Equity	$170,788	$154,816

Going Concern (Note 2)

Commitments and Contingencies (Note 13)

Approved by the Directors:

“Thomas M. Clay”	“Bryan A. Coates”
Thomas M. Clay, Director	Bryan A. Coates, Director

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

2 | P a g e

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Statements of Income (Loss) and Comprehensive Income (Loss)

(amounts expressed in thousands of US dollars, except shares amounts - Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2018	2017
Revenues
Metal Sales	$9,585	$14,804

Cost of Sales
Direct mining costs	(13,016)	(11,561)
Depreciation and depletion (Note 5)	(2,976)	(2,756)
Accretion expense	(42)	(30)
Income (loss) from mine operations	(6,449)	457

General and administrative expenses (Note 10)	(1,254)	(1,416)
Operating loss	(7,703)	(959)

Other income (expenses)
Gain (loss) on derivative instruments (Note 7)	138	(481)
Finance expense (Notes 12 (iii) and 12 (v)))	(1,533)	(1,047)
Interest income	35	25
Other expenses	-	(354)
Net and comprehensive loss for the period	$(9,063)	(2,816)
Less: Net and comprehensive loss attributable to the non-controlling interest for the period (Note 12 (iv))	3,646	390
Net and comprehensive loss attributable to Golden Queen Mining Co Ltd. for the period	$(5,417)	$(2,426)
Loss per share – basic (Note 11)	$(0.03)	$(0.02)
Loss per share – diluted (Note 11)	$(0.03)	$(0.02)

Weighted average number of common shares outstanding - basic	188,829,263	111,080,008
Weighted average number of common shares outstanding - diluted	188,829,263	111,080,008

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

3 | P a g e

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Statements of Shareholders’ Equity, Non-controlling Interest and Redeemable Portion of Non-Controlling Interest

(amounts expressed in thousands of US dollars, except shares amounts)

	Common shares	Amount	Additional Paid-in Capital	Deficit Accumulated	Total Shareholders’ Equity attributable to GQM Ltd	Non- controlling Interest	Total Shareholders’ Equity	Redeemable Portion of Non- controlling Interest
Balance, December 31, 2016	111,048,683	$71,067	$43,652	$(87,335)	$27,384	$39,327	$66,711	$26,220
Issuance of common shares (Note 9)	100,000	59	-	-	59	-	59	-
Stock-based compensation	-	-	34	-	34	-	34	-
Net loss for the period	-	-	-	(2,426)	(2,426)	(234)	(2,660)	(156)
Balance, March 31, 2017	111,148,683	$71,126	$43,686	$(89,761)	$25,051	$39,093	$64,144	$26,064

Balance, December 31, 2017	111,148,683	$71,126	$43,853	$(88,500)	$26,479	$36,321	$62,800	$24,214
Issuance of common shares, net of share issue costs (Note 9)	188,952,761	24,368	-	-	24,368	-	24,368	-
Capital contribution from non-controlling interest	-	-	-	-	-	10,000	10,000	-
Stock-based compensation	-	-	45	-	45	-	45	-
Net loss for the period	-	-	-	(5,417)	(5,417)	(2,188)	(7,605)	(1,458)
Balance, March 31, 2018	300,101,444	$95,494	$43,898	$(93,917)	$45,475	$44,133	$89,608	$22,756

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

4 | P a g e

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Statements of Cash Flows

(amounts expressed in thousands of US dollars - Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2018	2017
Operating Activities
Net loss for the year	$(9,063)	$(2,816)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation and depletion	2,976	2,756
Amortization of debt discount and interest accrual	555	286
Accretion expense	42	30
Change in fair value of derivative liabilities (Note 7)	(138)	481
Stock based compensation	45	34
Unrealized foreign exchange	(43)	(5)
Non-cash finder’s fee	-	59
Changes in non-cash working capital items:
Prepaid expenses & other current assets	14	(88)
Inventory	(900)	(873)
Accounts payable & accrued liabilities	(1,595)	2,301
Interest payable	713	626
Cash generated from (used in) operating activities	(7,394)	2,791
Investing activities:
Additions to property, plant, equipment and mineral interests	(2,071)	(5,236)
Cash used in investing activities	(2,071)	(5,236)
Financing activities:
Issuance of common shares, net of share issue costs (Note 9)	24,368	-
Repayment of credit facility	(3,000)	-
Repayments of loan payable (Note 6)	(1,898)	(1,405)
Repayments of note payable and accrued interest	(4,712)	-
Capital contribution from non-controlling interest	10,000	-
Cash generated from (used in) financing activities	24,758	(1,405)
Net change in cash and cash equivalents	15,293	(3,850)
Cash and cash equivalents, beginning balance	2,937	13,301
Cash and cash equivalents, ending balance	$18,230	$9,451

Supplementary Disclosures of Cash Flow Information

	Three Months Ended March 31,	Three Months Ended March 31,
	2018	2017
Cash paid during the period for:
Interest on loan payable	$235	$135
Non-cash financing and investing activities:
Asset retirement costs charged to mineral property interests	$349	$87
Mining equipment acquired through issuance of debt	$514	$2,481
Mineral property expenditures included in accounts payable	$165	$1,524
Non-cash finders’ fee	$-	$59
Non-cash amortization of discount and interest expense	$555	$286
Interest payable converted to principal balance	$-	$296

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

5 | P a g e

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2018 and 2017

(amounts expressed in thousands of US dollars, except shares amounts - Unaudited)

1.	Nature of Business

Golden Queen Mining Co. Ltd. (“Golden Queen”, “GQM Ltd.” or the “Company”) is engaged in the operation of the Soledad Mountain Mine (“the Mine”), located in the Mojave Mining District, Kern County, California. The Company owns 50% of Golden Queen Mining Company, LLC (“GQM LLC”), the operator of the Mine. The remaining 50% is owned by Gauss LLC (“Gauss”).

2.	Basis of Presentation and Going Concern

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The accounting policies followed in preparing these condensed consolidated interim financial statements are those used by the Company as set out in the audited consolidated financial statements for the year ended December 31, 2017.

Certain information and note disclosures normally included for annual consolidated financial statements prepared in accordance with US GAAP have been omitted. These unaudited condensed consolidated interim financial statements should be read together with the audited consolidated financial statements of the Company for the year ended December 31, 2017.

In the opinion of Management, all adjustments considered necessary (including reclassifications and normal recurring adjustments) to present fairly the financial position, results of operations and cash flows as at March 31, 2018 and for all periods presented, have been included in these unaudited condensed consolidated interim financial statements. The interim results are not necessarily indicative of results for the full year ending December 31, 2018, or future operating periods. For further information, see the Company’s annual consolidated financial statements, including the accounting policies and notes thereto.

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

These consolidated financial statements include the accounts of Golden Queen, a limited liability Canadian corporation (Province of British Columbia), its wholly-owned subsidiary, GQM Holdings, a US (State of California) corporation, and GQM LLC, a limited liability company in which Golden Queen has a 50% interest, through GQM Canada’s ownership of GQM Holdings. GQM LLC meets the definition of a Variable Interest Entity. Golden Queen has determined it is the member of the related party group that is most closely associated with GQM LLC and, as a result, is the primary beneficiary who consolidates GQM LLC.

The Company is required to pay the following to the Clay Group on the following dates: $1.7 million of interest and principal on April 1, 2017 (paid); $1.7 million of interest and principal on July 1, 2018; $1.7 million of interest and principal on and October 1, 2018, $1.7 million of interest and principal on January 1, 2019, $3.9 million of interest and principal on April 1, 2019 and $21.7 million of interest and principal on May 21, 2019. Management believes the Company will meet its financial obligations for the 12 months period following the date of these financial statements. However, it is currently unlikely the Company can reimburse the final payment on May 21, 2019. The Company will need to receive cash distributions from GQM LLC to service its debt and such distributions are contingent on GQM LLC’s ability to generate positive cash flows. The Company reviewed the mine plan in light of the three months ended March 31, 2018 results and has determined it is unlikely it will receive sufficient distributions from GQM LLC during this fiscal year to service its debt in early 2019. This situation raises substantial doubt about the Company’s ability to continue as a going concern. Consequently, later in 2018, discussions with the Clay Group to restructure the reimbursement of the last debt payment will be initiated. While the Company has been successful in re-negotiating the debt repayment terms with the Clay Group in the past, there can be no assurance that will be achieved going forward.

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

6 | P a g e

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2018 and 2017

(amounts expressed in thousands of US dollars, except shares amounts - Unaudited)

2.	Basis of Presentation and Going Concern (continued)

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

The Company has completed its assessment of the impact of the new revenue standard on the Company's consolidated financial statements and disclosures. The Company has completed the review of all contracts and determined that the adoption of this guidance will not materially impact amounts and timing of revenue recognition. The Company's revenue arises from contracts with customers in which the delivery of doré is the single performance obligation under the customer contract. Product pricing is determined at the point when contract is created by reference to active and freely traded commodity markets, for example, the London Bullion Market for both gold and silver. The Company enters into the contracts with parties who have an ability and intention to meet its obligations with respect to consideration payment, thus ensuring the collectability of such consideration. These contracts are not modified and contain no variable consideration.

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

(iii)	In August 2016, ASC guidance was issued to amend the classification of certain cash receipts and cash payments in the statement of cash flows. The new guidance is effective for the Company’s fiscal year and interim periods beginning after December 15, 2017. The Company adopted the guidance effective January 1, 2018 and has retrospectively applied this guidance for all periods presented. There is no material impact from adoption of this guidance.

4.	Inventories

Inventories consist primarily of production from the Company’s operation, in varying stages of the production process and supplies and spare parts, all of which are presented at the lower of cost or net realizable value. For the three months ended March 31, 2018, the Company directly expensed $4.5 million of costs to ensure inventory was recognized at net realizable value. Inventories of the Company are comprised of:

	March 31, 2018	December 31, 2017
Stockpile inventory	$251	$201
In-process inventory	7,123	6,495
Dore inventory	461	320
Supplies and spare parts	2,093	2,012
	$9,928	$9,028

7 | P a g e

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2018 and 2017

(amounts expressed in thousands of US dollars, except shares amounts - Unaudited)

5.	Property, Plant, Equipment and Mineral Interests

	Land	Mineral property interest and claims	Mine development	Machinery and equipment	Buildings and infrastructure	Construction in progress	Interest capitalized	Total
Cost
At December 31, 2016	$3,893	$4,241	$42,033	$60,201	$28,604	$543	$5,886	$145,401
Additions	98	817	354	17	-	19,597	-	20,883
Transfers	-	222	8,625	11,239	-	(20,086)	-	-
Disposals	(22)	-	(239)	(1,391)	(207)	-	-	(1,859)
At December 31, 2017	$3,969	$5,280	$50,773	$70,066	$28,397	$54	$5,886	$164,425
Additions	39	-	350	-	-	2,380	-	2,769
Transfers	-	-	-	1,190	-	(1,190)	-	-
Disposals	-	-	-	-	-	-	-	-
At March 31, 2018	$4,008	$5,280	$51,123	$71,256	$28,397	$1,244	$5,886	$167,194

Accumulated depreciation and depletion
At December 31, 2016	$-	$67	$971	$7,129	$2,679	$-	$5	$10,851
Additions	-	261	2,444	6,489	2,358	-	466	12,018
Disposals	-	-	-	(265)	(27)	-	-	(292)
At December 31, 2017	$-	$328	$3,415	$13,353	$5,010	$-	$471	$22,577
Additions	-	42	407	1,847	582	-	98	2,976
Disposals	-	-	-	-	-	-	-	-
At March 31, 2018	$-	$370	$3,822	$15,200	$5,592	$-	$569	$25,553

Carrying values
At December 31, 2017	$3,969	$4,952	$47,358	$56,713	$23,387	$54	$5,415	$141,848
At March 31, 2018	$4,008	$4,910	$47,301	$56,056	$22,805	$1,244	$5,317	$141,641

6.	Loan Payable

As at March 31, 2018 and December 31, 2017, equipment financing balances are as follows:

	March 31, 2018	December 31, 2017
Balance, beginning of the year	$17,243	$15,150
Additions	654	10,727
Principal repayments	(1,898)	(6,192)
Down payments and taxes	(140)	(1,839)
Settlements	-	(603)
Balance, end of the year	$15,859	$17,243

Current portion	$7,709	$7,629
Non-current portion	$8,150	$9,614

The terms of the equipment financing agreements are as follows:

	March 31, 2018	December 31, 2017
Total acquisition costs	$37,690	$35,692
Interest rates	0.00% ~ 4.50%	0.00% ~ 4.50%
Monthly payments	$5 ~ 74	$5 ~ 74
Average remaining life (years)	1.91	2.13

For the three months ended March 31, 2018, the Company made total down payments of $140 (December 31, 2017 – $1,839). The down payments consist of the sales tax on the assets and a 10% payment of the pre-tax purchase price. All of the loan agreements are for a term of four years, except two which are for three years, and are secured by the underlying asset.

8 | P a g e

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2018 and 2017

(amounts expressed in thousands of US dollars, except shares amounts - Unaudited)

6.	Loan Payable (continued)

The following table outlines the principal payments to be made for each of the remaining years:

Years	Principal Payments
2019	$7,709
2020	4,748
2021	2,523
2022	879
Total	$15,859

7.	Derivative Liabilities

Share Purchase Warrants – Clay loans (Related Party (see Note 12 (ii))

On June 8, 2015, the Company issued 10,000,000 share purchase warrants to the Clay Group (the “June 2015 Warrants”) in connection with the June 2015 Loan. On February 22, 2018, the Company completed a rights offering at a share price lower than the original exercise price of $0.95 of the June 2015 Warrants. As per an anti-dilution provision included in the June 2015 Loan agreement, the exercise price of the June 2015 Warrants was revised to $0.7831 on the rights offering completion date. The expiry date of June 8, 2020 of the June 2015 Warrants remains unchanged.

On November 18, 2016, the Company issued 8,000,000 share purchase warrants to the Clay Group (the “November 2016 Warrants”) in connection with the November 2016 Loan. On February 22, 2018, the Company completed a rights offering at a share price lower than the original exercise price of $0.85 of the November 2016 Warrants. As per an anti-dilution provision included in the November 2016 Loan agreement, the exercise price of the November 2016 Warrants was revised to $0.6650 on the rights offering completion date. The expiry date of November 18, 2021 of the November 2016 Warrants remains unchanged.

The share purchase warrants meet the definition of a derivative liability instrument as the exercise price is not a fixed price as described above. Therefore, the settlement feature does not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15.

The fair value of the derivative liabilities related to the Clay Group share purchase warrants as at March 31, 2018 is $303 (December 31, 2017 – $441). The derivative liabilities were calculated using the binomial and the Black-Scholes pricing valuation models with the following assumptions:

Warrants related to June 2015 Loan	March 31, 2018	December 31, 2017
Risk-free interest rate	1.88%	1.73%
Expected life of derivative liability	2.19 years	2.44 years
Expected volatility	69.63%	78.59%
Dividend rate	0.00%	0.00%

Warrants related to November 2016 Loan	March 31, 2018	December 31, 2017
Risk-free interest rate	1.88%	1.73%
Expected life of derivative liability	3.65 years	3.89 years
Expected volatility	75.16%	75.69%
Dividend rate	0.00%	0.00%

9 | P a g e

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2018 and 2017

(amounts expressed in thousands of US dollars, except shares amounts - Unaudited)

7.	Derivative Liabilities (continued)

Share Purchase Warrants – Clay loans (Related Party) (continued)

The change in the derivative share purchase warrants is as follows:

	March 31, 2018	December 31, 2017
Balance, beginning of the period	$439	$5,458
Change in fair value	(137)	(5,019)
Balance, end of the period	$302	$439

Share Purchase Warrants

On July 25, 2016, the Company issued a total of 6,317,700 share purchase warrants with an exercise price of C$2.00 and an expiry date of July 25, 2019. As at March 31, 2018, the Company re-measured the share purchase warrants and determined the fair value of the derivative liability to be $1.

8.	Asset Retirement Obligations

Reclamation Financial Assurance

The Company is required to provide the Bureau of Land Management, the State Office of Mine Reclamation and Kern County with a revised reclamation cost estimate annually.  The financial assurance is adjusted once the cost estimate is approved.

This estimate, once approved by state and county authorities, forms the basis of reclamation financial assurance. The reclamation assurance provided as at March 31, 2018 was $1,500 (December 31, 2017 – $1,465).

The Company is also required to provide financial assurance with the Lahontan Regional Water Quality Control Board (the “Regional Board”) for closure and reclamation costs related to the lined impoundments, which are defined as the Stage 1 and Stage 2 heap leach pads, the overflow pond, and the solution collection channel. The reclamation financial assurance estimate as at March 31, 2018, is $2,450 (December 31, 2017 – $1,869).

10 | P a g e

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2018 and 2017

(amounts expressed in thousands of US dollars, except shares amounts - Unaudited)

8.	Asset Retirement Obligations (continued)

Reclamation Financial Assurance (continued)

In addition to the above, the Company is required to obtain and maintain financial assurance for initiating and completing corrective action and remediation of a reasonably foreseeable release from the Project’s waste management units as required by the Regional Board. The reclamation financial assurance estimate as at March 31, 2018 is $278 (December 31, 2017 – $278).

The Company entered into $4,228 (2017 – $3,612) in surety bond agreements in order to release its reclamation deposits and posted a portion of the financial assurance due in 2017. The Company pays a yearly premium of $90 (2017 – $90). Golden Queen Ltd. has provided a corporate guarantee on the surety bonds.

Asset Retirement Obligation

The total asset retirement obligation as at March 31, 2018, was $2,229 (December 31, 2017 – $1,838).

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and remediate its property based on its activities to date. As at March 31, 2018, the Company estimates the cash outflow related to these reclamation activities will be incurred in 2028. Reclamation provisions are measured at the expected value of future cash flows discounted to their present value using a discount rate based on a credit adjusted risk-free interest rate of 8.34% and an inflation rate of 2.41%.

The following is a summary of asset retirement obligations:

	March 31, 2018	December 31, 2017
Balance, beginning of the period	$1,838	$1,366
Accretion	42	126
Changes in cash flow estimates	349	346
Balance, end of the period	$2,229	$1,838

9.	Share Capital

The Company’s common shares outstanding are no par value, voting shares with no preferences or rights attached to them.

Common shares

On January 17, 2017, the Company issued 100,000 shares for a total of $59 as finder fees which were recognized in general and administrative expenses in connection with the declaration of commercial production in December 2016.

On February 22, 2018, the Company closed a rights offering and issued 188,952,761 shares for total gross proceeds of $25,036. The Company paid associated fees of $668 which were classified as share issue costs.

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

11 | P a g e

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2018 and 2017

(amounts expressed in thousands of US dollars, except shares amounts - Unaudited)

9.	Share Capital (continued)

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

The following is a summary of stock option activity during the three months ended March 31, 2018:

	Shares	Weighted Average Exercise Price per Share
Options outstanding, December 31, 2016	1,555,000	$0.85
Options granted	1,605,001	$0.38
Options forfeited	(166,667)	$0.64
Options expired	(393,333)	$1.13
Options outstanding, December 31, 2017 and March 31, 2018	2,600,001	$0.54

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

The fair value of stock options granted as above was calculated using the following weighted average assumptions:

2017
Expected life (years)	5.00
Interest rate	1.18% ~ 1.70%
Volatility	77.29% ~ 79.17%
Dividend yield	0.00%

During the three months ended March 31, 2018, the Company recognized $45 (2017 – $34) in stock-based compensation relating to employee stock options that were issued and/or had vesting terms.

12 | P a g e

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2018 and 2017

(amounts expressed in thousands of US dollars, except shares amounts - Unaudited)

9.	Share Capital (continued)

Stock options (continued)

The following table summarizes information about stock options outstanding and exercisable as at March 31, 2018:

Expiry Date	Number Outstanding	Number Exercisable	Remaining Contractual Life (years)	Weighted Average Exercise Price
June 3, 2018	50,000	50,000	0.18	$1.16
September 3, 2018	150,000	150,000	0.43	$1.59
September 8, 2020	430,000	430,000	2.44	$0.58
November 30, 2021	365,000	121,666	3.67	$0.66
March 20, 2022	400,002	133,334	3.97	$0.65
October 20, 2022	1,204,999	-	4.56	$0.29
Balance, March 31, 2018	2,600,001	885,000	3.67	$0.54

As at March 31, 2018, the aggregate intrinsic value of the outstanding exercisable options was $nil (December, 31, 2017 – $nil).

Warrants

As at March 31, 2018, 24,317,700 warrants were outstanding (December 31, 2017 – 24,317,700).

The following table summarizes information about share purchase warrants outstanding:

Expiry Date	Number Outstanding	Remaining Contractual Life (years)	Exercise Price
June 8, 2020 (1)	10,000,000	2.19		$0.7831
July 25, 2019	6,317,700	1.32	C$	2.0000
November 18, 2021 (1)	8,000,000	3.64		$0.6650
Balance, March 31, 2018	24,317,700	2.44
(1)	Non-tradable share purchase warrants.

10.	General and Administrative Expenses

General and administrative expenses are incurred to support the administration of the business that are not directly related to production. Significant components of general and administrative expenses are comprised of the following:

	Three Months Ended March 31,	Three Months Ended March 31,
	2018	2017
Audit, legal and professional fees	$240	$288
Salaries and benefits and director fees	503	560
Regulatory fees and licenses	79	53
Insurance	139	133
Corporate administration	293	382
	$1,254	$1,416

13 | P a g e

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2018 and 2017

(amounts expressed in thousands of US dollars, except shares amounts - Unaudited)

11.	Loss Per Share

	Three Months Ended March 31,	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss attributable to the shareholders of the Company - numerator for basic and diluted loss per share	$(6,050)	$(2,426)
Denominator:
Weighted average number of common shares outstanding - basic and diluted	188,829,263	111,080,008

Loss per share – basic and diluted	$(0.03)	$(0.02)

Weighted average number of shares for the three months ended March 31, 2018 excludes 2,600,001 options (December 31, 2017 – 2,600,001) and 24,317,700 warrants (December 31, 2017 – 24,317,700) that were antidilutive.

12.	Related Party Transactions

Except as noted elsewhere in these consolidated financial statements, related party transactions are disclosed as follows:

(i)	Compensation of Key Management Personnel, Transactions with Related Parties and Related Party Balances

For the three months ended March 31, 2018, the Company recognized $195 (for the three months ended March 31, 2017 – $218) salaries and fees for Officers and Directors.

As at March 31, 2018, $nil (December 31, 2017 – $38) was included in prepaid expenses and other current assets for closing fees paid to related parties.

As at March 31, 2018, $835 (December 31, 2017 – $463 for amended fees and accrued interest payable to related parties) was included in accounts payable and accrued liabilities for accrued interest payable to related parties and salaries and fees payable to Officers and Directors.

(ii)	Note Payable

On November 18, 2016, the Company entered into a loan with the Clay Group for $31,000 (the “November 2016 Loan”), due on May 21, 2019 and an annual interest rate of 8%, payable quarterly. In connection with the November 2016 Loan the Company issued 8,000,000 common share purchase warrants exercisable for a period of five years expiring November 21, 2021. The common share purchase warrants have an exercise price of $0.85.

On November 10, 2017, the Company and the Clay Group agreed to amend the November 2016 Loan by reducing the 2018 quarterly and 2019 Q1 principal payments from $2,500 to $1,000, adding the reduction of such payments pro-rata to the remaining 2019 payments, and increasing the annual interest rate from 8% to 10% effective January 1, 2018 (the “November 2017 Loan”). This amendment was accounted for as a debt modification.

14 | P a g e

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2018 and 2017

(amounts expressed in thousands of US dollars, except shares amounts - Unaudited)

12.	Related Party Transactions (continued)

(ii)	Note Payable (continued)

The following table summarizes activity on the notes payable:

	March 31, 2018	December 31, 2017
Balance, beginning of the period	$30,099	$26,347
Interest payable transferred to principal balance	-	2,212
Accretion of discount on loans	490	1,940
Capitalized financing and legal fees	-	(400)
Accretion of capitalized financing and legal fees	65	-
Repayment of loans and interest	(4,712)	-
Balance, end of the period	$25,942	$30,099

Current portion	$4,000	$7,712
Non-current portion	$21,942	$22,387

(iii)	Amortization of Discounts and Interest Expense

The following table summarizes the amortization of discounts and interest on loan:

	Three Months Ended March 31,	Three Months Ended March 31,
	2018	2017
Accretion of the November 2017 Loan discount	$490	$286
Accretion of capitalized financing and legal fees	65	-
Interest expense related to the November 2017 Loan	713	626
Closing and commitment fees related to the Credit Facility	30	-
Interest expense related to Komatsu financial loans (1)	235	135
Accretion of discount and interest on loan	$1,533	$1,047
(1)	Komatsu is not a related party and has only been included in the above table to reconcile the total interest expense incurred for the period to the amounts capitalized and expensed.

(iv)	Joint Venture Transaction

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

If a member becomes less than a 20% interest holder, its remaining interest will (ultimately) be terminated through one of 3 events at the non-diluted member’s option:

a.	Through conversion to a net smelter royalty (“NSR”);
b.	Through a buy-out (at fair value) by the non-diluted member; or
c.	Through a sale process by which the diluted member’s interest is sold.

The net assets of GQM LLC as at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
Assets, GQM LLC	$156,998	$149,095
Liabilities, GQM LLC	(23,221)	(28,024)
Net assets, GQM LLC	$133,777	$121,071

15 | P a g e

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2018 and 2017

(amounts expressed in thousands of US dollars, except shares amounts - Unaudited)

12.	Related Party Transactions (continued)

(iv)	Joint Venture Transaction (continued)

Included in the assets above, is $9,622 (December 31, 2017 – $2,606) in cash held by GQM LLC which is directed specifically to fund capital expenditures required to continue with production and to settle GQM LLC’s obligations. The liabilities of GQM LLC do not have recourse to the general credit of Golden Queen except for $2,203 for two mining drill loans and $4,228 in surety bond agreements.

Non-Controlling Interest

The carrying value of the non-controlling interest is adjusted for net income and loss, distributions and contributions pursuant to ASC 810-10 based on the same percentage allocation used to calculate the initial book value of temporary equity.

	Three Months Ended March 31,	Three Months Ended March 31,
	2018	2017
Net and comprehensive loss in GQM LLC	$(7,294)	$(779)
Non-controlling interest percentage	50%	50%
Net and comprehensive loss attributable to non-controlling interest	$(3,646)	$(390)

Net and comprehensive loss attributable to permanent non-controlling interest	$(2,188)	$(234)
Net and comprehensive loss attributable to temporary non-controlling interest	$(1,458)	$(156)

	Permanent Non-Controlling Interest	Temporary Non-Controlling Interest
Carrying value of non-controlling interest, December 31, 2016	$39,326	$26,219
Net and comprehensive loss for the year	(3,005)	(2,005)
Carrying value of non-controlling interest, December 31, 2017	$36,321	$24,214
Capital contribution	10,000	-
Net and comprehensive loss for the period	(2,188)	(1,458)
Carrying value of non-controlling interest, March 31, 2018	$44,133	$22,756

(v)	Credit Facility

On May 23, 2017, GQM LLC entered into a $5,000 one-year revolving credit agreement (the “Credit Facility”) in which Gauss Holdings LLC and Auvergne, LLC agreed to extend credit in the form of loans to GQM LLC. The Credit Facility commenced on July 1, 2017, bears interest at a rate of 12% per annum and is subject to a commitment fee of 1% per annum. For the three months ended March 31, 2018, GQM LLC paid commitment fees of $30 (2017 – $nil). As at March 31, 2018, GQM LLC has drawn $nil (December 31, 2017 – $3,000) from the Credit Facility.

13.	Commitments and Contingencies

Royalties

The Company has acquired a number of mineral property interests outright. It has acquired exclusive rights to explore, develop and mine other portions of the Mine under various mining lease agreements with landowners. Royalty amounts due to each landholder over the life of the Mine vary with each property.

16 | P a g e

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2018 and 2017

(amounts expressed in thousands of US dollars, except shares amounts - Unaudited)

13.	Commitments and Contingencies (continued)

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

The three levels of the fair value hierarchy are as follows:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

	March 31, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party (see Note 8)	$302	$-	$302	$-
Share purchase warrants – (see Note 8)	1	-	1	-
	$303	$-	$303	$-

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party (see Note 8)	$439	$-	$439	$-
Share purchase warrants – (see Note 8)	2	-	2	-
	$441	$-	$441	$-

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

17 | P a g e

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2018 and 2017

(amounts expressed in thousands of US dollars, except shares amounts - Unaudited)

14.	Financial Instruments (continued)

Credit Risk (continued)

The Company maintains its US Dollar and Canadian Dollar cash in bank accounts with major financial institutions with high credit standings. Cash deposits held in the United States are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250 and Canadian Dollar cash deposits held in Canada are insured by the Canada Deposit Insurance Corporation (“CDIC”) for up to C$100.

Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to US Dollar deposits held in Canadian financial institutions. As at March 31, 2018, the Company’s cash balances held in United States and Canadian financial institutions include $17,880, which are not fully insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

Interest Rate Risk

The Company holds approximately 55% of its cash in bank deposit accounts with a single major financial institution. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash balances during the three months ended March 31, 2018, a 1% decrease in interest rates would have reduced the interest income for the three months ended March 31, 2018, by an immaterial amount.

Foreign Currency Exchange Risk

Certain purchases of corporate overhead items are denominated in Canadian Dollar. As a result, currency exchange fluctuations may impact the costs of operations. Specifically, the appreciation of the Canadian Dollar against the US Dollar may result in an increase in the Canadian operating expenses in US dollar terms. As at March 31, 2018, the Company maintained the majority of its cash balance in US Dollars. The Company currently does not engage in any currency hedging activities.

18 | P a g e

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of the operating results and financial condition of Golden Queen Mining Co. Ltd. (“Golden Queen”, “GQM Ltd.”, “Company”, “we”, “our” or “us”) is as at May 9, 2018 and should be read in conjunction with the unaudited condensed consolidated interim financial statements of the Company for the three months ended March 31, 2018 and the notes thereto.

The information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is prepared in accordance with US generally accepted accounting principles (“US GAAP”). All amounts herein are presented in thousands of US dollars, except per share amounts, or unless otherwise noted.

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

Mr. Tim Mazanek, SME is a qualified person for the purposes of NI 43-101 and has reviewed and approved the technical information in this Form 10-Q.

The Soledad Mountain Mine

Overview

The Company is engaged in the operation of the Soledad Mountain Mine (“the Mine”), located in the Mojave Mining District, Kern County, California. The Company owns 50% of Golden Queen Mining Company, LLC (“GQM LLC”), the operator of the Mine. The remaining 50% is owned by Gauss LLC (“Gauss”). The Mine is located just outside the town of Mojave in southern California and utilizes conventional open pit mining methods and cyanide heap leach and Merrill-Crowe processes to recover gold and silver from crushed, agglomerated ore. The Mine also produces aggregate.

Highlights: First Quarter Highlights

•	Total of 3.8 million tons of ore and waste were mined including 1,135 kt of ore;
•	Plant processed a total of 806 kt of ore at an average grade of 0.019 oz/t; and
•	6,579 ounces of gold and 58,024 ounces of silver were produced.

Project Update

In the fourth quarter of 2017, management accelerated the development of the East Pit to access production of sufficient higher-grade ore. In the first quarter of 2018, almost all of the Mine’s production was sourced from the East Pit. Mining results from the East Pit have shown significant positive reconciliation for both tons and grade with the mine plan. Operations during the first quarter of 2018 showed continued improvement in gold ounces loaded on the pad. Mining of the East Pit progressed on schedule.

19 | P a g e

In the second half of 2017, the plant extracted more gold from the leach pad than the net recoverable ounces loaded due to the low grade of the ore loaded during this period, as shown in the figure below. In the first quarter of 2018, the Mine has experienced a lack of available ounces translating to doré as the gold loaded solution circulating on the pad was purged of its gold content during the fourth quarter of 2017. The monthly recoverable gold ounces loaded on leach pad have steadily increased since September 2017, but the impact on production will be from the second quarter of 2018 onward.

Leaching performance is matching the feasibility study - total apparent gold recovery to March 31, 2018 is 71.5%, which Management believes is on track to achieve the life of mine 80% gold recovery.

In the first quarter of 2018, the Company continues to develop the East Pit. It is anticipated that the transition to the East Pit will provide the majority of ore production for at least the next two years where higher ore tonnage and grade and lower waste tons are expected. The plan is to increase delivery of ounces to the heap leach pad by selectively mining higher grade tons as much as practical.

In the process area, pad-loading tonnage and average grade are expected to increase compared to the fourth quarter of 2017. Taking advantage of the good porosity of the heap, flow to the Merrill-Crowe plant is expected to be at capacity. As a result of higher grades in the East Pit and the improved plant throughput, gold production is anticipated to increase throughout the year.

A drilling program commenced in January 2018 and is now complete. A total of 19,520 feet of reverse circulation drilling was completed over 21 holes. This drill program was designed to increase confidence in the currently modelled ore grades and tonnage associated with the Golden Queen vein structure, to improve the Company’s understanding of the Patience vein structure potentially adding ounces to the Company’s reserves and to investigate the Silver Queen vein structure (where historical underground development is illustrated on historic maps but not evidenced in historic extraction reports). The drill results will be analyzed during the second quarter of the year.

As well, the Company is in the process of permitting additional infrastructure for ongoing operations and planned activities that are expected to extend the mine life of Soledad Mountain beyond the initial 11 years contemplated in the 2015 Feasibility Study.  The process is anticipated to take approximately 1 to 2 years.

For the three months ended March 31, 2018, the Company recorded aggregate sales of $6. In 2017, the Company was added to the California AB 3098 list, which allows the Company to sell its aggregate to state and municipal agencies. The Company will not include the sale of aggregate in cash flow projections until such time as a long-term contract for the sale of products has been secured.

There is a total of 218 employees currently on site.

20 | P a g e

Results of Operations

The following are the results of operations for the three months ended March 31, 2018 and 2017:

		Three months ended:
		March 31,	March 31,
		2018	2017
Mining - Key Metrics
Ore mined	k ton	1,135	852
Waste mined: ore mined ratio	ore mined ratio	2.3:1	3.8:1
Gold grade placed	oz/ton	0.019	0.019
Silver grade placed	oz/ton	0.313	0.232
Gold sold	oz	6,529	11,160
Silver sold	oz	53,612	62,095
Apparent cumulative recovery - gold (1)%		71.5%	63.3%
Apparent cumulative recovery - silver (1)%		27.1%	25.3%

Financial (1)
Revenue		$9,585	14,804
Income (loss) from mine operations		$(6,449)	457
General and administrative expenses		$(1,254)	(1,416)
Total other expenses		$(1,360)	(1,857)
Net and comprehensive loss		$(9,063)	(2,816)
Net and comprehensive loss attributable to GQM Ltd.		$(5,417)	(2,426)
Average realized gold price (1)	$/oz sold	1,330	1,228
Average realized silver price (1)	$/oz sold	16.70	17.59
Total cash costs - net of by-product credits (1)	$/Au oz produced	2,090	1,019
All-in sustaining costs - net of by-product credits (1)	$/Au oz produced	2,413	1,663
Total cash costs (1)	$/t placed	18.06	16.08
Off-site costs (1)	$/t placed	0.61	0.84

(1)	total cash costs, all-in sustaining costs, apparent cumulative recovery, off-site costs, average realized gold price and average realized silver price are financial performance measures with no standard meaning under US GAAP. Refer to “Non-US GAAP Financial Performance Measures” for further information.

Financial Results

For the three months ended March 31, 2018, the Company generated revenues from operations of $9,585 from the sale of 6,529 ounces of gold and 53,612 ounces of silver compared to revenues of $14,804 from the sale of 11,160 ounces of gold and 62,095 ounces of silver during the comparable period in 2017, a decrease in revenue of $5,219.

The decrease in revenue is mainly due to a lack of available ounces translating to doré on the leach pad. Although 15,094 ounces of gold was placed on the leach pad in the first quarter of 2018 compared to 14,178 ounces in the first quarter of 2017, revenues from ounces of gold placed on the leach pad will not be realized until later in the year. Because of this situation, the Mine recorded a higher cost per ton (less tons mined) and a higher cost per ounce (less ounces produced).

The costs, excluding depreciation and depletion, applicable to sales incurred during the three months ended March 31, 2018 were $14.6 million (three months ended March 31, 2017 - $11.6 million). The cost of sales, excluding depreciation and depletion, in the current quarter were relatively consistent with the prior quarter (three months ended December 31, 2017 - $15.9 million) and increased compared to respective quarter in prior year due to expensing $4.5 million of costs to ensure inventory was recognized at net realizable value. Costs of sales include mining, processing, maintenance and site support costs. Also, included in the costs of sales are refining, transportation costs, royalties and property taxes.

21 | P a g e

Depreciation and depletion expenses during the three months ended March 31, 2018 were $2,976 compared to $2,756 for the same period in 2017, an increase of $220. The increase in 2018 compared to 2017 was mainly due to the addition of depreciable fixed assets of $19,409 in the third and fourth quarters in 2017.

General and administrative expenses for the three months ended March 31, 2018 were $1,254 compared to $1,416 for the three months ended March 31, 2017, a decrease of $162. The decrease in 2018 compared to 2017 was mainly a result of a decrease in corporate administration costs.

For the three months ended March 31, 2018, the Company incurred finance expenses of $1,533 compared to $1,047 for the three months ended March 31, 2017, an increase of $486. The increase in finance expenses was mainly due to an increase of 2% in the interest rate on the Clay Loan resulting in additional interest of $87 payable, and increased accretion of $269 recorded on the Clay Loan.

For the three months ended March 31, 2018, the Company recorded a gain on derivative instruments of $138 compared to a loss on derivative instruments of $481 for the three months ended March 31, 2017. The gain in 2018 was due to a decrease in the Company’s share price whereas the loss in 2017 was due to an increase in the Company’s share price.

Summary of Quarterly Results

Results for the eight most recent quarters are set out in the table below:

	Results for the quarter ended:
	31-Mar-18	31-Dec-17	30-Sep-17	30-Jun-17
Revenue	$9,585	$13,939	$16,496	$16,882
Net and comprehensive income (loss)	$(9,063)	$(1,327)	$(3,224)	$1,192
Net and comprehensive income (loss) attributable to GQM Ltd.	$(5,417)	$2,188	$(1,889)	962
Basic net income (loss) per share	$(0.03)	$0.02	$(0.02)	$0.01
Diluted net income (loss) per share	$(0.03)	$0.02	$(0.02)	$0.01

	Results for the quarter ended:
	31-Mar-17	31-Dec-16	30-Sep-16	30-Jun-16
Revenue	$14,804	$10,278	$13,451	$3,464
Net and comprehensive income (loss)	$(2,816)	$(434)	$3,591	$(3,568)
Net and comprehensive income (loss) attributable to GQM Ltd.	$(2,426)	$868	2,738	(2,109)
Basic net income (loss) per share	$(0.02)	$0.01	$0.03	$(0.02)
Diluted net income (loss) per share	$(0.02)	$0.01	$0.03	$(0.02)

During the three months ended March 31, 2018, net and comprehensive loss was $9,063 mainly as a result of loss from mine operations of $6,449 due to higher direct mining costs as a result of developing the East Pit and lower revenues due to lower production as a result of less available gold ounces on the leach pad.

In general, the results of operations can vary from quarter to quarter depending upon the nature, timing and cost of activities undertaken, whether or not the Company incurs gains or losses on foreign exchange or grants stock options, and the movements in its derivative liability.

22 | P a g e

Reclamation Financial Assurance and Asset Retirement Obligation

Reclamation Financial Assurance

The Company is required to provide the Bureau of Land Management, the State Office of Mine Reclamation and Kern County with a revised reclamation cost estimate annually.  The financial assurance is adjusted once the cost estimate is approved.

This estimate, once approved by state and county authorities, forms the basis of reclamation financial assurance. The reclamation assurance provided as at March 31, 2018 was $1,500 (December 31, 2017 – $1,465).

The Company is also required to provide financial assurance with the Lahontan Regional Water Quality Control Board (the “Regional Board”) for closure and reclamation costs related to the lined impoundments, which are defined as the Stage 1 and Stage 2 heap leach pads, the overflow pond, and the solution collection channel. The reclamation financial assurance estimate as at March 31, 2018, is $2,450 (December 31, 2017 – $1,869).

In addition to the above, the Company is required to obtain and maintain financial assurance for initiating and completing corrective action and remediation of a reasonably foreseeable release from the Project’s waste management units as required by the Regional Board. The reclamation financial assurance estimate as at March 31, 2018 is $278 (December 31, 2017 – $278).

The Company entered into $4,228 (2017 – $3,612) in surety bond agreements in order to release its reclamation deposits and posted a portion of the financial assurance due in 2017. The Company pays a yearly premium of $90 (2016 – $90). GQM Ltd. has provided a corporate guarantee on the surety bonds.

Asset Retirement Obligation

The total asset retirement obligation as at March 31, 2018, was $2,229 (December 31, 2017 – $1,838).

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and remediate its property based on its activities to date. As at March 31, 2018, the Company estimates the cash outflow related to these reclamation activities will be incurred in 2028. Reclamation provisions are measured at the expected value of future cash flows discounted to their present value using a discount rate based on a credit adjusted risk-free interest rate of 8.34% and an inflation rate of 2.41%.

The following is a summary of asset retirement obligations:

	March 31, 2018	December 31, 2017
Balance, beginning of the period	$1,838	$1,366
Accretion	42	126
Changes in cash flow estimates	349	346
Balance, end of the period	$2,229	$1,838

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Transactions with Related Parties

Except as noted elsewhere in this Form 10-Q, related party transactions are disclosed as follows:

(i)	Compensation of Key Management Personnel, Transactions with Related Parties and Related Party Balances

For the three months ended March 31, 2018, the Company recognized $195 (for the three months ended March 31, 2017 – $218) salaries and fees for Officers and Directors.

23 | P a g e

As at March 31, 2018, $nil (December 31, 2017 – $38) was included in prepaid expenses and other current assets for closing fees paid to related parties.

As at March 31, 2018, $835 (December 31, 2017 – $463 for amended fees and accrued interest payable to related parties) was included in accounts payable and accrued liabilities for accrued interest payable to related parties and salaries and fees payable to Officers and Directors.

(ii)	Note Payable

On November 18, 2016, the Company entered into a loan with the Clay Group for $31,000 (the “November 2016 Loan”), due on May 21, 2019 and an annual interest rate of 8%, payable quarterly. In connection with the November 2016 Loan the Company issued 8,000,000 common share purchase warrants exercisable for a period of five years expiring November 21, 2021. The common share purchase warrants have an exercise price of $0.85.

On November 10, 2017, the Company and the Clay Group entered into a letter agreement (the “Letter Agreement”) pursuant to which they agreed to amend the November 2016 Loan by reducing the 2018 quarterly and 2019 Q1 principal payments from $2,500 to $1,000, adding the reduction of such payments pro-rata to the remaining 2019 payments, and increasing the annual interest rate from 8% to 10% effective January 1, 2018 (the “November 2017 Loan”). On February 22, 2018, the Company and the Clay Group entered into definitive agreements to amend the terms of the November 2016 Loan and the registration rights agreement in accordance with the Letter Agreement.

The following table summarizes activity on the notes payable:

	March 31, 2018	December 31, 2017
Balance, beginning of the period	$30,099	$26,347
Interest payable transferred to principal balance	-	2,212
Accretion of discount on loans	490	1,940
Capitalized financing and legal fees	-	(400)
Accretion of capitalized financing and legal fees	65	-
Repayment of loans and interest	(4,712)	-
Balance, end of the period	$25,942	$30,099

Current portion	$4,000	$7,712
Non-current portion	$21,942	$22,387

(iii)	Amortization of Discounts and Interest Expense

The following table summarizes the amortization of discounts and interest on loan:

	Three Months Ended March 31,	Three Months Ended March 31,
	2018	2017
Accretion of the November 2017 Loan discount	$490	$286
Accretion of capitalized financing and legal fees	65	-
Interest expense related to the November 2017 Loan	713	626
Closing and commitment fees related to the Credit Facility	30	-
Interest expense related to Komatsu financial loans (1)	235	135
Accretion of discount and interest on loan	$1,533	$1,047

(1) Komatsu is not a related party and has only been included in the above table to reconcile the total interest expense incurred for the period to the amounts capitalized and expensed.

24 | P a g e

(iv)	Joint Venture

The net assets of GQM LLC as at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
Assets, GQM LLC	$156,998	$149,095
Liabilities, GQM LLC	(23,221)	(28,024)
Net assets, GQM LLC	$133,777	$121,071

Included in the assets above, is $9,622 (December 31, 2017 – $2,606) in cash held by GQM LLC which is directed specifically to fund capital expenditures required to continue with production and to settle GQM LLC’s obligations. The liabilities of GQM LLC do not have recourse to the general credit of Golden Queen except for $2,203 for two mining drill loans and $4,228 in surety bond agreements.

(v)	Revolving credit

On May 23, 2017, GQM LLC entered into a $5,000 one-year revolving credit agreement (the “Credit Facility”) in which Gauss Holdings LLC and Auvergne, LLC agreed to extend credit in the form of loans to GQM LLC. The Credit Facility commenced on July 1, 2017, bears interest at a rate of 12% per annum and is subject to a commitment fee of 1% per annum. For the three months ended March 31, 2018, GQM LLC paid commitment fees of $30 (2017 – $nil). As at March 31, 2018, GQM LLC has drawn $nil (December 31, 2017 – $3,000) from the Credit Facility.

Fair Value of Financial Instruments

Fair Value Measurements

The three levels of the fair value hierarchy are as follows:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

	March 31, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party (see Note 8)	$302	$-	$302	$-
Share purchase warrants – (see Note 8)	1	-	1	-
	$303	$-	$303	$-

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party (see Note 8)	$439	$-	$439	$-
Share purchase warrants – (see Note 8)	2	-	2	-
	$441	$-	$441	$-

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

25 | P a g e

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

The following table shows figures attributable to the Company only as at March 31, 2018:

	GQM LLC 100%	GQM LLC 50% Attributable to GQM Ltd.	GQM Ltd. on a Non- Consolidated Basis *	GQM Ltd. Attributable
		(1)	(2)	(1) + (2)
Cash	$9,622	$4,811	$8,608	$13,419
Short Term Debt	$7,709	$3,855	$4,000	$7,855
Long Term Debt	$8,150	$4,075	$21,942	$26,017
Working Capital	$7,341	$3,671	$3,596	$7,267

* includes GQM Holdings

The following table shows figures attributable to the Company only for the three months ended March 31, 2018:

	GQM LLC 100%	GQM LLC 50% Attributable to GQM Ltd.	GQM Ltd. on a Non- Consolidated Basis *	GQM Ltd. Attributable
		(1)	(2)	(1) + (2)
Revenue	$9,585	$4,793	$-	$4,793
Cost of sales including depreciation and depletion	$(15,894)	$(7,947)	$(98)	$(8,045)
Accretion expense	$(42)	$(21)	$-	$(21)
G&A Expenses	$(703)	$(352)	$(505)	$(857)
Share based payments	$-	$-	$(45)	$(45)
Decrease in fair value of derivative liability	$-	$-	$138	$138
Interest Expense	$(265)	$(133)	$(1,269)	$(1,387)
Interest Income	$25	$13	$9	$22
Net Loss	$(7,294)	$(3,647)	$(1,770)	$(5,417)

* includes GQM Holdings

Liquidity and Capital Resources

The Company has generated $98,899 in revenues from operations since inception and as at March 31, 2018, had an accumulated deficit of $93,917 and working capital of $10,937. On February 20, 2018, the Company successfully closed a rights offering for net proceeds of $24,368. The Company issued the full allotment of 188,952,761 common shares pursuant to the terms of the Offering. Partial proceeds were used to reduce the corporate debt, fund the Company’s 50% portion of costs required for the purchase of additional equipment for the Mine and to repay the Credit Facility.

26 | P a g e

Cash from operating activities:

For the three months ended March 31, 2018, $7,394 of cash was used in operating activities compared to $2,791 of cash generated from operating activities for the three months ended March 31, 2017. The increased use of cash in 2018 was primarily due to increased direct mining costs and reduced revenue in 2018 compared to 2017.

In the first quarter of 2018, the Company was still developing the East Pit resulting in higher costs in 2018 compared to 2017. As well, gold production in 2018 has been lower compared to 2017 resulting in lower revenues.

Cash used in investing activities:

For the three months ended March 31, 2018, $2,071 of cash was used in investing activities compared to $5,236 of cash used in investing activities for the three months ended March 31, 2017. The major use of cash in 2017 was the start of construction of leach pad phase 2; it was completed in the third quarter of 2017.

Cash from financing activities:

For the three months ended March 31, 2018, $24,758 of cash was generated from financing activities compared to $1,405 of cash used in financing activities for the three months ended March 31, 2017. The main financing activities of the Company during in 2018 was the closing of a rights offering partial proceeds from which was used to reduce the corporate debt, fund the Company’s 50% portion of costs required for the purchase of additional equipment for the Mine and to repay the Credit Facility and a capital contribution of $10,000 from the non-controlling interest.

Working capital:

The following table shows working capital as at March 31, 2018:

	GQM LLC 100%	GQM Ltd. on a Non-Consolidated Basis *	GQM Ltd. on a Consolidated Basis **
Current assets	$20,183	$8,660	$28,843
Current liabilities	(12,842)	(5,064)	(17,906)
Working capital	$7,341	$3,596	$10,937
*	includes GQM Holdings
**	includes GQM Holdings and GQM LLC

Golden Queen and GQM Holdings

As at March 31, 2018, Golden Queen and GQM Holdings had current assets of $8,660 (December 31, 2017 – $502) and current liabilities of $5,064 (December 31, 2017 – $9,194) for working capital of $3,596 (December 31, 2017 – working capital deficit of $8,692). The increase in current assets from December 31, 2017 is the mainly a result of and increase in cash from funds received from the rights offering. The decrease in current liabilities is a result of paying off principal and accrued interest payable on the November 2017 Clay Loan from the proceeds of the rights offering.

GQM LLC

As at March 31, 2018, GQM LLC had current assets of $20,183 (December 31, 2017 – $12,162) and current liabilities of $12,842 (December 31, 2017 – $16,572) for working capital of $7,341 (December 31, 2017 – working capital deficit of $4,410). The increase in current assets from December 31, 2017 is a result of capital contributions of $10,000 received from each of its Members, Golden Queen and Gauss. The decrease in current liabilities is due to paying off the Credit Facility from the capital contribution proceeds.

27 | P a g e

Outstanding Share Data

The number of shares issued and outstanding and the fully diluted share position are set out in the table below:

Item	No. of Shares
Shares issued and outstanding as at December 31, 2017	111,148,683
Shares issued as the result of a rights offering	188,952,761
Shares issued and outstanding as at March 31, 2018	300,101,444	Exercise Price	Expiry Date
Shares to be issued on exercise of directors and employees stock options	2,600,001	$0.29 to $1.59	From 06/03/18 to 10/20/22
Shares to be issued on exercise of warrants	24,317,700	$0.85 to $0.95 and CAD $2.00	From 06/08/20 to 11/18/21
Fully diluted May 9, 2018	327,019,145

The Company has unlimited authorized share capital

Non-US GAAP Financial Performance Measures

Non-US GAAP financial measures are intended to provide additional information only and do not have any standard meaning prescribed by generally accepted accounting principles. These measures should not be considered in isolation or as a substitute for performance measures prepared in accordance with US GAAP.

Total Cash Costs

Total cash costs are derived from amounts included in the statement of operations and include direct mining costs and site general and administrative costs. The direct mining costs shown on the table below include mine site operating costs such as mining, processing, smelting, refining, third party transportation costs, advanced minimum royalties and production costs less silver metals revenues. Management has determined that silver revenues when compared with gold revenues, are immaterial and therefore are considered a by-product of the production of gold.

The table below shows a reconciliation of total cash costs per gold ounce and cash costs per gold ounce on a by-product basis:

	Three months ended
	March 31,	December 31,
	2018	2017
Total Cash Costs
Mining	$7,376	$7,174
Processing	4,488	4,346
Indirect mining cost	1,972	2,308
Inventory changes and others	(820)	1,970
Direct mining costs	13,016	15,798
Site general and administrative expenses	732	897
Cash costs before by-product credits	13,748	16,695
Divided by gold produced (oz)	6,579	9,886
Cash costs per ounce of gold produced ($/oz)	2,090	1,689
Less: By-product silver credits per ounce ($/oz)	(136)	(123)
Total cash cost per ounce of gold produced on a by-product basis ($/oz)	$1,954	$1,566

Ore placed (tons)	806,450	837,779
Total cash costs ($/t placed)	18.06	17.52
Crusher mechanical availability (%)	65%	69%
Apparent cumulative recovery (1) – gold	71.5%	75.5%
Apparent cumulative recovery (1) - silver	27.1%	27.4%

(1) Note: Apparent cumulative recovery is the ratio of metal produced since beginning of leaching over total estimated metal contained in ore loaded to pad since beginning of operation.

28 | P a g e

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

The table below shows a reconciliation of cash costs per gold ounce on a by-product basis and all-in sustaining costs per ounce:

	Three months ended
	March 31,	December 31,
	2018	2017
All-in sustaining costs
Cash costs before by-product credits*	$13,748	$16,695
Silver by-product	(895)	(1,221)
Total cash cost after by-product	12,853	15,474
Corporate general and administrative expenses	522	549
Stock based compensation	45	68
Accretion expense	42	32
Sustaining capital	2,412	3,303
All-in sustaining costs	15,874	19,426
Divided by gold produced (oz)	6,579	9,886
All-in sustaining costs per gold ounce on a by-product basis	$2,413	$1,965

*The following table reconciles the above non-US GAAP measures to the most directly comparable US GAAP measures:

	Three months ended
	March 31,	December 31,
	2018	2017
Cost of goods sold	16,034	19,450
Less: depreciation and depletion	$(2,976)	$(3,526)
Less: accretion expense	(42)	(126)
Direct mining costs	13,016	15,798
Add: site general and administrative expenses	732	897
Cash costs before by-product credits	$13,748	$16,695

Summary of Significant Accounting Policies and Estimates

Full disclosure of the Company’s significant accounting policies and estimates in accordance with US GAAP can be found in notes of its audited consolidated financial statements for the year ended December 31, 2017.

Additional Information

Further information on Golden Queen Mining Co. Ltd. is available on the SEDAR web site at www.sedar.com and on the Company’s web site at www.goldenqueen.com.

29 | P a g e

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

Management’s report on internal control over financial reporting

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the Company has implemented a remediation plan and has addressed the deficiency previously noted in the areas of personnel and controls and has engaged an external consultant to assist in the documentation and review of its internal controls.

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

All policies can be viewed in full on the Company’s website at www.goldenqueen.com

For the three months ended March 31, 2018 and the year ended December 31, 2017, there were no reported instances of fraud.

30 | P a g e

Part II – Other Information

Item 1. Legal Proceedings

From time to time, we are a party to routine litigation and proceedings that are considered part of the ordinary course of our business. We are not aware of any material current, pending, or threatened litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

GQM LLC is the operator of the Project, which is located in Mojave in Kern County, California. The mine safety disclosures required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K are included in Exhibit 95.1 of this Quarterly Report. There was one lost-time accident at GQM LLC during the three months ended March 31, 2018.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing
10.1	First Amendment to Second Amended and Restated Term Loan Agreement dated February 22, 2018 among the Company, the Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009, EHT, LLC, and the Clay Family 2009 Irrevocable Trust Dated April 14, 2009	Filed herewith
10.2	First Amendment to Amended and Restated Registration Rights Agreement dated February 22, 2018 among the Company, the Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009, EHT, LLC, and the Clay Family 2009 Irrevocable Trust Dated April 14, 2009	Filed herewith
31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the US Securities Exchange Act of 1934	Filed herewith
31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the US Securities Exchange Act of 1934	Filed herewith
32.1	Section 1350 Certification of the Principal Executive Officer	Filed herewith
32.2	Section 1350 Certification of the Principal Financial Officer	Filed herewith
95.1	Mine Safety Disclosure	Filed herewith
101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three months ended March 31, 2018, formatted in XBRL	Filed herewith

31 | P a g e

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2018

GOLDEN QUEEN MINING CO. LTD.
(Registrant)

By:	/s/ Thomas M. Clay
Thomas M. Clay
Principal Executive Officer

By:	/s/ Guy Le Bel
Guy Le Bel
Principal Financial Officer

32 | P a g e