Form 10-Q
period 2018-06-30
GOLDEN QUEEN MINING CO LTD
filed 2018-08-09
CIK 1025362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As at August 9, 2018, the registrant’s outstanding common stock consisted of 300,101,444 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Golden Queen Mining Co. Ltd.

Condensed Consolidated Interim Financial Statements

June 30, 2018

(US dollars – Unaudited)

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Balance Sheets

(amounts expressed in thousands of US dollars - Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash	$10,538	$2,937
Inventories (Note 4)	17,108	9,028
Prepaid expenses and other current assets	792	699
Total current assets	28,438	12,664
Property, plant, equipment and mineral interests (Note 5)	141,407	141,848
Advance minimum royalties	304	304
Total Assets	$170,149	$154,816
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$5,249	$6,984
Credit facility (Note 12 (v))	-	3,000
Current portion of note payable (Note 12 (ii))	24,512	7,712
Current portion of loan payable (Note 6)	8,096	7,629
Derivative liability – Warrants (Note 7)	373	441
Total current liabilities	38,230	25,766
Note payable (Note 12 (ii))	-	22,387
Loan payable (Note 6)	8,306	9,614
Asset retirement obligation (Note 8)	2,413	1,838
Deferred tax liability	8,197	8,197
Total liabilities	57,146	67,802
Temporary Equity
Redeemable portion of non-controlling interest (Note 12 (iv))	23,250	24,214
Shareholders’ Equity
Common shares, no par value, unlimited shares authorized (2017 - unlimited); 300,101,444 (2017 – 111,048,683) shares issued and outstanding (Note 9)	95,494	71,126
Additional paid-in capital	43,933	43,853
Deficit accumulated	(94,549)	(88,500)
Total shareholders’ equity attributable to GQM Ltd.	44,878	26,479
Non-controlling interest (Note 9 (iv))	44,875	36,321
Total Shareholders’ Equity	89,753	62,800
Total Liabilities, Temporary Equity and Shareholders’ Equity	$170,149	$154,816

Going Concern (Note 2)

Commitments and Contingencies (Note 13)

Approved by the Directors:

“Thomas M. Clay”	“Bryan A. Coates”
Thomas M. Clay, Director	Bryan A. Coates, Director

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Statements of Income (Loss) and Comprehensive Income (Loss)

(amounts expressed in thousands of US dollars, except shares amounts - Unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Sales	$14,485	$16,882	$24,070	$31,686

Cost of Sales
Direct mining costs	(8,130)	(13,367)	(21,146)	(24,929)
Depreciation and depletion (Note 5)	(3,364)	(2,742)	(6,340)	(5,498)
Income (loss) from mine operations	2,991	773	(3,416)	1,259

General and administrative expenses (Note 10)	(879)	(712)	(2,133)	(2,128)
Operating income (loss)	2,112	61	(5,549)	(869)

Other income (expenses)
Gain (loss) on derivative instruments (Note 7)	(70)	2,375	68	1,894
Finance expense (Note 12 (iii) and 12 (v))	(1,441)	(1,250)	(2,974)	(2,297)
Interest income	37	37	72	63
Other expenses	(34)	(31)	(76)	(415)
Total other income (expenses)	(1,508)	1,131	(2,910)	(755)
Net and comprehensive income (loss) for the period	$604	$1,192	$(8,459)	$(1,624)
Less: Net and comprehensive loss (income) attributable to the non-controlling interest for the period (Note 12 (iv))	(1,236)	(230)	2,410	159
Net and comprehensive income (loss) attributable to Golden Queen Mining Co Ltd. for the period	$(632)	$962	$(6,049)	$(1,465)
Income (loss) per share – basic (Note 11)	$(0.00)	$0.01	$(0.02)	$(0.01)
Income (loss) per share – diluted (Note 11)	$(0.00)	$0.01	$(0.02)	$(0.01)

Weighted average number of common shares outstanding - basic	300,101,444	111,148,683	244,772,735	112,360,179
Weighted average number of common shares outstanding - diluted	300,101,444	111,148,683	244,772,735	112,360,179

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Statements of Shareholders’ Equity, Non-controlling Interest and Redeemable Portion of Non-controlling Interest

(amounts expressed in thousands of US dollars, except shares amounts- Unaudited)

	Common shares	Amount	Additional Paid-in Capital	Deficit Accumulated	Total Shareholders’ Equity attributable to GQM Ltd	Non- controlling Interest	Total Shareholders’ Equity	Redeemable Portion of Non- controlling Interest
Balance, December 31, 2016	111,048,683	$71,067	$43,652	$(87,335)	$27,384	$39,327	$66,711	$26,220
Issuance of common shares (Note 9)	100,000	59	-	-	59	-	59	-
Stock-based compensation	-	-	85	-	85	-	85	-
Net loss for the period	-	-	-	(1,465)	(1,465)	(95)	(1,560)	(64)
Balance, June 30, 2017	111,148,683	$71,126	$43,737	$(88,800)	$26,063	$39,232	$65,295	$26,156

Balance, December 31, 2017	111,148,683	$71,126	$43,853	$(88,500)	$26,479	$36,321	$62,800	$24,214
Issuance of common shares (Note 9)	188,952,761	24,368	-	-	24,368	-	24,368	-
Capital contribution from non-controlling interest	-	-	-	-	-	10,000	10,000	-
Stock-based compensation	-	-	80	-	80	-	80	-
Net loss for the period	-	-	-	(6,049)	(6,049)	(1,446)	(7,495)	(964)
Balance, June 30, 2018	300,101,444	$95,494	$43,933	$(94,549)	$44,878	$44,875	$89,753	$23,250

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Statements of Cash Flows

(amounts expressed in thousands of US dollars - Unaudited)

	Six Months Ended June 30,	Six Months Ended June 30,
	2018	2017
Operating Activities
Net loss for the period	$(8,459)	$(1,624)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation and depletion	6,340	5,498
Amortization of debt discount and interest accrual	1,124	740
Accretion expense	83	62
Change in fair value of derivative liabilities (Note 7)	(68)	(1,894)
Stock based compensation	80	85
Unrealized foreign exchange	(37)	(7)
Non-cash finder fees	-	59
Changes in non-cash working capital items:
Receivables	-	12
Prepaid expenses & other current assets	(93)	18
Inventory	(8,080)	(1,458)
Accounts payable & accrued liabilities	(1,598)	2,687
Interest payable	-	1,272
Cash generated from (used in) operating activities	(10,708)	5,450
Investment activities:
Additions to property, plant, equipment and mineral interests	(2,394)	(9,479)
Cash used in investing activities	(2,394)	(9,479)
Financing activity:
Issuance of common shares (Note 9)	24,368	-
Repayment of credit facility	(3,000)	-
Repayments of loan payable (Note 6)	(3,954)	(2,988)
Repayments of note payable and accrued interest (Note 12 (ii))	(6,711)	-
Capital contribution from non-controlling interest	10,000	-
Cash generated from (used in) financing activities	20,703	(2,988)
Net change in cash and cash equivalents	7,601	(7,017)
Cash and cash equivalents, beginning balance	2,937	13,301
Cash and cash equivalents, ending balance	$10,538	$6,284

Supplementary Disclosure of Cash Flow Information

	Three Months Ended June 30,	Three Months Ended June 30,
	2018	2017
Cash paid during the period for:
Interest on loan payable	$401	$285
Non-cash financing and investing activities:
Asset retirement costs charged to mineral property interests	$575	$173
Mining equipment acquired through issuance of debt	$3,113	$2,551
Mineral property expenditures included in accounts payable	$100	$1,081
Non-cash finders’ fee	$-	$59
Non-cash amortization of discount and interest expense	$1,124	$740
Interest payable converted to principal balance	$-	$922

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

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

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The accounting policies followed in preparing these condensed consolidated interim financial statements are those used by the Company as set out in the audited consolidated financial statements for the year ended December 31, 2017 other than noted below.

Certain information and note disclosures normally included for annual consolidated financial statements prepared in accordance with US GAAP have been omitted. These unaudited condensed consolidated interim financial statements should be read together with the audited consolidated financial statements of the Company for the year ended December 31, 2017.

In the opinion of Management, all adjustments considered necessary (including reclassifications and normal recurring adjustments) to present fairly the financial position, results of operations and cash flows as at June 30, 2018 and for all periods presented, have been included in these unaudited condensed consolidated interim financial statements. The interim results are not necessarily indicative of results for the full year ending December 31, 2018, or future operating periods.

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

The Company is required to pay the following amounts to the Clay Group on the following dates: $1.7 million of interest and principal on July 1, 2018 (paid on June 29, 2018); $1.7 million of interest and principal on and October 1, 2018, $1.7 million of interest and principal on January 1, 2019, $3.9 million of interest and principal on April 1, 2019 and $21.7 million of interest and principal on May 21, 2019. In the six months ended June 30, 2018, the cash used operating activities was $10.3 million, however, management believes the Company will be able to meet its financial obligations for the 12 months period following the date of these financial statements except that it is currently unlikely the Company will be able to reimburse the final two payments of $3.9 million and $21.7 million on April 1, 2019 and May 21, 2019 respectively. The Company will need to receive cash distributions from GQM LLC to service its debt and such distributions are contingent on GQM LLC’s ability to generate positive cash flows. The Company reviewed the mine plan in light of the results for the six months ended June 30, 2018 and has determined it is unlikely it will receive sufficient distributions from GQM LLC during this fiscal year to service its debt in early 2019. This situation raises substantial doubt about the Company’s ability to continue as a going concern. Consequently, in the third quarter of 2018, discussions with the Clay Group to restructure the reimbursement of the last debt payment will be initiated. While the Company has been successful in re-negotiating the debt repayment terms with the Clay Group in the past, there can be no assurance that will be achieved going forward.

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

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

(amounts expressed in thousands of US dollars - Unaudited)

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

New Accounting Pronouncements

Adopted

(i)	In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU superseded the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition.

The Company has completed its assessment of the impact of the new revenue standard on the Company's consolidated financial statements and disclosures. The Company has completed the review of all contracts and determined that the adoption of this guidance has no material impact on amounts and timing of revenue recognition. The Company's revenue arises from contracts with customers in which the delivery of doré is the single performance obligation under the customer contract. Product pricing is determined at the point when contract is created by reference to active and freely traded commodity markets, for example, the London Bullion Market for both gold and silver. The Company enters into the contracts with parties who have an ability and intention to meet its obligations with respect to consideration payment, thus ensuring the collectability of such consideration. These contracts are not modified and contain no variable consideration.

(ii)	In August 2016, ASC guidance was issued to amend the classification of certain cash receipts and cash payments in the statement of cash flows. The new guidance was effective for the Company’s fiscal year and interim periods beginning after December 15, 2017. The Company adopted the guidance effective January 1, 2018 and has retrospectively applied this guidance for all periods presented. There was no material impact from adoption of this guidance.

Not Yet Adopted

(iii)	February 2016, FASB issued ASC 842 that requires lessees to recognize lease assets and corresponding lease liabilities on the balance sheet for all leases with terms of more than 12 months. The update, which supersedes existing lease guidance, will continue to classify leases as either finance or operating, with the classification determining the pattern of expense recognition in the income statement.

The ASU will be effective for annual and interim periods beginning January 1, 2019, with early adoption permitted, and is applicable on a modified retrospective basis with various optional practical expedients. The Company is currently assessing the impact of this standard.

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

(amounts expressed in thousands of US dollars - Unaudited)

4.	Inventories

Inventories consist primarily of production from the Company’s operation, in varying stages of the production process and supplies and spare parts, all of which are presented at the lower of cost or net realizable value. Inventories of the Company are comprised of:

	June 30, 2018	December 31, 2017
Stockpile inventory	$2,431	$201
In-process inventory	11,808	6,495
Dore inventory	647	320
Supplies and spare parts	2,222	2,012
	$17,108	$9,028

5.	Property, Plant, Equipment and Mineral Interests

Property, plant and equipment and mineral interests, are depreciated and depleted using either the units-of-production or straight-line method over the shorter of the estimated useful life of the asset or the expected life of mine. Assets under construction in progress are recorded at cost and re-allocated to its corresponding category when they become available for use.

	Land	Mineral property interest and claims	Mine development	Machinery and equipment	Buildings and infrastructure	Construction in progress	Interest capitalized	Total
Cost
At December 31, 2016	$3,893	$4,241	$42,033	$60,201	$28,604	$543	$5,886	$145,401
Additions	98	817	354	17	-	19,597	-	20,883
Transfers	-	222	8,625	11,239	-	(20,086)	-	-
Disposals	(22)	-	(239)	(1,391)	(207)	-	-	(1,859)
At December 31, 2017	$3,969	$5,280	$50,773	$70,066	$28,397	$54	$5,886	$164,425
Additions	39	5	492	-	-	5,346	-	5,882
Transfers	-	-	-	4,454	-	(4,454)	-	-
Disposals	-	-	-	(6)	-	-	-	(6)
At June 30, 2018	$4,008	$5,285	$51,265	$74,514	$28,397	$946	$5,886	$170,301

Accumulated depreciation and depletion
At December 31, 2016	$-	$67	$971	$7,129	$2,679	$-	$5	$10,851
Additions	-	261	2,444	6,489	2,358	-	466	12,018
Disposals	-	-	-	(265)	(27)	-	-	(292)
At December 31, 2017	$-	$328	$3,415	$13,353	$5,010	$-	$471	$22,577
Additions	-	106	1,039	3,792	1,177	-	203	6,317
Disposals	-	-	-	-	-	-	-	-
At June 30, 2018	$-	$434	$4,454	$17,145	$6,187	$-	$674	$28,894

Carrying values
At December 31, 2017	$3,969	$4,952	$47,358	$56,713	$23,387	$54	$5,415	$141,848
At June 30, 2018	$4,008	$4,851	$46,811	$57,369	$22,210	$946	$5,212	$141,407

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

(amounts expressed in thousands of US dollars - Unaudited)

6.	Loan Payable

As at June 30, 2018 and December 31, 2017, equipment financing balances are as follows:

	June 30, 2018	December 31, 2017
Balance, beginning of the period	$17,243	$15,150
Additions	3,751	10,727
Down payments and taxes	(638)	(1,839)
Settlements	-	(603)
Principal repayments	(3,954)	(6,192)
Balance, end of the period	$16,402	$17,243

Current portion	$8,096	$7,629
Non-current portion	$8,306	$9,614

The terms of the equipment financing agreements are as follows:

	June 30, 2018	December 31, 2017
Total acquisition costs	$39,443	$35,692
Interest rates	0.00% ~ 4.50%	0.00% ~ 4.50%
Monthly payments	$5 ~ 74	$5 ~ 74
Average remaining life (years)	2.41	2.13

For the six months ended June 30, 2018, the Company made total down payments of $638 (December 31, 2017 – $1,839). The down payments consist of the sales tax on the assets and a 10% payment of the pre-tax purchase price. All of the loan agreements are for a term of four years, except two which are for three years, and are secured by the underlying asset.

The following table outlines the principal payments to be made for each of the remaining years:

Years	Principal Payments
2019	$6,203
2020	3,619
2021	1,998
2022	534
Total	$12,354

7.	Derivative Liabilities

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

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

(amounts expressed in thousands of US dollars - Unaudited)

7.	Derivative Liabilities (liabilities)

The share purchase warrants meet the definition of a derivative liability instrument as the exercise price is not a fixed price as described above. Therefore, the settlement feature does not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15.

The fair value of the derivative liabilities related to the Clay Group share purchase warrants as at June 30, 2018 was $372 (December 31, 2017 – $439). The derivative liabilities were calculated using the binomial and the Black-Scholes pricing valuation models with the following assumptions:

Warrants related to June 2015 Loan	June 30, 2018	December 31, 2017
Risk-free interest rate	1.91%	1.73%
Expected life of derivative liability	1.94 years	2.44 years
Expected volatility	69.67%	78.59%
Dividend rate	0.00%	0.00%

Warrants related to November 2016 Loan	June 30, 2018	December 31, 2017
Risk-free interest rate	1.98%	1.73%
Expected life of derivative liability	3.40 years	3.89 years
Expected volatility	74.75%	75.69%
Dividend rate	0.00%	0.00%

The change in the derivative share purchase warrants is as follows:

	June 30, 2018	December 31, 2017
Balance, beginning of the period	$439	$5,458
Change in fair value	(67)	(5,019)
Balance, end of the period	$372	$439

Share Purchase Warrants

On July 25, 2016, the Company issued 6,317,700 share purchase warrants with an exercise price of C$2.00 and an expiry date of July 25, 2019. As at June 30, 2018, the Company re-measured the share purchase warrants and determined the fair value of the derivative liability to be $1 (December 31, 2017 - $2).

8.	Asset Retirement Obligations

Reclamation Financial Assurance

The Company is required to provide the Bureau of Land Management, the State Office of Mine Reclamation and Kern County with a revised reclamation cost estimate annually.  The financial assurance is adjusted once the cost estimate is approved.

This estimate, once approved by state and county authorities, forms the basis of reclamation financial assurance. The reclamation assurance provided as at June 30, 2018 was $1,749 (December 31, 2017 – $1,465).

The Company is also required to provide financial assurance with the Lahontan Regional Water Quality Control Board (the “Regional Board”) for closure and reclamation costs related to the lined impoundments, which are defined as the Stage 1 and Stage 2 heap leach pads, the overflow pond, and the solution collection channel. The reclamation financial assurance estimate as at June 30, 2018 is $2,450 (December 31, 2017 – $1,869).

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

(amounts expressed in thousands of US dollars - Unaudited)

8.	Asset Retirement Obligations (continued)

In addition to the above, the Company is required to obtain and maintain financial assurance for initiating and completing corrective action and remediation of a reasonably foreseeable release from the Project’s waste management units as required by the Regional Board. The reclamation financial assurance estimate as at June 30, 2018 is $278 (December 31, 2017 – $278).

The Company entered into $4,921 (2017 – $3,612) in surety bond agreements in order to release its reclamation deposits. The Company pays a yearly premium of $101 (2017 – $90). Golden Queen Ltd. has provided a corporate guarantee on the surety bonds.

Asset Retirement Obligation

The total asset retirement obligation as at June 30, 2018, was $2,413 (December 31, 2017 – $1,838).

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and remediate its property based on its activities to date. As at June 30, 2018, the Company estimates the cash outflow related to these reclamation activities will be incurred in 2028. Reclamation provisions are measured at the expected value of future cash flows discounted to their present value using a discount rate based on a credit adjusted risk-free interest rate of 8.34% and an inflation rate of 2.41%.

The following is a summary of asset retirement obligations:

	June 30, 2018	December 31, 2017
Balance, beginning of the period	$1,838	$1,366
Accretion	83	126
Changes in cash flow estimates	492	346
Balance, end of the period	$2,413	$1,838

9.	Share Capital

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

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

(amounts expressed in thousands of US dollars - Unaudited)

9.	Share Capital (continued)

Stock options (continued)

The Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted. The compensation expense is amortized on a straight-line basis over the requisite service period, which approximates the vesting period.

The following is a summary of stock option activity during the six months ended June 30, 2018:

	Shares	Weighted Average Exercise Price per Share
Options outstanding, December 31, 2016	1,555,000	$0.85
Options granted	1,605,001	$0.38
Options forfeited	(166,667)	$0.64
Options expired	(393,333)	$1.13
Options outstanding, December 31, 2017	2,600,001	$0.54
Options forfeited	(75,000)	$0.29
Options expired	(50,000)	$1.16
Options outstanding, June 30, 2018	2,475,001	$0.53

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

On March 20, 2017, the Company granted 400,002 options to the Company’s new Chief Financial Officer (“CFO”) which are exercisable at a price of $0.65 for a period of five years from the date of grant. 133,334 options vested on March 20, 2018, 133,334 options vest on March 20, 2019 and 133,334 options vest on March 20, 2020.

The fair value of stock options granted as above was calculated using the following weighted average assumptions:

2017
Expected life (years)	5.00
Interest rate	1.18% ~ 1.70%
Volatility	77.29% ~ 79.17%
Dividend yield	0.00%

During the three and six months ended June 30, 2018, the Company recognized $35 and $80 (the three and six months ended June 30, 2017 - $52 and $85) in stock-based compensation relating to employee stock options that were issued and/or had vesting terms.

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

(amounts expressed in thousands of US dollars - Unaudited)

9.	Share Capital (continued)

Stock options (continued)

The following table summarizes information about stock options outstanding and exercisable as at June 30, 2018:

Expiry Date	Number Outstanding	Number Exercisable	Remaining Contractual Life (years)	Exercise Price
September 3, 2018	150,000	150,000	0.18	$1.59
September 8, 2020	430,000	430,000	2.19	$0.58
November 30, 2021	365,000	121,666	3.42	$0.66
March 20, 2022	400,002	133,334	3.72	$0.65
October 20, 2022	1,129,999	-	4.31	$0.29
Balance, June 30, 2018	2,475,001	835,000	3.47

As at June 30, 2018, the aggregate intrinsic value of the outstanding exercisable options was $nil (December 31, 2017 – $nil).

Warrants

As at June 30, 2018, 24,317,700 warrants were outstanding (December 31, 2017 – 24,317,700).

The following table summarizes information about share purchase warrants outstanding:

Expiry Date	Number Outstanding	Remaining Contractual Life (years)	Exercise Price
June 8, 2020	10,000,000	2.19		$0.7831
July 25, 2019 (1)	6,317,700	1.32	C$	2.0000
November 18, 2021	8,000,000	3.64		$0.6650
Balance, June 30, 2018	24,317,700	2.44
(1)	Non-tradable share purchase warrants.

10.	General and Administrative Expenses

General and administrative expenses are incurred to support the administration of the business that are not directly related to production. Significant components of general and administrative expenses are comprised of the following:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2018	2017	2018	2017
Audit, legal and professional fees	$169	$108	$409	$396
Salaries and benefits and director fees	180	140	683	700
Regulatory fees and licenses	46	17	125	70
Insurance	144	114	283	247
Corporate administration	340	333	633	715
	$879	$712	$2,133	$2,128

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

(amounts expressed in thousands of US dollars - Unaudited)

11.	Loss Per Share

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to the shareholders of the Company - numerator for basic and diluted	$(632)	$962	$(6,049)	$(1,465)
Denominator:
Weighted average number of common shares outstanding -basic and diluted	300,101,444	111,148,683	244,772,735	112,360,179

Income (loss) per share – basic and diluted	$(0.00)	$0.01	$(0.02)	$(0.01)

Weighted average number of shares for the three and six months ended June 30, 2018 excludes 2,475,001 options (December 31, 2017 – 2,600,001) and 24,317,700 warrants (December 31, 2017 – 24,317,700) that were antidilutive.

12.	Related Party Transactions

Except as noted elsewhere in these consolidated financial statements, related party transactions are disclosed as follows:

(i)	Compensation of Key Management Personnel, Transactions with Related Parties and Related Party Balances

For the three and six months ended June 30, 2018, the Company recognized $104 and $299 (for the three and six months ended June 30, 2017 – $78 and $278) salaries and fees for Officers and Directors.

As at June 30, 2018, $nil (December 31, 2017 – $38) was included in prepaid expenses and other current assets for closing fees paid to related parties.

As at June 30, 2018, $28 (December 31, 2017 – $463 for amended fees and accrued interest payable to related parties) was included in accounts payable and accrued liabilities for accrued interest payable to related parties and salaries and fees payable to Officers and Directors.

(ii)	Note Payable

On November 18, 2016, the Company entered into a loan with the Clay Group for $31,000 (the “November 2016 Loan”), due on May 21, 2019 with an annual interest rate of 8%, payable quarterly. In connection with the November 2016 Loan the Company issued 8,000,000 common share purchase warrants exercisable for a period of five years expiring November 21, 2021. See Note 7.

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

The following table summarizes activity on the notes payable:

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

(amounts expressed in thousands of US dollars - Unaudited)

12.	Related Party Transactions (continued)

(ii)	Note Payable (continued)

	June 30, 2018	December 31, 2017
Balance, beginning of the period	$30,099	$26,347
Interest payable transferred to principal balance	-	2,212
Accretion of discount on loans	994	1,940
Capitalized financing and legal fees	-	(400)
Accretion of capitalized financing and legal fees	130	-
Repayment of loans and interest	(6,711)	-
Balance, end of the period	$24,512	$30,099

Current portion	$24,512	$7,712
Non-current portion	$-	$22,387

(iii)	Amortization of Discounts and Interest Expense

The following table summarizes the amortization of discounts and interest on loan:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2018	2017	2018	2017
Accretion of the Nov 2017 Loan discount	$504	$454	$994	$740
Accretion of capitalized financing and legal fees	66	-	130	-
Interest expense related to the Nov 2017 Loan	695	646	1,409	1,272
Closing and commitment fees related to the Credit Facility	10	-	40	-
Interest expense related to Komatsu financial loans (1)	166	150	401	285
Accretion of discount and interest on loan	$1,441	$1,250	$2,974	$2,297

(1)	Komatsu is not a related party and has only been included in the above table to reconcile the total interest expense incurred for the period … to the amounts capitalized and expensed.

(iv)	Joint Venture Transaction

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

The net assets of GQM LLC as at June 30, 2018 and December 31, 2017 are as follows:

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

(amounts expressed in thousands of US dollars - Unaudited)

12.	Related Party Transactions (continued)

(iv)	Joint Venture Transaction (continued)

	June 30, 2018	December 31, 2017
Assets, GQM LLC	$160,379	$149,095
Liabilities, GQM LLC	(24,130)	(28,024)
Net assets, GQM LLC	$136,249	$121,071

Included in the assets above, is $5,930 (December 31, 2017 – $2,606) in cash held by GQM LLC which is directed specifically to fund capital expenditures required to continue with production and to settle GQM LLC’s obligations. The liabilities of GQM LLC do not have recourse to the general credit of Golden Queen except for $2,203 for two mining drill loans and $4,228 in surety bond agreements.

Non-Controlling Interest

The carrying value of the non-controlling interest is adjusted for net income and loss, distributions and contributions pursuant to ASC 810-10 based on the same percentage allocation used to calculate the initial book value of temporary equity.

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2018	2017	2018	2017
Net and comprehensive income (loss) in GQM LLC	$2,475	$462	$(4,819)	$(317)
Non-controlling interest percentage	50%	50%	50%	50%
Net and comprehensive income (loss) attributable to non-controlling interest	$1,238	$230	$(2,410)	$(159)
Net and comprehensive income (loss) attributable to permanent non-controlling interest	$743	$138	$(1,446)	$(95)
Net and comprehensive income (loss) attributable to temporary non-controlling interest	$495	$92	$(964)	$(64)

	Permanent Non- Controlling Interest	Temporary Non- Controlling Interest
Carrying value of non-controlling interest, December 31, 2017	$36,321	$24,214
Capital contribution	10,000	-
Net and comprehensive loss for the period	(1,446)	(964)
Carrying value of non-controlling interest, June 30, 2018	$44,875	$23,250

(v)	Credit Facility

On May 23, 2017, GQM LLC entered into a $5,000 one-year revolving credit agreement (the “Credit Facility”) in which Gauss Holdings LLC and Auvergne, LLC agreed to extend credit in the form of loans to GQM LLC. The Credit Facility commenced on July 1, 2017, bears interest at a rate of 12% per annum and is subject to a commitment fee of 1% per annum. For the three and six months ended June 30, 2018, GQM LLC paid commitment fees of $30 (2017 – $nil). The balance of the Credit Facility was $3,000 as at December 31, 2017. The Credit Facility expired on May 22, 2018.

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

(amounts expressed in thousands of US dollars - Unaudited)

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

The three levels of the fair value hierarchy are as follows:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party (see Note 7)	$372	$-	$372	$-
Share purchase warrants – (see Note 7)	1	-	1	-
	$373	$-	$373	$-

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party (see Note 7)	$439	$-	$439	$-
Share purchase warrants – (see Note 7)	2	-	2	-
	$441	$-	$441	$-

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2018 and 2017

(amounts expressed in thousands of US dollars - Unaudited)

14.	Financial Instruments (continued)

Fair Value Measurements (continued)

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

Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to US Dollar deposits held in Canadian financial institutions. As at June 30, 2018, the Company’s cash balances held in United States and Canadian financial institutions include $10,537, which are not fully insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

Interest Rate Risk

The Company holds approximately 55% of its cash in bank deposit accounts with a single major financial institution. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash balances during the three and six months ended June 30, 2018, a 1% decrease in interest rates would have reduced the interest income for the three and six months ended June 30, 2018, by an immaterial amount.

Foreign Currency Exchange Risk

Certain purchases of corporate overhead items are denominated in Canadian Dollar. As a result, currency exchange fluctuations may impact the costs of operations. Specifically, the appreciation of the Canadian Dollar against the US Dollar may result in an increase in the Canadian operating expenses in US dollar terms. As at June 30, 2018, the Company maintained the majority of its cash balance in US Dollars. The Company currently does not engage in any currency hedging activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of the operating results and financial condition of Golden Queen Mining Co. Ltd. (“Golden Queen”, “GQM Ltd.”, “Company”, “we”, “our” or “us”) is as at August 9, 2018 and should be read in conjunction with the unaudited condensed consolidated interim financial statements of the Company for the three and six months ended June 30, 2018 and the notes thereto.

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

The Soledad Mountain Mine

Overview

The Company is engaged in the operation of the Soledad Mountain Mine (“the Mine”), located in the Mojave Mining District, Kern County, California. The Company owns 50% of Golden Queen Mining Company, LLC (“GQM LLC”), the operator of the Mine. The remaining 50% is owned by Gauss LLC (“Gauss”). The Mine is located just outside the town of Mojave in southern California and utilizes conventional open pit mining methods and cyanide heap leach and Merrill-Crowe processes to recover gold and silver from crushed, agglomerated ore. The Mine also produces small quantities of aggregate.

Highlights: Second Quarter Highlights

•	Total of 3,900 kt million tons of ore and waste were mined including 1,473 kt of ore;
•	Plant processed a total of 943 kt of ore at an average grade of 0.020 oz/t; and
•	9,976 ounces of gold and 99,846 ounces of silver were produced.

Project Update

Operations during the first half of 2018 have shown continued improvement in gold ounces loaded on the pad. Mining of the East Pit has progressed on schedule. For the quarter, ore mining was 49% higher in the East Pit than contemplated in the mine plan as a result of a lower stripping ratio. In addition, the ore grade was higher by 26%. A significant amount of ore has been stockpiled during the second quarter and the ore quantity contained within the stockpile was over 750K tons at the end of June 2018.

During the second half of 2017, the mine produced and sold more gold than the recoverable ounces placed on the pad during the same period, effectively depleting the leach pad inventory of its gold loaded solution. Consequently, in the first quarter 2018, gold production was significantly reduced. The monthly recoverable gold ounces loaded on the leach pad have steadily increased since September 2017, but the positive impact on production has only begun during the second quarter of 2018.

In the process area, pad-loading tonnage and average grade are increasing compared to the past two quarters. Modifications have been made to the secondary plant during the quarter that have increased both the throughput and the run-time. Gold precipitation has increased, although not steadily, from the low period of January 2018. In June, there was a dip in ounces precipitated due to the move to stack the second lift on Pad-2. Leach solutions had to penetrate twice the amount of leach material, delaying gold flow to the Merrill-Crowe Plant. As a result of higher grades in the East Pit and the improved plant throughput, gold production is anticipated to continue increasing throughout the remainder of this year. Leaching performance is currently matching the feasibility study, with the total apparent gold recovery to June 30, 2018 of 69.1%, which management believes is on track to achieve the life of mine 80% gold recovery.

In the second quarter of 2018, the Company continued to develop the East Pit. It is anticipated that the transition to the East Pit will provide the majority of ore production for at least the next two years where higher ore tonnage and grade and lower waste tons are expected. The plan is to increase the delivery of ounces to the heap leach pad by selectively mining higher grade tons as much as practical.

A total of 19,520 feet of reverse circulation drilling was completed during first quarter. This drill program was designed to increase confidence in the currently modelled ore grades and tonnage associated with the Golden Queen vein structure, to improve the Company’s understanding of the Patience vein structure potentially adding ounces to the Company’s reserves and to investigate the Silver Queen vein structure (where historical underground development is illustrated on historic maps but not evidenced in historic extraction reports). The drill results were analyzed during the second quarter. A new life of mine plan is anticipated during the third quarter.

As well, the Company is in the process of permitting additional infrastructure for ongoing operations and planned activities that are expected to extend the mine life of Soledad Mountain beyond the initial 11 years contemplated in the 2015 Feasibility Study.  The process is anticipated to take approximately one to two years.

For the three months ended June 30, 2018, the Company recorded aggregate sales of $4 thousand dollars. In 2017, the Company was added to the California AB 3098 list, which allows the Company to sell its aggregate to state and municipal agencies. The Company will not include the sale of aggregate in cash flow projections until such time as a long-term contract for the sale of products has been secured.

There is a total of 213 employees currently on site.

Results of Operations

The following are the results of operations for the three and six months ended June 30, 2018 and 2017:

		Three months ended		Six months ended
		30-June-18	30-June-17	30-June-18	30-June-17
Mining - Key Metrics
Ore mined	k ton	1,473	1,010	2,608	1,862
Waste mined: ore mined ratio	ore mined ratio	1.7:1	3.7:1	1.9:1	3.7:1
Gold grade placed	oz/ton	0.020	0.016	0.019	0.017
Silver grade placed	oz/ton	0.347	0.201	0.331	0.215
Gold sold	oz	9,892	12,653	16,421	23,813
Silver sold	oz	96,127	53,514	149,739	115,609
Apparent cumulative recovery - gold (1)%		69.1%	68.0%	69.1%	68.0%
Apparent cumulative recovery - silver (1)%		27.7%	25.3%	27.7%	25.3%

Financial (1)
Revenue		$14,485	16,882	24,070	31,686
Cost of sales, excluding depreciation and depletion (or Direct mining costs)		$8,130	13,367	21,146	24,929
Depreciation and depletion		$3,364	2,742	6,340	5,498
Income (loss) from mine operations		$2,991	773	(3,416)	1,259
General and administrative expenses		$(879)	(712)	(2,133)	(2,128)
Total other income (expenses)		$(1,508)	1,131	(2,910)	(755)
Net and comprehensive income (loss)		$604	1,192	(8,459)	(1,624)
Net and comprehensive income (loss) attributable to Golden Queen Mining Co Ltd.		$(632)	962	(6,049)	(1,465)
Average realized gold price (1)	$/oz sold	1,302	1,262	1,313	1,246
Average realized silver price (1)	$/oz sold	16.62	17.10	16.65	17.37
Total cash costs - net of by-product credits (1)(2)	$/Au oz produced	730	1,038	1,214	1,016
All-in sustaining costs - net of by-product credits (1)	$/Au oz produced	1,045	1,427	1,586	1,552
Total cash costs (3)	$/t placed	16.56	13.48	17.25	14.61
Off-site costs (1)	$/t placed	0.63	0.71	0.62	0.77

(1)	Total cash costs, all-in sustaining costs, apparent cumulative recovery, off-site costs, average realized gold price and average realized silver price are financial performance measures with no standard meaning under US GAAP. Refer to “Non-US GAAP Financial Performance Measures” for further information.
(2)	Total cash costs – net of by-product credits figure incorporates inventory changes and others adjustment, refer to total cash costs reconciliation in “Non-US GAAP Financial Performance Measures” for details.
(3)	Total cash costs figure does not incorporate inventory changes and others adjustment.

Financial Results

For the three and six months ended June 30, 2018, the Company generated revenues from operations of $14,485 from the sale of 9,892 ounces of gold and 96,127 ounces of silver and $24,070 from the sale of 16,421 ounces of gold and 149,739 ounces of silver, respectively. In comparison, for the same periods of 2017 the Company generated revenues from operations of $16,882 from the sale of 12,653 ounces of gold and 53,514 ounces and $32,686 from the sale of 23,813 ounces of gold and 115,609 ounces of silver.

The decrease in revenue resulted from the time required for the gold to be processed through the leach pad. There was 18,807 ounces of gold was placed on the leach pad in the second quarter of 2018 compared to 16,590 ounces in the second quarter of 2017 and revenues from ounces of gold placed on the leach pad will not be realized until later this year. As a result of this situation, the Mine recorded a higher cost per ton (less tons mined).

The costs, excluding depreciation and depletion, applicable to sales incurred during the three and six months ended June 30, 2018 were $8,130 and $21,146 (three and six months ended June 30, 2017 - $13,367 and $24,929), respectively. The cost of sales, excluding depreciation and depletion, in the current quarter substantially decreased in comparison with the prior quarter due to a lower cost per ounce in the second quarter of 2018. Costs of sales include mining, processing, maintenance and site support costs. Also, included in the costs of sales are refining, transportation costs, royalties and property taxes.

Depreciation and depletion expenses during the three and six months ended June 30, 2018 were $3,364 and $6,340 (three and six months ended June 30, 2017 – $2,742 and $5,498), respectively. The increase in 2018 compared to 2017 was mainly due to the addition of depreciable fixed assets of $19,409 in the third and fourth quarters of 2017 and the addition of depreciable fixed assets of $4,990 in the first two quarters of 2018.

General and administrative expenses for the three and six months ended June 30, 2018 were $879 and $2,133 (three and six months ended June 30, 2017 - $712 and $2,128), respectively. The increase in 2018 compared to 2017 was mainly a result of higher legal and professional fees, salaries and benefits, insurance and regulatory fees.

For the three and six months ended June 30, 2018, the Company incurred finance expenses of $1,441 and $2,974 compared to $1,250 and $2,297 for the three and six months ended June 30, 2017. The increase in finance expenses was mainly due to an increase of 2% in the interest rate on the Clay Loan resulting in additional interest payable and increased accretion on the Clay Loan.

For the three and six months ended June 30, 2018, the Company recorded a loss of $70 and gain of $68 on derivative instruments compared to gains of $2,375 and $1,894 on derivative instruments for the three and six months ended June 30, 2017, respectively. The gain for six months ended June 30, 2018 was smaller due to insignificant downward movement of the Company’s share price compared to the same period of 2017. Significant downward movement of the Company’s share price in the three months ended June 30, 2017 resulted in a significant gain while the Company’s share price remained relatively consistent during the same period of 2018 fiscal year.

Summary of Quarterly Results

Results for the eight most recent quarters are set out in the table below:

	Results for the quarter ended:
	30-Jun-18	31-Mar-18	31-Dec-17	30-Sep-17
Revenue	$14,485	$9,585	$13,939	$16,496
Net and comprehensive income (loss)	$602	$(9,063)	$(1,327)	$(3,224)
Net and comprehensive income (loss) attributable to GQM Ltd.	$(632)	$(5,417)	$2,188	(1,889)
Basic net income (loss) per share	$0.00	$(0.03)	$0.02	$0.01
Diluted net income (loss) per share	$0.00	$(0.03)	$0.02	$0.01

	Results for the quarter ended:
	30-Jun-17	31-Mar-17	31-Dec-16	30-Sep-16
Revenue	$16,882	$14,804	$10,278	$13,451
Net and comprehensive income (loss)	$1,192	$(2,816)	$(434)	$3,591
Net and comprehensive income (loss) attributable to GQM Ltd.	$962	$(2,426)	868	2,738
Basic net income (loss) per share	$0.01	$(0.02)	$0.01	$0.03
Diluted net income (loss) per share	$0.01	$(0.02)	$0.01	$0.03

During the three months ended June 30, 2018, net and comprehensive income was $602 mainly as a result of income generated from operations of $2,112.

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

This estimate, once approved by state and county authorities, forms the basis of reclamation financial assurance. The reclamation assurance provided as at June 30, 2018 was $1,749 (December 31, 2017 – $1,465).

The Company is also required to provide financial assurance with the Lahontan Regional Water Quality Control Board (the “Regional Board”) for closure and reclamation costs related to the lined impoundments, which are defined as the Stage 1 and Stage 2 heap leach pads, the overflow pond, and the solution collection channel. The reclamation financial assurance estimate as at June 30, 2018 is $2,450 (December 31, 2017 – $1,869).

In addition to the above, the Company is required to obtain and maintain financial assurance for initiating and completing corrective action and remediation of a reasonably foreseeable release from the Project’s waste management units as required by the Regional Board. The reclamation financial assurance estimate as at June 30, 2018 is $278 (December 31, 2017 – $278).

The Company entered into $4,921 (2017 – $3,612) in surety bond agreements in order to release its reclamation deposits. The Company pays a yearly premium of $101 (2017 – $90). Golden Queen Ltd. has provided a corporate guarantee on the surety bonds.

Asset Retirement Obligation

The total asset retirement obligation as at June 30, 2018, was $2,413 (December 31, 2017 – $1,838).

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and remediate its property based on its activities to date. As at June 30, 2018, the Company estimates the cash outflow related to these reclamation activities will be incurred in 2028. Reclamation provisions are measured at the expected value of future cash flows discounted to their present value using a discount rate based on a credit adjusted risk-free interest rate of 8.34% and an inflation rate of 2.41%.

The following is a summary of asset retirement obligations:

	June 30, 2018	December 31, 2017
Balance, beginning of the period	$1,838	$1,366
Accretion	83	126
Changes in cash flow estimates	492	346
Balance, end of the period	$2,413	$1,838

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Transactions with Related Parties

Except as noted elsewhere in this Form 10-Q, related party transactions are disclosed as follows:

(i)	Compensation of Key Management Personnel, Transactions with Related Parties and Related Party Balances

For the three and six months ended June 30, 2018, the Company recognized $104 and $299 (for the three and six months ended June 30, 2017 – $78 and $278) salaries and fees for Officers and Directors.

As at June 30, 2018, $nil (December 31, 2017 – $38) was included in prepaid expenses and other current assets for closing fees paid to related parties.

As at June 30, 2018, $28 (December 31, 2017 – $463) for amended fees and accrued interest payable to related parties was included in accounts payable and accrued liabilities for accrued interest payable to related parties and salaries and fees payable to Officers and Directors.

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

On November 10, 2017, the Company and the Clay Group entered into a letter agreement (the “Letter Agreement”) pursuant to which they agreed to amend the November 2016 Loan by reducing the 2018 quarterly and 2019 Q1 principal payments from $2,500 to $1,000, adding the reduction of such payments pro-rata to the remaining 2019 payments, and increasing the annual interest rate from 8% to 10% effective January 1, 2018 (the “November 2017 Loan”). On February 22, 2018, the Company and the Clay Group entered into definitive agreements to amend the terms of the November 2016 Loan and the registration rights agreement in accordance with the Letter Agreement. This amendment was accounted for as a debt modification.

The following table summarizes activity on the notes payable:

	June 30, 2018	December 31, 2017
Balance, beginning of the period	$30,099	$26,347
Interest payable transferred to principal balance	-	2,212
Accretion of discount on loans	994	1,940
Capitalized financing and legal fees	-	(400)
Accretion of capitalized financing and legal fees	130	-
Repayment of loans and interest	(6,711)	-
Balance, end of the period	$24,512	$30,099

Current portion	$24,512	$7,712
Non-current portion	$-	$22,387

(iii)	Amortization of Discounts and Interest Expense

The following table summarizes the amortization of discounts and interest on loan:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2018	2017	2018	2017
Accretion of the Nov 2017 Loan discount	$504	$454	$994	$740
Accretion of capitalized financing and legal fees	66	-	130	-
Interest expense related to the Nov 2017 Loan	695	646	1,409	1,272
Closing and commitment fees related to the Credit Facility	10	-	40	-
Interest expense related to Komatsu financial loans (1)	166	150	401	285
Accretion of discount and interest on loan	$1,441	$1,250	$2,974	$2,297

(1)	Komatsu is not a related party and has only been included in the above table to reconcile the total interest expense incurred for the period to the amounts capitalized and expensed.

(iv)	Joint Venture Transaction

The Company has presented Gauss’ ownership in GQM LLC as a non-controlling interest amount on the balance sheet within the equity section. However, there are terms in the agreement that provide for the exit from the investment in GQM LLC for an initial member whose interest in GQM LLC becomes less than 20%.

If a member becomes less than a 20% interest holder, its remaining interest will (ultimately) be terminated through one of three events at the non-diluted member’s option:

a.	Through conversion to a net smelter royalty (“NSR”);
b.	Through a buy-out (at fair value) by the non-diluted member; or
c.	Through a sale process by which the diluted member’s interest is sold.

The net assets of GQM LLC as at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
Assets, GQM LLC	$160,379	$149,095
Liabilities, GQM LLC	(24,130)	(28,024)
Net assets, GQM LLC	$136,249	$121,071

Included in the assets above, is $5,930 (December 31, 2017 – $2,606) in cash held by GQM LLC which is directed specifically to fund capital expenditures required to continue with production and to settle GQM LLC’s obligations. The liabilities of GQM LLC do not have recourse to the general credit of Golden Queen except for $2,203 for two mining drill loans and $4,921 in surety bond agreements.

Non-Controlling Interest

The carrying value of the non-controlling interest is adjusted for net income and loss, distributions and contributions pursuant to ASC 810-10 based on the same percentage allocation used to calculate the initial book value of temporary equity.

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2018	2017	2018	2017
Net and comprehensive income (loss) in GQM LLC	$2,475	$462	$(4,819)	$(317)
Non-controlling interest percentage	50%	50%	50%	50%
Net and comprehensive income (loss) attributable to non-controlling interest	$1,238	$230	$(2,410)	$(159)
Net and comprehensive income (loss) attributable to permanent non-controlling interest	$743	$138	$(1,446)	$(95)
Net and comprehensive income (loss) attributable to temporary non-controlling interest	$495	$92	$(964)	$(64)

	Permanent Non- Controlling Interest	Temporary Non- Controlling Interest
Carrying value of non-controlling interest, December 31, 2017	$36,321	$24,214
Capital contribution	10,000	-
Net and comprehensive loss for the period	(1,446)	(964)
Carrying value of non-controlling interest, June 30, 2018	$44,875	$23,250

(v)	Credit Facility

On May 23, 2017, GQM LLC entered into a $5,000 one-year revolving credit agreement (the “Credit Facility”) in which Gauss Holdings LLC and Auvergne, LLC agreed to extend credit in the form of loans to GQM LLC. The Credit Facility commenced on July 1, 2017, bears interest at a rate of 12% per annum and is subject to a commitment fee of 1% per annum. For the three and six months ended June 30, 2018, GQM LLC paid commitment fees of $30 (2017 – $nil). The Credit Facility expired on May 22, 2018. The balance of the Credit Facility was $3,000 as at December 31, 2017, and the balance was repaid during the first quarter of 2018.

Fair Value of Financial Instruments

Fair Value Measurements

The three levels of the fair value hierarchy are as follows:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;
Level3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party (see Note 7)	$372	$-	$372	$-
Share purchase warrants – (see Note 7)	1	-	1	-
	$373	$-	$373	$-

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party (see Note 7)	$439	$-	$439	$-
Share purchase warrants – (see Note 7)	2	-	2	-
	$441	$-	$441	$-

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

The following table shows figures attributable to the Company only as at June 30, 2018:

	GQM LLC 100%	GQM LLC 50% Attributable to GQM Ltd.	GQM Ltd. on a Non- Consolidated Basis *	GQM Ltd. Attributable
		(1)	(2)	(1) + (2)
Cash	$5,930	$2,965	$4,608	$7,573
Short Term Debt	$8,096	$4,048	$24,512	$28,560
Long Term Debt	$8,306	$4,153	$0	$4,153
Working Capital/(Deficit)	$18,376	$9,188	$(20,074)	$(10,886)

* includes GQM Holdings

The following table shows figures attributable to the Company only for the six months ended June 30, 2018:

	GQM LLC 100%	GQM LLC 50% Attributable to GQM Ltd.	GQM Ltd. on a Non- Consolidated Basis *	GQM Ltd. Attributable
		(1)	(2)	(1) + (2)
Revenue	$24,070	$12,035	$-	$12,035
Cost of sales including depreciation and depletion	$(27,280)	$(13,640)	$(205)	$(13,845)
Accretion expense	$(84)	$(42)	$-	$(42)
G&A Expenses	$(1,132)	$(566)	$(922)	$(1,488)
Share based payments	$-	$-	$(80)	$(80)
Decrease in fair value of derivative liability	$-	$-	$68	$68
Finance Expense	$(441)	$(221)	$(2,533)	$(2,754)
Interest Income	$40	$20	$32	$52
Other	$8	$4	$-	$4
Net Loss	$(4,819)	$(2,410)	$(3,640)	$(6,049)

* includes GQM Holdings

Liquidity and Capital Resources

The Company has generated $113,384 in revenues from operations since inception and as at June 30, 2018, had an accumulated deficit of $94,549 and working capital deficit of $9,792.

Cash from operating activities:

For the six months ended June 30, 2018, $10,708 of cash was used in operating activities compared to $5,450 of cash generated from operating activities for the six months ended June 30, 2017. The increased use of cash in 2018 was primarily due to increased direct mining costs and reduced revenue arising from lower production in 2018 compared to 2017.

Cash used in investing activities:

For the six months ended June 30, 2018, $2,394 of cash was used in investing activities compared to $9,479 of cash used in investing activities for the six months ended June 30, 2017. The significant construction costs related to the heap leach pad incurred during the six months ended June 30, 2017 were $8,600. Since the heap leach pad was completed in 2017, no significant costs were incurred in the six months ended June 30, 2018.

Cash from financing activities:

For the six months ended June 30, 2018, $20,703 of cash was generated from financing activities compared to $2,988 of cash used in financing activities for the six months ended June 30, 2017.

Working capital:

The following table shows working capital as at June 30, 2018:

	GQM LLC 100%	GQM Ltd. on a Non- Consolidated Basis *	GQM Ltd. on a Consolidated Basis **
Current assets	$23,691	$4,747	$28,438
Current liabilities	(13,348)	(24,821)	(38,231)
Working capital/(deficit)	$10,343	$(20,074)	$(9,793)

*	includes GQM Holdings
**	includes GQM Holdings and GQM LLC

Golden Queen and GQM Holdings

As at June 30, 2018, Golden Queen and GQM Holdings had current assets of $4,747 (December 31, 2017 – $502) and current liabilities of $24,821 (December 31, 2017 – $9,194) for a working capital deficit of $20,074 (December 31, 2017 – working capital deficit of $8,692).

GQM LLC

As at June 30, 2018, GQM LLC had current assets of $23,691 (December 31, 2017 – $12,162) and current liabilities of $13,348 (December 31, 2017 – $16,572) for working capital of $10,343 (December 31, 2017 – working capital deficit of $4,410).

Outstanding Share Data

The number of shares issued and outstanding and the fully diluted share position are set out in the table below:

Item	No. of Shares
Shares issued and outstanding as at December 31, 2017	111,148,683
Shares issued as the result of a rights offering	188,952,761
Shares issued and outstanding as at June 30, 2018	300,101,444	Exercise Price	Expiry Date
Shares to be issued on exercise of directors and employees stock options	2,475,001	$0.29 to $1.59	From 09/03/18 to 10/20/22
Shares to be issued on exercise of warrants	24,317,700	$0.665 to $0.95 and CAD $2.00	From 06/08/20 to 11/18/21
Fully diluted August 9, 2018	326,894,145

The Company has unlimited authorized share capital.

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

The table below shows a reconciliation of total cash costs per gold ounce and cash costs per gold ounce on a by-product basis:

	Three Months Ended
	June 30, 2018	March 31, 2018	December 31, 2017
Total cash costs
Mining	$8,087	$7,376	$7,174
Processing	4,707	4,488	4,346
Indirect mining cost	2,029	1,972	2,308
Inventory changes and others	(6,735)	(820)	1,970
Cost of sales	8,088	13,016	15,798
Site general and administrative	792	732	897
Cash costs before by-product credits	8,880	13,748	16,695
Divided by gold produced (oz)	9,976	6,579	9,886
Cash costs per ounce of gold produced ($/oz)	890	2,090	1,689
Less: By-product silver credits per ounce ($/oz)	(160)	(136)	(123)
Total cash cost per ounce of gold produced on a by-product basis ($/oz)	$730	$1,954	$1,566

Ore placed (tons)	943,148	806,450	837,779
Total Cash Costs ($/t placed)	16.56	18.06	17.52
Crusher mechanical availability (%)	73%	65%	69%
Apparent cumulative recovery (1) - gold (%)	69.1%	71.5%	75.5%
Apparent cumulative recovery (1) - silver (%)	27.7%	27.1%	27.4%

(1)	Note: Apparent cumulative recovery is the ratio of metal produced since beginning of leaching over total estimated metal contained in ore loaded to pad since beginning of operation.

The increase in inventory during the second quarter was caused by the significant increase in the volume of mined ore stockpile and the increased number of gold ounces currently under leach. Historically, the inventory’s net realizable value was below its cost which resulted in inventory write-downs. In the three months ended June 30, 2018, the Company did not record any write-down as inventory’s net realizable value exceeded its cost.

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

The table below shows a reconciliation of cash costs per gold ounce on a by-product basis and all-in sustaining costs per ounce:

	Three Months Ended
	June 30, 2018	March 31, 2018	December 31, 2017
All-in sustaining costs
Cash costs before by-product credits	$8,880	$13,748	$16,695
Silver by-product	(1,598)	(895)	(1,221)
Total cash cost after by-product	7,282	12,853	15,474
Corporate general and administrative expenses	87	522	549
Share based payments	35	45	68
Accretion expense	42	42	32
Sustaining capital	2,974	2,412	3,303
All-in sustaining costs	10,420	15,874	19,426
Divided by gold produced (oz)	9,976	6,579	9,886
All-in sustaining costs per gold ounce on a by-product basis	$1,045	$2,413	$1,965

The following table reconciles the above non-US GAAP measures to the most directly comparable US GAAP measures:

	Three Months Ended
	June 30, 2018	March 31, 2018	December 31, 2017
Cost of goods sold	$11,494	$16,034	$19,450
Less: depreciation and depletion	(3,364)	(2,976)	(3,526)
Less: accretion expense	(42)	(42)	(126)
Direct mining costs	8,088	13,016	15,798
Add: site general and administrative expenses	792	732	897
Cash costs before by-product credits	$8,880	$13,748	$16,695

Summary of Significant Accounting Policies and Estimates

Full disclosure of the Company’s significant accounting policies and estimates in accordance with US GAAP can be found in notes of its audited consolidated financial statements for the year ended December 31, 2017 and unaudited condensed consolidated interim financial statements for the three months ended March 31, 2018.

Additional Information

Further information on Golden Queen Mining Co. Ltd. is available on the SEDAR website at www.sedar.com and on the Company’s web site at www.goldenqueen.com.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

Management’s report on internal control over financial reporting

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the Company has implemented a remediation plan and has addressed the deficiencies previously noted in the areas of personnel and controls and has engaged an external consultant to assist in the documentation and review of its internal controls.

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

All policies can be viewed in full on the Company’s website at www.goldenqueen.com

For the six months ended June 30, 2018 and the year ended December 31, 2017, there were no reported instances of fraud.

Part II – Other Information

Item 1. Legal Proceedings

From time to time, we are a party to routine litigation and proceedings that are considered part of the ordinary course of our business. We are not aware of any material current, pending, or threatened litigation with respect to the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

GQM LLC is the operator of the Project, which is located in Mojave in Kern County, California. The mine safety disclosures required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K are included in Exhibit 95.1 of this Quarterly Report. There were no reportable incidents at GQM LLC during the three months ended June 30, 2018.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing

10.1	First Amendment to Second Amended and Restated Term Loan Agreement dated February 22, 2018 among the Company, the Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009, EHT, LLC, and the Clay Family 2009 Irrevocable Trust Dated April 14, 2009	Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company, filed with the SEC on May 10, 2018

10.2	First Amendment to Amended and Restated Registration Rights Agreement dated February 22, 2018 among the Company, the Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009, EHT, LLC, and the Clay Family 2009 Irrevocable Trust Dated April 14, 2009	Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company, filed with the SEC on May 10, 2018

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the US Securities Exchange Act of 1934	Filed herewith

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the US Securities Exchange Act of 1934	Filed herewith

32.1	Section 1350 Certification of the Principal Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Principal Financial Officer	Filed herewith

95.1	Mine Safety Disclosure	Filed herewith

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three months ended June 30, 2018, formatted in XBRL	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2018

GOLDEN QUEEN MINING CO. LTD.
(Registrant)

By:	/s/ Thomas M. Clay
Thomas M. Clay
Principal Executive Officer

By:	/s/ Guy Le Bel
Guy Le Bel
Principal Financial Officer

