Form 10-Q
period 2018-09-30
GOLDEN QUEEN MINING CO LTD
filed 2018-11-08
CIK 1025362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒ Emerging growth company ☐

Check whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As at November 8, 2018, the registrant’s outstanding common stock consisted of 300,101,444 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Balance Sheets

(amounts expressed in thousands of US dollars - Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash	$8,417	$2,937
Inventories (Note 4)	20,327	9,028
Prepaid expenses and other current assets	309	699
Total current assets	29,053	12,664
Property, plant, equipment and mineral interests (Note 5)	137,981	141,848
Advance minimum royalties	471	304
Total Assets	$167,505	$154,816
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$6,888	$6,320
Interest payable	677	664
Credit facility (Note 12 (v))	-	3,000
Current portion of note payable (Note 12 (ii))	25,096	7,712
Current portion of loan payable (Note 6)	7,534	7,629
Derivative liability – Warrants (Note 7)	236	441
Total current liabilities	40,431	25,766
Note payable (Note 12 (ii))	-	22,387
Loan payable (Note 6)	6,743	9,614
Asset retirement obligation (Note 8)	2,455	1,838
Deferred tax liability	8,197	8,197
Total liabilities	57,826	67,802
Temporary Equity
Redeemable portion of non-controlling interest (Note 12 (iv))	22,868	24,214
Shareholders’ Equity
Common shares, no par value, unlimited shares authorized (2017 - unlimited); 300,101,444 (2017 – 111,148,683) shares issued and outstanding (Note 9)	95,494	71,126
Additional paid-in capital	43,966	43,853
Deficit accumulated	(96,952)	(88,500)
Total shareholders’ equity attributable to GQM Ltd.	42,508	26,479
Non-controlling interest (Note 9 (iv))	44,303	36,321
Total Shareholders’ Equity	86,811	62,800
Total Liabilities, Temporary Equity and Shareholders’ Equity	$167,505	$154,816

Going Concern (Note 2)

Commitments and Contingencies (Note 13)

Subsequent Event (Note 15)

Approved by the Directors:

“Thomas M. Clay”	“Bryan A. Coates”
Thomas M. Clay, Director	Bryan A. Coates, Director

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss

(amounts expressed in thousands of US dollars, except shares amounts - Unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Sales	$16,855	$16,496	$40,925	$48,182

Cost of Sales
Direct mining costs	(14,469)	(15,404)	(35,615)	(40,333)
Depreciation and depletion (Note 5)	(3,615)	(2,931)	(9,955)	(8,429)
Loss from mine operations	(1,229)	(1,839)	(4,645)	(580)

General and administrative expenses (Note 10)	(839)	(1,171)	(2,972)	(3,297)
Operating loss	(2,068)	(3,010)	(7,617)	(3,877)

Other income (expenses)
Gain on derivative instruments (Note 7)	136	1,139	204	3,033
Finance expense (Note 12 (iii) and 12 (v))	(1,409)	(1,295)	(4,383)	(3,592)
Interest income	26	14	98	77
Other expenses	(42)	(72)	(118)	(488)
Total other income (expenses)	(1,289)	(214)	(4,199)	(970)
Net and comprehensive loss for the period	$(3,357)	$(3,224)	$(11,816)	$(4,847)
Less: Net and comprehensive loss attributable to the non-controlling interest for the period (Note 12 (iv))	954	1,335	3,364	1,495
Net and comprehensive loss attributable to Golden Queen Mining Co Ltd. for the period	$(2,403)	$(1,889)	$(8,452)	$(3,352)
Income (loss) per share – basic (Note 11)	$(0.01)	$(0.02)	$(0.03)	$(0.03)
Income (loss) per share – diluted (Note 11)	$(0.01)	$(0.02)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding – basic	300,101,444	111,148,683	263,418,307	111,137,694
Weighted average number of common shares outstanding - diluted	300,101,444	111,148,683	263,418,307	111,137,694

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Statements of Shareholders’ Equity, Non-controlling Interest and Redeemable Portion of Non-controlling Interest

  (amounts expressed in thousands of US dollars, except shares amounts- Unaudited)

	Common shares	Amount	Additional Paid-in Capital	Deficit Accumulated	Total Shareholders’ Equity attributable to GQM Ltd	Non- controlling Interest	Total Shareholders’ Equity	Redeemable Portion of Non- controlling Interest
Balance, December 31, 2016	111,048,683	$71,067	$43,652	$(87,335)	$27,384	$39,327	$66,711	$26,220
Issuance of common shares (Note 9)	100,000	59	-	-	59	-	59	-
Stock-based compensation	-	-	133	-	133	-	133	-
Net loss for the period	-	-	-	(3,352)	(3,352)	(897)	(4,249)	(599)
Balance, September 30, 2017	111,148,683	$71,126	$43,785	$(90,687)	$24,224	$38,430	$62,654	$25,621

Balance, December 31, 2017	111,148,683	$71,126	$43,853	$(88,500)	$26,479	$36,321	$62,800	$24,214
Issuance of common shares (Note 9)	188,952,761	24,368	-	-	24,368	-	24,368	-
Capital contribution from non-controlling interest	-	-	-	-	-	10,000	10,000	-
Stock-based compensation	-	-	113	-	113	-	113	-
Net loss for the period	-	-	-	(8,452)	(8,452)	(2,018)	(10,470)	(1,346)
Balance, September 30, 2018	300,101,444	$95,494	$43,966	$(96,952)	$42,508	$44,303	$86,811	$22,868

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Statements of Cash Flows

 (amounts expressed in thousands of US dollars - Unaudited)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net loss for the period	$(11,816)	$(4,847)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation and depletion	9,955	8,429
Amortization of debt discount and interest accrual	1,708	1,250
Accretion expense	125	93
Change in fair value of derivative liabilities (Note 7)	(205)	(3,033)
Stock based compensation	113	133
Unrealized foreign exchange	(37)	(48)
Non-cash finder fees	-	59
Changes in non-cash working capital items:
Prepaid expenses & other current assets	390	267
Inventory	(11,299)	(1,011)
Accounts payable & accrued liabilities	(124)	2,390
Interest payable	677	1,915
Cash generated from (used in) operating activities	(10,513)	5,597
Investment activities:
Additions to property, plant, equipment and mineral interests	(2,585)	(9,566)
Cash used in investing activities	(2,585)	(9,566)
Financing activity:
Issuance of common shares (Note 9)	24,368	-
Repayment of credit facility	(3,000)	-
Repayments of loan payable (Note 6)	(6,079)	(4,649)
Repayments of note payable and accrued interest (Note 12 (ii))	(6,711)	-
Capital contribution from non-controlling interest	10,000	-
Cash generated from (used in) financing activities	18,578	(4,649)
Net change in cash and cash equivalents	5,480	(8,618)
Cash and cash equivalents, beginning balance	2,937	13,301
Cash and cash equivalents, ending balance	$8,417	$4,683

Supplementary Disclosure of Cash Flow Information

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2018	2017
Cash paid during the period for:
Interest on loan and note payable	$2,037	$428
Non-cash financing and investing activities:
Asset retirement costs charged to mineral property interests	$617	$260
Mining equipment acquired through issuance of debt	$3,113	$5,895
Mineral property expenditures included in accounts payable	$102	$1,081
Non-cash finders’ fee	$-	$59
Non-cash amortization of discount and interest expense	$1,708	$1,250
Interest payable converted to principal balance	$-	$1,560

See Accompanying Notes to Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

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

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) applicable to going concern. The accounting policies followed in preparing these condensed consolidated interim financial statements are those used by the Company as set out in the audited consolidated financial statements for the year ended December 31, 2017 other than noted below.

Certain information and note disclosures normally included for annual consolidated financial statements prepared in accordance with US GAAP have been omitted. These unaudited condensed consolidated interim financial statements should be read together with the audited consolidated financial statements of the Company for the year ended December 31, 2017.

In the opinion of Management, all adjustments considered necessary (including reclassifications and normal recurring adjustments) to present fairly the financial position, results of operations and cash flows as at September 30, 2018 and for all periods presented, have been included in these unaudited condensed consolidated interim financial statements. The interim results are not necessarily indicative of results for the full year ending December 31, 2018, or future operating periods.

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

The Company is required to pay the following amounts to the Clay Group on the following dates: $1.7 million of interest and principal on and October 1, 2018 (paid on October 1, 2018), $1.7 million of interest and principal on January 1, 2019, $3.9 million of interest and principal on April 1, 2019 and $21.7 million of interest and principal on May 21, 2019. In the nine months ended September 30, 2018, the cash used in operating activities was $10.5 million, however, management believes the Company will be able to meet its financial obligations for the 12 months period following the date of these financial statements except that it is currently unlikely the Company will be able to reimburse the final two payments of $3.9 million and $21.7 million on April 1, 2019 and May 21, 2019 respectively. The Company will need to receive cash distributions from GQM LLC to service its debt and such distributions are contingent on GQM LLC’s ability to generate positive cash flows. The Company reviewed the mine plan in light of the results for the nine months ended September 30, 2018 and has determined it is unlikely it will receive sufficient distributions from GQM LLC during this fiscal year to service its debt in early 2019. This situation raises substantial doubt about the Company’s ability to continue as a going concern. Consequently, in the third quarter of 2018, the Company initiated discussions with the Clay Group to restructure the reimbursement of the last debt payment. While the Company has been successful in re-negotiating the debt repayment terms with the Clay Group in the past, there can be no assurance that will be achieved going forward.

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

For the Three and Nine Months Ended September 30, 2018 and 2017

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

For the Three and Nine Months Ended September 30, 2018 and 2017

(amounts expressed in thousands of US dollars - Unaudited)

4.	Inventories

Inventories consist primarily of production from the Company’s operation, in varying stages of the production process and supplies and spare parts, all of which are presented at the lower of cost or net realizable value. Inventories of the Company are comprised of:

	September 30, 2018	December 31, 2017
Stockpile inventory	$2,603	$201
In-process inventory	14,473	6,495
Dore inventory	841	320
Supplies and spare parts	2,410	2,012
	$20,327	$9,028

During the nine months ended September 30, 2018, the Company recorded a charge of $122 to bring the Dore inventory down to net realizable value.

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

	Land	Mineral property interest and claims	Mine development	Machinery and equipment	Buildings and infrastructure	Construction in progress	Interest capitalized	Total
Cost
At December 31, 2016	$3,893	$4,241	$42,033	$60,201	$28,604	$543	$5,886	$145,401
Additions	98	817	354	17	-	19,597	-	20,883
Transfers	-	222	8,625	11,239	-	(20,086)	-	-
Disposals	(22)	-	(239)	(1,391)	(207)	-	-	(1,859)
At December 31, 2017	$3,969	$5,280	$50,773	$70,066	$28,397	$54	$5,886	$164,425
Additions	163	5	499	9	-	5,412	-	6,088
Transfers	-	-	711	4,520	-	(5,231)	-	-
Disposals	-	-	-	(8)	(7)	-	-	(15)
At September 30, 2018	$4,132	$5,285	$51,983	$74,587	$28,390	$235	$5,886	$170,498

Accumulated depreciation and depletion
At December 31, 2016	$-	$67	$971	$7,129	$2,679	$-	$5	$10,851
Additions	-	261	2,444	6,489	2,358	-	466	12,018
Disposals	-	-	-	(265)	(27)	-	-	(292)
At December 31, 2017	$-	$328	$3,415	$13,353	$5,010	$-	$471	$22,577
Additions	-	191	1,882	5,798	1,769	-	315	9,955
Disposals	-	-	-	(8)	(7)	-	-	(15)
At September 30, 2018	$-	$519	$5,297	$19,143	$6,772	$-	$786	$32,517

Carrying values
At December 31, 2017	$3,969	$4,952	$47,358	$56,713	$23,387	$54	$5,415	$141,848
At September 30, 2018	$4,132	$4,766	$46,686	$55,444	$21,618	$235	$5,100	$137,981

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

(amounts expressed in thousands of US dollars - Unaudited)

6.	Loan Payable

As at September 30, 2018 and December 31, 2017, equipment financing balances are as follows:

	September 30, 2018	December 31, 2017
Balance, beginning of the period	$17,243	$15,150
Additions	3,751	10,727
Down payments and taxes	(638)	(1,839)
Settlements	-	(603)
Principal repayments	(6,079)	(6,192)
Balance, end of the period	$14,277	$17,243

Current portion	$7,534	$7,629
Non-current portion	$6,743	$9,614

The terms of the equipment financing agreements are as follows:

	September 30, 2018	December 31, 2017
Total acquisition costs	$39,443	$35,692
Interest rates	0.00% ~ 4.50%	0.00% ~ 4.50%
Monthly payments	$5 ~ 74	$5 ~ 74
Average remaining life (years)	2.25	2.13

For the nine months ended September 30, 2018, the Company made total down payments of $638 (December 31, 2017 – $1,839). The down payments consist of the sales tax on the assets and a 10% payment of the pre-tax purchase price. All of the loan agreements are for a term of four years, except two which are for three years, and are secured by the underlying asset.

The following table outlines the principal payments to be made for each of the remaining years:

Years	Principal Payments
2018 and 2019	$8,417
2020	3,307
2021	2,119
2022	434
Total	$14,277

7.	Derivative Liabilities

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

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

(amounts expressed in thousands of US dollars - Unaudited)

7.	Derivative Liabilities (continued)

The share purchase warrants meet the definition of a derivative liability instrument as the exercise price is not a fixed price as described above. Therefore, the settlement feature does not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15.

The fair value of the derivative liabilities related to the Clay Group share purchase warrants as at September 30, 2018 was $235 (December 31, 2017 – $439). The derivative liabilities were calculated using the Black-Scholes pricing valuation model with the following assumptions:

Warrants related to June 2015 Loan	September 30, 2018	December 31, 2017
Risk-free interest rate	1.08%	1.73%
Expected life of derivative liability	1.69 years	2.44 years
Expected volatility	80.84%	78.59%
Dividend rate	0.00%	0.00%

Warrants related to November 2016 Loan	September 30, 2018	December 31, 2017
Risk-free interest rate	1.40%	1.73%
Expected life of derivative liability	3.15 years	3.89 years
Expected volatility	79.52%	75.69%
Dividend rate	0.00%	0.00%

The change in the derivative share purchase warrants is as follows:

	September 30, 2018	December 31, 2017
Balance, beginning of the period	$439	$5,458
Change in fair value	(204)	(5,019)
Balance, end of the period	$235	$439

Share Purchase Warrants

On July 25, 2016, the Company issued 6,317,700 share purchase warrants with an exercise price of C$2.00 and an expiry date of July 25, 2019. As at September 30, 2018, the Company re-measured the share purchase warrants and determined the fair value of the derivative liability to be $1 (December 31, 2017 - $2).

8.	Asset Retirement Obligations

Reclamation Financial Assurance

GQM LLC is required to provide the Bureau of Land Management, the State Office of Mine Reclamation and Kern County with a revised reclamation cost estimate annually.  The financial assurance is adjusted once the cost estimate is approved.

This estimate, once approved by state and county authorities, forms the basis of reclamation financial assurance. The reclamation assurance provided as at September 30, 2018 was $1,749 (December 31, 2017 – $1,465).

GQM LLC is also required to provide financial assurance with the Lahontan Regional Water Quality Control Board (the “Regional Board”) for closure and reclamation costs related to the lined impoundments, which are defined as the Stage 1 and Stage 2 heap leach pads, the overflow pond, and the solution collection channel. The reclamation financial assurance estimate as at September 30, 2018 was $2,450 (December 31, 2017 – $1,869).

In addition to the above, GQM LLC is required to obtain and maintain financial assurance for initiating and completing corrective action and remediation of a reasonably foreseeable release from the Project’s waste management units as required by the Regional Board. The reclamation financial assurance estimate as at September 30, 2018 is $278 (December 31, 2017 – $278).

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

(amounts expressed in thousands of US dollars - Unaudited)

8.	Asset Retirement Obligations (continued)

GQM LLC entered into $4,921 (2017 – $3,612) in surety bond agreements in order to release its reclamation deposits and a bond for power of $444. GQM LLC pays a yearly premium of $101 (2017 – $90). Golden Queen Ltd. has provided a corporate guarantee on the surety bonds.

Asset Retirement Obligation

The total asset retirement obligation as at September 30, 2018, was $2,455 (December 31, 2017 – $1,838).

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and remediate its property based on its activities to date. As at September 30, 2018, the Company estimates the cash outflow related to these reclamation activities will be incurred in 2028. Reclamation provisions are measured at the expected value of future cash flows discounted to their present value using a discount rate based on a credit adjusted risk-free interest rate of 8.34% and an inflation rate of 2.41%.

The following is a summary of asset retirement obligations:

	September 30, 2018	December 31, 2017
Balance, beginning of the period	$1,838	$1,366
Accretion	125	126
Changes in cash flow estimates	492	346
Balance, end of the period	$2,455	$1,838

9.	Share Capital

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

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

(amounts expressed in thousands of US dollars - Unaudited)

9.	Share Capital (continued)

Stock options (continued)

The following is a summary of stock option activity during the nine months ended September 30, 2018:

	Shares	Weighted Average Exercise Price per Share
Options outstanding, December 31, 2016	1,555,000	$0.85
Options granted	1,605,001	$0.38
Options forfeited	(166,667)	$0.64
Options expired	(393,333)	$1.13
Options outstanding, December 31, 2017	2,600,001	$0.54
Options forfeited	(75,000)	$0.29
Options expired	(200,000)	$1.48
Options outstanding, September 30, 2018	2,325,001	$0.46

During the three and nine months ended September 30, 2018, the Company recognized $34 and $113 (the three and nine months ended September 30, 2017 - $48 and $133) in stock-based compensation relating to employee stock options that were issued and/or had vesting terms.

The following table summarizes information about stock options outstanding and exercisable as at September 30, 2018:

Expiry Date	Number Outstanding	Number Exercisable	Remaining Contractual Life (years)	Exercise Price
September 8, 2020	430,000	430,000	1.94	$0.58
November 30, 2021	365,000	121,666	3.17	$0.66
March 20, 2022	400,002	133,334	3.47	$0.65
October 20, 2022	1,129,999	-	4.06	$0.29
	2,325,001	685,000	3.43

As at September 30, 2018, the aggregate intrinsic value of the outstanding exercisable options was $nil (December 31, 2017 – $nil).

Warrants

As at September 30, 2018, 24,317,700 warrants were outstanding (December 31, 2017 – 24,317,700).

The following table summarizes information about share purchase warrants outstanding as at September 30, 2018:

Expiry Date	Number Outstanding	Remaining Contractual Life (years)	Exercise Price
June 8, 2020	10,000,000	1.69		$0.7831
July 25, 2019 (1)	6,317,700	0.82	C$	2.0000
November 18, 2021	8,000,000	3.14		$0.6650
	24,317,700	1.94

(1)	Non-tradable share purchase warrants.

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

(amounts expressed in thousands of US dollars - Unaudited)

10.	General and Administrative Expenses

General and administrative expenses are incurred to support the administration of the business that are not directly related to production. Significant components of general and administrative expenses are comprised of the following:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2018	2017	2018	2017
Audit, legal and professional fees	$115	$165	$524	$561
Salaries and benefits and director fees	297	431	980	1,131
Regulatory fees and licenses	28	15	153	85
Insurance	163	122	446	369
Corporate administration	236	438	869	1,151
	$839	$1,171	$2,972	$3,297

11.	Loss Per Share

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss attributable to the shareholders of the Company - numerator for basic and diluted	$(2,403)	$(1,889)	$(8,452)	$(3,252)
Denominator:
Weighted average number of common shares outstanding -basic and diluted	300,101,444	111,148,683	263,418,307	111,137,694

Loss per share – basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.03)

Weighted average number of shares for the three and nine months ended September 30, 2018 excludes 2,325,001 options (December 31, 2017 – 2,600,001) and 24,317,700 warrants (December 31, 2017 – 24,317,700) that were antidilutive.

12.	Related Party Transactions

Except as noted elsewhere in these consolidated financial statements, related party transactions are disclosed as follows:

(i)	Compensation of Key Management Personnel, Transactions with Related Parties and Related Party Balances

For the three and nine months ended September 30, 2018, the Company recognized $125 and $424 (for the three and nine months ended September 30, 2017 – $163 and $490) salaries and fees for Officers and Directors.

As at September 30, 2018, $nil (December 31, 2017 – $38) was included in prepaid expenses and other current assets for closing fees paid to related parties.

As at September 30, 2018, $nil (December 31, 2017 – $463 for amended fees and accrued interest payable to related parties) was included in accounts payable and accrued liabilities for accrued interest payable to related parties and salaries and fees payable to Officers and Directors.

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

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

12.	Related Party Transactions (continued)

(ii)	Note Payable (continued)

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

The following table summarizes activity on the notes payable:

	September 30, 2018	December 31, 2017
Balance, beginning of the period	$30,099	$26,347
Interest payable transferred to principal balance	-	2,212
Accretion of discount on loans	1,512	1,940
Capitalized financing and legal fees	-	(400)
Accretion of capitalized financing and legal fees	196	-
Repayment of loans and interest	(6,711)	-
Balance, end of the period	$25,096	$30,099

Current portion	$25,096	$7,712
Non-current portion	$-	$22,387

(iii)	Amortization of Discounts and Interest Expense

The following table summarizes the amortization of discounts and interest on loans:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2018	2017	2018	2017
Accretion of the Nov 2017 Loan discount	$518	$510	$1,512	$1,250
Accretion of capitalized financing and legal fees	66	-	196	-
Interest expense related to the Nov 2017 Loan	678	642	2,087	1,914
Closing and commitment fees related to the Credit Facility	-	-	40	-
Interest expense related to Komatsu financial loans (1)	147	143	548	428
Accretion of discount and interest on loan	$1,409	$1,295	$4,383	$3,592

(1)	Komatsu is not a related party and has only been included in the above table to reconcile the total interest expense incurred for the period … to the amounts capitalized and expensed.

(iv)	Joint Venture Transaction

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

For the Three and Nine Months Ended September 30, 2018 and 2017

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

The net assets of GQM LLC as at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
Assets, GQM LLC	$158,087	$149,095
Liabilities, GQM LLC	(23,746)	(28,024)
Net assets, GQM LLC	$134,341	$121,071

Included in the assets above, is $3,980 (December 31, 2017 – $2,606) in cash held by GQM LLC which is directed specifically to fund capital expenditures required to continue with production and to settle GQM LLC’s obligations. The liabilities of GQM LLC do not have recourse to the general credit of Golden Queen except for $460 for two mining drill loans and $4,921 in surety bond agreements.

Non-Controlling Interest

The carrying value of the non-controlling interest is adjusted for net income and loss, distributions and contributions pursuant to ASC 810-10 based on the same percentage allocation used to calculate the initial book value of temporary equity.

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2018	2017	2018	2017
Net and comprehensive income (loss) in GQM LLC	$(1,909)	$(2,674)	$(6,728)	$(2,991)
Non-controlling interest percentage	50%	50%	50%	50%
Net and comprehensive income (loss) attributable to non-controlling interest	$(954)	$(1,335)	$(3,364)	$(1,495)
Net and comprehensive income (loss) attributable to permanent non-controlling interest	$(572)	$(801)	$(2,018)	$(897)
Net and comprehensive income (loss) attributable to temporary non-controlling interest	$(382)	$(534)	$(1,346)	$(598)

	Permanent Non- Controlling Interest	Temporary Non- Controlling Interest
Carrying value of non-controlling interest, December 31, 2017	$36,321	$24,214
Capital contribution	10,000	-
Net and comprehensive loss for the period	(2,018)	(1,346)
Carrying value of non-controlling interest, September 30, 2018	$44,303	$22,868

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

(amounts expressed in thousands of US dollars - Unaudited)

12.	Related Party Transactions (continued)

(v)	Credit Facility

On May 23, 2017, GQM LLC entered into a $5,000 one-year revolving credit agreement (the “Credit Facility”) in which Gauss Holdings LLC and Auvergne, LLC agreed to extend credit in the form of loans to GQM LLC. The Credit Facility commenced on July 1, 2017, bears interest at a rate of 12% per annum and is subject to a commitment fee of 1% per annum. For the three and nine months ended September 30, 2018, GQM LLC paid commitment fees of $40 (2017 – $20 and $40, respectively). The balance of the Credit Facility was $3,000 as at December 31, 2017. The Credit Facility expired on May 22, 2018 and the balance of $5 million was repaid in cash.

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

The three levels of the fair value hierarchy are as follows:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

	September 30, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party (see Note 7)	$235	$-	$235	$-
Share purchase warrants – (see Note 7)	1	-	1	-
	$236	$-	$236	$-

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

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

Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to US Dollar deposits held in Canadian financial institutions. As at September 30, 2018, the Company’s cash balances held in United States and Canadian financial institutions include $8,417, which are not fully insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

Interest Rate Risk

The Company holds approximately 55% of its cash in bank deposit accounts with a single major financial institution. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash balances during the three and nine months ended September 30, 2018, a 1% decrease in interest rates would have reduced the interest income for the three and nine months ended September 30, 2018, by an immaterial amount.

Foreign Currency Exchange Risk

Certain purchases of corporate overhead items are denominated in Canadian Dollar. As a result, currency exchange fluctuations may impact the costs of operations. Specifically, the appreciation of the Canadian Dollar against the US Dollar may result in an increase in the Canadian operating expenses in US dollar terms. As at September 30, 2018, the Company maintained the majority of its cash balance in US Dollars. The Company currently does not engage in any currency hedging activities.

GOLDEN QUEEN MINING CO. LTD.

Notes to Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2018 and 2017

(amounts expressed in thousands of US dollars - Unaudited)

15.	Subsequent Events

On October 12, 2018, GQM LLC entered into an agreement with Gauss Holdings LLC and Auvergne LLC (the “Lenders”) where by the Lenders are providing GQM LLC a revolving credit loan facility (the “Facility”) in the amount of $20 million. Through Gauss LLC, the Lenders are the other 50% owners of GQM LLC. Gauss Holdings LLC is wholly owned by Jefferies Financial Group, and Auvergne LLC is wholly owned by members of the Clay family.

Under the terms of the agreement, the maturity date of the Facility is March 31, 2020 and the annual interest rate on drawn amounts is 8%. The Company may prepay all or part of the Facility at any time prior to the maturity date, and amounts prepaid will not be subject to penalty.

GQM LLC has made an initial $5 million draw on the Facility.

In connection with the Facility, the Lenders were issued 21,486 warrants (the “GQM LLC Warrants”), with each warrant entitling the holder to purchase a unit of GQM LLC for a period of five (5) years at an exercise price of $475.384 per unit.

The GQM LLC Warrants represent a fully-diluted 7.5% interest in the equity of GQM LLC. If the GQM LLC warrants are exercised, the Company’s interest in GQM LLC will be diluted to 46.25%. The Company’s current interest in GQM LLC is 50%.

The Facility is secured by a pledge of the Company’s equity interest in GQM LLC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of the operating results and financial condition of Golden Queen Mining Co. Ltd. (“Golden Queen”, “GQM Ltd.”, “Company”, “we”, “our” or “us”) is as at November 8, 2018 and should be read in conjunction with the unaudited condensed consolidated interim financial statements of the Company for the three and nine months ended September 30, 2018 and the notes thereto.

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

The Soledad Mountain Mine

Overview

The Company is engaged in the operation of the Soledad Mountain Mine (“the Mine”), located in the Mojave Mining District, Kern County, California. The Company currently owns 50% of Golden Queen Mining Company, LLC (“GQM LLC”), the operator of the Mine. The remaining 50% is owned by Gauss LLC (“Gauss”). The Mine is located just outside the town of Mojave in southern California and utilizes conventional open pit mining methods and cyanide heap leach and Merrill-Crowe processes to recover gold and silver from crushed, agglomerated ore. The Mine also produces small quantities of aggregate.

Highlights: Third Quarter Highlights

•	Total of 4,837 kt of ore and waste (previous quarter 3,912 kt) were mined including 916 kt of ore (previous quarter 1,473 kt);
•	Plant processed a total of 931 kt of ore at an average grade of 0.025 oz/t (previous quarter 943 kt at an average grade of 0.020 oz/t);
•	Merrill-Crowe recovery was 95% in September, the highest recovery achieved since commencement; and
•	12,943 ounces of gold and 121,843 ounces of silver were produced (previous quarter was 9,976 and 99,846 ounces, respectively).

Project Update

In the third quarter of 2018, the Company continued to develop the East Pit. It is anticipated that the transition to the East Pit will provide the majority of ore production for at least the next two years where higher ore tonnage and grade and lower waste tons are expected. The plan is to increase the delivery of ounces to the heap leach pad by selectively mining higher grade tons as much as practical. Operations during the third quarter of 2018 show continued improvement in gold ounces loaded on the pad. As a result of the drill program completed during first quarter of the year, a new life of mine plan is currently being prepared.

During the third quarter of 2018, Soledad Mountain recorded a mined gold grade of 0.026 ounces per ton, the highest quarterly result since the beginning of mine operations. It is anticipated that higher grade ore mined and processed during the third quarter of 2018 will benefit gold production in the fourth quarter of 2018 and the first quarter of 2019. Production in the third quarter was 12,943 ounces of gold and 121,843 ounces of silver. The improved result compared to preceding quarters was driven by the higher-grade ore placed on the pad since the beginning of the year.

Through the first 13 benches mined in the East Pit, ore production has encountered almost 35% more gold ounces than indicated in the mine plan based on the geological model. The strip ratio in the East Pit has been near expectation and there has been an increase in waste stripping at the top of the mountain during the quarter to facilitate ore mining in 2019 and 2020. This advanced stripping negatively impacts current operating costs.

For the third quarter, ore mining rate has been roughly matched to pad-loading production (little stockpile movement). The amount of tons mined increased due to increased stripping in the East Pit phase 2. During the period, there was significant unplanned downtime associated with the jaw and secondary crushers. In addition, the maintenance crew replaced the rolls on the HPGR during the third quarter, a year later than forecast. Merrill-Crowe plant performance improved greatly in the third Quarter. The recovery of gold from solution averaged over 90% in the quarter from the low 80s in previous quarters. Better clarifier performance as well as a change in the procedure for restarting filter presses after cleaning were responsible for the improvement.

Column testing of monthly sample composites show that leaching is generally in line with the feasibility study predictions. Actual leach results from the heap show good recovery that ties well with the projected recovery curves in the feasibility study for ultimate gold recovery. However, East Pit ore leaching exhibits slightly slower leach kinetics than the Northwest/Main Pit phase 1 ore. In addition, recently stacked ore has not been leached for a full cycle yet. It is expected that full-cycle leaching will produce results close to feasibility study ultimate recovery. Currently, less than half the pad is under leach due to the stacking configuration and this significantly delays the recovery of gold and silver from the latter parts of the leach cycle.

The Company has initiated the process of permitting additional infrastructure for ongoing operations and planned activities that are expected to extend the mine life of Soledad Mountain beyond the initial 11 years contemplated in the 2015 Feasibility Study.  The process is ongoing and it is anticipated to take approximately one to two years.

For the three months ended September 30, 2018, the Company recorded aggregate sales of $3.6. The Company was added to the California AB 3098 list last year which allows the Company to sell its aggregate to state and municipal agencies. The Company will not include the sale of aggregate in cash flow projections until such time as a long-term contract for the sale of products has been secured.

There are currently a total of 218 persons employed on site.

Results of Operations

The following are the results of operations for the three and nine months ended September 30, 2018 and 2017:

		Three months ended		Nine months ended
		30-Sep-18	30-Sep-17	30-Sep-18	30-Sep-17
Mining - Key Metrics
Ore mined	k ton	916	928	3,524	2,790
	ore mined
Waste mined: ore mined ratio	ratio	4.3:1	4.3:1	2.6:1	3.9:1
Gold grade placed	oz/ton	0.025	0.013	0.021	0.016
Silver grade placed	oz/ton	0.399	0.180	0.355	0.203
Gold sold	oz	12,798	12,255	29,219	36,068
Silver sold	oz	100,408	47,977	250,147	163,856
Apparent cumulative recovery - gold (1)%		67.1%	73.0%	67.1%	73.0%
Apparent cumulative recovery - silver (1)%		28.5%	25.8%	28.5%	25.8%

Financial (1)
Revenue		$16,855	16,496	40,925	48,182
Cost of sales, excluding depreciation and depletion (or Direct mining costs)		$14,469	15,404	35,615	40,333
Depreciation and depletion		$3,615	2,931	9,955	8,429
Loss from mine operations		$(1,229)	(1,839)	(4,645)	(580)
General and administrative expenses		$(839)	(1,171)	(2,972)	(3,297)
Total other income (expenses)		$(1,289)	(214)	(4,199)	(970)
Net and comprehensive loss		$(3,357)	(3,224)	(11,816)	(4,847)
Net and comprehensive income (loss) attributable to Golden Queen Mining Co Ltd.		$(2,403)	(1,889)	(8,452)	(3,352)
Average realized gold price (1)	$/oz sold	1,201	1,280	1,264	1,257
Average realized silver price (1)	$/oz sold	14.77	16.89	15.90	17.23
Total cash costs - net of by-product credits (1)(2)	$/Au oz produced	1,047	1,177	1,503	1,074
All-in sustaining costs - net of by-product credits (1)	$/Au oz produced	1,086	1,502	1,692	1,517
Total cash costs (3)	$/t placed	19.47	16.99	18.02	15.40
Off-site costs (1)	$/t placed	0.53	0.78	0.59	0.77

(1)	Total cash costs, all-in sustaining costs, apparent cumulative recovery, off-site costs, average realized gold price and average realized silver price are financial performance measures with no standard meaning under US GAAP. Refer to “Non-US GAAP Financial Performance Measures” for further information.
(2)	Total cash costs – net of by-product credits figure incorporates inventory changes and others adjustment, refer to total cash costs reconciliation in “Non-US GAAP Financial Performance Measures” for details.
(3)	Total cash costs figure does not incorporate inventory changes and others adjustment.

Financial Results

For the three and nine months ended September 30, 2018, the Company generated revenues from operations of $16,855 from the sale of 12,798 ounces of gold and 100,408 ounces of silver and $40,925 from the sale of 29,219 ounces of gold and 250,147 ounces of silver, respectively. In comparison, for the same periods of 2017 the Company generated revenues from operations of $16,496 from the sale of 12,255 ounces of gold and 47,977 ounces of silver and $48,182 from the sale of 36,068 ounces of gold and 163,586 ounces of silver. The decrease in revenue was caused by the lower gold price and, for the nine months, lower ounces sold.

The costs, excluding depreciation and depletion, applicable to sales incurred during the three and nine months ended September 30, 2018 were $14,469 and $35,615 (three and nine months ended September 30, 2017 - $15,404 and $40,333), respectively. The cost of sales, excluding depreciation and depletion, in the current period decreased in comparison with the prior period due to decreased revenues offset by increased stripping in preparation for East Pit phase 2. Costs of sales include mining, processing, maintenance and site support costs. Also, included in the costs of sales are refining, transportation costs, royalties and property taxes.

Depreciation and depletion expenses during the three and nine months ended September 30, 2018 were $3,615 and $9,955 (three and nine months ended September 30, 2017 – $2,931 and $8,429), respectively. The increase in 2018 compared to 2017 was mainly due to the addition of depreciable fixed assets of $19,409 in the third and fourth quarters of 2017 and the addition of depreciable fixed assets of $6,088 in the first three quarters of 2018. These new depreciable fixed assets consist primarily of mobile mining equipment.

General and administrative expenses for the three and nine months ended September 30, 2018 were $839 and $2,972 (three and nine months ended September 30, 2017 - $1,171 and $3,297), respectively. The decrease in 2018 compared to 2017 was mainly a result of lower legal and professional fees, salaries and benefits offset by higher insurance and regulatory fees. General and administrative expenses are being reduced in an effort to lower costs and improve liquidity.

For the three and nine months ended September 30, 2018, the Company incurred finance expenses of $1,409 and $4,383 compared to $1,295 and $3,592 for the three and nine months ended September 30, 2017. The increase in finance expenses was mainly due to an increase of 2% in the interest rate on the Clay Loan resulting in additional interest payable and increased accretion on the Clay Loan.

For the three and nine months ended September 30, 2018, the Company recorded gains of $136 and $204 on derivative instruments compared to gains of $1,139 and $3,033 on derivative instruments for the three and nine months ended September 30, 2017, respectively. The gain for the nine months ended September 30, 2018 was smaller due to insignificant downward movement of the Company’s share price compared to the same period of 2017.

Summary of Quarterly Results

Results for the eight most recent quarters are set out in the table below:

	Results for the quarter ended:
	30-Sep-18	30-Jun-18	31-Mar-18	31-Dec-17
Revenue	$16,855	$14,485	$9,585	$13,939
Net and comprehensive income (loss)	$(3,357)	$604	$(9,063)	$(1,327)
Net and comprehensive loss attributable to GQM Ltd.	$(2,403)	$(632)	$(5,417)	(2,188)
Basic net loss per share	$(0.01)	$(0.00)	$(0.03)	$(0.02)
Diluted net loss per share	$(0.01)	$(0.00)	$(0.03)	$(0.02)

	Results for the quarter ended:
	30-Sep-17	30-Jun-17	31-Mar-17	31-Dec-16
Revenue	$16,496	$16,882	$14,804	$10,278
Net and comprehensive income (loss)	$(3,224)	$1,192	$(2,815)	$(434)
Net and comprehensive income (loss) attributable to GQM Ltd.	$(1,889)	$962	(2,425)	868
Basic net income (loss) per share	$(0.01)	$0.01	$(0.02)	$(0.01)
Diluted net income (loss) per share	$(0.01)	$0.01	$(0.02)	$(0.01)

During the three months ended September 30, 2018, net and comprehensive loss of $3,357 was mainly due to the loss generated from mine operations of $1,229. Mine operations improvements and higher grade were offset by additional cost for East Pit phase 2 stripping, equipment overhauls and the lower gold price.

During the three months ended June 30, 2018, net and comprehensive income was $602 mainly as a result of income generated from mine operations of $2,112.

During the three months ended March 31, 2018, net and comprehensive loss was $9,063 mainly as a result of loss from mine operations of $6,449 due to higher direct mining costs as a result of developing the East Pit and lower revenues due to lower gold production as a result of fewer available gold ounces on the leach pad.

In general, the results of operations can vary from quarter to quarter depending upon the nature, timing and cost of activities undertaken, whether or not the Company incurs gains or losses on foreign exchange or grants stock options, and the movements in its derivative liability.

Reclamation Financial Assurance and Asset Retirement Obligation

Reclamation Financial Assurance

GQM LLC is required to provide the Bureau of Land Management, the State Office of Mine Reclamation and Kern County with a revised reclamation cost estimate annually.  The financial assurance is adjusted once the cost estimate is approved.

This estimate, once approved by state and county authorities, forms the basis of reclamation financial assurance. The reclamation assurance provided as at September 30, 2018 was $1,749 (December 31, 2017 – $1,465).

GQM LLC is also required to provide financial assurance with the Lahontan Regional Water Quality Control Board (the “Regional Board”) for closure and reclamation costs related to the lined impoundments, which are defined as the Stage 1 and Stage 2 heap leach pads, the overflow pond, and the solution collection channel. The reclamation financial assurance estimate as at September 30, 2018 was $2,450 (December 31, 2017 – $1,869).

In addition to the above, GQM LLC is required to obtain and maintain financial assurance for initiating and completing corrective action and remediation of a reasonably foreseeable release from the Project’s waste management units as required by the Regional Board. The reclamation financial assurance estimate as at September 30, 2018 is $278 (December 31, 2017 – $278).

GQM LLC entered into $4,921 (2017 – $3,612) in surety bond agreements in order to release its reclamation deposits and a bond for power of $444. GQM LLC pays a yearly premium of $101 (2017 – $90). Golden Queen Ltd. has provided a corporate guarantee on the surety bonds.

Asset Retirement Obligation

The total asset retirement obligation as at September 30, 2018, was $2,455 (December 31, 2017 – $1,838).

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and remediate its property based on its activities to date. As at September 30, 2018, the Company estimates the cash outflow related to these reclamation activities will be incurred in 2028. Reclamation provisions are measured at the expected value of future cash flows discounted to their present value using a discount rate based on a credit adjusted risk-free interest rate of 8.34% and an inflation rate of 2.41%.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Transactions with Related Parties

Except as noted elsewhere in this Form 10-Q, related party transactions are disclosed as follows:

(i)	Compensation of Key Management Personnel, Transactions with Related Parties and Related Party Balances

For the three and nine months ended September 30, 2018, the Company recognized $125 and $424 (for the three and nine months ended September 30, 2017 – $163 and $490) salaries and fees for Officers and Directors.

As at September 30, 2018, $nil (December 31, 2017 – $38) was included in prepaid expenses and other current assets for closing fees paid to related parties.

As at September 30, 2018, $nil (December 31, 2017 – $463) for amended fees and accrued interest payable to related parties was included in accounts payable and accrued liabilities for accrued interest payable to related parties and salaries and fees payable to Officers and Directors.

(ii)	Note Payable

On November 18, 2016, the Company entered into a loan with the Clay Group for $31,000 (the “November 2016 Loan”), due on May 21, 2019 and an annual interest rate of 8%, payable quarterly. In connection with the November 2016 Loan, the Company issued 8,000,000 common share purchase warrants exercisable for a period of five years expiring November 21, 2021. The common share purchase warrants have an exercise price of $0.85. As per an anti-dilution provision included in the November 2016 Loan agreement, the exercise price of the November 2016 Warrants was revised to $0.6650 on the rights offering completion date. The expiry date of November 18, 2021 of the November 2016 Warrants remains unchanged.

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

The following table summarizes activity on the notes payable:

	September 30, 2018	December 31, 2017
Balance, beginning of the period	$30,099	$26,347
Interest payable transferred to principal balance	-	2,212
Accretion of discount on loans	1,512	1,940
Capitalized financing and legal fees	-	(400)
Accretion of capitalized financing and legal fees	196	-
Repayment of loans and interest	(6,711)	-
Balance, end of the period	$25,096	$30,099

Current portion	$25,096	$7,712
Non-current portion	$-	$22,387

(iii)	Amortization of Discounts and Interest Expense

The following table summarizes the amortization of discounts and interest on loan:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2018	2017	2018	2017
Accretion of the Nov 2017 Loan discount	$518	$510	$1,512	$1,250
Accretion of capitalized financing and legal fees	66	-	196	-
Interest expense related to the Nov 2017 Loan	678	642	2,087	1,914
Closing and commitment fees related to the Credit Facility	-	-	40	-
Interest expense related to Komatsu financial loans (1)	147	143	548	428
Accretion of discount and interest on loan	$1,409	$1,295	$4,383	$3,592

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

The net assets of GQM LLC as at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
Assets, GQM LLC	$158,087	$149,095
Liabilities, GQM LLC	(23,746)	(28,024)
Net assets, GQM LLC	$134,341	$121,071

Included in the assets above, is $3,980 (December 31, 2017 – $2,606) in cash held by GQM LLC which is directed specifically to fund capital expenditures required to continue with production and to settle GQM LLC’s obligations. The liabilities of GQM LLC do not have recourse to the general credit of Golden Queen except for $460 for two mining drill loans and $4,921 in surety bond agreements.

Non-Controlling Interest

The carrying value of the non-controlling interest is adjusted for net income and loss, distributions and contributions pursuant to ASC 810-10 based on the same percentage allocation used to calculate the initial book value of temporary equity.

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2018	2017	2018	2017
Net and comprehensive income (loss) in GQM LLC	$(1,909)	$(2,674)	$(6,728)	$(2,991)
Non-controlling interest percentage	50%	50%	50%	50%
Net and comprehensive income (loss) attributable to non-controlling interest	$(954)	$(1,335)	$(3,364)	$(1,495)
Net and comprehensive income (loss) attributable to permanent non-controlling interest	$(572)	$(801)	$(2,018)	$(897)
Net and comprehensive income (loss) attributable to temporary non-controlling interest	$(382)	$(534)	$(1,346)	$(598)

	Permanent Non- Controlling Interest	Temporary Non- Controlling Interest
Carrying value of non-controlling interest, December 31, 2017	$36,321	$24,214
Capital contribution	10,000	-
Net and comprehensive loss for the period	(2,018)	(1,346)
Carrying value of non-controlling interest, September 30, 2018	$44,303	$22,868

(v)	Credit Facilities

On May 23, 2017, GQM LLC entered into a $5,000 one-year revolving credit agreement (the “Credit Facility”) in which Gauss Holdings LLC and Auvergne, LLC agreed to extend credit in the form of loans to GQM LLC. The 2017 Credit Facility commenced on July 1, 2017, bore interest at a rate of 12% per annum and was subject to a commitment fee of 1% per annum. For the three and nine months ended September 30, 2018, GQM LLC paid commitment fees of $0 and $40, respectively (2017 – $20 and $40, respectively). The 2017 Credit Facility expired on May 22, 2018. The balance of the Credit Facility was $3,000 as at December 31, 2017, and the balance of $5,000 was repaid during the first quarter of 2018.

On October 12, 2018, the Company’s wholly-owned subsidiary, Golden Queen Mining Holdings, Inc., as a pledgor (“GQM Holdings” or “Borrower”), entered into a revolving credit agreement by and among GQM Holdings, Golden Queen Mining Company, LLC, as borrower, Gauss LLC, as a pledgor (“Gauss” and together with GQM Holdings, the “Pledgors”), Gauss Holdings LLC (“Gauss Holdings”) and Auvergne, LLC (“Auvergne” and together with Gauss Holdings, the “Lenders”), dated October 12, 2018 (the “Credit Agreement”).

Under the terms of the Credit Agreement, the Lenders have agreed to loan GQM LLC up to $20,000,000 (the “Commitment”) under a revolving credit facility (the “Facility”), which matures on March 31, 2020. GQM LLC may pre-pay all or part of the Facility at any time prior to the maturity date, and amounts prepaid will not be subject to penalty. Annual interest rate on drawn amounts under the Facility is 8% (plus an additional 2% upon an Event of Default (as defined in the Credit Agreement)), and GQM LLC agreed to pay the Lenders a commitment fee (the “Commitment Fee”) computed on a daily basis, equal to one percent (1%) per annum of the excess of (i) the Commitment, over (ii) the average daily amount of outstanding Facility balance for each fiscal quarter of the Borrower (increasing to 3% upon an Event of Default).

Under the terms of the Credit Agreement, GQM LLC issued 21,486 warrants (the “GQM LLC Warrants”), with each warrant entitling the holder to purchase a unit of GQM LLC for a period of five (5) years at an exercise price of $475.384 per unit.

The GQM LLC Warrants represent a fully-diluted 7.5% interest in the equity of GQM LLC. If the GQM LLC warrants are exercised, the Registrant’s interest in GQM LLC will be diluted to 46.25%. The Company’s current interest in GQM LLC is 50%.

The Facility is secured by a pledge of the Company’s equity interest in GQM LLC.

Fair Value of Financial Instruments

Fair Value Measurements

The three levels of the fair value hierarchy are as follows:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

	September 30, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party	$235	$-	$235	$-
Share purchase warrants	1	-	1	-
	$236	$-	$236	$-

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party	$439	$-	$439	$-
Share purchase warrants	2	-	2	-
	$441	$-	$441	$-

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

The following table shows figures attributable to the Company only as at September 30, 2018:

	GQM LLC	GQM LLC 50% Attributable to GQM Ltd.	GQM Ltd. on a Non- Consolidated Basis *	GQM Ltd. Attributable
	100%	(1)	(2)	(1) + (2)
Cash	$3,980	$1,990	$4,437	$6,427
Short Term Debt	$7,534	$3,767	$25,096	$28,863
Long Term Debt	$6,743	$3,372	$0	$3,372
Working Capital/(Deficit)	$17,536	$8,768	$(21,383)	$(12,615)

* includes GQM Holdings

The following table shows figures attributable to the Company only for the nine months ended September 30, 2018:

	GQM LLC	GQM LLC 50% Attributable to GQM Ltd.	GQM Ltd. on a Non- Consolidated Basis *	GQM Ltd. Attributable
	100%	(1)	(2)	(1) + (2)
Revenue	$40,925	$20,463	$-	$20,463
Cost of sales including depreciation and depletion	$(45,258)	$(22,629)	$(312)	$(22,941)
Accretion expense	$(126)	$(63)	$-	$(63)
G&A Expenses	$(1,738)	$(869)	$(1,122)	$(1,991)
Share based payments	$-	$-	$(114)	$(114)
Decrease in fair value of derivative liability	$-	$-	$204	$204
Finance Expense	$(588)	$(294)	$(3,795)	$(4,089)
Interest Income	$52	$26	$49	$75
Other	$8	$4	$-	$4
Net Loss	$(6,725)	$(3,362)	$(5,090)	$(8,452)

* includes GQM Holdings

Liquidity and Capital Resources

The Company has generated $130,239 in revenues from operations since inception and as at September 30, 2018, had an accumulated deficit of $96,952 and working capital deficit of $11,378.

Cash from operating activities:

For the nine months ended September 30, 2018, $10,513 of cash was used in operating activities compared to $5,597 of cash generated from operating activities for the nine months ended September 30, 2017. The increased use of cash in 2018 was primarily due to increased direct mining costs and reduced revenue arising from lower production in 2018 compared to 2017.

Cash used in investing activities:

For the nine months ended September 30, 2018, $2,585 of cash was used in investing activities compared to $9,566 of cash used in investing activities for the nine months ended September 30, 2017. The significant construction costs from the 2017 period related construction of the second phase of the heap leach pad. Since the second phase of the heap leach pad was completed in September 2017, no significant costs were incurred in that regard in the nine months ended September 30, 2018.

Cash from financing activities:

For the nine months ended September 30, 2018, $18,578 of cash was generated from financing activities compared to $4,649 of cash used in financing activities for the nine months ended September 30, 2017.

Working capital:

The following table shows working capital as at September 30, 2018:

	GQM LLC 100%	GQM Ltd. on a Non- Consolidated Basis *	GQM Ltd. on a Consolidated Basis **
Current assets	$24,550	$4,615	$29,053
Current liabilities	(7,014)	(25,999)	(40,431)
Working capital/(deficit)	$17,536	$(21,383)	$(11,378)

*	includes GQM Holdings

**	includes GQM Holdings and GQM LLC

Golden Queen and GQM Holdings

As at September 30, 2018, Golden Queen and GQM Holdings had current assets of $4,615 (December 31, 2017 – $502) and current liabilities of $25,999 (December 31, 2017 – $9,194) for a working capital deficit of $21,383 (December 31, 2017 – working capital deficit of $8,692).

GQM LLC

As at September 30, 2018, GQM LLC had current assets of $24,550 (December 31, 2017 – $12,162) and current liabilities of $7,014 (December 31, 2017 – $16,572) for working capital of $17,536 (December 31, 2017 – working capital deficit of $4,410).

Outstanding Share Data

The number of shares issued and outstanding and the fully diluted share position are set out in the table below:

Item	No. of Shares
Shares issued and outstanding as at December 31, 2017	111,148,683
Shares issued as the result of a rights offering	188,952,761
Shares issued and outstanding as at September 30, 2018	300,101,444	Exercise Price	Expiry Date
Shares to be issued on exercise of directors and employees stock options	2,325,001	$0.29 to $0.66	From 11/30/21 to 10/20/22
Shares to be issued on exercise of warrants	24,317,700	$0.665 to $0.95 and CAD $2.00	From 06/08/20 to 11/18/21
Fully diluted November 8, 2018	326,744,145

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

The table below shows a reconciliation of total cash costs per gold ounce and cash costs per gold ounce on a by-product basis:

	Three Months Ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Total cash costs
Mining	$9,311	$8,087	$7,376	$7,174
Processing	5,940	4,707	4,488	4,346
Indirect mining cost	1,553	2,029	1,972	2,308
Inventory changes and others	(2,335)	(6,693)	(820)	1,970
Cost of sales	14,469	8,130	13,016	15,798
Site general and administrative	576	416	732	897
Cash costs before by-product credits	15,045	8,546	13,748	16,695
Divided by gold produced (oz)	12,943	9,976	6,579	9,886
Cash costs per ounce of gold produced ($/oz)	1,162	857	2,090	1,689
Less: By-product silver credits per ounce ($/oz)	(115)	(160)	(136)	(123)
Total cash cost per ounce of gold produced on a by-product basis ($/oz)	$1,047	$697	$1,954	$1,566

Ore placed (tons)	930,776	943,148	806,450	837,779
Total Cash Costs ($/t placed)	19.47	16.56	18.06	17.52
Crusher mechanical availability (%)	67%	73%	65%	69%
Apparent cumulative recovery (1) - gold (%)	67.1%	69.1%	71.5%	75.5%
Apparent cumulative recovery (1) - silver (%)	28.5%	27.7%	27.1%	27.4%

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

The table below shows a reconciliation of cash costs per gold ounce on a by-product basis and all-in sustaining costs per ounce:

	Three Months Ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
All-in sustaining costs
Cash costs before by-product credits	$15,045	$8,546	$13,748	$16,695
Silver by-product	(1,483)	(1,598)	(895)	(1,221)
Total cash cost after by-product	13,562	6,948	12,853	15,474
Corporate general and administrative expenses	230	428	477	549
Share based payments	33	35	45	68
Accretion expense	42	42	42	32
Sustaining capital	190	2,974	2,412	3,303
All-in sustaining costs	14,057	10,427	15,829	19,426
Divided by gold produced (oz)	12,943	9,976	6,579	9,886
All-in sustaining costs per gold ounce on a by-product basis	$1,086	$1,045	$2,406	$1,965

The following table reconciles the above non-US GAAP measures to the most directly comparable US GAAP measures:

	Three Months Ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Cost of goods sold	$18,084	$11,494	$16,034	$19,450
Less: depreciation and depletion	(3,615)	(3,364)	(2,976)	(3,526)
Less: accretion expense	(42)	(42)	(42)	(126)
Direct mining costs	14,427	8,088	13,016	15,798
Add: site general and administrative expenses	576	416	732	897
Cash costs before by-product credits	$15,003	$8,504	$13,748	$16,695

Summary of Significant Accounting Policies and Estimates

Full disclosure of the Company’s significant accounting policies and estimates in accordance with US GAAP can be found in notes of its audited consolidated financial statements for the year ended December 31, 2017 and unaudited condensed consolidated interim financial statements for the nine months ended September 30, 2018.

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

Management’s report on internal control over financial reporting

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the Company has implemented a remediation plan and has addressed the deficiencies previously noted in the areas of personnel and controls and has engaged an external consultant to assist in the documentation and review of its internal controls.

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

All policies can be viewed in full on the Company’s website at www.goldenqueen.com

For the nine months ended September 30, 2018 and the year ended December 31, 2017, there were no reported instances of fraud.

Part II – Other Information

Item 1. Legal Proceedings

From time to time, we are a party to routine litigation and proceedings that are considered part of the ordinary course of our business. We are not aware of any material current, pending, or threatened litigation with respect to the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

GQM LLC is the operator of the Soledad Mountain mine (the “Project”), which is located in Mojave in Kern County, California. The mine safety disclosures required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K are included in Exhibit 95.1 of this Quarterly Report. There were no reportable incidents at GQM LLC during the three months ended September 30, 2018.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing
10.1	First Amendment to Second Amended and Restated Term Loan Agreement dated February 22, 2018 among the Company, the Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009, EHT, LLC, and the Clay Family 2009 Irrevocable Trust Dated April 14, 2009	Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company, filed with the SEC on May 10, 2018
10.2	First Amendment to Amended and Restated Registration Rights Agreement dated February 22, 2018 among the Company, the Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009, EHT, LLC, and the Clay Family 2009 Irrevocable Trust Dated April 14, 2009	Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company, filed with the SEC on May 10, 2018
10.3*	Revolving Credit Agreement dated October 12, 2018 among Golden Queen Mining Company, LLC, Golden Queen Mining Holdings, Inc., Gauss LLC, Gauss Holdings LLC and Auvergne LLC	Filed herewith
31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the US Securities Exchange Act of 1934	Filed herewith
31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the US Securities Exchange Act of 1934	Filed herewith
32.1	Section 1350 Certification of the Principal Executive Officer	Filed herewith
32.2	Section 1350 Certification of the Principal Financial Officer	Filed herewith
95.1	Mine Safety Disclosure	Filed herewith
101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three and nine months ended September 30, 2018, formatted in XBRL	Filed herewith

*       Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted materials for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2018

GOLDEN QUEEN MINING CO. LTD.
(Registrant)

By:	/s/ Thomas M. Clay
Thomas M. Clay
Principal Executive Officer

By:	/s/ Guy Le Bel
Guy Le Bel
Principal Financial Officer

