Form 10-K
period 2018-12-31
GOLDEN QUEEN MINING CO LTD
filed 2019-03-25
CIK 1025362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Based on the last sale price on the OTCQX of the registrant’s common shares on June 29, 2018 (the last business day of the Registrant’s most recently completed second fiscal quarter) of $0.17 per share, the aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates was approximately $37,103,864.10

As of March 25, 2019, the registrant had 300,101,441 common shares, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent herein specifically referenced in Part III, portions of the Registrant’s Definitive Proxy Statement on Schedule 14A for the 2019 Annual General Meeting of Shareholders are incorporated herein. See Part III.

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

Forward-looking statements are necessarily based upon a number of factors and assumptions that, if untrue, could cause the actual results, performances or achievements of the Company to be materially different from future results, performances or achievements expressed or implied by such statements. Although the Company believes its expectations are based upon reasonable assumptions and has attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors that cause actions, events or results not to be as anticipated, estimated or intended. There can be no assurance that such statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements included in this Form 10-K and the documents incorporated by reference herein. References in this Form 10-K are to December 31, 2018, unless another date is stated, or in the case of documents incorporated herein by reference, are as of the dates of such documents.

In particular, this Form 10-K and the documents incorporated by reference herein contain forward-looking statements pertaining to the following:

●	business strategy, strength and focus;
●	results of operations relative to estimates based on the prior feasibility study;
●	geological estimates in respect of mineral resources and reserves on the Mine;
●	the realization of mineral reserve estimates;
●	projections of market prices and costs and the related sensitivity of distributions;
●	supply and demand for precious metals;
●	expectations regarding the ability to generate income through operations;
●	expectations with respect to the Company’s future working capital position;
●	treatment under government regulatory regimes and tax laws;
●	anticipated gold and silver revenues;
●	the timing and amount of estimated future production;
●	estimated costs of anticipated production, sales and costs of sales;
●	anticipated mining operations proceeding as planned; and
●	the Company’s and GQM LLC’s capital expenditure programs.

With respect to forward-looking statements contained in this Form 10-K and the documents incorporated by reference herein, assumptions have been made regarding, among other things:

●	present and future business strategies and the environment in which the Company will operate in the future;
●	recovery rates from gold and silver production;
●	the impact of environmental regulations on our operations;
●	future gold and silver prices;

GOLDEN QUEEN MINING CO. LTD.

●	the Company’s and GQM LLC’s ability to retain qualified staff;
●	the impact of any changes in the laws of the United States or California;
●	the ability of GQM LLC to maintain its existing and future permits in good standing;
●	the ability of GQM LLC to retain its mining rights under existing and future agreements with landholders;
●	the regulatory framework governing royalties, taxes and environmental matters in the United States;
●	future capital expenditures, if any, required to be made by the Company and GQM LLC and the Company’s ability to fund its pro rata capital commitments to the GQM LLC joint venture;
●	the Company’s ability to repay or refinance current debt; and
●	the ability of the Company to maintain its current ownership level in GQM LLC.

Actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors set forth below and elsewhere in this Form 10-K and in the documents incorporated by reference herein:

●	uncertainties in access to future funding for repayment of debt or any future capital requirements of the Mine or future acquisitions;
●	unexpected liabilities or changes in the cost of operations, including costs of extracting and delivering gold and silver doré to a refinery, that affect potential profitability of the Mine;
●	operating hazards and risks inherent in mineral exploration and mining;
●	volatility in global equities, commodities, foreign exchange, market price of gold and silver and a lack of market liquidity;
●	changes to the political environment, laws or regulations, or more stringent enforcement of current laws or regulations in the United States or California;
●	ability of GQM LLC to obtain and maintain licenses, access rights or permits, required for current and future planned operations;
●	unexpected and uninsurable risks that may arise;
●	risks associated with any future hedging activities; and,
●	the other factors discussed under Item 1A. Risk Factors.

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

GOLDEN QUEEN MINING CO. LTD.

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

PART I

Item 1. Business

Overview

The Company holds a 50% interest in a gold and silver mine and was incorporated in 1985 under the laws of the Province of British Columbia, Canada. The Soledad Mountain Mine (the “Mine”) is located south of Mojave in Kern County in southern California.

The Company acquired its initial interest in the Mine in 1985 and has since added to its landholdings and interests in the area. Exploration and evaluation work on the Mine was done by Golden Queen Mining Company, LLC (“GQM LLC”), formerly Golden Queen Mining Co., Inc. (“GQM Inc.”) a California corporation that was wholly-owned by the Company until September 2014.

Golden Queen accounts for GQM LLC in its financial statements as a variable interest entity (“VIE”), with Golden Queen considered to be the primary beneficiary.  A VIE is an entity in which the investor, Golden Queen, holds a controlling interest, or in this case, is a primary beneficiary, that is not based on the majority of the voting rights. As a result, Golden Queen continues to reflect 100% of the financial results of GQM LLC in its consolidated financial statements, along with a non-controlling interest representing the 50% interest in GQM LLC held by Gauss LLC.

The registered office of the Company is located at 1200 - 750 West Pender Street, Vancouver, BC, Canada V6C 2T8 and its executive offices are located at 2300 – 1066 West Hastings Street, Vancouver, BC, Canada, V6E 3X2. The California office of GQM LLC is located at 2818 Silver Queen Road, Mojave, California, 93501.

GOLDEN QUEEN MINING CO. LTD.

Corporate Structure

The following chart depicts the corporate structure of the Company of each of our material subsidiaries and related holding companies. All ownership is 100% unless otherwise indicated.

Employees

On December 31, 2018, we had two (2) full-time employees. GQM LLC had 221 full-time employees. We also engage various consultants and contractors with specific skills to assist with various aspects of the Mine.

Recent Developments

Commercial production was announced on December 19, 2016 and 2017 was the first full year of production at the Mine occurred in 2017. Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the 2018 operational update.

On February 20, 2018, the Company completed a rights offering resulting in gross proceeds of approximately $25,000, of which $10,000 was contributed into GQM LLC. In addition, Gauss LLC, the Company’s joint venture partner, also contributed $10,000 into GQM LLC. The funding contributed into GQM LLC was used be available to settle accounts payable, equipment finance obligations and the credit facility relating to the Soledad Mountain mine in the normal course of business. The rights offering was backstopped by the Clay Group, which provided certainty of the amount raised, and allowed for shareholder participation. The Company issued the full allotment of 188,952,761 common shares pursuant to the rights offering.

Despite the extensive efforts of our management and the Board, operations at the Soledad Mountain Project have not generated a profit and require significant additional cash to continue. Golden Queen has been unable to attract sufficient capital, other than through loans and investment from members of the Clay family and associated entities (the “Clay Group”). Members of the Clay Group have been involved with Golden Queen for many years. Thomas M. Clay was a director of Golden Queen since January 2009, Chairman of the Board since May 2013 and Chief Executive Officer since August 2015, and resigned prior to the signing of the Share Purchase Agreement. Members of the Clay Group have made significant investments in, and provided multiple loans to, Golden Queen in the past. In addition, 50% of GQM LLC is owned by Gauss LLC. 75.46% of Gauss LLC is owned by Gauss Holdings LLC (wholly-owned by Jefferies Financial Group), and the remaining 24.54% is owned by Auvergne LLC, an investment entity of the Clay Group.

GOLDEN QUEEN MINING CO. LTD.

Recent financing by members of the Clay Group included the Second Amended and Restated Term Loan Agreement dated as of November 21, 2016, as amended (the “GQM Loan”). The GQM Loan for was a principal amount of US$31 million, due on May 21, 2019 with an annual interest rate of 8%, payable quarterly. In connection with the GQM Loan, Golden Queen issued 8,000,000 common share purchase warrants exercisable for a period of five years expiring November 21, 2021. In November 2017, Golden Queen and the Clay Group agreed to amend the GQM Loan by reducing the 2018 quarterly and 2019 first quarter principal payments from US$2.5 million to US$1 million, adding the reduction of such payments pro-rata to the remaining 2019 payments, and increasing the annual interest rate from 8% to 10% effective January 1, 2018. A payment of $1.7 million under the GQM Loan was due on January 1, 2019 but was extended to February 1, 2019 and then further extended to February 8, 2019 to allow Golden Queen to avoid making any payments in the context of the eventual Transaction. Any payments under the GQM Loan have been further waived and postponed until after the Meeting in exchange for a fee of $0.125 million with such fee to be added to the outstanding balance under the GQM Loan such that Golden Queen will make no further payments under the GQM Loan if the Shareholders approve the Transaction at the Meeting and all other conditions to closing as set forth in the Share Purchase Agreement are met.

The Clay Group has also provided loans to GQM LLC, through Gauss LLC, to fund operation and development of the Soledad Mountain Project. In October 2018, GQM LLC entered into an agreement with Gauss Holdings LLC and Auvergne LLC (the “Lenders”) whereby the Lenders extended a revolving credit loan facility to GQM LLC (the “Facility”) in the amount of US$20 million. Under the terms of the agreement, the maturity date of the Facility is March 31, 2020 and the annual interest rate on drawn amounts is 8%. GQM LLC has made an initial US$5 million draw on the Facility. In connection with the Facility, the Lenders were issued 21,486 warrants (the “GQM LLC Warrants”), with each warrant entitling the holder to purchase a unit of GQM LLC for a period of five years at an exercise price of $475.384 per unit. The GQM LLC Warrants represent a fully-diluted 7.5% interest in the equity of GQM LLC. If the GQM LLC warrants are exercised, Golden Queen’s interest in GQM LLC will be diluted to 46.25% from the current 50%. The Facility is secured by a pledge of Golden Queen’s equity interest in GQM LLC.

The Board has from time to time separately engaged with the management of the Company in reviews and discussions of potential strategic alternatives for the Company, and has constantly been considering ways to enhance its performance and prospects. These reviews and discussions have focused on, among other things, the business environment facing the industry generally and the Company and its current and future liabilities in particular. These reviews have also included periodic discussions with respect to potential transactions that would further its strategic objectives and enhance shareholder value, and the potential benefits and risks of those transactions. The Company has been working with Maxit Capital LP (“Maxit”) since 2015 to explore alternative transactions to generate value and identify alternative financing or merger and acquisition opportunities for the Company.

During the period between September 2018 and January 4, 2019, Thomas M. Clay first engaged in discussions with the Board and the management of the Company regarding the existing indebtedness of the Company to the Clay Group and the impending debt payment deadlines under the GQM Loan. Mr. Clay informed the Board and the management of the Company that the Clay Group and its related entities would no longer extend the GQM Loan or provide further financing to the Company.

On January 4, 2019, Mr. Clay on behalf of the Purchasers, delivered a preliminary, non-binding proposal letter (the “Non-Binding Term Sheet”) to the Company detailing a proposal to acquire all of the Company’s interests in GQM LLC for a purchase price consisting mainly of the extinguishment of all indebtedness owing to the Purchasers under the GQM Loan, the surrender of all Shares, warrants and options of the Company held by the Purchasers for cancellation and a cash payment of $3 million. The Non-Binding Term Sheet also included a 30-day go-shop period among other terms. The Non-Binding Term Sheet was subsequently filed on EDGAR on January 7, 2019 and a corresponding news release and early warning report were filed on SEDAR on January 7, 2019 by the Purchasers.

On January 11, 2019, the Board formed the Special Committee along with a special committee mandate and appointed Paul Blythe, Bryan Coates and Bernard Guarnera, all being independent directors of the Company, and retained independent legal counsel to advise the Company and the Special Committee of its rights and obligations in connection with the Non-Binding Term Sheet.

GOLDEN QUEEN MINING CO. LTD.

Following the initial meeting the Special Committee outlined a counter proposal to the Purchasers providing for a significant increase in the cash component of the purchase price as well as a number of other provisions for the benefit of the Company post-transaction. At the same time, the Special Committee directed management of the Company to engage with Maxit on specific steps to be taken to identify alternatives to the proposal from the Purchasers and alternative avenues of financing that could be pursued to replace the indebtedness held by the Purchasers. The Purchasers rejected the Company’s counter proposal, but discussions continued between representatives of the two (2) groups. Over the course of the following four (4) weeks, the Special Committee met a total of eight (8)] times.

During the course of the Special Committee meetings, Mr. Blythe was appointed chair of the committee and the members discussed all available alternatives and the results of the ongoing discussions between the Company and the Purchasers. Independent legal counsel was asked to advise on the legal considerations relevant to the discussions with input from regular company counsel as well as US counsel to the Company. The Special Committee received advice on the avenues available to the Company if it were to pursue a proceeding under either Canadian or US insolvency protections in order to secure further time to identify alternative transactions. During this period of time, Maxit worked with the Company to reach out to entities that had historically shown interest in transacting with the Company, and fielded numerous inbound inquiries from parties that had become aware of the public announcement of the proposal from the Purchasers. During this period contact was made with a number of interested parties by the Company or its advisors. In parallel to these discussions, the Company retained EY on January 18, 2019 to commence work in support of an eventual Formal Valuation and Fairness Opinion in the event that an alternative transaction was not identified.

On January 30, 2019, the Special Committee met with Canadian and US legal counsel to the Company, independent counsel to the Special Committee, Maxit and EY to review the status of negotiations with the Purchasers, to receive an update on Maxit’s work to identify alternatives to the proposal from the Purchasers and to hear EY’s Preliminary Valuation and Fairness Opinion. At the conclusion of this discussion the Special Committee determined that a formal proposal to the Purchasers should be made. The formal proposal was delivered to counsel to the Purchasers and was not accepted, as a result of which discussions continued for several more days until on February 5 an agreement was reached on the material terms of the transaction to be pursued including a longer go shop period, a lower break fee payable by the Company in the event of a Superior Proposal during the go shop period, the addition of the contingent payment and an increase in the cash component payable to the Company by the Purchasers. The agreed upon material terms were reflected in a final letter of intent (the “Final Letter of Intent”).

Mr. Clay resigned as Golden Queen’s Chief Executive Officer and from the board of directors and all managerial positions with Golden Queen, Golden Queen Mining Canada Ltd. (“GQM Canada”) and GQM US, as applicable, prior to entering into the Share Purchase Agreement. As such, the members of the Special Committee constituted all of the directors of the Company and the recommendation and approval of the members of the Special Committee represented the recommendation and approval of the Board.

Having undertaken a thorough review of, and carefully considered, information concerning the Transaction and the Preliminary Valuation and Fairness Opinion from EY and after consulting with its financial and legal advisors, the Special Committee unanimously determined that the Transaction is advisable and is in the best interests of, the Company, and adopted and declared advisable the Transaction, authorized the entering into of the Final Letter of Intent and the Share Purchase Agreement to be settled based on the Final Letter of Intent, and recommended that the Shareholders vote FOR the Transaction Resolution.

On February 5, 2019, the Final Letter of Intent was filed on EDGAR and a corresponding news release was disseminated on the same day.

Through and until February 7, 2019, the Company, the Purchasers and their legal counsels worked to finalize the Share Purchase Agreement and related documents based on the Final Letter of Intent. The Share Purchase Agreement was executed by the Purchasers and the Company later that day and a news release relating thereto was disseminated.

Following execution of the Share Purchase Agreement, the Company worked with Maxit to ensure that all interested parties that could be considered alternatives to the Transaction were again contacted and made aware of the specific terms of the transaction. Paul Blythe, as chair of the Special Committee met weekly with management and Maxit to monitor progress and provide input.

GOLDEN QUEEN MINING CO. LTD.

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

The following table presents the high, low and average afternoon fixed prices in US dollars for an ounce of gold on the London Market over the past five years:

Year	High	Low	Average
2014	1,385	1,142	1,266
2015	1,296	1,049	1,160
2016	1,366	1,077	1,251
2017	1,346	1,151	1,257
2018	1,355	1,178	1,268
2019 (to March 22, 2019)	1,343	1,279	1,303

Data Source: www.kitco.com

The following table presents the high, low and average afternoon fixed prices in US dollars for an ounce of silver on the London Market over the past five years:

Year	High	Low	Average
2014	22.05	15.28	19.08
2015	18.23	13.71	15.68
2016	20.71	13.58	17.14
2017	18.56	15.22	17.04
2018	17.52	13.97	15.71
2019 (to March 22, 2019)	16.07	15.07	15.59

Data Source: www.kitco.com

GOLDEN QUEEN MINING CO. LTD.

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

GOLDEN QUEEN MINING CO. LTD.

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

There are significant financial and operational risks associated with an operating mine such as the mine operated by GQM LLC

The financial results of GQM LLC are subject to risks associated with operating and maintaining mining operations on the property of the Mine (the “Property”), including:

●	increases in our projected costs due to differences in grade of mineralized material, metallurgical performance or revisions to mine plans in response to the physical shape and location of mineralized materials as compared to our 2015 Feasibility Study estimates;
●	increases in the costs of commodities such as fuel and electricity, and other materials and supplies which would increase Mine development and operating costs;
●	the ability to extract sufficient gold and silver from resources and reserves to support a profitable mining operation on the Property;
●	decreases in gold and silver prices;
●	compliance with approvals and permits for the Mine;
●	potential opposition from environmental groups, other non-governmental organizations or local residents which may delay or prevent development of the Mine or affect our future operations;
●	difficult surface conditions, unusual or unexpected geologic formations or failure of open pit slopes;
●	mechanical or equipment problems, industrial accidents or personal injury resulting in unanticipated cost and delays;
●	environmental hazards or pollution;
●	fire, flooding, earthquakes, cave-ins or periodic interruptions due to inclement weather; and
●	labor disputes.

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

GOLDEN QUEEN MINING CO. LTD.

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

Sale of aggregate

We have not included contributions from the sale of aggregate in the 2015 Feasibility Study cash flow projections. However, aggregate sales over a period of thirty years are important for the Mine as they will permit GQM LLC to meet its closure and reclamation requirements. GQM LLC began selling small quantities of waste rock in 2017. If no sale of waste rock as aggregate is ever achieved, the initial mine life is expected to be reduced.

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

We are subject to significant governmental regulations, which affect our operations and costs of conducting our business

GQM LLC’s current and future operations are and will be governed by laws and regulations, including, among others, those relating to:

●	mineral property production and reclamation;
●	taxes and fees;
●	labor standards, and occupational health and safety; and
●	environmental standards for waste disposal, treatment and use of toxic substances, land use and environmental protection.

GOLDEN QUEEN MINING CO. LTD.

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

GOLDEN QUEEN MINING CO. LTD.

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

GOLDEN QUEEN MINING CO. LTD.

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

GOLDEN QUEEN MINING CO. LTD.

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

Passive foreign investment company considerations and United States federal income tax consequences for United States investors

We would generally be classified as a “passive foreign investment company” under the meaning of Section 1297 of the United States Internal Revenue Code of 1986, as amended (a “PFIC”) if, for a tax year, (a) 75% or more of our gross income for such year is “passive income” (generally, dividends, interest, rents, royalties, and gains from the disposition of assets producing passive income) or (b) if at least 50% or more of the value of our assets produce, or are held for the production of, passive income, based on the quarterly average of the fair market value of such assets.   Based on the composition of our income, assets and operations for the current taxable year, we do not expect to be classified as a PFIC during our tax year ended December 31, 2018. This is a factual determination, however, that must be made annually after the close of each taxable year. Therefore, there can be no assurance that we will not be a PFIC for the current taxable year or for any future taxable year.

GOLDEN QUEEN MINING CO. LTD.

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

Members of the Clay family own a majority interest in Golden Queen and are represented on our board of directors, and thus may exert significant influence on our corporate affairs and actions, including those submitted to a shareholder vote. Additionally, the Clay family has provided the Company with a $31 million loan which is secured by the material assets of the Company and any default on the loan could result in the loss of the Company’s interest in the Mine

Thomas M. Clay, a former director and CEO of the Company is a member of the Clay Group. The Clay Group also controls Auvergne, which holds a 24.54% interest in Gauss LLC, the joint venture that holds a 50% interest in GQM LLC and half the Mine. For so long as the Clay Group beneficially owns at least 25% of our common shares, at least one of Golden Queen’s representatives on the board of managers of the Joint Venture will be designated by Auvergne. Accordingly, the Clay Group has considerable influence on our corporate affairs and actions, including those submitted to a shareholder vote, and GQM LLC’s development and operation of the Mine. The interests of the Clay family may be different from the interests of other investors.

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

Our share price may be volatile and as a result you could lose all or part of your investment

In addition to volatility associated with equity markets in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common shares:

●	Changes in the price for gold or silver;
●	delays, problems or increased costs in the production of minerals from the Mine;
●	decline in demand for our common stock;
●	downward revisions in securities analysts’ estimates;
●	our ability to refinance or repay our current and future debt;
●	investor perception or our industry or prospects; and
●	general economic trends.

GOLDEN QUEEN MINING CO. LTD.

Over the past few years, stock markets have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile.  These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common shares.  As a result, you may be unable to resell your shares at a desired price.

Because our common shares trade at prices below $5.00 per share, and because we will not be listed on a national US exchange, there are additional regulations imposed on US broker-dealers trading in our shares that may make it more difficult for you to buy and resell our shares through a US broker-dealer.

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

The announcement and pending status of the transaction, whether or not consummated, may adversely affect our operations.

In accordance with the Share Purchase Agreement, the announcement and pending status of the Transaction, whether or not consummated, may adversely affect the trading price of our Shares, our current and future operations or our relationships with customers, suppliers and employees. In addition, pending the completion of the Transaction, we may be unable to attract and retain key personnel and the dedication of substantial resources of Golden Queen to the completion of the Transaction could have a negative impact on our current operations and could have a material adverse effect on the current and future operations, financial condition and prospects of Golden Queen.

Completion of the Transaction is subject to several conditions that must be satisfied or waived, and we cannot be sure if or when the Transaction will be completed

The completion of the Transaction is subject to a number of conditions precedent, some of which are outside of the control of Golden Queen, including approvals of the Shareholders and the TSX, and the receipt of the withholding certificate. There can be no certainty, nor can Golden Queen provide any assurance, that these conditions will be satisfied or, if satisfied, when they will be satisfied. Moreover, a substantial delay in obtaining satisfactory approvals could result in the Transaction not being completed. If the Transaction is not completed for any reason, there are risks that the announcement of the termination of the Transaction may adversely affect the trading price of our Shares, our current and future operations or our relationships with customers, suppliers and employees. Certain costs relating to the Transaction, such as legal, accounting, financial advisory and meeting related fees and expenses, must be paid by Golden Queen even if the Transaction is not completed.

In addition, if the Transaction is not completed, all amounts owing under the GQM Loan will become immediately due and payable, and the lenders may choose to pursue any rights and remedies available to them. Our Board, in discharging its fiduciary obligations, may evaluate other strategic alternatives that may not be as favorable to Golden Queen as the Transaction. There is no guarantee that a transaction of equivalent or greater value will be available from an alternative party.

The Share Purchase Agreement limits our ability to pursue alternatives to the Transaction

Pursuant to the Share Purchase Agreement, Golden Queen was required to pay a termination fee of US$1 million in the event that the Share Purchase Agreement was terminated in certain circumstances prior to April 1, 2019. The termination fee may have discouraged other parties from attempting to propose an alternative transaction, even if such a transaction could have provided better value to Shareholders than the Transaction. However, the Special Committee believed that the termination fee was customary and reasonable and would not unduly preclude a third party from making a superior proposal in accordance with the Share Purchase Agreement.

GOLDEN QUEEN MINING CO. LTD.

Subsequent to April 1, 2019, the Share Purchase Agreement prohibits Golden Queen from entertaining competing proposals to the Transaction.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Land Ownership and Mining Rights

The Company acquired its initial property interests in 1985 and has since acquired additional properties in the area.  GQM LLC holds directly or controls via agreement a total of 33 patented lode mining claims, 161 unpatented lode mining claims, one (1) patented millsite, 18 unpatented millsites, and holds directly or controls via agreement approximately 1,628 acres of fee land, which together make up the Property. The Property is located west of California State Highway 14 and lies largely south of Silver Queen Road covering all of Section 6 and portions of Sections 5, 7 and 8 in Township 10 North, Range 12 West; portions of Sections 1 and 12 in Township 10 North, Range 13 West; portions of Section 18 in Township 9 North, Range 12 West, and portions of Section 32 in Township 11 North, Range 12 West, all from the San Bernardino Baseline and Meridian. Some of the ancillary facilities required for a mining operation will be located in Section 6, T10N, R12W.

A Mine location map is shown in Figure 1 below:

Figure 1

GOLDEN QUEEN MINING CO. LTD.

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

GQM LLC continues to review purchases of additional land in the adjacent area and acquired seven (7) parcels of land during 2018 for the amount of $130.

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

GOLDEN QUEEN MINING CO. LTD.

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
2.	A gold equivalent cut-off grade of 0.005 oz/ton was used for Quartz Latite and a cut-off grade of 0.006 oz/ton was used for all other rock types. The cut-off grade was varied to reflect differences in estimated metal recoveries for the different rock types mined.
3.	Gold equivalent grades were calculated as follows: AuEq(oz/ton) = Au(oz/ton) + (Ag(oz/ton)/88, which reflects a long-term Au:Ag price ratio of 55 and an Au:Ag recovery ratio of 1.6. Gold-equivalent grades were used for open pit optimizations.
4.	Tonnage and grade measurements are in imperial and metric units. Grades are reported in troy ounces per short ton and in grams per tonne.
5.	The effective date of the mineral reserve estimate is February 1, 2015.
6.	Total ore tonnage has been reduced by 6,617,000 tons (average grade 0.016ozEq/ton) based on mined tonnages to date.

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

GOLDEN QUEEN MINING CO. LTD.

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

Exploration Potential

Additional geological targets have been identified on the Property.  These targets are generally peripheral west, east and south and southeast to the currently defined mineral resource estimates.  In the west, additional vein mineralization was identified in the hanging-wall of the Soledad vein system and the potential for deeper gold-silver mineralization has been postulated based on hydrothermal alteration patterns.  To the east, vein mineralization was identified in the hanging-wall of the Karma/Ajax vein system.  Toward the south and southeast, extensions along the Karma/Ajax and Starlight/Golden Queen vein systems have been identified during an extensive re-logging program by GQM LLC’s geologic team.  Historic drill results indicate widths up to 26 feet with potentially economic gold and silver grades.

Recent exploration work, including the 20-hole drill program completed in 2018, has focused on the area laterally extending to the southeast along strike of the Silver Queen, Karma, Patience, and Queen Ester veins and structures. If successful, economic gold and silver mineralization could be added in this area. The continuity of mineralization at depth remains untested.

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

GOLDEN QUEEN MINING CO. LTD.

Year ended December 31		High	Low
2019	First Quarter (through March 22, 2019)	$0.06	$0.03
2018	Fourth Quarter	$0.19	$0.10
	Third Quarter	$0.22	$0.14
	Second Quarter	$0.24	$0.17
	First Quarter	$0.24	$0.16
2017	Fourth Quarter	$0.61	$0.18
	Third Quarter	$0.74	$0.54
	Second Quarter	$0.61	$0.18
	First Quarter	$1.09	$0.79

The high and low bid prices of the Company’s common stock as quoted on the OTCQX for the calendar periods indicated are set out in the table below. The quotations on the OTCQX reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not reflect actual transactions. All prices are reported in US dollars.

Year ended December 31		High	Low
2019	First Quarter (through March 22, 2019)	$0.04	$0.03
2018	Fourth Quarter	$0.13	$0.07
	Third Quarter	$0.17	$0.10
	Second Quarter	$0.18	$0.13
	First Quarter	$0.19	$0.12
2017	Fourth Quarter	$0.49	$0.14
	Third Quarter	$0.57	$0.42
	Second Quarter	$0.70	$0.50
	First Quarter	$0.83	$0.58

Exchange Rates

The following table sets forth, for the periods indicated, certain exchange rates based on the Bank of Canada exchange rates obtained from averages of aggregated price quotes from financial institutions. Such rates are the number of Canadian dollars per one US dollar quoted by the Bank of Canada. The high and low exchange rates for each month during the previous six months were as follows:

	High	Low
February 2019	$1.3298	$1.3095
January 2019	$1.3600	$1.3192
December 2018	$1.3642	$1.3191
November 2018	$1.3302	$1.3088
October 2018	$1.3142	$1.2803
September 2018	$1.3188	$1.2905

As of March 25, 2019, there were 213 registered holders of record of the Company’s common shares and an undetermined number of beneficial holders.

Dividends

The Company has not declared dividends on its common shares since inception.

GOLDEN QUEEN MINING CO. LTD.

Securities Authorized for Issuance

Current issued and outstanding	300,101,444
Stock options	2,325,001
Warrants to Clay Family – June 2015 Loan	10,000,000
Warrants issued in connection with July 2016 Financing	5,560,000
Warrants issued in connection with July 2016 Financing	757,700
Warrants to Clay Family – November 2017 Loan	8,000,000

The following table sets forth information as at December 31, 2018 respecting the compensation plans under which shares of the Company’s common stock are authorized to be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,325,001	$0.46	4,874,999
Total	2,325,001	$0.46	4,874,999

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

GOLDEN QUEEN MINING CO. LTD.

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

Repurchase of Securities

During 2018, neither Golden Queen nor any affiliate of Golden Queen repurchased Common Shares of Golden Queen registered under Section 12 of the Exchange Act.

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

GOLDEN QUEEN MINING CO. LTD.

Results for the five (5) most recent years are set out in the table below:

	Years ended December 31,
	2018	2017	2016	2015	(restated) 2014
Revenues	$58,403	$62,121	$27,193	$-	$-
Net and comprehensive income (loss)	$(6,879)	$(6,175)	$(9,692)	$(7,236)	$(9,872)
Net and comprehensive income (loss) attributable to Golden Queen Mining Co. Ltd.	$(7,059)	$(1,165)	$(7,429)	$(5,461)	$(8,469)
Basic income (loss) per share	$(0.03)	$(0.01)	$(0.07)	$(0.05)	$(0.09)
Diluted loss per share	$(0.03)	$(0.01)	$(0.07)	$(0.05)	$(0.09)

		Years ended December 31,
	2018	2017	2016	2015	2014 (restated)
Cash	$5,725	$2,937	$13,301	$37,587	$91,408
Total assets	$178,770	$154,816	$159,706	$169,444	$129,517
Total long-term liabilities	$21,707	$42,036	$50,129	$27,331	$14,236
Redeemable portion of non-controlling interest	$24,286	$24,214	$26,219	$27,124	$22,834
Stockholders’ equity, attributable to common shareholders	$44,018	$26,479	$27,384	$26,582	$31,733
Non-controlling interest	$46,429	$36,321	$39,327	$40,686	$34,250

For more information of the assets and liabilities specific to GQM LLC, the variable interest entity, see Joint Venture transaction below.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the operating results and financial condition of the Company should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2018 and the notes thereto (the “Consolidated Financial Statements”). Additionally, please note that the operating results and financial conditions described below include the amounts attributable to the non-controlling interest.

The information in this Management Discussion and Analysis of Financial Condition and Results of Operation is derived from the Consolidated Financial Statements, which have been prepared in accordance with US generally accepted accounting principles and all amounts herein are in thousand US dollars unless otherwise noted.

Overview and Strategy

2018 Highlights

●	A total of 4.51 million tons of ore and 13.0 million tons of waste were mined in 2018 (waste to ore strip ratio of 2.9)
●	The plant processed a total of 3.52 million tons of ore at an average gold grade of 0.022 ounces per ton and an average silver grade of 0.360 ounces per ton
●	2018 production totaled 42,282 ounces of gold and 393,007 ounces of silver
●	2018 gold sales totaled 42,252 ounces and silver sales totaled 372,724 ounces
●	Revenues of $58,403
●	Total cash cost net of by-product credits of $998 per ounce gold sold ($997 per ounce produced)(1)
(1)	Total cash costs are financial performance measures with no standard meaning under US GAAP. Refer to “Non-GAAP Financial Performance Measures” for further information.

GOLDEN QUEEN MINING CO. LTD.

2018 Operational review

Operations during the first three (3) quarters of 2018 showed continuous improvement in mining efficiencies resulting in over two (2) months of equivalent ore production stockpiled in the pit and higher-grade ore delivered to pad every month. Mining of East Pit progressed on schedule and grade was higher than planned. Plant production increased with monthly gold delivery to pad, albeit with a 120-150 days lag. (Figure 2) Mine management believes leach kinetics are slower with ore from the East Pit, but overall recovery is expected to remain as predicted in the feasibility study. Mine operations and production were affected by mechanical maintenance issues during the last quarter of 2018. During the year, over 20,000 feet of definition drilling in the East Pit has been conducted, yielding better understanding of ore veins location and potential new vein discoveries requiring follow up drilling. Capitalized investment totalled $7.31 million, mainly for two (2) 100t haul trucks, a drill and a fuel truck, plus various support equipment for both the mine and plant.

During the fourth quarter, ore loaded to pad was 20% under budget mainly caused by a number of mechanical issues in the primary and secondary crushing areas. Average ore grade loaded on the pad was better than plan by 7% but Au ounces loaded fell short of the target by about 14% due to the lower tonnage.

A number of improvements to the crushing process have been implemented, including the replacement of the secondary crusher in early 2019. The former unit had been identified as the plant bottleneck and the larger unit is expected to improve asset efficiency metrics in the coming year.

During the year, Soledad Mountain operation registered an increase of in process inventory. There are two reasons for this situation. Firstly, as mentioned above, there is now approximately two (2) months of ore production stockpiled in the pit. This was caused by ore tonnage in the East Pit in the first half of 2018 exceeding what was planned. The second cause is the fact that the wet process is currently limited in the amount of solution that can be placed on the leach pad. This issue limits the tonnage of ore under leach and the production, resulting in higher gold in inventory on the pad. Management has designed a potential solution that will be implemented when all permits are obtained.

Figure 2

2019 Plan

It is expected that in 2019, almost all of the production will be sourced from phase 1 and 2 of the East Pit. The plan is to increase delivery of ounces on to the heap leach pad with increased efficiency resulting from de-bottlenecking. Taking advantage of the good porosity of the heap, flow to the Merrill-Crowe plant will be at capacity. Gold production is anticipated to increase throughout the year.

GOLDEN QUEEN MINING CO. LTD.

A total of approximately $10,100 of capital spending is planned for 2019, including the replacement of the secondary crusher already discussed, a dispatch system, ILS leaching program, a second shovel and a larger motor grader.

Results of Operations
		2018 Q1	2018 Q2	2018 Q3	2018 Q4	2018 Total
Mining – Key Metrics
Ore mined	k ton	1,135	1,473	916	984	4,508
Waste mined: ore mined ratio	ore mined ratio	2.3:1	1.7:1	4.3:1	4.0.1	2.9:1
Gold grade placed	oz/ton	0.019	0.020	0.025	0.022	0.022
Silver grade placed	oz/ton	0.313	0.347	0.399	0.375	0.360
Gold sold	oz	6,529	9,892	12,798	13,033	42,252
Silver sold	oz	53,612	96,127	100,408	122,557	372,724
Apparent cumulative recovery – gold(1)%		71.5	69.1	67.1	67.2
Apparent cumulative recovery – silver(1)%		27.1	27.7	28.5	27.1

Financial
Revenue		$9,585	14,485	16,855	17,478	58,403
Cost of sales, excluding depreciation and depletion (or Direct mining costs)		13,016	8,130	14,469	9,043	44,658
Depreciation and depletion		2,976	3,364	3,615	(277)	9,678
Income (loss) from mine operations		$(6,449)	2,991	(1,229)	8,754	4,076
General and administrative expenses		$(1,254)	(879)	(839)	(2,123)	(5,095)
Total other income (expenses)		$(1,360)	(1,508)	(1,289)	(1,303)	(5,460)
Net and comprehensive income (loss)		$(9,063)	604	(3,357)	4,937	(6,879)
Net and comprehensive income (loss) attributable to Golden Queen Mining Co Ltd.		$(5,417)	(632)	(2,403)	1,393	(7,059)
Average realized gold price (1)	$/oz sold	1,330	1,302	1,201	1,206	1,246
Average realized silver price (1)	$/oz sold	16.70	16.62	14.77	14.29	15.37
Total cash costs - net of by-product credits (1)	$/Au oz produced	1,954	697	1,047	689	997
All-in sustaining costs - net of by-product credits (1)	$/Au oz produced	2,406	1,045	1,086	866	1,215
Total cash costs	$/t placed	18.06	16.56	19.47	21.25	18.79
Off-site costs (1)	$/t placed	0.61	0.63	0.53	0.57	0.58

(1)	Total cash costs, all-in sustaining costs, apparent cumulative recovery and off-site costs are financial performance measures with no standard meaning under US GAAP. Refer to “Non-GAAP Financial Performance Measures” for further information.

	Tons	AuEq opt	AuEq ozs
Starting Reserves	51,053,000	0.0227	1,157,975
Reserves Mined in 2015	279,000	0.010	2,922
Reserves Mined in 2016	2,575,000	0.0170	43,662
Reserves Mined in 2017	3,763,000	0.0165	62,242
Reserves Mined in 2018	4,509,000	0.0239	107,956
Reserves at end of December 2018	39,927.000	0.0236	941,193

GOLDEN QUEEN MINING CO. LTD.

Beginning Reserves AuEq

Tons	Au opt	Ag opt	AuEq opt	Au ozs.	Ag ozs.	AuEq ozs.	Au/Ag Price	Au/Ag Rec
51,053,000	0.019	0.324	0.023	983,600	16,516,200	1,157,975	55	1.60

Financial Results

The following are the results of operations for the years ended December 31, 2018 and 2017.

The Company recorded an attributable net and comprehensive loss of $7,059 ($0.03 loss per basic and diluted share) during the year ended December 31, 2018 as compared to an attributable net and comprehensive loss of $1,165 ($0.01 loss per basic and diluted share) during the year ended December 31, 2017. This represents an increase in loss of $5,894 in 2018 compared to 2017. The loss is mostly the combined result of mine operations, general and administrative expenses, other income and expenses offset by an income tax benefit.

Income (loss) from mine operations: For the year ended December 31, 2018, the Company recorded income from mine operations of $4,067 compared to a loss of $6,091 for the same period in 2017. The Company commenced production during the second quarter of 2016 therefore the 2016 loss from mine operations and its components discussed below are not representative of a full year of mine operations.

●	Revenues: The Company generated revenue from operations for the year ended December 31, 2018 of $58,403 (2017 - $62,121) from the sale of 42,252 (2017 – 46,039) ounces of gold and 372,724 (2017 – 237,087) ounces of silver.

●	Cost of sales: For the year ended December 31, 2018, the Company incurred $54,336 (2017 - $68,212) in cost of sales which includes $44,491 (2017 - $56,131) of direct mining costs and $9,774 (2017 - $11,955) of depreciation and depletion costs. Direct mining costs include mining, processing, maintenance and site support costs as well as refining and transportation costs, royalties and property taxes. Depreciation and depletion costs of capitalized property, plant, equipment and minerals interests are calculated on either a unit of production or straight-line basis.

General and administrative expenses: The Company incurred general and administrative expenses of $5,095 during the year ended December 31, 2018 compared to $5,235 for the same period in 2017, a decrease of $140 which was mainly a combined result of the following:

●	Salaries and benefits and director fees: For the year ended December 31, 2018, the Company incurred $2,138 (2017 – $2,094) of expenses for salaries and benefits and director fees. The increase was a result of salary increases for key employees and additional costs for short term replacement.

●	Corporate administration: Corporate administration expenses include advertising, consulting fees, corporate expenses, financing and bank charges, foreign exchange gain/loss, office and operating supplies as well as public relations and promotion, outside services, stock-based compensation and travel expenses. The Company recorded $1,331 of corporate administration expenses for the year ended December 31, 2018 compared to $1,484 for the same period in 2017. The decrease of $153 was mainly due to a decrease in travel expenses and office expenses.

●	Audit, legal and professional fees: For the year ended December 31, 2018, the Company incurred $821 (2017 - $1,029) of audit, legal and professional fees; a decrease of $208.

Other income and expenses: For the year ended December 31, 2018, the Company recorded net other expense of $5,460 compared to net other income of $426 for the same period in 2017, an increase of net loss of $5,886 which was mainly a result of the following:

GOLDEN QUEEN MINING CO. LTD.

●	Change in fair value of derivative liability: The Company recognized a decrease in its derivative liabilities of $365 for the year ended December 31, 2018 compared to a decrease of $5,989 for the same period in 2017. The amount of the Company’s derivative liability includes the warrants issued in conjunction with the June 2015 Loan, the July 2016 equity financing and the November 2016 Loan as well as GQM LLC warrants from the 2018 GQM credit facility. The decrease in the derivative liability for the years ended December 31, 2018 and 2017 was a result of a decrease in the Company’s share price and a reduction in the remaining life of the derivatives. The Company’s derivative liabilities are non-cash items recorded in accordance with accounting pronouncement ASC 850-40-15. Refer to Note 8, Derivative Liabilities in the Company’s audited consolidated annual financial statements for a detailed analysis of the change in fair value of the Company’s derivative liabilities.

●	Finance expense: For the year ended December 31, 2018, the Company incurred a total interest expense of $5,925 related to its various loans as compared to a total finance expense of $5,217 for same period in 2017. Please refer to the Transaction with Related Parties section for a complete breakdown of the interest expenses.

Summary of Quarterly Results (in thousands of US dollars, except per share)

Results for the eight most recent quarters are set out in the table below:

	Results for the quarter ended:
	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
Revenues	$17,478	$16,855	$14,485	$9,585
Net and comprehensive income (loss)	$4,937	$(3,357)	$604	$(9,063)
Net and comprehensive income (loss) attributable to Golden Queen Mining Co. Ltd.	$1,393	$(2,403)	$(632)	$(5,417)
Basic income (loss) per share	$0.01	$(0.01)	$(0.00)	$(0.03)
Diluted income (loss) per share	$0.01	$(0.01)	$(0.00)	$(0.03)

	Results for the quarter ended:
	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
Revenues	$13,939	$16,496	$16,882	$14,804
Net and comprehensive income (loss)	$(1,327)	$(3,224)	$1,192	$(2,815)
Net and comprehensive income (loss) attributable to Golden Queen Mining Co. Ltd.	$(2,188)	$(1,889)	$962	$(2,425)
Basic income (loss) per share	$(0.02)	$(0.01)	$0.01	$(0.02)
Diluted income (loss) per share	$(0.02)	$(0.01)	$0.01	$(0.02)

During the three months ended December 31, 2018, net and comprehensive income of $4,937 was mainly due to a reclassifying depreciation and depletion from the cost of sales to inventory as the inventory stock piles were increasing throughout the year.

During the three months ended September 30, 2018, net and comprehensive loss of $3,357 was mainly due to the loss generated from mine operations of $1,229. Mine operations improvements and higher grade were offset by additional cost for East Pit phase 2 stripping, equipment overhauls and the lower gold price.

During the three months ended June 30, 2018, net and comprehensive income was $604 mainly as a result of income generated from mine operations of $2,991.

During the three months ended March 31, 2018, net and comprehensive loss was $9,063 mainly as a result of loss from mine operations of $6,449 due to higher direct mining costs as a result of developing the East Pit and lower revenues due to lower gold production as a result of fewer available gold ounces on the leach pad.

GOLDEN QUEEN MINING CO. LTD.

Although the primary driver of quarterly results above is the performance of the mine, significant fluctuations in net (loss) income between periods are the fluctuations in the Company’s derivative liabilities from warrants and interest expense also impacted results. The Company’s derivative liabilities are a function of the Company’s stock price as compared to the instruments’ strike price and the exchange rate between the Canadian dollar and the US dollar. As the stock price rises, the derivative liabilities increase resulting in the Company recognizing losses. When the stock price decreases, the Company recognizes gains.

In addition to the fluctuations in derivative liabilities described above, results for the second half of 2017 were impacted by the lower gold produced due to significant reduction in ore grade in Nord-West Pit and Main Pit Ph-1. Although the operations moved to East Pit in the middle of November 2017, higher cost of production was experienced during this period. Finally, The Tax Cuts and Jobs Act (“TCJA”) was enacted on December 22, 2017, which significantly changed U.S. income tax law, including a reduction of the Federal corporate income tax rate from 35% to 21%. The $4,725 income tax recovery was recognized in fourth quarter of 2017.

Reclamation Financial Assurance and Asset Retirement Obligation

Reclamation Financial Assurance

GQM LLC is required to provide the Bureau of Land Management, the State Office of Mine Reclamation and Kern County with a revised reclamation cost estimate annually.  The financial assurance is adjusted once the cost estimate is approved.

This estimate, once approved by state and county authorities, forms the basis of reclamation financial assurance. The reclamation assurance provided as at December 31, 2018 was $1,749 (2017 – $1,465).

GQM LLC is also required to provide financial assurance with the Lahontan Regional Water Quality Control Board (the “Regional Board”) for closure and reclamation costs related to the lined impoundments, which are defined as the Stage 1 and Stage 2 heap leach pads, the overflow pond, and the solution collection channel. The reclamation financial assurance estimate as at December 31, 2018 was $2,450 (2017 – $1,869).

In addition to the above, GQM LLC is required to obtain and maintain financial assurance for initiating and completing corrective action and remediation of a reasonably foreseeable release from the Project’s waste management units as required by the Regional Board. The reclamation financial assurance estimate as at December 31, 2018 is $278 (2017 – $278).

GQM LLC entered into $4,921 (2017 – $3,612) in surety bond agreements in order to release its reclamation deposits and a bond for power of $443. GQM LLC pays a yearly premium of $100 (2017 – $90). Golden Queen Ltd. has provided a corporate guarantee on the surety bonds. In addition, a certificate of deposit for $1,005 was posted as collateral to reclamation bonding in 2018.

Asset Retirement Obligation

The total asset retirement obligation as at December 31, 2018, was $2,497 (December 31, 2017 – $1,838).

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and remediate its property based on its activities to date. As at December 31, 2018, the Company estimates the cash outflow related to these reclamation activities will be incurred in 2028. Reclamation provisions are measured at the expected value of future cash flows discounted to their present value using a discount rate based on a credit adjusted risk-free interest rate of 8.3% and an inflation rate of 2.4%.

The following is a summary of asset retirement obligations:

	December 31, 2018	December 31, 2017
Balance, beginning of the year	$1,838	$1,366
Accretion	167	126
Changes in cash flow estimates	492	346
Balance, end of the year	$2,497	$1,838

GOLDEN QUEEN MINING CO. LTD.

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

Contractual Obligations

GQM LLC’s contractual obligations as of December 31, 2018 are shown in the table below:

Contractual obligations	Total	Less than 1year	1-3 years	3-5 years	More than 5 years
Debt obligations (mostly mobile mining equipment financing)	12,200	6,229	5,388	3,832
Asset retirement obligations (undiscounted)	4,478				4,478
Total	$16,678	6,229	5,388	583	4,478

GQM LTD’s contractual obligations as of December 31, 2018 are shown in the table below:

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
November 2017 Clay loan - interest payable	$1,650	1,650	-	-	-
November 2017 Clay loan - principal	25,625	25,625	-	-	-
Total	$27,275	27,275	-	-	-

The Company and the lender agreed to defer the January 1, 2019 payments to February 8, 2019. The November 2017 Clay loan matures on May 21, 2019. As part of the February 9, 2019 binding share purchase agreement, the Lender agreed to defer all payments of principal and interest until completion of the purchase.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

GOLDEN QUEEN MINING CO. LTD.

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

A total of 2,325,001 (1,183,332 exercisable) (December 31, 2017 – 2,600,001 outstanding and 751,666 exercisable) common shares were issuable pursuant to such stock options as at December 31, 2018

Transactions with Related Parties

Management Agreement

Except as noted elsewhere in these consolidated financial statements, related party transactions are disclosed as follows:

Compensation of Key Management Personnel, Transactions with Related Parties and Related Party Balances

For the year ended December 31, 2018, the Company recognized $547 (2017 – $653) salaries and fees for Officers and Directors.

For the year ended December 31, 2018, transactions with related parties included amendment, closing, commitment and interest expense totalling $2,860 (2017 – $2,766).

As at December 31, 2018, $nil (December 31, 2017 - $38) was included in prepaid expenses and other current assets for closing fees paid to related parties.

As at December 31, 2018, $nil (December 31, 2017 - $463) was included in accounts payable and accrued liabilities for amendment fees and accrued interest payable to related parties.

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

On December 27, 2018, the January 1, 2019 principal payment of $1,000 was deferred to February 1, 2019 and a $125 extension fee was added to the principal. On January 31, 2019, the $1,000 was deferred to February 8, 2019 and a $75 extension fee was added to the principal. The Company is scheduled to make the final payment of principal and accrued interest of upon the completion of the Clay Group purchase.

GOLDEN QUEEN MINING CO. LTD.

The following table summarizes activity on the notes payable:

	December 31, 2018	December 31, 2017
Balance, beginning of the year	$30,099	$26,347
Interest payable transferred to principal	-	2,212
Accretion of discount on loans	2,040	1,940
Capitalized financing fee and legal fees	(125)	(400)
Extension fee added to principal	125	-
Accretion of capitalized financing and legal fees	262	-
Repayment of loans and interest	(7,711)	-
Balance, end of the year	$24,690	$30,099

Current portion	$24,690	$7,712
Non-current portion	$-	$22,387

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

The fair value of the derivative liabilities related to the Clay Group share purchase warrants as at December 31, 2018 was $76 (December 31, 2017 – $439).

Share Purchase Warrants – July 2016 financing

On July 25, 2016, the Company issued a total of 6,317,700 share purchase warrants in connection with the July 2016 financing with an exercise price of C$2.00 and expiry date of July 25, 2019. In accordance with the guidance in ASC 815-40-15, the share purchase warrants met the criteria of a derivative instrument liability because they were exercisable in a currency other than the functional currency of the Company and thus did not meet the “fixed-for-fixed” criteria of that guidance. As a result, the Company was required to separately account for the share purchase warrants as derivative liabilities recorded at fair value and marked-to-market each period with the changes in the fair value each period charged or credited to income. As at December 31, 2018, the Company had re-measured the share purchase warrants and determined the fair value of the derivative liability to be $nil (December 31, 2017 - $2).

GOLDEN QUEEN MINING CO. LTD.

Amortization of Discount and Interest Expense

The following table summarizes the amortization of discount and interest on loans:

	Year Ended December 31,	Year Ended December 31,
	2018	2017
Accretion of the November 2017 Loan discount	$2,040	$1,940
Accretion of capitalized financing and legal fees	262	-
Interest expense related to the November 2017 Loan	2,820	2,580
Closing and commitment fees related to the 2017 Credit Facility	40	90
Interest expense related to Komatsu financial loans (1)	763	607
Accretion of discount and interest on loan	$5,925	$5,217

(1)	Komatsu is not a related party and has only been included in the above table to reconcile the total interest expense incurred for the period to the amounts capitalized and expensed.

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

If a member becomes less than a 20% interest holder, its remaining unit interest will (ultimately) be terminated through one of three (3) events at the non-diluted member’s option:

a.	Through conversion to a net smelter royalty (“NSR”);
b.	Through a buy-out (at fair value) by the non-diluted member; or
c.	Through a sale process by which the diluted member’s interest is sold

The net assets of GQM LLC as of December 31, 2018 and December 31, 2017 are as follows:

	December 31, 2018	December 31, 2017
Assets, GQM LLC	$171,334	$149,095
Liabilities, GQM LLC	(24,904)	(28,024)
Net assets, GQM LLC	$146,430	$121,071

Included in the assets above, is $4,149 (December 31, 2017 - $2,606) in cash held by GQM LLC which is directed specifically to fund capital expenditures required to continue with production and to settle GQM LLC’s obligations. The liabilities of GQM LLC do not have recourse to the general credit of Golden Queen except for $349 for mining drill loans and $4,921 in surety bond agreements.

Non-Controlling Interest

The carrying value of the non-controlling interest is adjusted for net income and loss, distributions and contributions pursuant to ASC 810-10 based on the same percentage allocation used to calculate the initial book value of temporary equity.

	Year Ended December 31,	Year Ended December 31,
	2018	2017
Net and comprehensive income (loss) in GQM LLC	$360	$(10,022)
Non-controlling interest percentage	50%	50%
Net and comprehensive income (loss) attributable to non-controlling interest	$180	$(5,010)
Net and comprehensive income (loss) attributable to permanent non-controlling interest	$108	$(3,006)
Net and comprehensive income (loss) attributable to temporary non-controlling interest	$72	$(2,004)

GOLDEN QUEEN MINING CO. LTD.

	Permanent Non-Controlling Interest	Temporary Non-Controlling Interest
Carrying value of non-controlling interest, December 31, 2016	$39,327	$26,220
Net and comprehensive loss for the year	(3,006)	(2,006)
Carrying value of non-controlling interest, December 31, 2017	$36,321	$24,214
Capital contribution	10,000	-
Net and comprehensive income (loss) for the year	108	(1,714)
Carrying value of non-controlling interest, December 31, 2018	$46,429	$22,500

Credit Facilities

On May 23, 2017, GQM LLC entered into a $5,000 one-year revolving credit agreement (the “2017 Credit Facility”) in which Gauss Holdings LLC and Auvergne, LLC agreed to extend credit in the form of loans to GQM LLC. The 2017 Credit Facility commenced on July 1, 2017, bore interest at a rate of 12% per annum and was subject to a commitment fee of 1% per annum. For the year ended December 31, 2018, GQM LLC paid commitment fees of $40 (2017 – $90). The balance of the Credit Facility was $3,000 as at December 31, 2017. The Credit Facility expired on May 22, 2018 and the balance of $5 million was repaid in cash.

On October 12, 2018, GQM LLC entered into an agreement with Gauss Holdings LLC and Auvergne LLC (the “Lenders”) where by the Lenders are providing GQM LLC a revolving credit loan facility (the “2018 Credit Facility”) in the amount of $20 million. The 2018 Credit Facility bears interest at a rate of 8% per annum and in addition, is subject to a commitment fee of 1% per annum on available loan balance. As per terms of the agreement, GQM LLC accrued commitment fees of $45 for the year ended December 31, 2018 (Note 11). The loan matures March 31, 2020. As at December 31, 2018, GQM LLC had drawn $5,000 from the 2018 Credit Facility and accrued interest of $121. Subsequent to the period end GQM LLC drew an additional $5,000 from the 2018 Credit Facility.

In connection with the 2018 Credit Facility, the Lenders were issued 21,486 warrants (the “GQM LLC Warrants”), with each warrant entitling the holder to purchase a unit of GQM LLC for a period of five (5) years at an exercise price of $475.384 per unit. The warrants are classified as a derivative liability due to a clause in the warrant agreement that offers the warrant holders price protection. The fair value of the derivative liabilities related to the warrants as at December 31, 2018 is $3,314 (December 31, 2017 - $nil). The value of the warrants at inception is recognized as a deferred financing cost on the balance sheet. The derivative liability was calculated using the Black-Scholes pricing valuation model.

The GQM LLC Warrants represent a fully-diluted 7.5% interest in the equity of GQM LLC. If the GQM LLC warrants are exercised, the Company’s interest in GQM LLC will be diluted to 46.25%. The Company’s current interest in GQM LLC is 50%.

The 2018 Credit Facility is secured by a pledge of the Company’s equity interest in GQM LLC.

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

GOLDEN QUEEN MINING CO. LTD.

The three (3) levels of the fair value hierarchy are as follows:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party	$76	$-	$76	$-
GQM LLC warrants – Related Party	3,314	-	3,314	-
	$3,390	$-	$3,390	$-

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party	$439	$-	$439	$-
Share purchase warrants	2	-	2	-
	$441	$-	$441	$-

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

The following table shows figures attributable to the Company only as of December 31, 2018:

Figures shown for the year ended December 31, 2018:

	GQM LLC	GQM LLC 50% Attributable to LTD	LTD on a Non- Consolidated Basis *	LTD Attributable
	100%	(1)	(2)	(1) + (2)
Cash	$4,149	$2,075	$2,581	$4,656
Short term debt	$6,578	$3,289	$25,342	$28,631
Long term debt	$10,622	$5,311	$-	$5,311
Working Capital / (Deficit)	$11,805	$5,903	$(29,488)	$(23,585)

GOLDEN QUEEN MINING CO. LTD.

	GQM LLC	GQM LLC 50% Attributable to LTD	LTD on a Non- Consolidated Basis *	LTD Attributable
	100%	(1)	(2)	(1) + (2)
Revenue	$58,403	29,202	$-	$29,202
Cost of sales including depreciation and depletion	$(53,745)	(26,873)	$(424)	$(27,297)
Accretion expense	$(167)	(84)	$-	$(84)
G&A Expenses	$(3,363)	(1,681)	$(1,582)	$(3,263)
Share based payments	$-	-	$(149)	$(149)
(Increase) / Decrease in fair value of derivative liability	$-	-	$364	$364
Finance expense	$(803)	(402)	$(5,121)	$(5,523)
Interest income	$70	35	$64	$99
Other	$(34)	(17)	$-	$(17)
Net income (loss)	$361	180	$(6,848)	$(6,668)
Income tax expense	$-	-	$(391)	$(391)
Net and comprehensive income (loss)	$361	180	(7,239)	$(7,059)

Liquidity and Capital Resources

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

As at December 31, 2018, the Company had a working capital deficit of $11,107 and during the year ended December 31, 2018, the cash used in operating activities was $12,800. The Company was required to pay the following amounts to the Clay Group on the following dates: $1,700 of interest and principal on January 1, 2019, $3,900 of interest and principal on April 1, 2019 and $21,700 of interest and principal on May 21, 2019. The Company is currently unable to repay the interest and principal payments due on the November 2017 Loan. The Company will need to receive cash distributions from GQM LLC to service its debt and such distributions are contingent on GQM LLC’s ability to generate positive cash flows.

The Company reviewed the 2019 budget and Life of Mine Plan and the results for the year ended December 31, 2018 and has determined it is unlikely it will receive sufficient distributions from GQM LLC during this fiscal year to service its debt in early 2019. Despite the extensive efforts of the Company’s management and the Board, operations at the Soledad Mountain Project have not generated sufficient free cash flow to award dividends to the Company and may require significant additional cash to continue. The Company has been unable to attract sufficient capital to fund its own operations and GQM LLC, other than through loans and investment from members of the Clay family and associated entities (the “Clay Group”). This situation raises substantial doubt about the Company’s ability to continue as a going concern. Consequently, since the third quarter of 2018, the Company had pursued discussions with the Clay Group to restructure the reimbursement of the debt payments. On December 27, 2018, the Company and the Clay Group agreed to postpone the January 1, 2019 $1,700 of interest and principal payment until February 1, 2019 for a restructuring fee of $125. On January 31, 2019, the Company and the Clay Group agreed to an additional extension to February 8, 2019. On February 9, 2019, the parties agreed to defer payment of interest and principal until completion of the share purchase agreement.

See the “Recent Developments” section of this Form 10-K.

Cash used in operating activities:

Cash used in operating activities was $12,864 for the year ended December 31, 2018 compared to $3,942 of cash generated from operating activities for the year ended December 31, 2017. The increased use of cash in 2018 was primarily due to increased direct mining costs and reduced revenue arising from lower production in 2018 compared to 2017 in addition to a significant accumulation of inventory.

GOLDEN QUEEN MINING CO. LTD.

Cash used in investing activities:

Cash used in investing activities totaled $3,925 during the year ended December 31, 2018 compared to $11,173 of cash used in investing activities during the year ended December 31, 2017. The significant construction costs from the 2017 period related construction of the second phase of the heap leach pad. Since the second phase of the heap leach pad was completed in September 2017, no significant costs were incurred in that regard during the year ended December 31, 2018.

Cash from financing activities:

Cash generated from financing activities totaled $20,582 during the year ended December 31, 2018 compared to $3,133 of cash used in financing activities during the year ended December 31, 2017.

Working Capital:

The following table shows working capital as at December 31, 2018:

	GQM LLC 100%	GQM Ltd. on a Non-Consolidated Basis *	GQM Ltd. on a Consolidated Basis **
Current assets	$28,591	$2,693	$31,223
Current liabilities	(16,786)	(32,181)	(42,330)
Working capital/(deficit)	$11,805	$(29,488)	$(11,107)
*	includes GQM Holdings
**	includes GQM Holdings and GQM LLC

Golden Queen Mining Co. Ltd. and Golden Queen Holdings

As at December 31, 2018, Golden Queen Mining Co. Ltd and Golden Queen Holdings, had combined current assets of $2,693 (December 31, 2017 - $502) and combined current liabilities of $32,181 (December 31, 2017 - $9,194) or working capital deficit of $29,488 (December 31, 2017 – working capital deficit of $8,692).

GQM LLC

As at December 31, 2018, GQM LLC had current assets of $28,591 (December 31, 2017 - $12,162) and current liabilities of $16,786 (December 31, 2017 - $16,572) or a working capital of $11,805 (December 31, 2017 – $4,410).

GQM LLC will use its cash on hand for sustaining capital expenditures and for working capital needs.

Outstanding Share Data

At a special meeting of the holders of common shares of the Company held on December 17, 2013, the shareholders approved a special resolution to change the authorized share capital of the Company from 150,000,000 common shares to an unlimited number of common shares, all without par value, and no preferred shares. Following the issuance of 188,952,761 common shares as a result of the rights offering completed in February 2018, the Company currently has 300,101,444 common shares issued and outstanding.

GOLDEN QUEEN MINING CO. LTD.

The number of shares issued and outstanding and the fully diluted share position are set out in the table below:

Item	No. of Shares
Shares issued and outstanding as at December 31, 2017	111,148,683
Shares issued as the result of a rights offering	188,952,761
Shares issued and outstanding as at December 31, 2018	300,101,444	Exercise Price	Expiry Date
Shares to be issued on exercise of directors and employees stock options	2,325,001	$0.29 to $0.66	From 11/30/21 to 10/20/22
Shares to be issued on exercise of warrants	24,317,700	$0.665 to $0.7831 and CAD $2.00	From 06/08/20 to 11/18/21
Fully diluted March 20, 2019	326,744,145

The company has an unlimited authorized share capital.

Subsequent Events

Subsequent to December 31, 2018, GQM LLC drew an additional $5,000 from the 2018 Credit Facility.

On January 31, 2019, the Company and the Clay Group agreed to amend the November 2017 Loan, extending the due date of $1,000 of principal as well as interest from the original due date of February 1, 2019 to February 8, 2019. An extension fee of $75 was added to the principal amount owing under the November 2017 Loan.

On February 9, 2019, the Company announced that it had entered into a binding share purchase agreement with a group of purchasers including Thomas M. Clay and certain members of the Clay family and associated entities (the “Purchaser”), whereby the Purchaser will acquire 100% of the Company’s 50% ownership interest in the Soledad Mountain Project. The Company has agreed to sell 100% of the shares of its subsidiary Golden Queen Mining Holdings Inc., which owns 50% of the outstanding units of Golden Queen Mining Company, LLC. All payments of interest and principal on the November 2017 Loan have been delayed until completion of the purchase.

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

GOLDEN QUEEN MINING CO. LTD.

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total Cash Costs
Mining	$7,376	$8,087	$9,311	$9,927
Processing	4,488	4,707	5,940	4,740
Indirect mining cost	1,972	2,029	2,046	2,253
Inventory changes and others	(820)	(6,693)	(2,828)	(8,044)
Direct mining costs	13,016	8,130	14,469	8,876
Site general and administrative	732	416	576	1,685
Cash costs before by-product credits	13,748	8,546	15,045	10,561
Divided by gold produced (oz)	6,579	9,976	12,943	12,784
Cash costs per ounce of gold produced ($/oz)	2,090	857	1,162	826
Less: By-product silver credits per ounce ($/oz)	(136)	(160)	(115)	(137)
Total cash cost per ounce of gold produced on a by-product basis ($/oz)	$1,954	$697	$1,047	$689

Ore placed (tons)	806,450	943,148	930,776	843,924
Total Cash Costs ($/t placed)	18.06	16.56	19.47	21.25
Crusher mechanical availability (%)	65%	73%	67%	64%
Apparent cumulative recovery (1) – gold	71.5%	69.1%	67.1%	67.2%
Apparent cumulative recovery (1) - silver	27.1%	27.7%	28.5%	27.1%

The table below shows a reconciliation of total cash costs per gold ounce and cash costs per gold ounce on a by-product basis:

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total Cash Costs
Mining	$7,376	$8,087	$9,311	$9,927
Processing	4,488	4,707	5,940	4,740
Indirect mining cost	1,972	2,029	2,046	2,253
Inventory changes and others	(820)	(6,693)	(2,828)	(8,044)
Direct mining costs	13,016	8,130	14,469	8,876
Site general and administrative	732	416	576	1,685
Cash costs before by-product credits	13,748	8,546	15,045	10,561
Divided by gold produced (oz)	6,579	9,976	12,943	12,784
Cash costs per ounce of gold produced ($/oz)	2,090	857	1,162	826
Less: By-product silver credits per ounce ($/oz)	(136)	(160)	(115)	(137)
Total cash cost per ounce of gold produced on a by-product basis ($/oz)	$1,954	$697	$1,047	$689

Ore placed (tons)	806,450	943,148	930,776	843,924
Total Cash Costs ($/t placed)	18.06	16.56	19.47	21.25
Crusher mechanical availability (%)	65%	73%	67%	64%
Apparent cumulative recovery (1) – gold	71.5%	69.1%	67.1%	67.2%
Apparent cumulative recovery (1) - silver	27.1%	27.7%	28.5%	27.1%

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

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
All-in sustaining costs
Cash costs before by-product credits	$13,748	$8,546	$15,045	$10,561
Silver by-product	(895)	(1,598)	(1,483)	(1,484)
Total cash cost after by-product	12,853	6,948	13,562	9,077
Corporate general and administrative expenses	477	428	230	432
Share based payments	45	35	33	36
Accretion expense	42	42	42	41
Sustaining capital	2,412	2,974	190	1,484
All-in sustaining costs	15,829	10,427	14,057	11,070
Divided by gold produced (oz)	6,579	9,976	12,943	12,784
All-in sustaining costs per gold ounce on a by-product basis	$2,406	$1,045	$1,086	$866

GOLDEN QUEEN MINING CO. LTD.

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
All-in sustaining costs
Cash costs before by-product credits	$12,399	$14,025	$16,234	$16,695
Silver by-product	(1,092	(915)	(810)	(1,221)
Total cash cost after by-product	11,307	13,110	15,424	15,474
Corporate general and administrative expenses	578	54	341	549
Share based payments	34	51	48	68
Accretion expense	31	32	31	32
Sustaining capital	7,288	4,781	3,990	3,303
All-in sustaining costs	19,238	18,028	19,896	19,426
Divided by gold produced (oz)	11,406	12,632	12,275	9,886
All-in sustaining costs per gold ounce on a by-product basis	$1,687	$1,427	$1,621	$1,965

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

Significant estimates and judgements have been made by Management in several areas including the accounting for the joint venture transaction and determination of the temporary and permanent non-controlling interest, the recoverability of mineral properties expenditures, royalty obligations, inventory valuations, asset retirement obligations, and derivative liability – warrants, some aspects of which are further described below. Actual results could differ from those estimates.

Inventory

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

During the year ended December 31, 2018, the Company recognized a net realizable value (“NRV”) write down against doré in the amount of $122. During 2018 the Company increased mined ore stockpiles. With production plans to process this inventory no earlier than 2021, these stockpiles are classified as long-term assets which resulted in an NRV write down of $403 as a result of discounting the recoverable amount of the long-term stockpile.

The rate of recovery of gold and silver from the leach pad is a significant area of estimation. While the inventory is shown as a current asset it is probable that some portion of the gold and silver on the leach pad will be recovered more than a year from the balance sheet date, depending on the length of the leaching cycle and on management's strategy for optimizing the recovery from the leach pad.

GOLDEN QUEEN MINING CO. LTD.

During the year ended December 31, 2017, the Company recognized an NRV write-down in the amount of $2,071.

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

Asset Retirement Obligations

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

The ASU will be effective for annual and interim periods beginning January 1, 2019, with early adoption permitted, and is applicable on a modified retrospective basis with various optional practical expedients. The adoption of this standard is not expected to have a material impact on the financial statements.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company and the notes thereto are attached to this report following the signature page and Certifications.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

GOLDEN QUEEN MINING CO. LTD.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). As a result of this assessment, management identified a material weakness in the operating effectiveness of internal controls relating to the accuracy and valuation of inventory. The material weakness could have resulted in a material understatement of inventory and the overstatement of cost of goods sold in the annual consolidated financial statements for the year ended December 31, 2018. The potential misstatement was corrected prior to the issuance of the consolidated financial statements and therefore, there were no misstatements in the Company’s current or prior period consolidated financial statements.

In response to the material weaknesses described above management has established a remediation plan, which is to implement a more robust production inventory tracking model which will be included as part of quarter end processes in 2019.

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

Changes in Internal Control

During the year ended December 31, 2018, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

GOLDEN QUEEN MINING CO. LTD.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information concerning our executive officers, directors, Audit Committee, corporate governance, and compliance with Section 16(a) of the Exchange Act is contained in our definitive Proxy Statement, filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2019 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

GOLDEN QUEEN MINING CO. LTD.

PART IV

Item 15. Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing
3.1	Notice of Articles	Incorporated by reference to Exhibit 3.1 to the Form 10-K of the Company, filed with the SEC on March 30, 2016
3.2	Articles	Incorporated by reference to Exhibit 3.2 to the Form 8-K of the Company, filed with the SEC on September 2, 2010
4.1	Form of Warrant Certificate	Incorporated by reference to Exhibit 4.1 to the Form 8-K of the Company, filed with the SEC on July 28, 2016
4.2	Warrant Indenture dated July 25, 2016	Incorporated by reference to Exhibit 4.1 to the Form 8-K of the Company, filed with the SEC on July 25, 2016
10.1	Second Amended and Restated Term Loan Agreement dated as of November 21, 2016 among the Company, the Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009, EHT, LLC, and the Clay Family 2009 Irrevocable Trust Dated April 14, 2009	Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company, filed with the SEC on November 25, 2016
10.2	Form of Share Purchase Warrants of the Company dated November 21, 2016	Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company, filed with the SEC on November 25, 2016
10.3	Amended and Restated Indemnity Agreement dated November 21, 2016 between the Company and the Clay Family Holders	Incorporated by reference to Exhibit 10.3 to the Form 8-K of the Company, filed with the SEC on November 25, 2016
10.4	Underwriting Agreement dated July 18, 2016 between the Company, Cormark Securities Inc. and M Partners Inc.	Incorporated by reference to Exhibit 1.1 to the Form 8-K of the Company, filed with the SEC on July 18, 2016
10.5	Bought Deal Letter dated July 14, 2016 between the Company and Cormark Securities Inc.	Incorporated by reference to Exhibit 1.1 to the Form 8-K of the Company, filed with the SEC on July 14, 2016
10.6	Amendment to Pledge Agreement between the Company, Golden Queen Mining Holdings Inc., Golden Queen Mining Canada Ltd., The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009 and Jonathan C. Clay dated February 27, 2015	Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company, filed with the SEC on May 11, 2015
10.7	Amended and Restated Term Loan Agreement dated June 8, 2015 among the Company, The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009, EHT, LLC, Harris Clay, and The Clay Family 2009 Irrevocable Trust Dated April 14, 2009	Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company, filed with the SEC on June 9, 2015

GOLDEN QUEEN MINING CO. LTD.

10.8	Amended and Restated Guaranty dated June 8, 2015 among Golden Queen Mining Holdings Inc., Golden Queen Mining Canada Ltd., The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009, EHT, LLC, Harris Clay and The Clay Family 2009 Irrevocable Trust Dated April 14, 2009	Incorporated by reference to Exhibit 10.2 to the Form 8-K of the Company, filed with the SEC on June 9, 2015
10.9	Amended and Restated Pledge Agreement dated June 8, 2015 among the Company, Golden Queen Mining Holdings Inc., Golden Queen Mining Canada Ltd., The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009, EHT, LLC, Harris Clay and The Clay Family 2009 Irrevocable Trust Dated April 14, 2009	Incorporated by reference to Exhibit 10.3 to the Form 8-K of the Company, filed with the SEC on June 9, 2015
10.10	Amended and Restated Registration Rights Agreement dated June 8, 2015 among the Company, The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009, EHT, LLC, Harris Clay and The Clay Family 2009 Irrevocable Trust Dated April 14, 2009	Incorporated by reference to Exhibit 10.4 to the Form 8-K of the Company, filed with the SEC on June 9, 2015
10.11	Amended and Restated Option Agreement dated June 8, 2015 among Gauss LLC, Gauss Holdings LLC, Auvergne, LLC, The Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009, EHT, LLC, Harris Clay, The Clay Family 2009 Irrevocable Trust Dated April 14, 2009, Golden Queen Mining Canada Ltd. and Golden Queen Mining Holdings Inc.	Incorporated by reference to Exhibit 10.5 to the Form 8-K of the Company, filed with the SEC on June 9, 2015
10.12	Indemnity Agreement between the Company and the Clay Family Holders dated June 8, 2015	Incorporated by reference to Exhibit 10.6 to the Form 8-K of the Company, filed with the SEC on June 9, 2015
10.13	Form of Share Purchase Warrants of the Company dated June 8, 2015	Incorporated by reference to Exhibit 10.7 to the Form 8-K of the Company, filed with the SEC on June 9, 2015
10.14	Mining Lease dated April 22, 1986 between the Company, Southwestern Refining Corporation, and Claude and Mary J.Birtle, and amendment dated March 23, 2007	Incorporated by reference to Exhibit 10.2 to the Form 10-K/A of the Company, filed with the SEC on January 14, 2011
10.15#	2013 Stock option plan of the Company.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 24, 2013
10.16#	Employment Agreement dated September 18, 2013 between the Company and Andree St-Germain	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed with the SEC on May 12, 2014
10.17	Transaction Agreement among the Company, Golden Queen Mining Company, Inc., Gauss LLC, Gauss Holdings LLC, and Auvergne, LLC dated June 8, 2014	Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company, filed with the SEC on June 12, 2014
10.18	Registration Rights Agreement between the Company and Gauss Holdings LLC dated June 8, 2014	Incorporated by reference to Exhibit 10.3 to the Form 8-K of the Company, filed with the SEC on June 12, 2014

GOLDEN QUEEN MINING CO. LTD.

10.19	Registration Rights Agreement between the Company and Auvergne, LLC dated June 8, 2014	Incorporated by reference to Exhibit 10.4 to the Form 8-K of the Company, filed with the SEC on June 12, 2014
10.20	Amended and Restated Limited Liability Company Agreement between the Company, Golden Queen Mining Company, LLC, Gauss LLC, and Golden Queen Mining Holdings, Inc. dated September 15, 2014	Incorporated by reference to Exhibit 10.5 to the Form 8-K of the Company, filed with the SEC on September 16, 2014
10.21	Standby Guaranty Agreement dated November 10, 2017	Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company, filed with the SEC on November 16, 2017
10.22	Employment Agreement with Guy Le Bel	Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company, filed with the SEC on March 20, 2017
10.23	Revolving Credit Agreement between Golden Queen Mining Holdings, Inc., GQM Holdings, Golden Queen Mining Company, LLC Gauss LLC, Gauss Holdings LLC and Auvergne, LLC, dated October 12, 2018	Incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Company, filed with the SEC on November 8, 2018
10.24	Share Purchase Agreement between the Company, and Estate of Landon Thomas Clay, Thomas M. Clay, Lavinia D. Clay, Cassius M.C. Clay, Landon H. Clay, Richard T. Clay, Jonathan Clay, James Clay, Clay Family 2009 Irrevocable Trust, LTC 2009 Irrevocable Trust, EHT, LLC, Monadnock Charitable Lead Annuity Trust dated May 31, 1996, Arctic Coast Petroleums, Ltd., and 933 Milledge, LLC, dated February 7, 2019	Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company, filed with the SEC on February 11, 2019

21.1	Subsidiaries of the Company	Filed herewith
23.1	Consent of PricewaterhouseCoopers, LLP	Filed herewith
23.2	Consent of Sean Ennis	Filed herewith
23.3	Consent of Michael M. Gustin	Filed herewith
31.1	Rule 13a-14(a)/15(d)-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15(d)-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith
95.1	Mine Safety Disclosure	Filed herewith
101	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension – Schema
	101.CAL	XBRL Taxonomy Extension – Calculations
	101.DEF	XBRL Taxonomy Extension – Definitions
	101.LAB	XBRL Taxonomy Extension – Labels
	101.PRE	XBRL Taxonomy Extension – Presentations

GOLDEN QUEEN MINING CO. LTD.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN QUEEN MINING CO. LTD.

By:	/s/ Guy Le Bel
Guy Le Bel
Principal Executive Officer

Date: March 25, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy Le Bel	Principal Executive, Accounting & Financial Officer	March 25, 2019
Guy Le Bel

/s/ Bryan A. Coates	Director	March 25, 2019
Bryan A. Coates

/s/ Paul M. Blythe	Director	March 25, 2019
Paul M. Blythe

/s/ Bernard Guarnera	Director	March 25, 2019
Bernard Guarnera

Golden Queen Mining Co. Ltd.

Audited Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Golden Queen Mining Co. Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Golden Queen Mining Co. Ltd. and its subsidiaries (together, the Company) as of December 31, 2018 and 2017, and the related consolidated statements of loss and comprehensive loss, shareholders’ equity, non-controlling interest and redeemable portion of non-controlling interest and cash flows for the years then ended, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and their results of operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America (US GAAP).

Substantial Doubt About the Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has negative working capital and cash outflows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PricewaterhouseCoopers LLP

PricewaterhouseCoopers Place, 250 Howe Street, Suite 1400, Vancouver, British Columbia, Canada V6C 3S7

T: +1 604 806 7000, F: +1 604 806 7806

“PwC” refers to PricewaterhouseCoopers LLP, an Ontario limited liability partnership.

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

March 25, 2019

We have served as the Company's auditor since 2016.

GOLDEN QUEEN MINING CO. LTD.

Consolidated Balance Sheets

(amounts expressed in thousands of US dollars)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash	$5,725	$2,937
Inventories (Note 4)	25,031	9,028
Prepaid expenses and other current assets	467	699
Total current assets	31,223	12,664
Restricted cash (Note 5)	1,005	-
Deferred financing cost (Note 14(v))	3,314	-
Property, plant, equipment and mineral interests (Note 6)	135,818	141,848
Advance minimum royalties	497	304
Inventories (Note 4)	6,913	-
Total Assets	$178,770	$154,816
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$6,899	$6,320
Interest payable	773	664
Credit facility (Note 14 (v))	-	3,000
Current portion of note payable (Note 14 (ii))	24,690	7,712
Current portion of loan payable (Note 7)	6,578	7,629
Derivative liabilities (Note 8)	3,390	441
Total current liabilities	42,330	25,766
Credit facility (Note 14 (v))	5,000	-
Note payable (Note 14 (ii))	-	22,387
Loan payable (Note 7)	5,622	9,614
Asset retirement obligation (Note 9)	2,497	1,838
Deferred tax liability (Note 10)	8,588	8,197
Total liabilities	64,037	67,802
Temporary Equity
Redeemable portion of non-controlling interest (Note 14 (iv))	24,286	24,214
Shareholders’ Equity
Common shares, no par value, unlimited shares authorized (2017 - unlimited); 300,101,444 (2017 – 111,148,683) shares issued and outstanding (Note 11)	95,575	71,126
Additional paid-in capital	44,002	43,853
Deficit accumulated	(95,559)	(88,500)
Total shareholders’ equity attributable to GQM Ltd.	44,018	26,479
Non-controlling interest (Note 14 (iv))	46,429	36,321
Total Shareholders’ Equity	90,447	62,800
Total Liabilities, Temporary Equity and Shareholders’ Equity	$178,770	$154,816

Going Concern (Note 2)

Commitments and Contingencies (Note 16)

Subsequent Events (Note 18)

Approved by the Directors:

“Paul M. Blythe”	“Bryan A. Coates”
Paul M. Blythe, Director	Bryan A. Coates, Director

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Consolidated Statements of Loss and Comprehensive Loss

(amounts expressed in thousands of US dollars, except shares amounts)

	Year Ended December 31,	Year Ended December 31,
	2018	2017
Revenues
Metal Sales	$58,403	$62,121

Cost of Sales
Direct mining costs	(44,491)	(56,131)
Depreciation and depletion (Note 6)	(9,678)	(11,955)
Accretion expense	(167)	(126)
Income (Loss) from mine operations	4,067	(6,091)

General and administrative expenses (Note 12)	(5,095)	(5,235)
Operating loss	(1,028)	(11,326)

Other income (expenses)
Gain on derivative instruments (Note 8)	365	5,989
Finance expense (Note 14 (iii))	(5,925)	(5,217)
Interest income	134	88
Other expenses	(34)	(434)
Total other income (expenses)	(5,460)	426
Loss for the year before income taxes	$(6,488)	$(10,900)

Income tax (expense) benefit (Note 10)	(391)	4,725
Net and comprehensive loss for the year	(6,879)	(6,175)
Less: Net and comprehensive loss attributable to the non-controlling interest for the period (Note 14 (iv))	(180)	5,010
Net and comprehensive loss attributable to Golden Queen Mining Co Ltd. for the year	$(7,059)	$(1,165)
Loss per share – basic (Note 13)	$(0.03)	$(0.01)
Loss per share – diluted (Note 13)	$(0.03)	$(0.01)

Weighted average number of common shares outstanding -basic	272,664,468	111,140,464
Weighted average number of common shares outstanding - diluted	272,664,468	111,140,464

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Consolidated Statements of Shareholders’ Equity, Non-controlling Interest and Redeemable Portion of Non-controlling Interest

(amounts expressed in thousands of US dollars, except shares amounts)

	Common shares	Amount	Additional Paid-in Capital	Deficit Accumulated	Total Shareholders’ Equity attributable to GQM Ltd	Non- controllng Interest	Total Shareholdes’ Equity	Redeemable Portion of Non- controlling Interest
Balance, December 31, 2016	111,048,683	$71,067	$43,652	$(87,335)	$27,384	$39,327	$66,711	$26,220
Issuance of common shares (Note 11)	100,000	59	-	-	59	-	59	-
Stock-based compensation	-	-	201	-	201	-	201	-
Net loss for the year	-	-	-	(1,165)	(1,165)	(3,006)	(4,171)	(2,006)
Balance, December 31, 2017	111,148,683	$71,126	$43,853	$(88,500)	$26,479	$36,321	$62,800	$24,214
Issuance of common shares (Note 11)	188,952,761	24,449	-	-	24,449	-	24,449	-
Capital contribution from non-controlling interest	-	-	-	-	-	10,000	10,000	-
Stock-based compensation	-	-	149	-	149	-	149	-
Net loss for the year	-	-	-	(7,059)	(7,059)	108	(6,951)	72
Balance, December 31, 2018	300,101,444	$95,575	$44,002	$(95,559)	$44,018	$46,429	$90,447	$24,286

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Consolidated Statements of Cash Flows

(amounts expressed in thousands of US dollars)

	Year Ended December 31,	Year Ended December 31,
	2018	2017
Operating Activities
Net loss for the year	$(6,879)	$(6,175)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation and depletion	9,678	11,955
Amortization of debt discount and interest accrual	2,302	1,540
Accretion expense	167	126
Change in fair value of derivative liabilities (Note 8)	(365)	(5,989)
Stock based compensation	149	201
Unrealized foreign exchange loss (gain)	40	(7)
Loss on disposal of property, plant, equipment and mineral interests	-	434
Deferred income taxes	391	(4,725)
Changes in non-cash working capital items:
Prepaid expenses & other current assets	232	(88)
Inventory	(19,034)	1,913
Accounts payable & accrued liabilities	(318)	2,177
Interest payable	773	2,580
Cash generated from (used in) operating activities	(12,864)	3,942
Investment activities:
Additions to property, plant, equipment and mineral interests	(3,925)	(11,173)
Cash used in investing activities	(3,925)	(11,173)
Financing activity:
Issuance of common shares (Note 11)	24,449	59
Proceeds from credit facility	5,000	3,000
Repayment of credit facility	(3,000)	-
Repayments of loan payable (Note 7)	(8,156)	(6,192)
Repayments of note payable and accrued interest (Note 14 (ii))	(7,711)	-
Capital contribution from non-controlling interest	10,000	-
Cash generated from (used in) financing activities	20,582	(3,133)
Net change in cash, cash equivalents and restricted cash	3,793	(10,364)
Cash, cash equivalents and restricted cash, beginning balance	2,937	13,301
Cash, cash equivalents and restricted cash, ending balance	$6,730	$2,937

Supplementary Disclosures of Cash Flow Information (Note 15)

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Months Ended December 31, 2018 and 2017

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

The Company was required to pay the following amounts to the Clay Group on the following dates: $1.7 million of interest and principal on January 1, 2019, $3.9 million of interest and principal on April 1, 2019 and $21.7 million of interest and principal on May 21, 2019. On December 27, 2018, the Company and the Clay Group agreed to postpone the January 1, 2019 $1.7 million of interest and principal payment until February 1, 2019 for a restructuring fee of $125. On January 31, 2019, the Company and the Clay Group agreed to an additional extension to February 8, 2019. On February 9, 2019, the parties agreed to defer payment of interest and principal until completion of the share purchase agreement (see Note 18).

As at December 31, 2018, the Company had a working capital deficit of $11.1 million and during the year ended December 31, 2018, the cash used in operating activities was $12.8 million. The Company is currently unable to repay the interest and principal payments due on the November 2017 Loan. The Company will need to receive cash distributions from GQM LLC to service its debt and such distributions are contingent on GQM LLC’s ability to generate positive cash flows. The Company reviewed the 2019 budget and Life of Mine Plan and the results for the year ended December 31, 2018 and has determined it is unlikely it will receive sufficient distributions from GQM LLC during this fiscal year to service its debt in early 2019. This situation raises substantial doubt about the Company’s ability to continue as a going concern. Consequently, since the third quarter of 2018, the Company had pursued discussions with the Clay Group to restructure the reimbursement of the debt payments. See Note 18, Subsequent Events. While the Company has been successful in re-negotiating the debt repayment terms with the Clay Group in the past, there can be no assurance that will be achieved going forward.

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

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Months Ended December 31, 2018 and 2017

(amounts expressed in thousands of US dollars, except share amounts)

3.	Summary of Accounting Policies, Estimates and Judgements

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

Stockpiled ore inventory represents ore that has been extracted from the mine and is available for further processing. Costs added to stockpiled ore inventory are valued based on current mining cost per tonne incurred up to the point of stockpiling the ore and are transferred to the next process at the weighted average cost per equivalent ounce. Stockpiled ore tonnage is verified by periodic surveys and physical counts. Stockpiled inventory is treated as a current or a non-current asset depending on the estimate period of further processing.

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

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Months Ended December 31, 2018 and 2017

(amounts expressed in thousands of US dollars, except share amounts)

3.	Significant Accounting Policies, Estimates and Judgements (continued)

Drilling and related costs are classified as development expenditures and capitalized if all the following criteria are met:

•	the costs are incurred to further define mineralization at and adjacent to existing reserve areas or intended to assist with mine planning within a reserve area;
•	the drilling costs relate to an ore body that has been determined to be commercially mineable, and a decision has been made to put the ore body into commercial production; and
•	at the time that the cost is incurred, the expenditure: (a) embodies a probable future benefit that involves a capacity, singly or in combination, with other assets to contribute directly or indirectly to future net cash inflows, (b) we can obtain the benefit and control access to it, and (c) the transaction or event giving rise to our right to or control of the benefit has already occurred.

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

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Months Ended December 31, 2018 and 2017

(amounts expressed in thousands of US dollars, except share amounts)

3.	Significant Accounting Policies, Estimates and Judgements (continued)

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

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Months Ended December 31, 2018 and 2017

(amounts expressed in thousands of US dollars, except share amounts)

3.	Significant Accounting Policies, Estimates and Judgements (continued)

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

Revenue Recognition The Company produces gold and silver dore. Revenue is recognized at the point of transfer of control of the gold and silver dore to the buyer and when collectability is reasonably assured. Title and the risks and rewards of ownership pass to the buyer based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example, the London Bullion Market for both gold and silver, in an identical form to the product sold.

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

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Months Ended December 31, 2018 and 2017

(amounts expressed in thousands of US dollars, except share amounts)

3.	Significant Accounting Policies, Estimates and Judgements (continued)

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

The Company adopted Topic 606 effective January 1, 2018. The Company has completed its assessment of the impact of the new revenue standard on the Company's consolidated financial statements and disclosures. The Company has completed the review of all contracts and determined that the adoption of this guidance has no material impact on amounts and timing of revenue recognition. The adoption of the new standard had no impact on either our current or prior revenue recognition processes or reporting. Electing the modified retrospective basis for implementing the standard results in no changes to prior financial reports.

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

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Months Ended December 31, 2018 and 2017

(amounts expressed in thousands of US dollars, except share amounts)

3.	Significant Accounting Policies, Estimates and Judgements (continued)

(ii)	In August 2016, ASC guidance was issued to amend the classification of certain cash receipts and cash payments in the statement of cash flows. The new guidance was effective for the Company’s fiscal year and interim periods beginning after December 15, 2017. The Company adopted the guidance effective January 1, 2018 and has retrospectively applied this guidance for all periods presented. There was no material impact from adoption of this guidance.

Not Yet Adopted

(iii)	February 2016, FASB issued ASC 842 that requires lessees to recognize lease assets and corresponding lease liabilities on the balance sheet for all leases with terms of more than 12 months. The update, which supersedes existing lease guidance, will continue to classify leases as either finance or operating, with the classification determining the pattern of expense recognition in the income statement.

The ASU will be effective for annual and interim periods beginning January 1, 2019, with early adoption permitted, and is applicable on a modified retrospective basis with various optional practical expedients. The adoption of this standard is not expected to have a material impact on the financial statements.

4.	Inventories

Inventories consist primarily of production from the Company’s operation, in varying stages of the production process and supplies and spare parts, all of which are presented at the lower of cost or net realizable value. Inventories of the Company are comprised of:

	December 31, 2018	December 31, 2017
Stockpile inventory	$6,913	$201
In-process inventory	21,607	6,495
Dore inventory	761	320
Supplies and spare parts	2,663	2,012
	$31,944	$9,028

Current portion	$25,031	$9,028
Non-current portion	$6,913	$-

During the year ended December 31, 2018, the Company recognized a net realizable value (“NRV”) write down against dore in the amount of $122. During 2018 the Company increased mined ore stockpiles. With production plans to process this inventory no earlier than 2021, these stockpiles are classified as long-term assets which resulted in an NRV write down of $403 as a result of discounting the recoverable amount of the long-term stockpile.

The rate of recovery of gold and silver from the leach pad is a significant area of estimation. Whilst inventory is shown as a current asset it is probable that some portion of the gold and silver on the leach pad will be recovered more than a year from the balance sheet date, depending on the length of the leaching cycle and on management's strategy for optimizing the recovery from the leach pad.

During the year ended December 31, 2017, the Company recognized an NRV write-down in the amount of $2,071.

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Months Ended December 31, 2018 and 2017

(amounts expressed in thousands of US dollars, except share amounts)

5.	Restricted Cash

The Company’s restricted cash consists of the following:

	December 31, 2018	December 31, 2017
Certificate of Deposit	$1,005	$-

The surety required a certificate of deposit to bond reclamation requirements of regulatory agencies. (see Note 9)

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

	Land	Mineral property interest and claims	Mine development	Machinery and equipment	Buildings and infrastructure	Construction in progress	Interest capitalized	Total
Cost
At December 31, 2016	$3,893	$4,241	$42,033	$60,201	$28,604	$543	$5,886	$145,401
Additions	98	817	354	17	-	19,597	-	20,883
Transfers	-	222	8,625	11,239	-	(20,086)	-	-
Disposals	(22)	-	(239)	(1,391)	(207)	-	-	(1,859)
At December 31, 2017	$3,969	$5,280	$50,773	$70,066	$28,397	$54	$5,886	$164,425
Additions	173	5	492	-	-	6,902	-	7,572
Transfers	(5)	550	711	5,375	48	(6,679)	-	-
Disposals	-	-	-	(213)	-	-	-	(213)
At December 31, 2018	$4,137	$5,835	$51,976	$75,228	$28,445	$277	$5,886	$171,784

Accumulated depreciation and depletion
At December 31, 2016	$-	$67	$971	$7,129	$2,679	$-	$5	$10,851
Additions	-	261	2,444	6,489	2,358	-	466	12,018
Disposals	-	-	-	(265)	(27)	-	-	(292)
At December 31, 2017	$-	$328	$3,415	$13,353	$5,010	$-	$471	$22,577
Additions	-	278	2,682	7,789	2,357	-	430	13,536
Disposals	-	-	-	(147)	-	-	-	(147)
At December 31, 2018	$-	$606	$6,097	$20,995	$7,367	$-	$901	$35,966

Carrying values
At December 31, 2017	$3,969	$4,952	$47,358	$56,713	$23,387	$54	$5,415	$141,848
At December 31, 2018	$4,137	$5,229	$45,879	$54,233	$21,078	$277	$4,985	$135,818

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Months Ended December 31, 2018 and 2017

(amounts expressed in thousands of US dollars, except share amounts)

7.	Loan Payable

As at December 31, 2018 and 2017, equipment financing balances are as follows:

	December 31, 2018	December 31, 2017
Balance, beginning of the year	$17,243	$15,150
Additions	3,751	10,727
Principal repayments	(8,156)	(6,192
Down payments and taxes	(638)	(1,839)
Settlements	-	(603)
Balance, end of the year	$12,200	$17,243

Current portion	$6,578	$7,629
Non-current portion	$5,622	$9,614

The terms of the equipment financing agreements are as follows:

	December 31, 2018	December 31, 2017
Total acquisition costs	$39,443	$35,692
Interest rates	0.00% ~ 4.50%	0.00% ~ 4.50%
Monthly payments	$5 ~ 74	$5 ~ 74
Average remaining life (years)	1.27	2.13

For the year ended December 31, 2018, the Company made total down payments of $638 (December 31, 2017 – $1,839). The down payments consist of the sales tax on the assets and a 10% payment of the pre-tax purchase price. All of the loan agreements are for a term of four years, except two which are for three years, and are secured by the underlying asset.

The following table outlines the principal payments to be made for each of the remaining years:

Years	Principal Payments
2019	$6,229
2020	3,204
2021	2,184
2022	583
Total	$12,200

8.	Derivative Liabilities

Share Purchase Warrants – Clay loans (Related Party (see Note 14 (ii))

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

For the Years Months Ended December 31, 2018 and 2017

(amounts expressed in thousands of US dollars, except share amounts)

8.	Derivative Liabilities (continued)

The share purchase warrants meet the definition of a derivative liability instrument as the exercise price is not a fixed price as described above. Therefore, the settlement feature does not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15.

The fair value of the derivative liabilities related to the Clay Group share purchase warrants as at December 31, 2018 was $76 (December 31, 2017 – $439). The derivative liabilities were calculated using the Black-Scholes pricing valuation model with the following assumptions:

Warrants related to June 2015 Loan	December 31, 2018	December 31, 2017
Risk-free interest rate	1.30%	1.73%
Expected life of derivative liability	1.44 years	2.44 years
Expected volatility	95.04%	78.59%
Dividend rate	0.00%	0.00%

Warrants related to November 2016 Loan	December 31, 2018	December 31, 2017
Risk-free interest rate	1.50%	1.73%
Expected life of derivative liability	2.89 years	3.89 years
Expected volatility	78.91%	75.69%
Dividend rate	0.00%	0.00%

Other Share Purchase Warrants

On July 25, 2016, the Company issued 6,317,700 share purchase warrants with an exercise price of C$2.00 and an expiry date of July 25, 2019. As at December 31, 2018, the Company re-measured the share purchase warrants and determined the fair value of the derivative liability to be $nil (December 31, 2017 - $2).

The change in the derivative liabilities is as follows:

	December 31, 2018	December 31, 2017
Balance, beginning of the year	$441	$6,430
GQM LLC Warrants (Note 14 (v))	3,314	-
Change in fair value	(365)	(5,989)
Balance, end of the year	$3,390	$441

9.	Asset Retirement Obligations

Reclamation Financial Assurance

GQM LLC is required to provide the Bureau of Land Management, the State Office of Mine Reclamation and Kern County with a revised reclamation cost estimate annually.  The financial assurance is adjusted once the cost estimate is approved.

This estimate, once approved by state and county authorities, forms the basis of reclamation financial assurance. The reclamation assurance provided as at December 31, 2018 was $1,749 (December 31, 2017 – $1,465).

GQM LLC is also required to provide financial assurance with the Lahontan Regional Water Quality Control Board (the “Regional Board”) for closure and reclamation costs related to the lined impoundments, which are defined as the Stage 1 and Stage 2 heap leach pads, the overflow pond, and the solution collection channel. The reclamation financial assurance estimate as at December 31, 2018 was $2,450 (December 31, 2017 – $1,869).

In addition to the above, GQM LLC is required to obtain and maintain financial assurance for initiating and completing corrective action and remediation of a reasonably foreseeable release from the Project’s waste management units as required by the Regional Board. The reclamation financial assurance estimate as at December 31, 2018 is $278 (December 31, 2017 – $278).

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Months Ended December 31, 2018 and 2017

(amounts expressed in thousands of US dollars, except share amounts)

9.	Asset Retirement Obligations (continued)

GQM LLC entered into $4,921 (2017 – $3,612) in surety bond agreements in order to release its reclamation deposits and a bond for power of $443 . GQM LLC pays a yearly premium of $100 (2017 – $90). Golden Queen Ltd. has provided a corporate guarantee on the surety bonds. In addition a certificate of deposit for $1,005 was posted as collateral to reclamation bonding in 2018.

Asset Retirement Obligation

The total asset retirement obligation as at December 31, 2018, was $2,497 (December 31, 2017 – $1,838).

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and remediate its property based on its activities to date. As at December 31, 2018, the Company estimates the cash outflow related to these reclamation activities will be incurred in 2028. Reclamation provisions are measured at the expected value of future cash flows discounted to their present value using a discount rate based on a credit adjusted risk-free interest rate of 8.3% and an inflation rate of 2.4%.

The following is a summary of asset retirement obligations:

	December 31, 2018	December 31, 2017
Balance, beginning of the period	$1,838	$1,366
Accretion	167	126
Changes in cash flow estimates	492	346
Balance, end of the period	$2,497	$1,838

10.	Income Taxes

The tax effects of the temporary differences that give rise to the Company's deferred tax assets and liabilities are as follows:

	December 31, 2018	December 31, 2017
Deferred Tax Assets (Liabilities)
Net operating and capital losses	$17,037	$16,942
Un-deducted interest	3,005	2,109
Capitalized interest deducted	(1,271)	(1,409)
Unrealized FX (gain) loss	(674)	(657)
Discount on Clay loan	(55)	(840)
Other	145	157
Financing costs	462	435
Investment in GQM LLC	(12,446)	(11,692)
Valuation allowance	(14,791)	(13,242)
Deferred tax liabilities	$(8,588)	$(8,197)

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Months Ended December 31, 2018 and 2017

(amounts expressed in thousands of US dollars, except share amounts)

10.	Income Taxes (continued)

The annual tax benefit (provision) is different from the amount provided by applying the statutory federal income tax rate to the Company’s pre-tax income (loss). The reasons for the difference are:

	December 31, 2018	December 31, 2017
Income tax (benefit) provision at Canadian statutory rate	$(1,755)	$(2,834)
Foreign income taxes at other than Canadian statutory rate	(84)	(1,921)
Re-measurement due to the Tax Cuts and Jobs Act	-	(3,739)
Foreign Exchange Revaluation of tax attributes	508	-
Change in fair value of derivative liability	(98)	(1,557)
Non-deductible accretion and other	-	(113)
Expiration of tax loss carryforwards	255	2,105
Non-controlling interest	(54)	2,197
Permanent differences, other	(30)	58
Prior year true-up, net	100	1,977
Increase (decrease) in valuation allowance	1,549	(898)
Tax provision (benefit)	$391	$(4,725)

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income or loss. As management of the Company does not currently believe that the Company will receive the benefit of this asset, a valuation allowance equal to certain net deferred tax assets has been established at both December 31, 2018 and 2017.

As at December 31, 2018, the Company had net operating loss carry-forwards available to reduce taxable income in future years as follows:

Country	Amount	Expiration dates

Unites States – Federal	$42,575	2019 - 2038
Canada (C$)	$22,071	2026 - 2038

These consolidated financial statements do not reflect the potential effect on future income taxes of the application of these losses.

The Company has evaluated its tax positions for the years ended December 31, 2018 and 2017 and determined that it has no uncertain tax positions requiring financial statement recognition.

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

Common shares

On February 22, 2018, the Company closed a rights offering and issued 188,952,761 shares for total gross proceeds of $25,036. The Company paid associated fees of $587 which were classified as share issue costs.

On January 17, 2017, the Company issued 100,000 shares for a total of $59 as finder fees which were recognized in general and administrative expenses in connection with the declaration of commercial production in December 2016.

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Months Ended December 31, 2018 and 2017

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

The following is a summary of stock option activity during the years ended December 31, 2018 and 2017:

	Shares	Weighted Average Exercise Price per Share
Options outstanding, December 31, 2016	1,555,000	$0.85
Options granted	1,605,001	$0.38
Options forfeited	(166,667)	$0.64
Options expired	(393,333)	$1.13
Options outstanding, December 31, 2017	2,600,001	$0.54
Options forfeited	(75,000)	$0.29
Options expired	(200,000)	$1.48
Options outstanding, December 31, 2018	2,325,001	$0.46

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

The fair value of stock options granted as above was calculated using the following weighted average assumptions:

	2018	2017
Expected life (years)	-	5.00
Interest rate	-%	1.18% ~ 1.70%
Volatility	-%	77.29% ~ 79.17%
Dividend yield	-%	0.00%

During the year ended December 31, 2018, the Company recognized $149 (2017 - $201) in stock-based compensation relating to employee stock options that were issued and/or had vesting terms.

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Months Ended December 31, 2018 and 2017

(amounts expressed in thousands of US dollars, except share amounts)

11.	Share Capital (continued)

Stock options (continued)

The following table summarizes information about stock options outstanding and exercisable as at December 31, 2018:

Expiry Date	Number Outstanding	Number Exercisable	Remaining Contractual Life (years)	Exercise Price
September 8, 2020	430,000	430,000	1.69	$0.58
November 30, 2021	365,000	243,332	2.92	$0.66
March 20, 2022	400,002	133,334	3.22	$0.65
October 20, 2022	1,129,999	376,666	3.81	$0.29
	2,325,001	1,183,332	3.17

As at December 31, 2018, the aggregate intrinsic value of the outstanding exercisable options was $nil (December 31, 2017 – $nil).

Warrants

As at December 31, 2018, 24,317,700 warrants were outstanding (December 31, 2017 – 24,317,700).

The following table summarizes information about share purchase warrants outstanding as at December 31, 2018:

Expiry Date	Number Outstanding	Remaining Contractual Life (years)	Exercise Price
June 8, 2020	10,000,000	1.44		$0.7831
July 25, 2019 (1)	6,317,700	0.56	C$	2.0000
November 18, 2021	8,000,000	2.88		$0.6650
	24,317,700	1.69
(1)	Non-tradable share purchase warrants.

12.	General and Administrative Expenses

General and administrative expenses are incurred to support the administration of the business that are not directly related to production. Significant components of general and administrative expenses are comprised of the following:

	Year Ended December 31,	Year Ended December 31,
	2018	2017
Audit, legal and professional fees	$821	$1,029
Salaries and benefits and director fees	2,138	2,094
Regulatory fees and licenses	196	114
Insurance	609	514
Corporate administration	1,331	1,484
	$5,095	$5,235

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Months Ended December 31, 2018 and 2017

(amounts expressed in thousands of US dollars, except share amounts)

13.	Loss Per Share

	Year Ended December 31,	Year Ended December 31,
	2018	2017
Numerator:
Net loss attributable to the shareholders of the Company - numerator for basic and diluted loss per share	$(6,879)	$(1,165)
Denominator:
Weighted average number of common shares outstanding -basic and diluted	272,664,468	111,140,464

Loss per share – basic and diluted	$(0.03)	$(0.01)

Weighted average number of shares for the year ended December 31, 2018 excludes 2,325,001 options (December 31, 2017 – 2,600,001) and 24,317,700 warrants (December 31, 2017 – 24,317,700) that were antidilutive.

14.	Related Party Transactions

Except as noted elsewhere in these consolidated financial statements, related party transactions are disclosed as follows:

(i)	Compensation of Key Management Personnel, Transactions with Related Parties and Related Party Balances

For the year ended December 31, 2018, the Company recognized $547 (2017 –$653) salaries and fees for Officers and Directors.

As at December 31, 2018, $nil (December 31, 2017 – $38) was included in prepaid expenses and other current assets for closing fees paid to related parties.

As at December 31, 2018, $nil (December 31, 2017 – $463) for amended fees and accrued interest payable to related parties) was included in accounts payable and accrued liabilities for accrued interest payable to related parties.

(ii)	Note Payable

On November 18, 2016, the Company entered into a loan with the Clay Group for $31,000 (the “November 2016 Loan”), due on May 21, 2019 with an annual interest rate of 8%, payable quarterly. In connection with the November 2016 Loan the Company issued 8,000,000 common share purchase warrants exercisable for a period of five years expiring November 21, 2021. See Note 8.

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

On December 27, 2018, the Company and the Clay Group agreed to amend the November 2017 Loan, extending the due date of $1,000 of principal as well as interest from the original due date of January 1, 2019 to February 1, 2019. An extension fee of $125 was added to the principal amount owing under the November 2017 Loan. This amendment was accounted for as a debt modification. Subsequent to December 31, 2018, the due date was extended to February 8, 2019 and then subsequently extended until completion of the binding share purchase agreement (Note 18),

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Months Ended December 31, 2018 and 2017

(amounts expressed in thousands of US dollars, except share amounts)

14.	Related Party Transactions (continued)

The following table summarizes activity on the notes payable:

	December 31, 2018	December 31, 2017
Balance, beginning of the year	$30,099	$26,347
Interest payable transferred to principal balance	-	2,212
Accretion of discount on loans	2,040	1,940
Capitalized financing and legal fees	(125)	(400)
Extension fee added to principal	125	-
Accretion of capitalized financing and legal fees	262	-
Repayment of loans and interest	(7,711)	-
Balance, end of the year	$24,690	$30,099

Current portion	$24,690	$7,712
Non-current portion	$-	$22,387

(iii)	Amortization of Discounts and Interest Expense

The following table summarizes the amortization of discount and interest on loans:

	Year Ended December 31,	Year Ended December 31,
	2018	2017
Accretion of the November 2017 Loan discount	$2,040	$1,940
Accretion of capitalized financing and legal fees	262	-
Interest expense related to the November 2017 Loan	2,820	2,580
Closing and commitment fees related to the 2017 Credit Facility	40	90
Interest expense related to Komatsu financial loans (1)	763	607
Accretion of discount and interest on loan	$5,925	$5,217

(1)	Komatsu is not a related party and has only been included in the above table to reconcile the total interest expense incurred for the period … to the amounts capitalized and expensed.

(iv)	Joint Venture Transaction

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

The net assets of GQM LLC as at December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017
Assets, GQM LLC	$171,334	$149,095
Liabilities, GQM LLC	(29,904)	(28,024)
Net assets, GQM LLC	$141,430	$121,071

Included in the assets above, is $4,149 (December 31, 2017 – $2,606) in cash held by GQM LLC which is directed specifically to fund capital expenditures required to continue with production and to settle GQM LLC’s obligations

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Months Ended December 31, 2018 and 2017

(amounts expressed in thousands of US dollars, except share amounts)

14.	Related Party Transactions (continued)

(iv)	Joint Venture Transaction (continued)

The liabilities of GQM LLC do not have recourse to the general credit of Golden Queen except for $349 for a mining drill loan and $4,921 in surety bond agreements.

Non-Controlling Interest

The carrying value of the non-controlling interest is adjusted for net income and loss, distributions and contributions pursuant to ASC 810-10 based on the same percentage allocation used to calculate the initial book value of temporary equity.

	Year Ended December 31,	Year Ended December 31,
	2018	2017
Net and comprehensive income (loss) in GQM LLC	$360	$(10,022)
Non-controlling interest percentage	50%	50%
Net and comprehensive income (loss) attributable to non-controlling interest	$180	$(5,010)
Net and comprehensive income (loss) attributable to permanent non-controlling interest	$108	$(3,006)
Net and comprehensive income (loss) attributable to temporary non-controlling interest	$72	$(2,004)

	Permanent Non-Controlling Interest	Temporary Non-Controlling Interest
Carrying value of non-controlling interest, December 31, 2016	$39,327	$26,220
Net and comprehensive loss for the year	(3,006)	(2,006)
Carrying value of non-controlling interest, December 31, 2017	$36,321	$24,214
Capital contribution	10,000	-
Net and comprehensive loss for the year	108	72
Carrying value of non-controlling interest, December 31, 2018	$46,429	$24,286

(v)	Credit Facilities

On May 23, 2017, GQM LLC entered into a $5,000 one-year revolving credit agreement (the “2017 Credit Facility”) in which Gauss Holdings LLC and Auvergne, LLC agreed to extend credit in the form of loans to GQM LLC. The 2017 Credit Facility commenced on July 1, 2017, bore interest at a rate of 12% per annum and was subject to a commitment fee of 1% per annum. For the year ended December 31, 2018, GQM LLC paid commitment fees of $40 (2017 – $90). The balance of the Credit Facility was $3,000 as at December 31, 2017. The Credit Facility expired on May 22, 2018 and the balance of $5 million was repaid in cash.

On October 12, 2018, GQM LLC entered into an agreement with Gauss Holdings LLC and Auvergne LLC (the “Lenders”) where by the Lenders are providing GQM LLC a revolving credit loan facility (the “2018 Credit Facility”) in the amount of $20 million. The 2018 Credit Facility bears interest at a rate of 8% per annum and in addition, is subject to a commitment fee of 1% per annum on available loan balance. As per terms of the agreement, GQM LLC accrued commitment fees of $45 for the year ended December 31, 2018. The loan matures March 31, 2020. As at December 31, 2018, GQM LLC had drawn $5,000 from the 2018 Credit Facility and accrued interest of $121. Subsequent to the period end GQM LLC drew an additional $5,000 from the 2018 Credit Facility (Note 18).

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Months Ended December 31, 2018 and 2017

(amounts expressed in thousands of US dollars, except share amounts)

14.	Related Party Transactions (continued)

(iv)	Joint Venture Transaction (continued)

In connection with the 2018 Credit Facility, the Lenders were issued 21,486 warrants (the “GQM LLC Warrants”), with each warrant entitling the holder to purchase a unit of GQM LLC for a period of five (5) years at an exercise price of $475.384 per unit. The warrants are classified as a derivative liability due to a clause in the warrant agreement that offers the warrant holders price protection. The fair value of the derivative liabilities (Note 8) related to the warrants as at December 31, 2018 was $3,314 (December 31, 2017 - $nil). The value of the warrants at inception was recognized as a deferred financing cost on the balance sheet. The derivative liability was calculated using the Black-Scholes pricing valuation model.

The GQM LLC Warrants represent a fully-diluted 7.5% interest in the equity of GQM LLC. If the GQM LLC warrants are exercised, the Company’s interest in GQM LLC will be diluted to 46.25%. The Company’s current interest in GQM LLC is 50%.

The 2018 Credit Facility is secured by a pledge of the Company’s equity interest in GQM LLC.

15.	Supplementary Disclosures of Cash Flow Information

	Year Ended December 31,	Year Ended December 31,
	2018	2017
Cash paid during the period for:
Interest on loan payable	$2,930	$607
Non-cash financing and investing activities:
Asset retirement costs charged to mineral property interests	$492	$346
Mining equipment acquired through issuance of debt	$3,113	$8,285
Mineral property expenditures included in accounts payable	$-	$117
Non-cash finders’ fee	-	59
Interest cost capitalized to mineral property interests	$-	$-
Non-cash amortization of discount and interest expense	$2,302	$1,540
Interest payable converted to principal balance	$-	$2,212

16.	Commitments and Contingencies

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

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Months Ended December 31, 2018 and 2017

(amounts expressed in thousands of US dollars, except share amounts)

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

The three levels of the fair value hierarchy are as follows:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party (see Note 8)	$76	$-	$76	$-
GQM LLC Warrants – Related Party (see Note 8)	3,314	-	3,314	-
	$3,390	$-	$3,390	$-

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party (see Note 8)	$439	$-	$439	$-
Share purchase warrants – (see Note 8)	2	-	2	-
	$441	$-	$441	$-

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

Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to US Dollar deposits held in Canadian financial institutions. As at December 31, 2018, the Company’s cash balances held in United States and Canadian financial institutions include $6,730, which are not fully insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

GOLDEN QUEEN MINING CO. LTD.

Notes to Consolidated Financial Statements

For the Years Months Ended December 31, 2018 and 2017

(amounts expressed in thousands of US dollars, except share amounts)

17.	Financial Instruments (continued)

Interest Rate Risk

The Company holds approximately its cash in bank deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash balances during the year ended December 31, 2018, a 1% decrease in interest rates would have reduced the interest income for the year ended December 31, 2018, by an immaterial amount.

Foreign Currency Exchange Risk

Certain purchases of corporate overhead items are denominated in Canadian Dollar. As a result, currency exchange fluctuations may impact the costs of operations. Specifically, the appreciation of the Canadian Dollar against the US Dollar may result in an increase in the Canadian operating expenses in US dollar terms. As at December 31, 2018, the Company maintained the majority of its cash balance in US Dollars. The Company currently does not engage in any currency hedging activities.

18.	Subsequent Events

Subsequent to December 31, 2018, GQM LLC drew an additional $5,000 from the 2018 Credit Facility.

On January 31, 2019, the Company and the Clay Group agreed to amended the November 2017 Loan, extending the due date of $1,000 of principal as well as interest from the original due date of February 1, 2019 to February 8, 2019. An extension fee of $75 was added to the principal amount owing under the November 2017 Loan.

On February 9, 2019, the Company announced that it had entered into a binding share purchase agreement with a group of purchasers including Thomas M. Clay and certain members of the Clay family and associated entities (the “Purchaser”), whereby the Purchaser will acquire 100% of the Company’s 50% ownership interest in the Soledad Mountain Project. The Company has agreed to sell 100% of the shares of its subsidiary Golden Queen Mining Holdings Inc., which owns 50% of the outstanding units of Golden Queen Mining Company, LLC. All payments of interest and principal on the November 2017 Loan are not due until completion of the purchase.