Form 10-Q
period 2019-03-31
GOLDEN QUEEN MINING CO LTD
filed 2019-05-07
CIK 1025362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

Check whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As at May 6, 2019, the registrant’s outstanding common stock consisted of 300,101,444 shares.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
NONE	OTCQX:GQMNF	NONE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Golden Queen Mining Co. Ltd.

Condensed Consolidated Interim Financial Statements

March 31, 2019

(US dollars – Unaudited)

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Balance Sheets

(amounts expressed in thousands of US dollars - Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash	$5,675	$5,725
Inventories (Note 4)	32,984	25,031
Prepaid expenses and other current assets	531	467
Total current assets	39,190	31,223
Restricted cash (Note 5)	1,008	1,005
Deferred financing cost (Note 13(v))	2,659	3,314
Property, plant, equipment and mineral interests (Note 6)	134,769	135,818
Advance minimum royalties	497	497
Inventories (Note 4)	5,279	6,913
Total Assets	$183,402	$178,770
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$8,491	$6,899
Interest payable	1,637	773
Credit facility (Note 13(v))	10,000	-
Current portion of note payable (Note 13(ii))	25,481	24,690
Current portion of loan payable (Note 7)	5,381	6,578
Derivative liabilities (Note 8)	3,540	3,390
Total current liabilities	54,530	42,330
Credit facility (Note 13(v))	-	5,000
Loan payable (Note 7)	4,810	5,622
Asset retirement obligation (Note 9)	2,966	2,497
Deferred tax liability	8,588	8,588
Total liabilities	70,894	64,037
Temporary Equity
Redeemable portion of non-controlling interest (Note 13(iv))	24,305	24,286
Shareholders’ Equity
Common shares, no par value, unlimited shares authorized (2018 - unlimited); 300,101,444 (2018 – 300,101,444) shares issued and outstanding (Note 10)	95,575	95,575
Additional paid-in capital	44,029	44,002
Deficit accumulated	(97,859)	(95,559)
Total shareholders’ equity attributable to GQM Ltd.	41,745	44,018
Non-controlling interest (Note 13(iv))	46,458	46,429
Total Shareholders’ Equity	88,203	90,447
Total Liabilities, Temporary Equity and Shareholders’ Equity	$183,402	$178,770

Going Concern (Note 2)

Commitments and Contingencies (Notes 14 and 16)

Subsequent Events (Note 17)

Approved by the Directors:

“Paul M. Blythe”	“Bryan A. Coates”
Paul M. Blythe, Director	Bryan A. Coates, Director

See Accompanying Notes to the Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Statements of Loss and Comprehensive Loss

(amounts expressed in thousands of US dollars, except shares amounts - Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2019	2018
Revenues
Metal Sales	$16,979	$9,585

Cost of Sales
Direct mining costs	(12,284)	(13,016)
Depreciation and depletion (Note 6)	(2,566)	(2,976)
Accretion expense	(52)	(42)
Income (Loss) from mine operations	2,077	(6,449)

General and administrative expenses (Note 11)	(1,832)	(1,254)
Operating income (loss)	245	(7,703)

Other income (expenses)
(Loss) gain on derivative instruments (Note 8)	(150)	138
Finance expense (Note 13(iii))	(2,420)	(1,533)
Interest income	73	35
Total other income (expenses)	(2,497)	(1,360)
Net and comprehensive loss for the period	(2,252)	(9,063)
Less: Net and comprehensive (income) loss attributable to the non-controlling interest for the period (Note 13(iv))	(48)	3,646
Net and comprehensive loss attributable to Golden Queen Mining Co Ltd. for the period	$(2,300)	$(5,417)
Loss per share – basic (Note 12)	$(0.01)	$(0.03)
Loss per share – diluted (Note 12)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding -basic	300,101,444	188,829,263
Weighted average number of common shares outstanding - diluted	300,101,444	188,829,263

See Accompanying Notes to the Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Statements of Shareholders’ Equity,

Non-controlling Interest and Redeemable Portion of Non-controlling Interest

(amounts expressed in thousands of US dollars, except shares amounts - Unaudited)

	Common shares	Amount	Additional Paid-in Capital	Deficit Accumulated	Total Shareholders’ Equity attributable to GQM Ltd	Non- controlling Interest	Total Shareholders’ Equity	Redeemable Portion of Non- controlling Interest
Balance, December 31, 2017	111,148,683	$71,126	$43,853	$(88,500)	$26,479	$36,321	$62,800	$24,214
Issuance of common shares (Note 10)	188,952,761	24,368	-	-	24,368	-	24,368	-
Capital contribution from non-controlling interest	-	-	-	-	-	10,000	10,000	-
Stock-based compensation	-	-	45	-	45	-	45	-
Net loss for the period	-	-	-	(5,417)	(5,417)	(2,188)	(7,605)	(1,458)
Balance, March 31, 2018	300,101,444	$95,494	$43,898	$(93,917)	$45,475	$44,133	$89,608	$22,756

Balance, December 31, 2018	300,101,444	$95,575	$44,002	$(95,559)	$44,018	$46,429	$90,447	$24,286
Stock-based compensation	-	-	27	-	27	-	27	-
Net loss for the period	-	-	-	(2,300)	(2,300)	29	(2,271)	19
Balance, March 31, 2019	300,101,444	$95,575	$44,029	$(97,859)	$41,745	$46,458	$88,203	$24,305

See Accompanying Notes to the Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Condensed Consolidated Interim Statements of Cash Flows

(amounts expressed in thousands of US dollars - Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2019	2018
Operating Activities
Net loss for the period	$(2,252)	$(9,063)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation and depletion	2,566	2,976
Amortization of debt discount and interest accrual	1,473	555
Accretion expense	52	42
Change in fair value of derivative liabilities (Note 8)	150	(138)
Stock based compensation	27	45
Unrealized foreign exchange gain	(3)	(43)
Changes in non-cash working capital items:
Prepaid expenses & other current assets	(64)	14
Inventory	(5,388)	(900)
Accounts payable & accrued liabilities	1,595	(1,595)
Interest payable	837	713
Cash used in operating activities	(1,007)	(7,394)
Investment activities:
Additions to property, plant, equipment and mineral interests	(2,031)	(2,071)
Cash used in investing activities	(2,031)	(2,071)
Financing activity:
Issuance of common shares (Note 10)	-	24,368
Proceeds from credit facility	5,000	-
Repayment of credit facility	-	(3,000)
Repayments of loan payable (Note 7)	(2,009)	(1,898)
Repayments of note payable and accrued interest (Note 13(ii))	-	(4,712)
Capital contribution from non-controlling interest	-	10,000
Cash generated from financing activities	2,991	24,758
Net change in cash, cash equivalents and restricted cash	(47)	15,293
Cash, cash equivalents and restricted cash, beginning balance	6,730	2,937
Cash, cash equivalents and restricted cash, ending balance	$6,683	$18,230

Supplementary Disclosure of Cash Flow Information

	Three Months Ended March 31,	Three Months Ended March 31,
	2019	2018
Cash paid during the period for:
Interest on loan and note payable	$109	$235
Non-cash financing and investing activities:
Asset retirement costs charged to mineral property interests	$417	$349
Mining equipment acquired through issuance of debt	$-	$514
Mineral property expenditures included in accounts payable	$-	$165
Extension fee added to principal balance	$75	$-
Non-cash amortization of discount and interest expense	$1,473	$555

See Accompanying Notes to the Condensed Consolidated Interim Financial Statements

GOLDEN QUEEN MINING CO. LTD.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2019 and 2018

(amounts expressed in thousands of US dollars, except share amounts - Unaudited)

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

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) applicable to going concern. The accounting policies followed in preparing these condensed consolidated interim financial statements are those used by the Company as set out in the audited consolidated financial statements for the year ended December 31, 2018 other than noted below.

Certain information and note disclosures normally included for annual consolidated financial statements prepared in accordance with US GAAP have been omitted. These unaudited condensed consolidated interim financial statements should be read together with the audited consolidated financial statements of the Company for the year ended December 31, 2018.

In the opinion of Management, all adjustments considered necessary (including reclassifications and normal recurring adjustments) to present fairly the financial position, results of operations and cash flows as at March 31, 2019 and for all periods presented, have been included in these unaudited condensed consolidated interim financial statements. The interim results are not necessarily indicative of results for the full year ending December 31, 2019, or future operating periods.

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

Under the terms of the Note Payable, the Company was originally required to pay the following amounts to the Clay Group on the following dates: $1.7 million of interest and principal on January 1, 2019, $3.9 million of interest and principal on April 1, 2019 and $21.7 million of interest and principal on May 21, 2019. On December 27, 2018, the Company and the Clay Group agreed to postpone the January 1, 2019 payment of $1.7 million of interest and principal until February 1, 2019 for a restructuring fee of $125. On January 31, 2019, the Company and the Clay Group agreed to an additional extension to February 8, 2019 for a restructuring fee of $75. On February 9, 2019, the parties agreed to defer the payments of all principal and interest mentioned above until completion of a proposed transaction involving the sale of our 50% ownership in Soledad Mountain (see Note 16).

As at March 31, 2019, the Company had a working capital deficit of $15.3 million and during the three months ended March 31, 2019, the cash used in operating activities was $1.0 million. The Company is currently unable to repay the interest and principal payments due on the November 2017 Loan. The Company relies on cash distributions from GQM LLC to service its debt and such distributions are contingent on GQM LLC’s ability to generate positive cash flows. The Company reviewed the 2019 budget and Life of Mine Plan and the results for the three months ended March 31, 2019 and has determined it is unlikely it will receive sufficient distributions from GQM LLC to service its debt in early 2019. This situation raises substantial doubt about the Company’s ability to continue as a going concern. Consequently, since the third quarter of 2018, the Company had pursued discussions with the Clay Group to restructure the reimbursement of the debt payments. The discussions terminated with the February 9, 2019 proposed transaction (see Note 16).

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

GOLDEN QUEEN MINING CO. LTD.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2019 and 2018

(amounts expressed in thousands of US dollars, except share amounts - Unaudited)

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

New Accounting Pronouncements

Adopted

(i)	February 2016, FASB issued ASC 842 that requires lessees to recognize lease assets and corresponding lease liabilities on the balance sheet for all leases with terms of more than 12 months. The update, which supersedes existing lease guidance, will continue to classify leases as either finance or operating, with the classification determining the pattern of expense recognition in the income statement.

The ASU was effective for annual and interim periods beginning January 1, 2019 and is applicable on a modified retrospective basis. The Company adopted the guidance effective January 1, 2019 and has applied the guidance on a modified retrospective basis. There was an immaterial impact on the financial statements from adoption of this guidance.

Not Yet Adopted

None

4.	Inventories

Inventories consist primarily of production from the Company’s operation, in varying stages of the production process and supplies and spare parts, all of which are presented at the lower of cost or net realizable value. Inventories of the Company are comprised of:

	March 31, 2019	December 31, 2018
Stockpile inventory	$10,353	$6,913
In-process inventory	24,149	21,607
Dore inventory	892	761
Supplies and spare parts	2,869	2,663
	$38,263	$31,944

Current portion	$32,984	$25,031
Non-current portion	$5,279	$6,913

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

GOLDEN QUEEN MINING CO. LTD.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2019 and 2018

(amounts expressed in thousands of US dollars, except share amounts - Unaudited)

5.	Restricted Cash

The Company’s restricted cash consists of the following:

	March 31, 2019	December 31, 2018
Certificate of Deposit	$1,008	$1,005

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

	Land	Mineral property interest and claims	Mine development	Machinery and equipment	Buildings and infrastructure	Construction in progress	Interest capitalized	Total
Cost
At December 31, 2017	$3,969	$5,280	$50,773	$70,066	$28,397	$54	$5,886	$164,425
Additions	173	5	492	-	-	6,902	-	7,572
Transfers	(5)	550	711	5,375	48	(6,679)	-	-
Disposals	-	-	-	(213)	-	-	-	(213)
At December 31, 2018	$4,137	$5,835	$51,976	$75,228	$28,445	$277	$5,886	$171,784
Additions	132	-	416	89	-	1,862	-	2,499
Disposals	-	-	-	-	(50)	-	-	(50)
At March 31, 2019	$4,269	$5,835	$52,392	$75,317	$28,395	$2,139	$5,886	$174,233

Accumulated depreciation and depletion
At December 31, 2017	$-	$328	$3,415	$13,353	$5,010	$-	$471	$22,577
Additions	-	278	2,682	7,789	2,357	-	430	13,536
Disposals	-	-	-	(147)	-	-	-	(147)
At December 31, 2018	$-	$606	$6,097	$20,995	$7,367	$-	$901	$35,966
Additions	-	55	772	1,981	582	-	108	3,498
At March 31, 2019	$-	$661	$6,869	$22,976	$7,949	$-	$1,009	$39,464

Carrying values
At December 31, 2018	$4,137	$5,229	$45,879	$54,233	$21,078	$277	$4,985	$135,818
At March 31, 2019	$4,269	$5,174	$45,523	$52,341	$20,446	$2,139	$4,877	$134,769

GOLDEN QUEEN MINING CO. LTD.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2019 and 2018

(amounts expressed in thousands of US dollars, except share amounts - Unaudited)

7.	Loan Payable

As at March 31, 2019 and December 31, 2018, equipment financing balances are as follows:

	March 31, 2019	December 31, 2018
Balance, beginning of the period	$12,200	$17,243
Additions	-	3,751
Principal repayments	(2,009)	(8,156
Down payments and taxes	-	(638)
Balance, end of the period	$10,191	$12,200

Current portion	$5,381	$6,578
Non-current portion	$4,810	$5,622

The terms of the equipment financing agreements are as follows:

	March 31, 2019	December 31, 2018
Total acquisition costs	$39,443	$39,443
Interest rates	0.00% ~ 4.50%	0.00% ~ 4.50%
Monthly payments	$5 ~ 74	$5 ~ 74
Average remaining life (years)	1.27	1.27

For the three months ended March 31, 2019, the Company made total down payments of $nil (December 31, 2018 – $638). The down payments consisted of the sales tax on the assets and a 10% payment of the pre-tax purchase price. All of the loan agreements are for a term of four years, except two which are for three years, and are secured by the underlying asset.

The following table outlines the principal payments to be made for each of the remaining years:

Years	Principal Payments
2019	$4,220
2020	3,204
2021	2,184
2022	583
Total	$10,191

8.	Derivative Liabilities

Share Purchase Warrants

The Company has 10,000,000 share purchase warrants outstanding exercisable at $0.7831 per share and 8,000,000 share purchase warrants outstanding exercisable at $0.665 per share (the “Clay Group share purchase warrants”). The Company has an additional 6,317,700 share purchase warrants outstanding with an exercise price of C$2.00 per share. The share purchase warrants meet the definition of a derivative liability instrument as the exercise price is not a fixed price as described above. Therefore, the settlement feature does not meet the “fixed-for-fixed” criteria outlined in ASC 815-40-15.

The fair value of the derivative liabilities related to the share purchase warrants as at March 31, 2019 was $63 (December 31, 2018 – $76). The derivative liabilities were calculated using the Black-Scholes pricing valuation model with the following weighted average assumptions:

GOLDEN QUEEN MINING CO. LTD.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2019 and 2018

(amounts expressed in thousands of US dollars, except share amounts - Unaudited)

8.	Derivative Liabilities (continued)

Warrants derivative liabilities	March 31, 2019	December 31, 2018
Risk-free interest rate	1.37%	1.37%
Expected life of derivative liability	1.44 years	1.69 years
Expected volatility	173.18%	93.96%
Dividend rate	0.00%	0.00%

GQM LLC Warrants (Note 13(v))

In connection with the 2018 Credit Facility (Note 14(v)), GQM LLC issued 21,486 warrants (the “GQM LLC Warrants”), with each warrant entitling the holder to purchase a unit of GQM LLC for a period of five (5) years at an exercise price of $475.384 per unit. The warrants are classified as a derivative liability due to a clause in the warrant agreement that offers the warrant holders price protection. The fair value of the derivative liabilities related to the warrants as at March 31, 2019 was $3,477 (December 31, 2018 - $3,314). The derivative liability was calculated using the Black-Scholes pricing valuation model.

GQM LLC Warrants derivative liability	March 31, 2019	December 31, 2018
Risk-free interest rate	2.23%	2.65%
Expected life of derivative liability	4.75 years	4.89 years
Expected volatility	20.00%	20.00%
Dividend rate	0.00%	0.00%

The change in the derivative liabilities is as follows:

	March 31, 2019	December 31, 2018
Balance, beginning of the period	$3,390	$441
GQM LLC Warrants (Note 13(v))	-	3,314
Change in fair value	150	(365)
Balance, end of the period	$3,540	$3,390

9.	Asset Retirement Obligations

Reclamation Financial Assurance

GQM LLC is required to provide the Bureau of Land Management, the State Office of Mine Reclamation and Kern County with a revised reclamation cost estimate annually.  The financial assurance is adjusted once the cost estimate is approved.

This estimate, once approved by state and county authorities, forms the basis of reclamation financial assurance. The reclamation assurance provided as at March 31, 2019 was $1,749 (December 31, 2018 – $1,749).

GQM LLC is also required to provide financial assurance with the Lahontan Regional Water Quality Control Board (the “Regional Board”) for closure and reclamation costs related to the lined impoundments, which are defined as the Stage 1 and Stage 2 heap leach pads, the overflow pond, and the solution collection channel. The reclamation financial assurance estimate as at March 31, 2019 was $2,450 (December 31, 2018 – $2,450).

In addition to the above, GQM LLC is required to obtain and maintain financial assurance for initiating and completing corrective action and remediation of a reasonably foreseeable release from the Project’s waste management units as required by the Regional Board. The reclamation financial assurance estimate as at March 31, 2019 is $320 (December 31, 2018 – $278).

As at March 31, 2019 GQM LLC had entered into $5,507 (December 31, 2018 – $4,921) in surety bond agreements in order to release its reclamation deposits and a bond for power of $443 (December 31, 2018 - $443). GQM LLC pays a yearly premium of $100 (2018 – $100). Golden Queen Ltd. has provided a corporate guarantee on the surety bonds. In addition, a certificate of deposit for $1,000 was posted as collateral to reclamation bonding in 2018.

GOLDEN QUEEN MINING CO. LTD.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2019 and 2018

(amounts expressed in thousands of US dollars, except share amounts - Unaudited)

9.	Asset Retirement Obligations (continued)

Asset Retirement Obligation

The total asset retirement obligation as at March 31, 2019 was $2,966 (December 31, 2018 – $2,497).

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and remediate its property based on its activities to date. As at March 31, 2019, the Company estimates the cash outflow related to these reclamation activities will be incurred in 2029. Reclamation provisions are measured at the expected value of future cash flows discounted to their present value using a discount rate based on a credit adjusted risk-free interest rate of 7.9% and an inflation rate of 2.4%.

The following is a summary of asset retirement obligations:

	March 31, 2019	December 31, 2018
Balance, beginning of the period	$2,497	$1,838
Accretion	52	167
Changes in cash flow estimates	417	492
Balance, end of the period	$2,966	$2,497

10.	Share Capital

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

The following is a summary of stock option activity during the three months ended March 31, 2019 and the year ended December 31, 2018:

	Shares	Weighted Average Exercise Price per Share
Options outstanding, December 31, 2017	2,600,001	$0.54
Options forfeited	(75,000)	$0.29
Options expired	(200,000)	$1.48
Options outstanding, March 31, 2019 and December 31, 2018	2,325,001	$0.46

During the three months ended March 31, 2019, the Company recognized $27 (2018 - $45) in stock-based compensation relating to the vesting of employee stock options.

GOLDEN QUEEN MINING CO. LTD.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2019 and 2018

(amounts expressed in thousands of US dollars, except share amounts - Unaudited)

10.	Share Capital (continued)

Stock options (continued)

The following table summarizes information about stock options outstanding and exercisable as at March 31, 2019:

Expiry Date	Number Outstanding	Number Exercisable	Remaining Contractual Life (years)	Exercise Price
September 8, 2020	430,000	430,000	1.44	$0.58
November 30, 2021	365,000	243,332	2.67	$0.66
March 20, 2022	400,002	266,668	2.97	$0.65
October 20, 2022	1,129,999	376,666	3.56	$0.29
	2,325,001	1,316,666	2.91

As at March 31, 2019, the aggregate intrinsic value of the outstanding exercisable options was $nil (December 31, 2018 – $nil).

Warrants

As at March 31, 2019, 24,317,700 warrants were outstanding (December 31, 2018 – 24,317,700).

The following table summarizes information about share purchase warrants outstanding as at March 31, 2019:

Expiry Date	Number Outstanding	Remaining Contractual Life (years)	Exercise Price
June 8, 2020	10,000,000	1.19		$0.7831
July 25, 2019 (1)	6,317,700	0.32	C$	2.0000
November 18, 2021	8,000,000	2.64		$0.6650
	24,317,700	1.44
(1)	Non-tradable share purchase warrants.

In addition, as at March 31, 2019, the Company had 21,486 GQM LLC Warrants (Note 13(v)) outstanding, with each warrant entitling the holder to purchase a unit of GQM LLC for a period of five (5) years at an exercise price of $475.384 per unit.

11.	General and Administrative Expenses

General and administrative expenses are incurred to support the administration of the business that are not directly related to production. Significant components of general and administrative expenses are comprised of the following:

	Three Months Ended March 31,	Three Months Ended March 31,
	2019	2018
Audit, legal and professional fees	$103	$240
Salaries and benefits and director fees	799	503
Regulatory fees and licenses	25	79
Insurance	171	139
Corporate administration	268	293
Transaction costs (Note 16)	466	-
	$1,832	$1,254

GOLDEN QUEEN MINING CO. LTD.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2019 and 2018

(amounts expressed in thousands of US dollars, except share amounts - Unaudited)

12.	Loss Per Share

	Three Months Ended March 31,	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss attributable to the shareholders of the Company - numerator for basic and diluted loss per share	$(2,300)	$(5,417)
Denominator:
Weighted average number of common shares outstanding -basic and diluted	300,101,444	188,829,263

Loss per share – basic and diluted	$(0.01)	$(0.03)

Weighted average number of shares for the three months ended March 31, 2019 excludes 2,325,001 options (December 31, 2018 – 2,325,001) and 24,317,700 warrants (December 31, 2018 – 24,317,700) that were antidilutive.

13.	Related Party Transactions

Except as noted elsewhere in these consolidated financial statements, related party transactions are disclosed as follows:

(i)	Compensation of Key Management Personnel, Transactions with Related Parties and Related Party Balances

For the three months ended March 31, 2019, the Company recognized $361 (2018 –$195) salaries and fees for Officers and Directors.

(ii)	Note Payable

As at December 31, 2018, The Company had a loan with the Clay Group with a principal balance of $25,625 (the “Clay Group Loan”). The Clay Group Loan had principal and accrued interest due as follows: $1.7 million of principal and accrued interest on January 1, 2019; $3.9 million of principal and accrued interest on April 1, 2019; and the balance due on May 21, 2019. On December 27, 2018, the Company and the Clay Group agreed to amend the Clay Group Loan, extending the due date of $1.7 million of principal as well as interest from the original due date of January 1, 2019 to February 1, 2019. An extension fee of $125 was added to the principal amount owing. On February 1, 2019, the due date was extended to February 8, 2019 for an extension fee of $75 that was added to the principal amount owing. On February 8, 2019, the due dates of principal and interest on the Clay Group Loan were extended until completion of the proposed transaction (Note 16). The amendments were accounted for as debt modifications.

The following table summarizes activity on the notes payable:

	March 31, 2019	December 31, 2018
Balance, beginning of the year	$24,690	$30,099
Accretion of discount on loans	526	2,040
Capitalized financing, extension and legal fees	(75)	(125)
Extension fee added to principal	75	125
Accretion of capitalized financing, extension and legal fees	265	262
Repayment of loans and interest	-	(7,711
Balance, end of the year	$25,481	$24,690

Current portion	$25,481	$24,690
Non-current portion	$-	$-

GOLDEN QUEEN MINING CO. LTD.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2019 and 2018

(amounts expressed in thousands of US dollars, except share amounts - Unaudited)

13.	Related Party Transactions (continued)

(iii)	Amortization of Discounts and Interest Expense

The following table summarizes the amortization of discount and interest on loans:

	Three Months Ended March 31,	Three Months Ended March 31,
	2019	2018
Accretion of the Clay Group Loan discount	$526	$490
Accretion of capitalized financing and legal fees	265	65
Amortization of deferred financing fees	655	-
Interest expense related to the Clay Group Loan	658	713
Interest expense related to the 2018 Credit Facility	180	-
Closing and commitment fees related to credit facilities	27	30
Interest expense related to Komatsu financial loans (1)	109	235
Accretion of discount and interest on loan	$2,420	$1,533

(1)	Komatsu is not a related party and has only been included in the above table to reconcile the total interest expense incurred for the period … to the amounts capitalized and expensed.

(iv)	Joint Venture Transaction

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

If a member becomes less than a 20% interest holder, its remaining interest will (ultimately) be terminated through one of 3 events at the non-diluted member’s option:

a.	Through conversion to a net smelter royalty (“NSR”);
b.	Through a buy-out (at fair value) by the non-diluted member; or
c.	Through a sale process by which the diluted member’s interest is sold.

The net assets of GQM LLC as at December 31, 2018 and 2017 are as follows:

	March 31, 2019	December 31, 2018
Assets, GQM LLC	$176,635	$171,334
Liabilities, GQM LLC	(24,782)	(29,904)
Net assets, GQM LLC	$151,853	$141,430

Included in the assets above, is $4,713 (December 31, 2018 – $4,149) in cash held by GQM LLC which is directed specifically to fund capital expenditures required to continue with production and to settle GQM LLC’s obligations.

The liabilities of GQM LLC do not have recourse to the general credit of Golden Queen except for $349 for a mining drill loan and $5,507 in surety bond agreements.

GOLDEN QUEEN MINING CO. LTD.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2019 and 2018

(amounts expressed in thousands of US dollars, except share amounts - Unaudited)

13.	Related Party Transactions (continued)

(iv)	Joint Venture Transaction (continued)

Non-Controlling Interest

The carrying value of the non-controlling interest is adjusted for net income and loss, distributions and contributions pursuant to ASC 810-10 based on the same percentage allocation used to calculate the initial book value of temporary equity.

	Three Months Ended March 31,	Three Months Ended March 31,
	2019	2018
Net and comprehensive income (loss) in GQM LLC	$95	$(7,294)
Non-controlling interest percentage	50%	50%
Net and comprehensive income (loss) attributable to non-controlling interest	$48	$(3,646)
Net and comprehensive income (loss) attributable to permanent non-controlling interest	$29	$(2,188)
Net and comprehensive income (loss) attributable to temporary non-controlling interest	$19	$(1,458)

	Permanent Non-Controlling Interest	Temporary Non-Controlling Interest
Carrying value of non-controlling interest, December 31, 2017	$36,321	$24,214
Capital contribution	10,000	-
Net and comprehensive income for the year	108	72
Carrying value of non-controlling interest, December 31, 2018	$46,429	$24,286
Net and comprehensive income for the period	29	19
Carrying value of non-controlling interest, March 31, 2019	$46,458	$24,305

(v)	Credit Facility

On October 12, 2018, GQM LLC entered into an agreement with Gauss Holdings LLC and Auvergne LLC (the “Lenders”) whereby the Lenders are providing GQM LLC a revolving credit loan facility (the “2018 Credit Facility”) in the amount of $20 million. The 2018 Credit Facility bears interest at a rate of 8% per annum and in addition, is subject to a commitment fee of 1% per annum on available loan balance. As per terms of the agreement, GQM LLC accrued commitment fees of $45 for the year ended December 31, 2018. The loan matures March 31, 2020. As at March 31, 2019, GQM LLC had drawn $10,000 (December 31, 2018 - $5,000) from the 2018 Credit Facility and accrued interest of $327 (December 31, 2018 - $121). Subsequent to the period end GQM LLC drew an additional $5,000 from the 2018 Credit Facility (Note 17).

In connection with the 2018 Credit Facility, the Lenders were issued 21,486 warrants (the “GQM LLC Warrants”), with each warrant entitling the holder to purchase a unit of GQM LLC for a period of five (5) years at an exercise price of $475.384 per unit. The warrants are classified as a derivative liability due to a clause in the warrant agreement that offers the warrant holders price protection (Note 8). The fair value of GQM LLC Warrants at the issuance date of $3,314 is accounted for as a finance cost and amortized to the statement of loss over the term of the 2018 Credit Facility. During the three months ended March 31, 2019, the Company recorded amortization expense of $655.

The GQM LLC Warrants represent a fully-diluted 7.5% interest in the equity of GQM LLC. If the GQM LLC warrants are exercised, the Company’s interest in GQM LLC will be diluted to 46.25%. The Company’s current interest in GQM LLC is 50%.

The 2018 Credit Facility is secured by a pledge of the Company’s equity interest in GQM LLC.

GOLDEN QUEEN MINING CO. LTD.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2019 and 2018

(amounts expressed in thousands of US dollars, except share amounts - Unaudited)

14.	Commitments and Contingencies

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

15.	Financial Instruments

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

The three levels of the fair value hierarchy are as follows:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

	March 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party (see Note 8)	$63	$-	$63	$-
GQM LLC Warrants – Related Party (see Note 8)	3,477	-	3,477	-
	$3,540	$-	$3,540	$-

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party (see Note 8)	$76	$-	$76	$-
GQM LLC Warrants – Related Party (see Note 8)	3,314	-	3,314	-
	$3,390	$-	$3,390	$-

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value measurement of the financial instruments above use observable inputs in option price models such as the binomial and the Black-Scholes valuation models.

GOLDEN QUEEN MINING CO. LTD.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2019 and 2018

(amounts expressed in thousands of US dollars, except share amounts - Unaudited)

15.	Financial Instruments (continued)

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

Certain United States and Canadian bank accounts held by the Company exceed these federally insured limits or are uninsured as they relate to US Dollar deposits held in Canadian financial institutions. As at March 31, 2019, the Company’s cash balances held in United States and Canadian financial institutions include $4,713, which are not fully insured by the FDIC or CDIC. The Company has not experienced any losses on such accounts and management believes that using major financial institutions with high credit ratings mitigates the credit risk in cash.

Interest Rate Risk

The Company holds approximately its cash in bank deposit accounts with major financial institutions. The interest rates received on these balances may fluctuate with changes in economic conditions. Based on the average cash balances during the three months ended March 31, 2019, a 1% decrease in interest rates would have reduced the interest income for the three months ended March 31, 2019, by an immaterial amount.

Foreign Currency Exchange Risk

Certain purchases of corporate overhead items are denominated in Canadian Dollar. As a result, currency exchange fluctuations may impact the costs of operations. Specifically, the appreciation of the Canadian Dollar against the US Dollar may result in an increase in the Canadian operating expenses in US dollar terms. As at March 31, 2019, the Company maintained the majority of its cash balance in US Dollars. The Company currently does not engage in any currency hedging activities.

16. Proposed Transaction

On February 9, 2019, the Company announced that it had entered into a binding share purchase agreement with a group of purchasers including Thomas M. Clay and certain members of the Clay family and associated entities (the “Purchaser”), whereby the Purchaser will acquire 100% of the Company’s 50% ownership interest in the Soledad Mountain Project (the “Transaction”).

The consideration from the Purchasers is comprised of (1) $4.25 million in cash; (2) the extinguishment of all amounts owing to the Purchasers by the Company under Clay Group Loan (Note 13(ii)); and (3) the cancellation of all of the Purchasers’ ownership interest in the Company (consisting of 177,701,229 Shares, 457,500 options and 18,000,000 share purchase warrants). In addition, the Purchasers may pay a contingent payment to the Company if the Soledad Mountain Project is subsequently sold or transferred to a third party in certain circumstances. The Company incurred $466 of costs relating to the Transaction during the three months ended March 31, 2019.

The transaction is subject to the approval of the shareholders of the Company. The shareholders will vote on the transaction at the Annual General and Special meeting to be held on May 13, 2019.

All payments of interest and principal on the Clay Group Loan (Note 13(ii)) are not due until completion of the proposed Transaction. If the shareholders vote against the Transaction, then the Clay Group Loan principal and accrued interest will be due immediately. Under this scenario, should the Company be unable to negotiate an extension to the Clay Group Loan, the independent directors and management will have no alternative but to pursue a reorganization or, at worst, bankruptcy, where the likely outcome for shareholders is the total loss of equity value.

GOLDEN QUEEN MINING CO. LTD.

Notes to the Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2019 and 2018

(amounts expressed in thousands of US dollars, except share amounts - Unaudited)

17.	Subsequent Events

Subsequent to March 31, 2019, GQM LLC drew an additional $5,000 from the 2018 Credit Facility (Note 13(v)).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of the operating results and financial condition of Golden Queen Mining Co. Ltd. (“Golden Queen”, “GQM Ltd.”, “Company”, “we”, “our” or “us”) is as at May 6, 2019 and should be read in conjunction with the unaudited condensed consolidated interim financial statements of the Company for the three months ended March 31, 2019 and the notes thereto.

The financial information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is derived from the audited consolidated financial statements and the unaudited condensed consolidated interim financial statements of the Company which have been prepared in accordance with US generally accepted accounting principles (“US GAAP”), where appropriate as applicable to interim financial reporting. All amounts herein are presented in thousands of US dollars, except per share amounts, or unless otherwise noted.

Cautionary Note Regarding Forward-looking Statements

This Form 10-Q contains certain forward-looking statements, which relate to the intent, belief and current expectations of the Company’s management, as well as assumptions and parameters used in the feasibility study referenced in this report. These forward-looking statements are based upon numerous assumptions that involve risks and uncertainties and other factors that may cause actual results to differ materially from those indicated by such forward-looking statements. Such factors include among other things the Company’s future prospects if the Transaction is not approved, the receipt and compliance with the terms of required approvals and permits, results of operations and commodity prices. In addition, projected mining results, including quantity of ore, grade, production rates, operating costs and recovery rates, are subject to numerous risks normally associated with mining activity of the nature described in this report and in the feasibility study, and as a result actual results may differ substantially from projected results. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date the statements were made.

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

Recent Developments

The Transaction

Pursuant to a share purchase agreement dated February 7, 2019, the Company agreed to sell 100% of the shares of its subsidiary Golden Queen Mining Holdings Inc. (the “Transaction”), which currently owns 50% of the outstanding units of Golden Queen Mining, LLC, to a group of purchasers including Thomas M. Clay and certain members of the Clay family and associated entities (collectively, the “Purchasers”). Golden Queen Mining, LLC owns and operates the Soledad Mountain Project located in Kern County, California.

The consideration from the Purchasers is comprised of (i) US$4.25 million in cash; (ii) the extinguishment of all amounts owing to the Purchasers by the Company under a loan agreement (US$27.0 million as of March 31, 2019); and (iii) the cancellation of all of the Purchasers’ ownership interest in the Company (consisting of 177,701,229 Shares, 457,500 options and 18,000,000 share purchase warrants). In addition, the Purchasers may pay a contingent payment to the Company if the Soledad Mountain Project is subsequently sold or transferred to a third party in certain circumstances.

The consideration offered by the Purchasers totals approximately US$37.2 million (excluding the contingent payment), based on the volume-weighted average price of the Company’s Shares on the OTCQX Best Market for the 20 trading days ended February 7, 2019, and including the principal and accrued interest payable to the Purchasers pursuant to the loans to be extinguished.

The Company is currently unable to repay the interest and principal payments due on the Clay Group Loan, which will be extinguished upon completion of the proposed Transaction. If the shareholders do not approve the Transaction, then the Clay Group Loan principal and accrued interest will be due immediately. Under this scenario, should the Company be unable to negotiate an extension to the Clay Group Loan, the Company will have no alternative but to pursue a reorganization or, at worst, bankruptcy, where the likely outcome for shareholders is the total loss of equity value.

Golden Queen Mining Co. Ltd. has been looking for alternatives to refinance and/or reschedule its debt without success and now faces a significant insolvency risk. The proposed transaction has many benefits, including the elimination of this risk. Proxy Advisors, Glass Lewis and Institutional Shareholder Services have both recommended shareholders vote for the transaction.

On May 13, 2019, the Company will hold an Annual General and Special Meeting of Shareholders to vote on the Transaction. Refer to the proxy statement and management information circular dated April 10, 2019 for additional information.

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

First Quarter Highlights

●	Total of 5.4 million tons of ore and waste were mined including 989 kilotons of ore;
●	Plant processed a total of 853 kilotons of ore at an average grade of 0.022 ounces per ton; and
●	12,032 ounces of gold and 95,615 ounces of silver were produced.

Project Update

In the first quarter of 2019, the Company continued stripping the East Pit phase 2. Total material mined was up slightly from the previous quarter, while processed ore and gold production were at similar levels. Since the first quarter of 2018, almost all of the Mine’s production was sourced from the East Pit. Mining results from the East Pit have shown positive reconciliation for both tons and grade with the mine plan. Operations during the first quarter of 2019 showed stabilization in gold ounces loaded on the pad after the decline in the fourth quarter of 2018 (Figure #1). The peak production shown for the third quarter 2018 was the result of higher productivity in the crushing/stacking process and monthly average grade as high as 0.028 oz/ton.

Mechanical availability remained below plan in the first quarter of 2019, although downtime included time required for the installation of a larger secondary crusher and two major conveyer belts. The monthly tonnage on pad progressed during the quarter, but lower grade mitigated the total recoverable ounces on leach pad.

Figure #1:

Leaching performance resulted in total apparent gold recovery to March 31, 2019 of 67.4%. The quarterly reduction in apparent gold recovery during the first quarter of 2019 was caused in part by limits on the amount of leach solution that can be placed on the leach pad, as a result of pad geometry. Management has designed a potential solution that will be implemented when all permits are obtained. In addition, East Pit ore has exhibited slower leach dynamics than previously processed ore. The final recovery is expected to remain unchanged, although a longer leach time will be required.

During the quarter, Management prepared a new draft of the life of mine plan. While it has the potential to extend mine life, the cost structure has been reset at a higher level. The Company is considering applying for an addendum to the major permit to allow more flexibility for gold and silver mining as well as aggregate operations on Soledad.

For the three months ended March 31, 2019, the Company recorded aggregate sales of $9K. The Company will not include the sale of aggregate in cash flow projections until such time as a long-term contract for the sale of products has been secured.

There were 242 employees on site at the end of the first quarter 2019.

Results of Operations

The following are the results of operations for the three months ended March 31, 2019 and 2018:

		Three months ended:
		March 31,	March 31,
		2019	2018
Mining - Key Metrics
Ore mined	k ton	989	1,135
Waste mined: ore mined ratio	ore mined ratio	4.4:1	2.3:1
Gold grade placed	oz/ton	0.022	0.019
Silver grade placed	oz/ton	0.365	0.313
Gold sold	oz	11,919	6,529
Silver sold	oz	92,668	53,612
Apparent cumulative recovery - gold (1)%		67.4%	71.5%
Apparent cumulative recovery - silver (1)%		29.3%	27.1%

Financial (1)
Revenue		$16,979	9,585
Income (loss) from mine operations		$2,077	(6,449)
General and administrative expenses		$(1,832)	(1,254)
Total other expenses		$(2,497)	(1,360)
Net and comprehensive loss		$(2,252)	(9,063)
Net and comprehensive loss attributable to GQM Ltd.		$(2,300)	(5,417)
Average realized gold price (1)	$/oz sold	1,302	1,330
Average realized silver price (1)	$/oz sold	15.61	16.70
Total cash costs - net of by-product credits (1)	$/Au oz produced	985	1,954
All-in sustaining costs - net of by-product credits (1)	$/Au oz produced	1,226	2,406
Total cash costs (1)	$/t placed	21.55	18.06
Off-site costs (1)	$/t placed	0.63	0.61

(1)	total cash costs, all-in sustaining costs, apparent cumulative recovery, off-site costs, average realized gold price and average realized silver price are financial performance measures with no standard meaning under US GAAP. Refer to “Non-US GAAP Financial Performance Measures” for further information.

Financial Results

For the three months ended March 31, 2019, the Company generated revenues from operations of $16,979 from the sale of 11,919 ounces of gold and 92,668 ounces of silver compared to revenues of $9,585 from the sale of 6,529 ounces of gold and 53,612 ounces of silver during the comparable period in 2018, an increase in revenue of $7,394.

The increase in revenue in the first quarter of 2019 compared to the same quarter in 2018 is explained by the poor performance in the first quarter of 2018; as the mine was slowly pulling out of a period of very low ore grade placed on the leach pad.

The costs, excluding depreciation and depletion, applicable to sales incurred during the three months ended March 31, 2019 were $12.2 million (three months ended March 31, 2018 - $13.0 million). The cost of sales, excluding depreciation and depletion, in the current quarter were relatively consistent with the comparable prior quarter. The unit costs per ton placed has increased by 19.3% over the comparable quarter due mainly to the higher stripping ratio.

Depreciation and depletion expenses during the three months ended March 31, 2019 were $2,566 compared to $2,976 for the same period in 2018, a decrease of $410. The decrease in 2019 compared to 2018 was due to depreciation and depletion being allocated to stockpile inventory.

General and administrative expenses for the three months ended March 31, 2019 were $1,832 compared to $1,254 for the three months ended March 31, 2018, an increase of $578. The increase in 2019 compared to 2018 was mainly a result of transaction costs of $466 relating to a proposed transaction as well as an increase in salaries and benefits and directors’ fees from $503 in 2018 to $799 in 2019 as a result of increased compensation to key management.

For the three months ended March 31, 2019, the Company incurred finance expenses of $2,420 compared to $1,533 for the three months ended March 31, 2018, an increase of $887. The increase in finance expenses was mainly due to the amortization of deferred financing fees relating to LLC warrants and interest expense on the LLC line of credit.

For the three months ended March 31, 2019, the Company recorded a gain on derivative instruments of $150 compared to a loss on derivative instruments of $138 for the three months ended March 31, 2018. The gain in 2019 was due to a decrease in the Company’s share price and remaining life of derivatives whereas the loss in 2018 was due to an increase in the Company’s share price.

Summary of Quarterly Results

Results for the eight most recent quarters are set out in the table below:

	Results for the quarter ended:
	31-Mar-19	31-Dec-18	30-Sep-18	30-Jun-18
Revenue	$16,979	$17,478	$16,855	$14,485
Net and comprehensive income (loss)	$(2,252)	$4,937	$(3,357)	$604
Net and comprehensive income (loss) attributable to GQM Ltd.	$(2,300)	$1,393	$(2,403)	(632)
Basic net income (loss) per share	$(0.01)	$0.01	$(0.01)	$(0.00)
Diluted net income (loss) per share	$(0.01)	$0.01	$(0.01)	$(0.00)

	Results for the quarter ended:
	31-Mar-18	31-Dec-17	30-Sep-17	30-Jun-17
Revenue	$9,585	$13,939	$16,496	$16,882
Net and comprehensive income (loss)	$(9,063)	$(1,327)	$(3,224)	$1,192
Net and comprehensive income (loss) attributable to GQM Ltd.	$(5,417)	$(2,188)	(1,889)	962
Basic net income (loss) per share	$(0.03)	$(0.02)	$(0.01)	$0.01
Diluted net income (loss) per share	$(0.03)	$(0.02)	$(0.01)	$0.01

During the three months ended March 31, 2019, net and comprehensive loss was $2,252 mainly as a result of G&A and finance expense of $4,252 which was offset by income from mine operations of $2,077.

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

During the three months ended June 30, 2018, net and comprehensive income was $604 mainly as a result of income generated from mine operations of $2,991 and inventory reallocation into stockpile inventory.

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

This estimate, once approved by state and county authorities, forms the basis of reclamation financial assurance. The reclamation assurance provided as at March 31, 2019 was $1,749 (December 31, 2018 – $1,749).

The Company is also required to provide financial assurance with the Lahontan Regional Water Quality Control Board (the “Regional Board”) for closure and reclamation costs related to the lined impoundments, which are defined as the Stage 1 and Stage 2 heap leach pads, the overflow pond, and the solution collection channel. The reclamation financial assurance estimate as at March 31, 2019 is $2,450 (December 31, 2018 – $2,450).

In addition to the above, the Company is required to obtain and maintain financial assurance for initiating and completing corrective action and remediation of a reasonably foreseeable release from the Project’s waste management units as required by the Regional Board. The reclamation financial assurance estimate as at March 31, 2019 is $320 (December 31, 2018 – $278).

As at March 31, 2019 GQM LLC had entered into $5,507 (December 31, 2018 – $4,921) in surety bond agreements in order to release its reclamation deposits and a bond for power of $443 (December 31, 2018 - $443). GQM LLC pays a yearly premium of $100 (2018 – $100). Golden Queen Ltd. has provided a corporate guarantee on the surety bonds. In addition, a certificate of deposit for $1,000 was posted as collateral to reclamation bonding in 2018.

Asset Retirement Obligation

The total asset retirement obligation as at March 31, 2019, was $2,966 (December 31, 2018 – $2,497).

The Company estimated its asset retirement obligations based on its understanding of the requirements to reclaim and remediate its property based on its activities to date. As at March 31, 2019, the Company estimates the cash outflow related to these reclamation activities will be incurred in 2029. Reclamation provisions are measured at the expected value of future cash flows discounted to their present value using a discount rate based on a credit adjusted risk-free interest rate of 7.9% and an inflation rate of 2.4%.

The following is a summary of asset retirement obligations:

	March 31, 2019	December 31, 2018
Balance, beginning of the period	$2,497	$1,838
Accretion	52	167
Changes in cash flow estimates	417	492
Balance, end of the period	$2,966	$2,497

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Transactions with Related Parties

Except as noted elsewhere in this Form 10-Q, related party transactions are disclosed as follows:

(i)	Compensation of Key Management Personnel, Transactions with Related Parties and Related Party Balances

For the three months ended March 31, 2019, the Company recognized $361 (2018 – $195) salaries and fees for Officers and Directors.

(ii)	Note Payable

As at December 31, 2018, The Company had a loan with the Clay Group with a principal balance of $25,625 (the “Clay Group Loan”). The Clay Group Loan had principal and accrued interest due as follows: $1.7 million of principal and accrued interest on January 1, 2019; $3.9 million of principal and accrued interest on April 1, 2019; and the balance due on May 21, 2019. On December 27, 2018, the Company and the Clay Group agreed to amend the Clay Group Loan, extending the due date of $1.7 million of principal as well as interest from the original due date of January 1, 2019 to February 1, 2019. An extension fee of $125 was added to the principal amount owing. On February 1, 2019, the due date was extended to February 8, 2019 for an extension fee of $75 that was added to the principal amount owing. On February 8, 2019, the due dates of principal and interest on the Clay Group Loan were extended until completion of the proposed transaction between the Clay Group and the Company. The amendments were accounted for as debt modifications.

The following table summarizes activity on the notes payable:

	March 31, 2019	December 31, 2018
Balance, beginning of the period	$24,690	$30,099
Accretion of discount on loans	526	2,040
Capitalized financing, extension and legal fees	(75)	(125)
Extension fee added to principal	75	125
Accretion of capitalized financing, extension and legal fees	265	262
Repayment of loans and interest	-	(7,711)
Balance, end of the year	$25,481	$24,690

Current portion	$25,481	$24,690
Non-current portion	$-	$-

(iii)	Amortization of Discounts and Interest Expense

The following table summarizes the amortization of discounts and interest on loan:

	Three Months Ended March 31,	Three Months Ended March 31,
	2019	2018
Accretion of the Clay Group Loan discount	$526	$490
Accretion of capitalized financing and legal fees	265	65
Amortization of deferred financing fees	655	-
Interest expense related to the Clay Group Loan	658	713
Interest expense related to the 2018 Credit Facility	180	-
Closing and commitment fees related to credit facilities	27	30
Interest expense related to Komatsu financial loans (1)	109	235
Accretion of discount and interest on loan	$2,420	$1,533
(1)	Komatsu is not a related party and has only been included in the above table to reconcile the total interest expense incurred for the period to the amounts capitalized and expensed.

(iv)	Joint Venture

The net assets of GQM LLC as at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
Assets, GQM LLC	$176,635	$171,334
Liabilities, GQM LLC	(24,782)	(29,904)
Net assets, GQM LLC	$151,853	$141,430

Included in the assets above, is $4,713 (December 31, 2018 – $4,149) in cash held by GQM LLC which is directed specifically to fund capital expenditures required to continue with production and to settle GQM LLC’s obligations. The liabilities of GQM LLC do not have recourse to the general credit of Golden Queen except for $349 for a mining drill loan and $5,507 in surety bond agreements.

(v)	Credit Facility

On October 12, 2018, GQM LLC entered into an agreement with Gauss Holdings LLC and Auvergne LLC (the “Lenders”) whereby the Lenders are providing GQM LLC a revolving credit loan facility (the “2018 Credit Facility”) in the amount of $20 million. The 2018 Credit Facility bears interest at a rate of 8% per annum and in addition, is subject to a commitment fee of 1% per annum on available loan balance. As per terms of the agreement, GQM LLC accrued commitment fees of $45 for the year ended December 31, 2018. The loan matures March 31, 2020. As at March 31, 2019, GQM LLC had drawn $10,000 (December 31, 2018 - $5,000) from the 2018 Credit Facility and accrued interest of $327 (December 31, 2018 - $121). Subsequent to the period end GQM LLC drew an additional $5,000 from the 2018 Credit Facility.

In connection with the 2018 Credit Facility, the Lenders were issued 21,486 warrants (the “GQM LLC Warrants”), with each warrant entitling the holder to purchase a unit of GQM LLC for a period of five (5) years at an exercise price of $475.384 per unit. The warrants are classified as a derivative liability due to a clause in the warrant agreement that offers the warrant holders price protection. The fair value of GQM LLC Warrants at the issuance date of $3,314 is amortized to the statement of loss over the expected life of the warrants. During the three months ended March 31, 2019, the Company recorded amortization expense of $655.

The GQM LLC Warrants represent a fully-diluted 7.5% interest in the equity of GQM LLC. If the GQM LLC warrants are exercised, the Company’s interest in GQM LLC will be diluted to 46.25%. The Company’s current interest in GQM LLC is 50%.

The 2018 Credit Facility is secured by a pledge of the Company’s equity interest in GQM LLC.

Fair Value of Financial Instruments

Fair Value Measurements

The three levels of the fair value hierarchy are as follows:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

	March 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party	$63	$-	$63	$-
GQM LLC Warrants – Related Party	3,477	-	3,477	-
	$3,540	$-	$3,540	$-

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Liabilities:
Share purchase warrants – Related Party	$76	$-	$76	$-
GQM LLC Warrants – Related Party	3,314	-	3,314	-
	$3,390	$-	$3,390	$-

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

The following table shows figures attributable to the Company only as at March 31, 2019:

	GQM LLC	GQM LLC 50% Attributable to GQM Ltd.	GQM Ltd. on a Non- Consolidated Basis *	GQM Ltd. Attributable
	100%	(1)	(2)	(1) + (2)
Cash and restricted cash	$4,713	$2,357	$1,971	$4,328
Short Term Debt	$5,708	$2,854	$26,791	$29,645
Long Term Debt	$4,810	$2,405	$-	$2,405
Working Capital	$19,785	$9,893	$(25,126)	$(15,233)

* includes GQM Holdings

The following table shows figures attributable to the Company only for the three months ended March 31, 2019:

	GQM LLC	GQM LLC 50% Attributable to GQM Ltd.	GQM Ltd. on a Non- Consolidated Basis *	GQM Ltd. Attributable
	100%	(1)	(2)	(1) + (2)
Revenue	$16,979	$8,490	$-	$8,490
Cost of sales including depreciation and depletion	$(14,742)	$(7,371)	$(108)	$(7,479)
Accretion expense	$(52)	$(26)	$-	$(26)
G&A Expenses	$(1,022)	$(511)	$(784)	$(1,295)
Share based payments	$-	$-	$(27)	$(27)
Decrease in fair value of derivative liability	$(163)	$(82)	$13	$(69)
Interest Expense	$(970)	$(485)	$(1,450)	$(1,935)
Interest Income	$66	$33	$8	$41
Net Loss	$96	$48	$(2,348)	$(2,300)

* includes GQM Holdings

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

The Company was required to pay the following amounts to the Clay Group on the following dates: $1.7 million of interest and principal on January 1, 2019, $3.9 million of interest and principal on April 1, 2019 and $21.7 million of interest and principal on May 21, 2019. On December 27, 2018, the Company and the Clay Group agreed to postpone the January 1, 2019 $1.7 million of interest and principal payment until February 1, 2019 for a restructuring fee of $125. On January 31, 2019, the Company and the Clay Group agreed to an additional extension to February 8, 2019 for an extension fee of $75. On February 9, 2019, the parties agreed to defer payments of principal and interest until completion of the proposed Transaction involving the sale of our 50% ownership in Soledad Mountain.

As at March 31, 2019, the Company had a working capital deficit of $15.3 million and during the three months ended March 31, 2019, the cash used in operating activities was $1.0 million. The Company is currently unable to repay the interest and principal payments due on the November 2017 Loan. The Company relies on cash distributions from GQM LLC to service its debt and such distributions are contingent on GQM LLC’s ability to generate positive cash flows. The Company reviewed the 2019 budget and the draft Life of Mine Plan and the results for the three months ended March 31, 2019 and has determined it is unlikely it will receive sufficient distributions from GQM LLC to service its debt in early 2019. This situation raises substantial doubt about the Company’s ability to continue as a going concern. Consequently, since the third quarter of 2018, the Company had pursued discussions with the Clay Group to restructure the reimbursement of the debt payments. The discussions terminated with the February 9, 2019 proposed Transaction.

See the “Recent Developments” section of this Form 10-Q for details of the proposed Transaction.

Cash from operating activities:

For the three months ended March 31, 2019, $1,007 of cash was used in operating activities compared to $7,394 of cash used in operating activities for the three months ended March 31, 2018. The decreased use of cash in 2019 was primarily due to increased revenue in 2019 compared to 2018.

Cash used in investing activities:

For the three months ended March 31, 2019, $2,031 of cash was used in investing activities compared to $2,071 of cash used in investing activities for the three months ended March 31, 2018. The major use of cash in 2019 was the purchase and installation of a replacement secondary cone crusher.

Cash from financing activities:

For the three months ended March 31, 2019, $2,991 of cash was generated from financing activities compared to $24,758 of cash generated from financing activities for the three months ended March 31, 2018. In the 2019 period, the company received $5,000 from a credit facility. In the 2018 period, the Company completed a rights offering raising gross proceeds of $25,036.

Working capital:

The following table shows working capital as at March 31, 2019:

	GQM LLC 100%	GQM Ltd. on a Non- Consolidated Basis *	GQM Ltd. on a Consolidated Basis **
Current assets	$37,119	$2,071	$39,190
Current liabilities	(27,333)	(27,197)	(54,530)
Working capital	$9,786	$(25,126)	$(15,340)
*	includes GQM Holdings
**	includes GQM Holdings and GQM LLC

Golden Queen and GQM Holdings

As at March 31, 2019, Golden Queen and GQM Holdings had current assets of $2,071 (December 31, 2018 – $2,693) and current liabilities of $27,197 (December 31, 2018 – $32,181) for a working capital deficit of $25,126 (December 31, 2018 – working capital deficit of $29,488). The increase in current liabilities is primarily the result of interest expense on the Clay Group Loan during the three months ended March 31, 2019.

GQM LLC

As at March 31, 2019, GQM LLC had current assets of $37,119 (December 31, 2018 – $28,591) and current liabilities of $27,333 (December 31, 2018 – $16,786) for working capital of $9,786 (December 31, 2018 – working capital deficit of $11,805). The increase in current liabilities is due to the $10,000 credit line due March 31, 2020 becoming a current liability.

Outstanding Share Data

The number of shares issued and outstanding and the fully diluted share position are set out in the table below:

Item	No. of Shares
Shares issued and outstanding as at December 31, 2018	300,101,444
Shares issued during the period up to May 6, 2019	-
Shares issued and outstanding as at May 6, 2019	300,101,444	Exercise Price	Expiry Date
Shares to be issued on exercise of directors and employees stock options	2,325,001	$0.29 to $0.66	From 09/08/20 to 10/20/22
Shares to be issued on exercise of warrants	24,317,700	$0.67 to $0.78 and CAD $2.00	From 06/08/20 to 11/18/21
Fully diluted May 6, 2019	326,744,145

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

The table below shows a reconciliation of total cash costs per gold ounce and cash costs per gold ounce on a by-product basis:

	Three months ended
	March 31,	March 31,
	2019	2018
Total Cash Costs
Mining	$11,051	$7,376
Processing	4,821	4,488
Indirect mining cost	1,525	1,972
Inventory changes and others	(5,113)	(820)
Direct mining costs	12,284	13,016
Site general and administrative expenses	1,009	732
Cash costs before by-product credits	13,293	13,748
Divided by gold produced (oz)	12,032	6,579
Cash costs per ounce of gold produced ($/oz)	1,105	2,090
Less: By-product silver credits per ounce ($/oz)	(120)	(136)
Total cash cost per ounce of gold produced on a by-product basis ($/oz)	$985	$1,954

Ore placed (tons)	852,893	806,450
Total cash costs ($/t placed)	21.55	18.06
Crusher mechanical availability (%)	62%	65%
Apparent cumulative recovery (1) – gold	67.4%	71.5%
Apparent cumulative recovery (1) - silver	29.3%	27.1%
(1)	Note: Apparent cumulative recovery is the ratio of metal produced since beginning of leaching over total estimated metal contained in ore loaded to pad since beginning of operation.

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

The table below shows a reconciliation of cash costs per gold ounce on a by-product basis and all-in sustaining costs per ounce:

	Three months ended
	March 31,	March 31,
	2019	2018
All-in sustaining costs
Cash costs before by-product credits*	$13,293	$13,748
Silver by-product	(1,447)	(895)
Total cash cost after by-product	11,846	12,853
Corporate general and administrative expenses	796	477
Stock based compensation	27	45
Accretion expense	52	42
Sustaining capital	2,032	2,412
All-in sustaining costs	14,753	15,829
Divided by gold produced (oz)	12,032	6,579
All-in sustaining costs per gold ounce on a by-product basis	$1,226	$2,406

*The following table reconciles the above non-US GAAP measures to the most directly comparable US GAAP measures:

	Three months ended
	March 31,	March 31,
	2019	2018
Cost of goods sold	14,902	16,034
Less: depreciation and depletion	$(2,566)	$(2,976)
Less: accretion expense	(52)	(42)
Direct mining costs	12,284	13,016
Add: site general and administrative expenses	1,009	732
Cash costs before by-product credits	$13,293	$13,748

Summary of Significant Accounting Policies and Estimates

Full disclosure of the Company’s significant accounting policies and estimates in accordance with US GAAP can be found in the notes to its audited consolidated financial statements for the year ended December 31, 2018 and unaudited condensed consolidated interim financial statements for the three months ended March 31, 2019.

Adopted

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

The ASU was effective for annual and interim periods beginning January 1, 2019 and is applicable on a modified retrospective basis. The Company adopted the guidance effective January 1, 2019 and has applied the guidance on a modified retrospectively basis. There was an immaterial impact on the financial statements from adoption of this guidance.

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

Management’s report on internal control over financial reporting

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the Company has implemented a remediation plan and has addressed the deficiency previously noted with regards to inventory controls, and has engaged an external consultant to assist in the documentation and review of its internal controls.

Fraud Analysis

The Company is committed to preventing fraud and corruption and is developing an anti-fraud culture. To achieve this goal, the Company has committed to the following:

1.	Developing and maintaining effective controls to prevent fraud;
2.	Ensuring that if fraud occurs a vigorous and prompt investigation takes place;
3.	Taking appropriate disciplinary and legal actions;
4.	Reviewing systems and procedures to prevent similar frauds;
5.	Investigating whether there has been a failure in supervision and take appropriate disciplinary action if supervisory failures occurred; and
6.	Recording and reporting all discovered cases of fraud.

The following policies have been developed to support the Company’s goals:

●	Insider Trading Policy
●	Managing Confidential Information Policy
●	Whistleblower Policy
●	Anti-corruption Policy

All policies can be viewed in full on the Company’s website at www.goldenqueen.com

For the three months ended March 31, 2019 and the year ended December 31, 2018, there were no reported instances of fraud.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

GQM LLC is the operator of the Project, which is located in Mojave in Kern County, California. The mine safety disclosures required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K are included in Exhibit 95.1 of this Quarterly Report. There was one lost-time accident at GQM LLC during the three months ended March 31, 2019.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing
10.1	First Amendment to Second Amended and Restated Term Loan Agreement dated February 22, 2018 among the Company, the Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009, EHT, LLC, and the Clay Family 2009 Irrevocable Trust dated April 14, 2009	Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company, filed with the SEC on May 10, 2018

10.2	First Amendment to Amended and Restated Registration Rights Agreement dated February 22, 2018 among the Company, the Landon T. Clay 2009 Irrevocable Trust Dated March 6, 2009, EHT, LLC, and the Clay Family 2009 Irrevocable Trust dated April 14, 2009	Incorporated by reference to Exhibit 10.2 to the Form 10-Q of the Company, filed with the SEC on May 10, 2018

10.3	Revolving Credit Agreement dated October 12, 2018 among Golden Queen Mining Company, LLC, Golden Queen Mining Holdings, Inc., Gauss LLC, Gauss Holdings LLC and Auvergne LLC	Incorporated by reference to Exhibit 10.3 to the Form 10-Q of the Company, filed with the SEC on November 8, 2018

10.4	Share Purchase Agreement dated February 7, 2019 among the Company, and Estate of Landon Thomas Clay, Thomas M. Clay, Lavinia D. Clay, Cassius M.C. Clay, Landon H. Clay, Richard T. Clay, Jonathan Clay, James Clay, Clay Family 2009 Irrevocable Trust, LTC 2009 Irrevocable Trust, EHT, LLC, Monadnock Charitable Lead Annuity Trust dated May 31, 1996, Arctic Coast Petroleums, Ltd., and 933 Milledge, LLC	Incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company, filed with the SEC on February 11, 2019

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the US Securities Exchange Act of 1934	Filed herewith

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the US Securities Exchange Act of 1934	Filed herewith

32.1	Section 1350 Certification of the Principal Executive Officer	Filed herewith

32.2	Section 1350 Certification of the Principal Financial Officer	Filed herewith

95.1	Mine Safety Disclosure	Filed herewith

101	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three months ended March 31, 2019, formatted in XBRL	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2019

GOLDEN QUEEN MINING CO. LTD.
(Registrant)

By:	/s/ Guy Le Bel
Guy Le Bel
Principal Executive and Financial Officer